Form 10-Q
period 1996-03-31
CELADON GROUP INC
filed 1996-05-13
CIK 865941

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 1996

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER: 0-23192


                               CELADON GROUP, INC.
             (Exact name of Registrant as specified in its charter)


            DELAWARE                                         13-3361050
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                        Identification Number)



       9503 EAST 33RD STREET
         ONE CELADON DRIVE
          INDIANAPOLIS, IN                                     46236-4207
(Address of principal executive offices)                       (Zip Code)



       Registrant's telephone number, including area code: (317) 972-7000



Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes   X      No
                     ------       ------

The number of shares outstanding of the Common Stock ($.033 par value) of the Registrant as of the close of business on May 8, 1996 was 7,750,580.

                               CELADON GROUP, INC.

                                    INDEX TO

                            MARCH 31, 1996 FORM 10-Q


PART I. FINANCIAL INFORMATION


      Item 1. Financial Statements (Unaudited)

         Condensed consolidated balance sheets at March 31, 1996
         and June 30, 1995........................................................3

         Condensed  consolidated  statements  of operations - For the three and nine months ended March 31, 1996 and 1995................................4

         Condensed consolidated statements of cash flows - For the nine months ended March 31, 1996 and 1995............................................5

         Notes to condensed consolidated financial statements ....................6

      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations..........................................11


PART II. OTHER INFORMATION


      Item 5.  Other.............................................................15

      Item 6.  Exhibits and Reports on Form 8-K..................................15


                         PART I - FINANCIAL INFORMATION

                               CELADON GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                   MARCH 31,       JUNE 30,
                                                                                     1996            1995
                                                                                    -----            ----
                                   A S S E T S
Current assets:
    Cash and cash equivalents...................................................   $  3,954        $  1,809
    Trade receivables, net of allowance.........................................     39,368          50,376
    Accounts receivable - other.................................................     11,513           4,904
    Prepaid expenses and other current assets...................................      4,110           3,606
    Tires in service ...........................................................      2,769           1,956
    Assets held for resale......................................................      3,624           2,711
    Deferred income tax assets .................................................        882             807
                                                                                 ----------       ---------
        Total current assets ...................................................     66,220          66,169
                                                                                 ----------       ---------
Property and equipment, at cost ................................................     95,839          81,054
Less accumulated depreciation and amortization..................................     21,163          19,660
                                                                                 ----------       ---------
        Net property and equipment..............................................     74,676          61,394
                                                                                 ----------       ---------
Deposits........................................................................        876           1,208
Tires in service ...............................................................      2,295           2,115
Intangible assets...............................................................        906           2,311
Goodwill, net of accumulated amortization.......................................      5,087          15,630
Other assets....................................................................      1,918           2,797
                                                                                 ----------       ---------
        Total assets............................................................   $151,978        $151,624
                                                                                 ----------       ---------
                                                                                 ----------       ---------

      L I A B I L I T I E S  A N D  S T O C K H O L D E R S '  E Q U I T Y

Current liabilities:
     Accounts payable...........................................................   $ 12,066        $ 18,483
     Accrued expenses ..........................................................     17,826          11,986
     Bank borrowings and current maturities of long-term debt...................     12,225           4,530
     Current maturities of capital lease obligations............................      8,941           6,446
     Income taxes payable ......................................................        163             823
     Current maturities of ESOP loan............................................        100             100
                                                                                 ----------       ---------
            Total current liabilities...........................................     51,321          42,368

Long-term debt, net of current maturities ......................................     16,787          18,323
Capital lease obligations, net of current maturities............................     24,294          21,049
ESOP loan, net of current maturities ...........................................        110             185
Deferred income tax liabilities ................................................      6,875           5,089
                                                                                 ----------       ---------
            Total liabilities                                                        99,387          87,014
                                                                                 ----------       ---------
Minority interest...............................................................        208           3,157
Commitments and contingencies
Redeemable common stock, issued and outstanding 200,000 shares at June 30,1995         ---            3,614
Stockholders' equity:
    Preferred stock, $1.00 par value, authorized 179,985 shares; issued and
     outstanding zero shares ...................................................       ---             ---
    Common stock, $.033 par value, authorized 12,000,000 shares; issued and outstanding 7,750,580 and 7,741,247 shares at  March  31, 1996 and
      June 30, 1995, respectively ..............................................        256             256
    Additional paid-in capital..................................................     56,281          55,282
    Retained earnings ..........................................................     (3,770)          2,764
    Equity adjustment for foreign currency translation..........................       (174)           (178)
                                                                                 ----------       ---------
                                                                                     52,593          58,124
Less:
     Debt guarantee for ESOP....................................................       (210)           (285)
                                                                                 ----------       ---------
          Total stockholders' equity ...........................................     52,383          57,839
                                                                                 ----------       ---------
          Total liabilities and stockholders' equity............................ $  151,978        $151,624
                                                                                 ----------       ---------
                                                                                 ----------       ---------


     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)





                                                   FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                            March 31,                    MARCH 31,
                                                       1996          1995           1996          1995
                                                       ----          ----           ----          ----
Operating revenue..................................  $ 48,448      $ 30,612      $ 133,292      $ 91,133
                                                     --------      --------      ---------      --------

Operating expenses:
    Salaries, wages and employee benefits..........    17,709        11,837        48,631         35,052
    Fuel...........................................     7,425         4,755        19,625         14,299
    Operating costs and supplies...................     3,322         3,496         8,542          8,727
    Direct expenses for logistics..................     1,378         1,158         3,199          3,343
    Insurance and claims...........................     1,739         1,227         4,904          3,676
    Depreciation and amortization..................     2,009         1,316         5,750          4,486
    Rent...........................................     8,631         2,363        24,392          6,776
    Professional and consulting fees...............       362           321         1,217            876
    Communications and utilities...................       743           443         2,106          1,242
    Permits, licenses and  taxes...................     1,020           800         2,979          2,372
    Employee stock ownership plan contribution.....        25           ---            75            ---
    Gain on sale of revenue equipment..............       (90)          (87)         (995)          (188)
    Selling........................................       887           384         2,436          1,066
    General and administrative.....................       951           400         2,372          1,104
                                                     --------      --------      ---------      --------
        Total operating expenses...................    46,111        28,413       125,233         82,831
                                                     --------      --------      ---------      --------
Operating income...................................     2,337         2,199         8,059          8,302

Other expense:
    Interest expense...............................       926           680         2,728          2,457
    Other..........................................        34           (24)           77            ---
                                                     --------      --------      ---------      --------
    Income from continuing operations before income
      taxes........................................     1,377         1,543         5,254          5,845
    Provision for income taxes.....................       545           937         2,437          3,093
                                                     --------      --------      ---------      --------
      Income from continuing operations............       832           606         2,817          2,752
Discontinued operations (note 5 ):
    Loss from operations of freight forwarding
      division  (net of tax).......................       ---          (634)       (1,137)          (788)
    Loss on disposal of freight forwarding division (net
      of tax)......................................       ---           ---        (8,214)           ---
                                                     --------      --------      ---------      --------
      Loss from discontinued operations............       ---          (634)       (9,351)          (788)
                                                     --------      --------      ---------      --------
      Net income (loss)............................  $    832      $    (28)     $ (6,534)      $  1,964
                                                     --------      --------      ---------      --------
                                                     --------      --------      ---------      --------
Earnings (loss) per Common Share:
    Continuing operations.........................   $   0.11      $   0.08      $   0.35       $   0.39
    Discontinued operations........................      ---          (0.08)        (1.17)         (0.11)
                                                     --------      --------      ---------      --------
      Net income (loss) ...........................  $   0.11      $    ---      $  (0.82)      $   0.28
                                                     --------      --------      ---------      --------
                                                     --------      --------      ---------      --------
Weighted average number of common shares and
      common share equivalents outstanding......... 7,884,100     7,672,781      7,921,627     7,048,941
                                                     --------      --------      ---------      --------
                                                     --------      --------      ---------      --------



     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         ( DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)



                                                                                        NINE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                   ---------------------------
                                                                                       1996           1995
                                                                                       ----           ----
Continuing Operations:
Cash flows from operating activities:
    Net  income.............................................................          $ 2,817        $2,752
    Adjustments to reconcile net  income to net cash provided
       by operating activities:
      Depreciation and amortization.........................................            5,750         4,486
      Provision for deferred income  taxes..................................            2,580         1,445
      Provision for doubtful accounts.......................................               98            24
      Imputed interest on partnership note..................................                            (32)
      Net (gain) loss on sale of property and equipment.....................             (995)         (188)
      Net (gain) loss other.................................................               77          ---
       Changes in assets and liabilities:
         (Increase) decrease in trade receivables...........................           (7,137)          604
         (Increase) decrease in accounts receivable -- other................            4,998          (262)
         (Increase) in income tax receivable................................             (891)          (55)
         (Increase) in tires in service.....................................             (699)         (195)
         (Increase) decrease in prepaid expenses and other current assets...             (784)       (1,946)
         (Increase) in other assets.........................................           (1,943)       (1,193)
         Increase in accounts payable and accrued expenses..................            9,002       (10,283)
         Increase (decrease) in income taxes payable........................             (206)          404
                                                                                   ----------    ----------
      Net cash provided by (used for) operating activities..................           12,667        (4,439)
                                                                                   ----------    ----------
Cash flows from investing activities:
   Purchase of property and equipment.......................................           (9,209)       (9,017)
   Proceeds on sale of property and equipment...............................            1,877         2,468
   Decrease in deposits.....................................................              331           234
                                                                                   ----------    ----------
       Net cash used for investing activities...............................           (7,001)       (6,315)
                                                                                   ----------    ----------
Cash flows from financing activities:
   Proceeds from issuance of Common Stock...................................              136        16,137
   Proceeds from issuance of redeemable common stock........................              ---         3,614
   Proceeds from bank borrowings and debt...................................           46,266        27,705
   Payments of bank borrowings and debt ....................................          (44,090)      (34,297)
   Principal payments under capital lease obligations.......................           (6,312)       (5,332)
                                                                                   ----------    ----------
       Net cash provided by (used for) financing activities ................           (4,000)        7,827
                                                                                   ----------    ----------
       Net cash provided by (used for) continuing operations................            1,666        (2,927)
                                                                                   ----------    ----------
Discontinued Operations:
   Loss from operations, net of income taxes................................           (1,137)         (788)
   Estimated loss on disposal, net of income taxes..........................           (8,214)          ---
   Change in net operating assets...........................................            8,001         4,460
                                                                                   ----------    ----------
   Operating activities.....................................................           (1,350)        3,672
   Investing activities.....................................................            4,405        (5,107)
   Financing activities.....................................................           (2,576)        4,500
                                                                                   ----------    ----------
Net cash provided by (used for ) discontinued operations....................              479         3,065
                                                                                   ----------    ----------
Increase in cash and cash equivalents.......................................            2,145           138
Cash and cash equivalents at beginning of period............................            1,809         2,446
                                                                                   ----------    ----------
Cash and cash equivalents at end of period..................................           $3,954        $2,584
                                                                                   ----------    ----------
                                                                                   ----------    ----------
Supplemental cash flow information:

     During the nine months ended March 31, 1996 and 1995, capital lease obligations in the amount of $15.8 million and $13.0 million, respectively were incurred in connection with the purchase of, or option to purchase revenue equipment (including tires in service).



     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)



(1)     BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the general instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements and notes thereto of Celadon Group, Inc. (the "Company") for the years ended June 30, 1995, 1994 and 1993.

     The unaudited interim financial statements reflect all adjustments (all of a normal recurring nature) which management considers necessary for a fair presentation of the financial condition and results of operations for these periods. The results of operations for the interim period are not necessarily indicative of the results that may be reported for the full year.

        The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     The condensed consolidated balance sheet at June 30, 1995 was derived from the audited consolidated balance sheet at that date.


(2)     SEGMENT AND GEOGRAPHICAL INFORMATION; SIGNIFICANT CUSTOMER

        The Company's continuing operations consists of two segments: trucking, and logistics, and the Company generates revenue from its operations in the United States, Mexico and South America. Revenue from Chrysler accounts for a significant amount of the Company's trucking revenue. During December, 1995, the Company's Board of Directors adopted a plan to discontinue its freight forwarding business which was previously reported as a separate business segment. The Company has presented the results of this segment as a discontinued operation, as described in note 5.

                               CELADON GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 1996
                         ( DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

Information as to the Company's continuing operations by segment is summarized below:


                                            FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                    MARCH 31,                     MARCH 31,
                                                1996           1995          1996            1995
                                                ----           ----          ----            ----
Operating revenue:
   Trucking - Truckload                       $ 39,517       $ 28,619      $110,143         $85,570
            - Flatbed.......................     4,621            ---        13,509             ---
   Logistics................................     4,310          1,993         9,640           5,563
                                              --------       --------      --------         -------
     Total.................................   $ 48,448       $ 30,612      $133,292         $91,133
                                              --------       --------      --------         -------
                                              --------       --------      --------         -------

Operating income:
   Trucking - Truckload....................   $  2,423        $ 2,757     $   8,879         $9,828
            - Flatbed......................        230            ---           571            ---
   Logistics...............................        476            271         1,064            836
                                              --------       --------      --------         -------
   Total from operating segments...........      3,129          3,028        10,514          10,664
   Corporate expenses......................       (792)          (829)       (2,455)         (2,362)
   Interest expense........................       (926)          (680)       (2,728)         (2,457)
   Other income............................        (34)            24           (77)            ---
                                              --------       --------      --------         -------
     Income from continuing operations
       before income taxes.................   $  1,377        $ 1,543      $  5,254        $  5,845
                                              --------       --------      --------         -------
                                              --------       --------      --------         -------
Capital expenditures (including capital leases):
   Trucking - Truckload                       $  3,098        $   334      $ 22,772       $  25,579
            - Flatbed......................        ---            ---            18             ---
   Logistics ..............................        982              3         1,908              12
   Corporate...............................        ---              3             3              34
                                              --------       --------      --------         -------
     Total from continuing operations            4,080            340        24,701          25,625
   Discontinued operations.................        ---             81           487           1,181
                                              --------       --------      --------         -------
     Total.................................   $  4,080        $   421       $25,188        $ 26,806
                                              --------       --------      --------         -------
                                              --------       --------      --------         -------
Depreciation and amortization:
   Trucking - Truckload                       $  1,836        $ 1,298       $ 5,338        $ 4,431
            - Flatbed......................         60           ---            179            ---
   Logistics ..............................        108            18            219             53
   Corporate...............................          5           ---             14              2
                                              --------       --------      --------         -------
     Total from continuing operations......      2,009         1,316          5,750          4,486
   Discontinued operations.................        ---           386            884            888
                                              --------       --------      --------         -------
     Total.................................   $  2,009       $ 1,702       $  6,634        $ 5,374
                                              --------       --------      --------         -------
                                              --------       --------      --------         -------

Identifiable assets:
   Trucking - Truckload                                                    $106,701        $ 85,812
            - Flatbed....................................................     7,100             ---
   Logistics ............................................................     6,046           2,713
                                                                           --------        --------
     Total from operating segments.......................................   119,847          88,525
   Corporate.............................................................     3,220           1,751
                                                                           --------        --------
     Total from continuing operations....................................   123,067          90,276
   Discontinued operations...............................................    28,911          53,521
                                                                           --------        --------
         Total...........................................................  $151,978        $143,797
                                                                           --------        --------
                                                                           --------        --------

                               CELADON GROUP, INC.
            NOTES TO CONDENSED CONSOLIDATED STATEMENTS -- (CONTINUED)
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

    Information as to the Company's operations by geographic area is summarized below:


                                                      FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                               MARCH 31,                      MARCH 31,
                                                           1996            1995            1996       1995
                                                           ----            ----            ----       ----
Operating revenue from continuing operations:
   United States...........................           $   44,091        $ 30,612       $ 123,780   $  91,133
   Mexico (i)..............................                1,350             ---          3,535          ---
   South America (ii)......................                3,007             ---          5,977          ---
                                                      ----------        --------       ---------   ---------
      Total................................           $   48,448        $ 30,612       $ 133,292   $  91,133
                                                      ----------        --------       ---------   ---------
                                                      ----------        --------       ---------   ---------
Income (loss) from continuing operations:
   United States...........................           $    1,021        $  1,543       $  4,602    $   5,845
   Mexico (i)..............................                  144             ---            298          ---
   South America (ii)......................                  212             ---            354          ---
                                                      ----------        --------       ---------   ---------
      Total................................           $    1,377        $  1,543       $  5,254    $   5,845
                                                      ----------        --------       ---------   ---------
                                                      ----------        --------       ---------   ---------
Total assets:
Continuing operations:
   United States.....................................................................  $116,363    $ 90,276
   Mexico (i)........................................................................     2,219         ---
   South America (ii)................................................................     4,485         ---
                                                                                       --------    --------
     Total  continuing operations....................................................  $123,067    $ 90,276
                                                                                       --------    --------
Discontinued operations:
   United States.....................................................................    25,090      45,897
   Europe (iii)......................................................................     3,821       7,624
                                                                                       --------    --------
     Total discontinued operations...................................................    28,911      53,521
                                                                                       --------    --------
     Total assets....................................................................  $151,978    $143,797
                                                                                       --------    --------
                                                                                       --------    --------

- - ----------

(i) Relates to the Company's trucking operations in Mexico.

(ii) Relates to the Company's logistics operations in Argentina and Brazil.

(iii) Relates to the Company's freight forwarding operations based in the United Kingdom.

Significant Customer:

   Revenue from Chrysler accounted for approximately 54% and 42% of the Company's trucking revenue for the nine months ended March 31, 1996 and 1995, respectively. The Company transports Chrysler after-market replacement parts and accessories within the United States and Chrysler original equipment automotive parts primarily between the United States and the Mexican border, which accounted for 31% and 69%, respectively, of the Company's revenue from Chrysler for the nine months ended March 31, 1996 and 48% and 52%, respectively, for the nine months ended March 31, 1995. Chrysler business is covered by two agreements, one of which covers the domestic portion of this business and expires on September 30, 1996, and the other of which covers the United States-Mexican portion of this business and expires on December 31, 1996.

                               CELADON GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 1996
                                   (UNAUDITED)

(3) INCOME TAXES

        The Company's effective tax rate differs from the statutory federal tax rate of 35% due to state income taxes and certain expenses which are not deductible for income tax purposes. The effective tax rates for continuing operations for the nine months ending March 31, 1996 and 1995 were 46.4% and 52.9%, respectively. The tax provisions include additional tax expense related to the non-deductible portion of expense allowances paid to drivers which was discontinued by the Company in September, 1995.


(4) COMMITMENTS AND CONTINGENCIES

     Standby letters of credit, not reflected in the accompanying condensed consolidated financial statements, aggregated approximately $3,255,000 at March 31, 1996.

     The Company has outstanding commitments to purchase approximately $34 million of revenue equipment at March 31, 1996.

        The Company has been assessed approximately $750,000 by the State of Texas for Interstate Motor Carrier Sales and Use Tax for the period from April 1988 through June 1992. The Company disagrees with the State of Texas over the method used by the state in computing such taxes and intends to vigorously pursue all of its available remedies, including litigation of this matter. The Company has accrued an amount that management estimates is due based upon methods they believe are appropriate. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its consolidated financial position.

        There are various claims, lawsuits and pending actions against the Company and its subsidiaries incident to the operation of its business. The Company believes many of these proceedings are covered in whole or in part by insurance and that none of these matters will have a material adverse effect on its financial position.


(5)     DISCONTINUED OPERATIONS

     During December, 1995 the Board of Directors of Celadon Group, Inc. authorized the disposal of the Company's freight forwarding business. In connection with the Company's plan of disposition effective February 1, 1996, the U.S. customer list together with certain assets and liabilities of the Company's U.S. freight forwarding business, operating under the name Celadon/Jacky Maeder Company, were sold to the Harper Group, Inc.'s primary operating subsidiary, Circle International, Inc. Pursuant to the terms of the transaction, the total purchase price for these assets and liabilities will be paid in cash and will equal the net revenue derived from such customer list during the twelve-month period following February 1, 1996. The Harper Group, Inc. made an initial down payment of $9.5 million at closing with the balance of the purchase price to be paid in quarterly installments as earned by the Harper Group, Inc.

     The precise timetable for the sale and liquidation of the remaining assets and liabilities of the freight forwarding business, principally composed of the Company's remaining freight forwarding branches, as well as trade receivables, and payables, will depend upon the Company's ability to identify appropriate purchasers and to negotiate acceptable terms for the sale of such businesses. However, the Company currently anticipates completing such sale and liquidation by December 31, 1996.

                               CELADON GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 1996
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


     At March 31, 1996 assets and liabilities included in the Company's consolidated balance sheet related to the discontinued operation are as follows:


   Assets:
           Cash.........................................     $ 1,983
           Accounts receivable (net of allowance)             14,366
           Accounts receivable other....................       8,563
           Assets held for resale.......................       3,624
           Prepaid expenses and other current assets ...         375
                                                             -------
               Total ...................................     $28,911
                                                             -------
                                                             -------
  Liabilities:
           Accounts payable.............................     $ 5,508
           Accrued expenses.............................       5,780
           Bank borrowings and current maturities
             of long term debt .........................       5,159
                                                             -------
               Total....................................     $16,447
                                                             -------
                                                             -------

- - --------------------

     The anticipated loss on the disposal of the freight forwarding segment has been accounted for as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." As such, prior period financial statements have been restated to reflect the discontinuation of this line of business and the Company recorded a charge to earnings during the three months ending December 31, 1995 representing the expected loss on the disposal of this business. In determining the estimated loss on disposition in the December 31, 1995 financial statements, management made certain estimates and assumptions based upon currently available information. These estimates and assumptions primarily relate to the ultimate sales price to be received from the sale of the U.S. customer list to the Harper Group, Inc., the net realizable value of the remaining assets to be disposed of, the liquidation of trade receivables, and the costs associated with the settlement of certain leases, severance and other obligations. However, actual amounts may differ from these estimates. Revenue of the freight forwarding segment for the three and nine month period ended March 31, 1996 and 1995 were $0 and $70.9 million and $31.7 million and $87.6 million, respectively.

(6) COMMON STOCK

     On February 7, 1996 the Company's Board of Directors (" the Board") authorized the purchase of the 200,000 shares of the Company's Common Stock from Swissair Associated Companies, Ltd., which shares were previously presented as redeemable Common Stock in the Company's consolidated balance sheet. The shares were repurchased at a negotiated price of $13.75 per share. The Board also authorized the repurchase of up to $2 million of the Company's Common Stock on the open market from time to time as market conditions warrant. To date, no shares have been repurchased.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1995

     Revenue. Consolidated revenue of the Company increased by $17.8 million, or 58%, to $48.4 million for the three months ended March 31, 1996 (the "1996 period") from $30.6 million for the three months ended March 31, 1995 (the "1995 period"). Revenue from the trucking division's truckload segment increased by $10.9 million, or 38%, to $39.5 million in the 1996 period from $28.6 million in the 1995 period, primarily as a result of an increase in the demand for the Company's transportation services between the United States and Mexico. The Company's trucking division's flatbed segment acquired in June, 1995 represented $4.6 million of the increase in consolidated revenues. The number of tractors operated by the Company's U.S. truckload operation rose to 1,143 at March 31, 1996 compared to 928 at March 31, 1995.

     Revenue from the logistics division increased by $2.3 million to $4.3 million in the 1996 period from $2.0 million in the 1995 period. This increase was the result of the South American operations in Brazil and Argentina, which commenced operations during the fourth quarter of fiscal 1995 offset partially by a decline in domestic special projects logistics business.

     Operating income. The trucking division's truckload segment operating income decreased by $.4 million, or 14%, to $2.4 million in the 1996 period from $2.8 million in the 1995 period. This decrease was principally attributable to higher fuel costs and a change in the mix of Mexican traffic. The operating ratio for the truckload segment, which is the percentage of operating expenses to its revenue, increased to 93.9% in the 1996 period from 90.4% in the 1995 period. The Company's flatbed segment acquired in June, 1995, had an operating ratio of 95.0%, which is typically higher than the Company's truckload segment since its revenue is generated by owner operators which are generally more expensive as a percentage of revenue than the use of Company owned equipment. Costs associated with the rental of flatbed owner operated equipment is classified as rent expense in the consolidated statement of operations.

     Operating income for the 1996 period in the logistics segment increased by $.2 million, or 67%, to $.5 million for the three months ended March 31, 1996 from $.3 million for the three months ended March 31, 1995 as gains in the South American operations, which commenced operations during the fourth quarter of fiscal 1995, were offset by fewer special projects moves.

     Corporate expenses in the 1996 period were comparable with the 1995 period.

     Interest expense. Interest expense increased by $.2 million, or 29%, to $.9 million in the 1996 period from $.7 million in the 1995 period, as a result of higher average outstanding borrowings, which was partially offset by lower average interest rates.

     Income taxes. The effective tax rates for the March 31, 1996 and 1995 periods were 39.6% and 60.7% respectively. The higher effective tax rate during the 1995 period is principally due to additional tax expense related to the non-deductible portion of expense allowances paid to drivers, which was discontinued in September, 1995.

NINE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THE NINE MONTHS ENDED MARCH 31, 1995

     Revenue. Consolidated revenue of the Company increased by $42.2 million, or 46%, to $133.3 million for the nine months ended March 31, 1996 (the "1996 period") from $91.1 million for the nine months ended March 31, 1995 (the "1995 period"). Revenue from the trucking division's truckload segment increased by $24.5 million, or 29%, to $110.1 million in the 1996 period from $85.6 million in the 1995 period, primarily as a result of an increase in the demand for the Company's transportation services between the United States and Mexico. The Company's trucking division's flatbed segment acquired in June, 1995 represented $13.5 million of the increase in consolidated revenues.

     Revenue from the logistics division increased by $4.0 million to $9.6 million in the 1996 period from $5.6 million in the 1995 period. This increase was the result of the South American operations in Brazil and Argentina, which commenced operations during the fourth quarter of fiscal 1995.

     Operating income. Trucking division's truckload segment operating income decreased by $.9 million, or 9%, to $8.9 million in the 1996 period from $9.8 million in the 1995 period. This decrease was principally attributable to lower average revenue per mile for the quarter ended December 31, 1995 and an increase in fuel expenses in the March 1996 quarter. These factors were partially offset by an increased gain on sale of revenue equipment of $.8 million. The operating ratio for the truckload segment, which is the percentage of the trucking division's operating expenses to its revenue increased to 91.9% in the 1996 period from 88.5% in the 1995 period. The Company's flatbed segment acquired in June, 1995, had an operating ratio of 95.8%, which is typically higher than the Company's truckload segment since its revenue is generated by owner operators which are generally more expensive as a percentage of revenue than the use of Company owned equipment. Costs associated with the rental of flatbed owner operated equipment is classified as rent expense in the consolidated statement of operations.

     Operating income for the 1996 period in the logistics division increased by $.3 million, or 27%, to $1.1 million for the nine months ended March 31, 1996 from $.8 million for the nine months ended March 31, 1995. This increase was the result of the South American operations in Brazil and Argentina, which commenced operations during the fourth quarter of fiscal 1995.

     Corporate expenses in the 1996 period increased by $.1 million to $2.5 million as compared with the 1995 period amount of $2.4 million.

     Interest expense. Interest expense increased by $.2 million, or 8%, to $2.7 million in the 1996 period, primarily as a result of the Company maintaining higher average outstanding borrowings, which was partially offset by lower average rates.

     Income taxes. The effective tax rates for the nine months ended March 31, 1996 and 1995 were 46.4% and 52.9% respectively. The higher effective tax rate during the 1995 period is principally due to tax expense related to the non-deductible portion of expense allowances paid to drivers, which was discontinued in September, 1995.

LIQUIDITY AND CAPITAL  RESOURCES


     The Company's primary capital requirements in fiscal 1996 have been funding the acquisition of revenue equipment for the trucking division, the investment in Celsur, Inc. and the construction of a corporate heardquarters in Indianapolis, Indiana. These requirements have been met primarily by internally generated funds, bank financings, and equipment leasing arrangements. At March 31, 1996 the Company had a credit facility of $35.0 million from its banks, of which $20.1 million was utilized as outstanding borrowings, and $3.3 million was utilized for standby letters of credit.

     The credit facilities bear interest at either a margin over LIBOR or the bank's prime rate, at the option of the Company. The weighted average interest rate charged on outstanding borrowings was 6.6% at March 31, 1996. The standby letter of credit portion of the Company's facility collaterizes the Company's obligations under insurance policies for liability coverage relating to its trucking operations.

     The trucking division also has financed its capital requirements by obtaining lease financings and notes payable on revenue equipment. At March 31, 1996, the Company had an aggregate of $33.5 million in such financings at interest rates ranging from 7.2% to 11.5%, maturing at various dates through 2002. Of this amount, $9.1 million is due within one year.

     As of March 31, 1996, the Company had on order 230 tractors and 662 trailers representing an aggregate capital commitment of $34 million. All of the new equipment has been or will be financed using a combination of operating and capital leases and the Company's credit facility.

     The Company's accounts receivable balance at March 31, 1996 decreased to $39.4 million from $50.4 million at June 30, 1995. This decrease was principally attributable to the freight forwarding business which decreased $18.0 million due to collections, an additional $5 million allowance for doubtful accounts related to the discontinuance of this business and the reclassification of $3.9 million, net of related payables to assets held for resale. This decrease in freight forwarding receivables was partially offset by a $6.2 million increase in trucking receivables due to increased revenues during the period and $.8 million relating to flatbed operations acquired in June, 1995.

     The Company purchases fuel contracts from time to time for a portion of its projected fuel needs. At March 31, 1996, the Company had futures contracts aggregating approximately $400,000 to hedge against possible increases in fuel prices. Such contracts represent approximately 13% of the Company's anticipated monthly gallons of fuel to be purchased through June 30, 1996. The fair value of such contracts at March 31, 1996, based upon current market quotes for contracts with similar terms, was not significantly higher than the carrying value of such contracts. The Company's fuel hedging program has not significantly impacted the Company's recent operating results and has not adversely impacted the Company's liquidity.

     During December, 1995 , the Company decided to discontinue the operation of its freight forwarding segment and has accounted for this as a discontinued operation. As such, the Company has made certain estimates as to the ultimate amount to be realized on the sale of its customer list and other assets related to this operation and has provided for certain costs expected to be incurred in the discontinuance of these activities. The actual amounts may differ from these estimates.

     Upon completion of the discontinuance of the freight forwarding segment, approximately $19 million in cash flow is expected to be generated, of which approximately $12 million will be used to retire debt directly related to the freight forwarding segment. As of March 31, 1996 the discontinuance generated $9.5 million in cash, of which $6.5 million was used to retire bank debt.

     On February 7, 1996 the Company's Board of Directors (" the Board") authorized the purchase of the 200,000 shares of the Company's Common Stock from Swissair Associated Companies, Ltd. presented as redeemable Common stock in the Company's consolidated balance sheet at June 30, 1995. On February 21, 1996 these shares were purchased at a negotiated price of $13.75 per share. The Board also authorized the repurchase of up to $2 million of the Company's Common Stock on the open market from time to time as market conditions warrant.

     Management believes that there are presently adequate sources of secured equipment financings together with its existing credit facilities and cash flow from operations to provide sufficient funds to meet the Company's anticipated working capital requirements, fund the acquisition of tractors and trailers presently on order and to complete the construction of the new trucking division headquarters. Additional growth in the tractor and trailer fleet beyond the Company's existing orders will require additional sources of financing.


SEASONALITY

     To date, the Company's revenues have not shown any significant seasonal pattern. However, because the Company's trucking subsidiary's primary traffic lane is between the Midwest United States and Mexico, a severe winter generally may have an unfavorable impact upon the Company's results of operations.


INFLATION

     Many of the Company's operating expenses are sensitive to the effects of inflation, which could result in higher operating costs. The effects of inflation on the Company's businesses during fiscal 1996, 1995 and 1994 generally were not significant.

                           PART II - OTHER INFORMATION


ITEM 5. OTHER

     On April 17, 1996 the Company solicited proxies for its annual meeting of stockholders to be held at the Company's headquarters in Indianapolis, on Friday May 17, 1996 at 10:00 AM (local time) for stockholders of record as of April 11, 1996.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8K


     (a)   Exhibits
           Exhibit 11 - Computation of per share earnings


     (b)   Reports on Form  8-K
           April 3, 1996 - Relocation of Corporate Headquarters

     (c)   Exhibits
           Exhibit 27 - Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CELADON GROUP, INC.
                                           (Registrant)




Date:   May 13, 1996

                                                  /s/ Stephen Russell
                                       -----------------------------------------
                                        Stephen Russell, Chief Executive Officer
                                          (Principal Executive Officer and
                                           acting Chief Financial Officer)


Date:   May 13, 1996                              /s/ Leonard R. Bennett
                                       -----------------------------------------
                                          Leonard R. Bennett, President and
                                             Chief Operating Officer