Form 10-K
period 1996-06-30
CELADON GROUP INC
filed 1996-09-26
CIK 865941

- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

          [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1996

          [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-23192

                               CELADON GROUP, INC.
             (Exact name of Registrant as specified in its charter)

                 DELAWARE                              13-3361050
       (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)             Identification Number)

            9503 East 33rd Street
              Indianapolis, IN                            46236
  (Address of principal executive offices)              (Zip Code)


       Registrant's telephone number, including area code: (317) 972-7000

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock ($0.033 par value)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes        No   X
                     _____      _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

As of September 17, 1996, the aggregate market value of the Common Stock held by non-affiliates of the Registrant (4,402,888 shares) was approximately $36,323,826 (based upon the closing price of such stock on September 17, 1996). The number of shares outstanding of the Common Stock ($0.033 par value) of the Registrant as of the close of business on September 17, 1996 was 7,632,580.

                               CELADON GROUP, INC
                                    FORM 10-K

                                TABLE OF CONTENTS


                                                                                          Page
                                                                                          ----
PART I

        ITEM 1.       Business...............................................................3
        ITEM 2.       Properties............................................................14
        ITEM 3.       Legal Proceedings.....................................................15
        ITEM 4.       Submission of Matters to a Vote of Security Holders...................15


PART II

        ITEM 5.       Market for Registrant's Common Stock and Related
                        Stockholder Matters.................................................16
        ITEM 6.       Selected Financial Data...............................................17
        ITEM 7.       Management's Discussion and Analysis of Financial
                        Condition and Results of Operations.................................18
        ITEM 8.       Financial Statements and Supplementary Data...........................25
        ITEM 9.       Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosures................................58

PART III

        ITEM 10.      Directors and Executive Officers of the Registrant....................59
        ITEM 11.      Executive Compensation................................................63
        ITEM 12.      Security Ownership Principal Stockholders
                        and Management......................................................69
        ITEM 13.      Certain Relationships and Related Transactions........................72

PART IV

        ITEM 14.      Exhibits, Financial Statement Schedules and
                        Reports on Form 8-K.................................................75

SIGNATURES..................................................................................80


                                     PART I

ITEM 1. BUSINESS

GENERAL

    Celadon Group, Inc. (collectively with its subsidiaries, the "Company"), is an international transportation company primarily offering full truckload and flatbed trucking services. The Company specializes in providing long-haul, full truckload service between the United States and Mexico. In fiscal 1996, the Company's truckload division transported approximately 101,800 full truckload shipments, of which approximately 57,000 were shipments to and from the United States - Mexican border. The flatbed division moved approximately 24,100 loads primarily within the United States.

    The Company, a Delaware corporation headquartered in Indianapolis, Indiana, was formed on July 24, 1986 through the combination of two companies, Celadon Trucking Services, Inc. and Celadon Logistics, Inc., both owned by the same principal stockholders. The Company was traditionally engaged primarily in the long-haul, full truckload business. The Company expanded its trucking presence in Mexico during May 1995 by making an investment in Transportes RQF, S.A. de C.V. ("RQF"), a Mexican company formed to provide trucking services. In June 1995, the Company acquired Cheetah Transportation Company and CLK, Inc., including its subsidiary Cheetah Brokerage, Inc. (collectively "Cheetah"). Cheetah provides flatbed trucking and brokerage services principally in the United States.

     The Company entered the freight forwarding business in July 1990 by acquiring (the "Randy Acquisition Corp.") International Freight Holding Corp. and its subsidiaries (collectively, "Randy International, Inc."). On October 31, 1994, the Company expanded its freight forwarding business by entering into a partnership agreement with Jacky Maeder, Ltd. (the United States subsidiary of Jacky Maeder AG), for the purpose of combining their respective United States freight forwarding business operating as Celadon/Jacky Maeder Company ("CJM"). In March 1995, the Company broadened its United Kingdom freight forwarding business through the acquisition of Guestair, Ltd. In December 1995, following an analysis of results to date and an assessment of future prospects, the Board of Directors authorized the disposal of the freight forwarding division.

    In the fourth quarter of 1996, the Company continued its program to concentrate on its core business in truckload and flatbed trucking services by reducing unrelated activities. In March 1994, the Company had started the operation of a package delivery business. This business operated in the Logistics segment, under the name Celadon Express, Inc. ("Express") and was sold in June 1996. In May 1995, the Company's logistics division commenced the operation of Celsur, Inc. ("Celsur"), a warehousing, logistics and distribution business operating in South America. In July 1996, Celsur was sold to the former President of Celadon Group, Inc. for $3.1 million payable in a combination of cash and 100,000 shares of common stock of the Company. Following the sale of the two subsidiaries the Company determined that it would discontinue offering logistics services as a separate product line.

    TRUCKING

    The Company's trucking strategy is driven by a keen focus on service, technology, and logistics.

    Service. The Company specializes in providing premium truckload service principally to and from the United States-Mexican border. The Company targets large service-sensitive customers with time-definite delivery requirements and develops tailored programs to customer specific needs within the United States and Mexico. Service to these customers is enhanced by the Company's strategy of team-driver service, a high trailer-to-tractor ratio, the use of well maintained, late-model tractors and trailers, and 24-hour a day, seven-day a week dispatch and reporting services. In order to supplement its premium cross-border service, the Company has also developed strategic relationships with several key Mexican companies, and in May 1995, further strengthened its position with the investment in RQF. These relationships allow the Company to more effectively monitor shipper-to-consignee movements between the United States and Mexico, balance its northbound and southbound freight flows, and increase the productivity and utilization of its trailers.

    Technology. The Company has invested in technological applications to provide a strong platform for enhanced service and future growth. In particular, the Company has integrated information systems with QUALCOMM, Inc. ("QUALCOMM") satellite communication system (installed in all of the Company's over the road fleet including RQF). This technology provides numerous competitive advantages in the area of customer service, driver satisfaction, time-definite service, and reduced maintenance costs. Additionally, management believes the linkage of the Company's trucking system with RQF may provide it with a distinct advantage over many of its competitors, especially in the area of logistics management.

    Logistics. While the long-haul truckload market remains competitive, the Company attempts to differentiate itself by offering value-added services, including a full service approach to managing, tracking and reporting the transportation of goods across borders and within the United States. This expertise permits customers to rely on the Company to provide many services that were previously performed by the customer. Moreover, the Company's relationships with RQF, and several of the other Mexican trucking companies, allow the Company to offer full service logistics management of cross-border shipments. The Company's logistic management service provides an opportunity for the Company to realize greater revenue per truck mile as well as an opportunity to differentiate itself when competing for new customer contracts.

TRUCKLOAD DIVISION

    The truckload division which includes RQF accounted for approximately 87%, 100%, and 100% of the Company's operating income from continuing operations (before corporate expenses) for fiscal 1996, 1995, and 1994, respectively. The truckload division, based in Indianapolis, Indiana, operates a fleet, which as of June 30, 1996 consisted of 1,164 tractors and 3,963 trailers based in the United States, using non-union, Company-employed drivers. The truckload division derived approximately 62% of its revenue in fiscal 1996 from shipments transported to and from the United States-Mexican border. In order to maintain and strengthen its position in this market, the Company maintains a high trailer-to-tractor ratio compared to the industry average enabling it to provide trailer availability in Mexico for northbound freight; it operates nine terminal locations, including facilities in Laredo and El Paso, Texas, which are the two largest inland freight gateway cities between the United States and Mexico; and it provides services between the United States and Mexico through operating arrangements and utilization of approximately 16 Mexican truckload carriers. In addition, through RQF, the Company operated 49 tractors at June 30, 1996 and had terminal facilities in Mexico City and Nuevo Laredo, Mexico.

    Chrysler Corporation ("Chrysler") is the Company's largest customer and accounted for approximately 54% of the truckload division's revenue in fiscal 1996. The Company transports Chrysler original equipment automotive parts primarily between the United States and Mexico and Chrysler after-market replacement parts and accessories within the United States.

FLATBED TRUCKING DIVISION

    The flatbed segment of the truckload division was purchased on June 29, 1995 for approximately $5 million. The flatbed segment operates under the name of Cheetah Transportation Company ("Cheetah") and is headquartered in Mooresville, N.C. Cheetah operates through a network of agents and approximately 200 independent owner-operators to provide flatbed services to a wide range of customers. The segment's largest customer is the U.S. Government. Flatbed services are typically characterized by unique, special purpose freight such as military vehicles, large machinery, pipe and steel coils. Special permitting for the transportation of high-wide or overweight loads is occasionally required.

    INDUSTRY OVERVIEW

    The full truckload market in the United States is defined by the quantity of goods, generally over 10,000 pounds, shipped by a single customer and is divided into several segments by the type of trailer carrying goods. These segments include dry van, temperature-controlled, flatbed, and tank carriers.

    The full truckload market is further segmented by the level of service and pricing demanded by customers. The Company primarily competes in the dry van and flatbed, service-sensitive segment of this market. Shippers of high value and time-sensitive goods tend to be more concerned with the service capability of the carrier rather than simply obtaining the lowest priced transportation. In many cases, carriers choose either to provide premium service and charge rates consistent with that service or to compete primarily on the basis of price. In general, the trucking industry experienced a slowdown as a consequence of the United States economy in the spring of 1995 and continuing through the first half of 1996.

    The Company transports general commodity goods in the United States, to and from destinations in Canada (primarily eastern Canada), and to and from the United States-Mexican border. The volume of truckload freight shipped between the United States and Mexico had increased significantly, primarily as a result of significant market-oriented economic reform in Mexico and increasing North American economic interdependence. On December 20, 1994, the Mexican peso was devalued. Subsequently, imports into Mexico of United States manufactured consumer goods declined, while exports increased as a result of the weaker peso which improved the Company's balance of northbound freight movements.

    According to current United States and Mexican law, tractors registered in the United States or Mexico may be operated only in their country of registration, whereas trailers are permitted to cross the border. Thus, most cross-border shipments between the United States and Mexico are shipped to drop off points near the United States-Mexican border where either a Mexican or United States company picks them up and transports them into Mexico or the United States, as the case may be.

    The Company focuses on transporting freight for customers with long-haul, time-sensitive delivery requirements. These requirements often include the need to have cargo transported by two-person driver teams rather than solo drivers and in certain high volume dedicated traffic lanes relay teams of solo drivers. The use of driver teams or relay teams permits freight to be moved with fewer interruptions, allowing shipments to move more quickly and increasing the utilization of tractors. The need to have shipments move as rapidly as possible has increased with the rise of just-in-time inventory control. Competition in this segment of the market is generally based more on the ability of the carrier to consistently deliver the shipments on time, rather than on the basis of price.

    OPERATIONS

    The following table sets forth certain unaudited operating data relating to the trucking revenue and operations of the Company for the periods and at the dates indicated:


                                                   Fiscal year ended June 30,
                                                 ------------------------------
                                                 1996        1995         1994
                                                 ----        ----         ----

Truckload:(2)
Operating ratio (1) .........................    96.5%       89.1%        87.6%
Average miles per trip ......................   1,230        1,199        1,183
Average revenue per revenue mile ............   $1.15        $1.17        $1.15
Empty miles as a percent of revenue miles ...    9.1%         9.7%         7.8%
Total tractors operated at period end .......   1,213          923          742
Total trailers operated at period end .......   3,973        2,738        2,586

Flatbed:(3)

Operating ratio (1) .........................    95.8%
Average miles per trip ......................     553
Average revenue per revenue mile ............   $1.38
Total tractors operated at period end .......     201
Total trailers operated at period end .......     221


- ---------

(1) Represents operating expenses as a percentage of operating revenue.

(2) Prior to 1996 excludes data related to RQF which was acquired in the fourth quarter of fiscal 1995.

(3) Reflects the operations of Cheetah which was acquired in June 1995.

    In order to maximize its equipment utilization, the Company seeks customers that regularly ship multiple loads from locations along the Company's primary existing traffic lanes. Customer shipping patterns are regularly monitored and, as they expand or change, the Company attempts to obtain additional customers that will complement the new traffic lane.

    The Company's primary traffic lane is between the Midwest United States and the Mexican border, principally through Laredo and El Paso, Texas. To facilitate its operation in its primary traffic lane, the Company provides service between the United States and Mexico utilizing RQF and approximately 15 other Mexican carriers. In fiscal 1994, the Company entered into a five-year marketing and operating arrangement with Hercel for the purpose of coordinating the movement of equipment, the follow up on sales leads and marketing opportunities and the settlement of amounts due between the two companies. In June 1996, this agreement was amended and the Company now has relationships with several Mexican carriers.

    In May 1995, the Company made an investment in Transportes RQF, S.A. de C.V. ("RQF"), a previously inactive entity. RQF operated 49 tractors at June 30, 1996 and has terminals in Mexico City and Nuevo Laredo, Mexico. For its investment, the Company acquired 75% of the stock of RQF.

    In June 1995, the Company acquired all of the issued and outstanding Common Stock of Cheetah Transportation Company ("Cheetah") and CLK, Inc. ("CLK"). CLK, through its wholly owned subsidiary Cheetah Brokerage Company, operates as a freight broker. Operating since 1984, Cheetah is located in Mooresville, N.C. and provides primarily flatbed services exclusively through owner operators. At June 30, 1996, Cheetah's fleet of owner operators totaled approximately 200. The principal products handled by Cheetah include equipment, building materials, and wire cable. The Company's strategy is to provide its truckload customer base with flatbed services in the continental United States and, through the operations of RQF, to and from United States and Mexico.

    CUSTOMERS

    The principal types of freight transported by the Company include automotive parts, paper products, manufacturing parts, semi-finished products, appliances, and toys. The Company's customers frequently ship in the North-South trade lanes. The Company's truckload division currently services in excess of 3,000 trucking customers. Its largest customer is Chrysler, which accounted for approximately 54%, 45%, and 48% of the Company's truckload revenue for fiscal 1996, 1995, and 1994, respectively. Of the total revenue received in fiscal 1996 from Chrysler, approximately 31% was derived from the Company's transportation of after-market replacement parts and accessories within the United States and approximately 69% was derived from shipments of original equipment automotive parts between the Unites States and Mexico. Chrysler business is covered by two agreements, one of which covers the United States-Mexico business and the other of which covers domestic business. The international contract was extended for three years and now expires on December 31, 1999. The contract applicable to domestic movements is being renegotiated. No other customer accounted for more than 5% of the Company's trucking revenue during any of its three most recent fiscal years.

    REVENUE EQUIPMENT

    The Company's fleet is comprised of premium tractors manufactured by Freightliner, Kenworth, and Peterbilt to the Company's specifications, which the Company believes helps it to attract and retain drivers in the truckload division and minimize maintenance and repair costs. The Company leases or owns all of its tractors and trailers in its truckload division and utilizes independent owner-operators in its flatbed division. The flatbed division, Cheetah, does not own or lease revenue equipment.

    As of June 30, 1996, the average age of the Company's tractors was approximately 1.9 years. The Company utilizes a comprehensive maintenance program to minimize downtime, enhance the resale value of its revenue equipment, and control its maintenance costs. Centralized purchasing of spare parts and tires, and centralized control of on-road repairs are also used to control costs. The Company generally replaces its tractors every five years, although it retains some older tractors for use on shorter haul routes where they can be operated more efficiently. The Company further attempts to avoid declines in the resale value of the Company's equipment by entering into agreements with certain manufacturers providing for pre-established resale values.

    The following table shows the type and model year of the Company's, including RQF, revenue equipment at June 30, 1996:


                  Model Year                           Tractors         Trailers
                  ----------                           --------         --------
                  1996................................      328          1,159
                  1995................................      424          1,216
                  1994................................      226            300
                  1993................................      169            275
                  1992................................       42             75
                  1991................................       11             51
                  1990................................        4            157
                  Pre-1990............................        9            740
                                                          -----          -----
                     Total                                1,213          3,973
                                                          =====          =====


    Approximately 750 of the tractors are subject to operating leases and the remainder either are owned by the Company or subject to capital leases. Approximately 55% of the Company's trailers are 48 foot units, and the remainder are 53 foot units which have become the standard for the larger United States truckload carriers but which currently may be operated legally in Mexico only in limited circumstances. Additionally, the Company believes that its 3.3-to-1 trailer-to-tractor ratio is higher than the average industry ratio. The Company maintains a high trailer-to-tractor ratio in order to provide trailer availability in Mexico and to allow it to leave extra trailers with its high volume shippers to load and unload at their convenience. As of June 30, 1996, approximately three-quarters of the Company's trailers had an "air ride" system. As of June 30, 1996, the Company had on order 250 tractors and 450 trailers for delivery in fiscal 1997 and 1998. Management believes that there are presently adequate sources of secured equipment financing together with its existing credit facility and cash flow from operations to provide sufficient funds to purchase the tractors and trailers presently on order. Additional growth in the tractor and trailer fleet beyond the Company's existing orders will require additional sources of financing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    COMPUTER CONTROL SYSTEM

    The Company utilizes a computerized management control system at its Indianapolis facility to monitor all aspects of its operations. This system provides the Company with current information regarding drivers, shipment status and location. The computer and communication system enables tracking and monitoring with RQF and certain other Mexican carriers.

    The Company completed a technology upgrade program during fiscal 1995. As part of this program, all of the Company's over the road tractors have been equipped with a QUALCOMM satellite tracking and communications system. By tracking the location of revenue equipment and providing two-way communications with drivers, the QUALCOMM system simplifies equipment control and permits timely and efficient communication of critical operating data, such as shipment orders, loading instructions, routing, mileage operated, payroll, safety, traffic and maintenance information. The QUALCOMM system permits transmission of load assignments directly to the on-board display unit, and will even signal a driver when an assignment is available, so he or she may sleep in the tractor pending an assignment. The QUALCOMM system is integrated with the Company's operations and payroll systems. This fully integrated computer network allows the Company's dispatchers to be able to better match revenue equipment to available loads and schedule regular maintenance and fueling at Company terminals, thereby minimizing empty miles and improving productivity through better equipment utilization. Dispatchers in Indianapolis schedule, monitor, and coordinate shipments on a 24-hour a day, seven-day a week basis.

    During 1996, additional features were added to the system including the QTOP
(R) computer system which enables computerized analysis of dispatching options and consideration of maintenance intervals, driver home-time and other factors. This implementation caused a disruption in ongoing operations with a significant adverse impact on functional performance. Further enhancements are planned to fully realize the benefits of the Company's technology investment. "See Managements Discussion and Analysis of Financial Condition and Results of Operations."

    FUEL

    Fuel is a significant expense, and the Company has little or no control over the market price. The Company utilizes several techniques to manage its fuel expense. The Company purchases fuel in bulk for storage at the Company's terminals. The Company utilizes fuel efficient equipment and has equipped approximately 47% of its fleet with 300-gallon and 400-gallon fuel capacity with the balance of the fleet maintaining the standard 280-gallon capacity. This extra capacity permits the Company to maximize the use of bulk-purchased fuel stored at the Company's terminals. Additionally, the Company purchases fuel futures contracts from time to time for its projected fuel needs. Although the Company has in the past been able to assess fuel surcharges to customers, shortages of fuel or increases in fuel prices such as those experienced in March and April 1996 which were not passed along by the Company to its customers until early May, had an adverse effect on the Company's profitability.

    The Company's storage of fuel at its terminals is subject to governmental laws and regulations with respect to the protection of the environment. The Company believes that its fuel storage operations and facilities have been and are being operated in compliance in all material respects with all applicable environmental and health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. However, such storage of fuel by the Company at its terminals entails risks in these areas, and there can be no assurance that material costs or liabilities will not be incurred in the future. For example, the Company could be required to take remedial measures in connection with its storage of fuel at its terminals. Although the Company maintains insurance against liability for environmental cleanup and compliance costs, there can be no assurances that such amounts would be adequate in the event of an accident.

    DRIVERS

    At June 30, 1996, the Company employed 1,669 including drivers on vacation and inactive status. Drivers are selected in accordance with specific guidelines, relating primarily to safety records, driving experience, and personal evaluations, including a physical examination and mandatory drug testing. All drivers attend an orientation program and ongoing driver efficiency and safety programs.

    The truckload industry, and thus the Company, is subject to occasional driver shortages. In the fourth quarter of the 1995 fiscal year and periodically throughout fiscal 1996, some driver shortages were experienced by the Company as a consequence of fleet growth. Management believes the Company's ability to avoid severe driver shortages results from the measures it takes to attract and retain highly qualified drivers and promote safe operations. The Company tracks each driver's location on its computer system, allowing him or her to return home on an average of once every two weeks. The Company also purchases or leases premium quality tractors and equips them with optional comfort and safety features, such as air ride suspension and seats, stereo systems, air conditioners, and oversized sleeper cabs. Drivers are compensated on the basis of miles driven and number of stops or deliveries made, plus bonuses relating to performance and compliance with the Company's safety policies. In the first quarter of fiscal 1995, to enhance its ability to retain and attract drivers, the Company increased driver compensation by an average of approximately 2.5 cents per mile, or approximately 9% of total driver compensation. In the second quarter of fiscal 1996, the Company again modified its pay structure. The changes reflect the value assigned to longer service and experienced employees. Drivers also are eligible to participate in the Company's 401(k) profit sharing plan, employee stock ownership plan, and health insurance plans. None of the Company's drivers is represented by a collective bargaining unit.

    As of June 30, 1996, approximately 22% of the Company's tractors were operated as two-person teams. Two-person driver teams permit freight to be moved with fewer interruptions and more profitably. The Company has attempted to increase its number of two-person tractor driving teams by increasing compensation to team drivers relative to solo drivers, and is attempting to further increase its number of two-person driving teams by purchasing a number of "condo unit" tractors designed to afford team members a higher degree of privacy and comfort. Use of two-person teams is balanced against the number of available trucks. In certain circumstances, the Company has split two-person teams to improve utilization of available equipment.

    COMPETITION

    The full truckload industry is extremely competitive and fragmented. Competition in the premium long-haul, time-sensitive portion of the market is based primarily on service and price, although the Company primarily competes on the level of service it provides to its customers rather than price. The Company primarily competes with other long-haul truckload carriers and, to a lesser extent, with medium-haul truckload carriers and railroads. The Company believes there is a large number of other full long-haul truckload carriers with which it competes, many of which have greater financial resources, operate more revenue equipment, and carry a larger volume of freight than the Company.

 FREIGHT FORWARDING

    The Company entered the international freight forwarding business through the acquisition in fiscal 1991 of an air freight forwarder, Randy International, which has been in operation since 1969 and whose services subsequently were expanded to include ocean freight forwarding and customs brokerage. Effective October 31, 1994, the Company formed a partnership pursuant to the Partnership Agreement with Jacky Maeder, Ltd., a freight forwarding company wholly owned by Swissair, for the purpose of combining the respective United States freight forwarding operations of Randy International and Jacky Maeder, Ltd.

    During fiscal 1995, the freight forwarding division reported a loss from operations of $7.0 million. This loss was partially attributable to the write-off of $2.0 million in computer costs related to the conversion of substantially all of its United States freight forwarding operations to an integrated system, and $0.8 million of costs associated with the formation of Celadon/Jacky Maeder Company. The balance of the loss ($4.2 million) was principally attributed to lower gross profit.

    During  December,  1995 the  Board  of  Directors  of  Celadon  Group,  Inc.
authorized the disposal of the Company's freight forwarding business. In connection with the Company's plan of disposition effective February 1, 1996, the U.S. customer list together with certain assets and liabilities of Celadon's U.S. freight forwarding business, operating under the name Celadon/Jacky Maeder Company, were sold to the Harper Group, Inc.'s primary operating subsidiary, Circle International, Inc. Pursuant to the terms of the transaction, the total purchase price for these assets and liabilities will be paid in cash and will equal the net revenue derived from such customer list during the twelve-month period following February 1, 1996. The Harper Group, Inc. made an initial down payment of $9.5 million at closing with the balance of the purchase price to be paid in quarterly installments as earned by the Harper Group, Inc. It is now estimated that there will be no additional payments by Harper Group, Inc. to the Company.

    Also in May 1996, the Company became the sole owner of the freight forwarding operations conducted in the New York area by acquiring the minority interest of Swissair. This step was taken to facilitate the ultimate disposition of this operation.

    In June 1996, the Company concluded the sale of the United Kingdom freight forwarding operation to a subsidiary of the Fritz Companies.

LOGISTICS

    In the past, the Company coordinated and expedited the worldwide movement of cargo for special projects such as trade shows and specialized plant moves in its Logistics division.

    In the quarter ended June 30, 1996, the decision was made to sell certain businesses previously included in the Logistics division and to discontinue offering logistics services as a separate activity of the Company. Consequently in June 1996, the net assets of the Company's package delivery business headquartered in New York City and operating under the name Celadon Express, Inc. was sold.

    On July 3, 1996, the Company concluded the sale of its South American warehousing logistics and distribution business operating under the name of Celsur, Inc. for approximately $3.1 million. The sales price was paid with 100,000 shares of the Company's common stock, and an interest bearing promissory note for $2.4 million due October 3, 1996.

REGULATION

    The Company's continuing operations are regulated and licensed by various federal, state, and foreign agencies, including the Department of Transportation ("DOT") and the Quebec, Ontario, and Manitoba Ministries of Transportation and Communications. The trucking industry is subject to regulatory and legislative changes which can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the costs of providing, services to customers.

    Interstate motor carrier operations are subject to safety requirements prescribed by DOT. Such matters as weight and equipment dimensions are also subject to federal and state regulations. The Company operates in the United States throughout the 48 contiguous states pursuant to operating authority granted by the ICC and in Canada throughout the provinces of Quebec, Ontario, and Manitoba pursuant to operating authority granted by the Quebec, Ontario, and Manitoba Ministries of Transportation and Communications.

PERSONNEL

    At June 30, 1996, the Company employed 2,118 persons, of whom 1,669 were drivers, 102 were truck maintenance personnel and 347 were administrative personnel. None of the Company's drivers or other employees is represented by a union. In the opinion of management, the Company's relationship with its drivers and other employees is satisfactory.

CARGO LIABILITY,  INSURANCE, AND LEGAL PROCEEDINGS

    The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injury or property damage incurred in the transportation of freight. In its trucking division, the Company assumes responsibility from its customers for the safe delivery of the cargo. Other carriers of the Company's shipments are liable to the Company in the same manner and to the same extent as the Company is liable to its customers. The Company maintains insurance in an amount which management believes is conservative for the industry.

    The Company currently is self-insuring to $10,000 per occurrence for liability resulting from physical damage claims and $50,000 per occurrence for personal injury and property damage claims, $100,000 for workers' compensation and $10,000 per occurrence for cargo loss.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information in Items 1, 2, 3, 7 and 8 of this Form 10-K include information that is forward looking, such as the Company's opportunities to increase revenue from its truckload and flatbed services, its exposure to fluctuations in foreign currencies, its anticipated liquidity and capital requirements and the results of legal proceedings. The matters referred to in forward looking statements could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, the availability of drivers and fuel and the Company's successful wind-down of its freight forwarding division, as well as certain other risks described above in this Item under "Competition" and "Regulation", and below in
Item 3 in "Legal Proceedings" and in Item 7 in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

    In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company believes that it will continue to use Accounting Principle Board Opinion No. 25 to measure and recognize employee stock-based transactions and will provide required additional disclosures commencing in fiscal year 1997.

    In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which establishes the accounting and reporting requirements for recognizing and measuring impairment of long-lived assets to be either held and used or held for disposal. The Company is currently evaluating the financial impact of adopting this standard, however, the impact is not anticipated to be significant.

ITEM 2.  PROPERTIES

TRUCKING

    The Company as well the truckload division is headquartered in Indianapolis, Indiana within four buildings located on 30 acres of property owned by the Company. Dispatch, customer service, maintenance, truck washing, fuel storage and administrative functions for the truckload division are centralized at this location. Additionally, the facility includes driver training space, lounge and sleeping areas for drivers and a large parking area. The Company also owns 10 acres of property in Laredo, Texas on which a facility was built in July 1992. The Laredo facility includes administrative functions, lounge and sleeping facilities for drivers, parking, fuel storage, and truck washing facilities. Routine maintenance of the Company's tractors and trailers is primarily performed at these facilities. The Company's flatbed operation is located in Mooresville, North Carolina.

    The Company also maintains eight other regional terminals in Taylor, Michigan; Ontario, Canada; El Paso, Dallas and Houston, Texas; Chicago, Illinois; West Memphis, Arkansas and Los Angeles, California for parking and customer support. In addition, the Company maintains terminal locations in Nuevo Laredo and Mexico City, Mexico. All of these facilities currently are leased. The Company believes that as current leases expire, it will be able to renew them or find comparable facilities without incurring any material adverse effect on service to customers or its operating results.

ITEM 3. LEGAL PROCEEDINGS

    See discussion under "Cargo Liability, Insurance, and Legal Proceedings."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Celadon Group, Inc. held its regular Annual Meeting of shareholders on May 17, 1996. Proxies representing 6,702,918 shares of Common Stock or 86.48% of the total outstanding shares voted as follows:

Proposal I - (Elections of Directors)


                                            Voted For            Vote Withheld
                                            ---------            -------------
    Stephen Russell                          6,697,947               4,970
    Leonard R. Bennett                       6,697,646               5,271
    Paul A. Biddelman                        6,698,062               4,855
    Michael Miller                           6,698,262               4,655
    Kilin To                                 6,698,062               4,855



Proposal II - (Ratification of appointment of Ernst & Young LLP as Auditors)



    For             Against                  Abstain             Non-Vote
    ---             -------                  -------             --------
6,689,289           9,927                    3,700                    0


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    Since January 21, 1994, the date of the initial public offering of the Company's Common Stock, the Common Stock has been quoted through the National Association of Security Dealers, Inc. National Market (the "Nasdaq National Market") under the symbol "CLDN". The following table sets forth the high and low reported sales price for the Common Stock as quoted through the Nasdaq National Market for the periods indicated.



             Fiscal 1994                                         High           Low
             ----------                                          ----           ----
    Quarter ended March 31, 1994                                 $19.00        $13.50
      (from January 21, 1994)

    Quarter ended June 30, 1994                                  $17.50        $12.00


           Fiscal 1995
           ----------

    Quarter ended September 30, 1994                             $21.00        $13.00

    Quarter ended December 31, 1994                              $20.50        $14.25

    Quarter ended March 31, 1995                                 $16.75        $11.75

    Quarter ended June 30, 1995                                  $17.00        $11.75


               Fiscal 1996
               ----------

    Quarter ended September 30, 1995                             $18.75        $ 8.38

    Quarter ended December 31, 1995                              $12.25        $ 7.75

    Quarter ended March 31, 1996                                 $12.25        $ 8.75

    Quarter ended June 30, 1996                                  $13.875       $ 7.75


    On September 17, 1996, there were approximately 1,100 holders of the Company's Common Stock, and the closing price of the Company's Common Stock was $8.25.

DIVIDEND  POLICY

    Although the Company has paid cash dividends on its the Common Stock from time to time, it has not paid any dividend on its Common Stock in 1995 and 1996 and has no present intention of paying cash dividends on its Common Stock in the foreseeable future. Moreover, pursuant to its credit agreements, the Company and certain of its subsidiaries may pay cash dividends only up to certain specified levels and if certain financial ratios are met.

ITEM 6.  SELECTED FINANCIAL DATA

The statement of operations data and balance sheet data presented below have been derived from the Company's consolidated financial statements and related notes thereto. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and related notes thereto.


                                                         Fiscal year ended June 30,
                                            ------------------------------------------------------------
                                              1996        1995          1994         1993         1992
                                              ----        ----          ----         ----         ----
                                                       (In thousands except per share data)
Statement of Operations Data :
Operating revenue:
  Truckload .............................    $148,167     $116,360      $94,746      $76,558      $67,314
  Flatbed ...............................      18,377         --           --           --           --
                                             --------     --------      -------      -------      -------
         Total operating revenue ........    $166,544     $116,360      $94,746      $76,558      $67,314

Operating income :
  Truckload .............................       5,205       12,690       11,740        7,999        4,544
  Flatbed ...............................         768         --           --           --           --
                                             --------     --------      -------      -------      -------
       Total operating income ...........       5,973       12,690       11,740        7,999        4,544

Corporate expenses ......................       4,236        3,511        3,410        2,837        3,662
Interest expenses .......................       3,672        3,171        4,342        4,250        4,385

Equity loss in unconsolidated affiliate .        --           --           --            343         --
Gain on sale of investment in
  unconsolidated affiliate ..............        --           --           (189)        --           --
Other expense (income) ..................          72          103           (6)          21          142
                                             --------     --------      -------      -------      -------
Income (loss) from continuing operations
   before income taxes ..................      (2,007)       5,905        4,183          548       (3,645)
Provision for income taxes ..............        (411)       3,690        1,711          252         (953)
                                             --------     --------      -------      -------      -------

Net income (loss) continuing operations .      (1,596)       2,215        2,472          296       (2,692)
Net income (loss) discontinued operations     (15,203)      (2,606)         731         (288)       2,804
                                             --------     --------      -------      -------      -------
  Net income (loss) .....................     (16,799)        (391)       3,203            8          112
Preferred stock dividends and
  redemption premium (1) ................        --           --            262          317          244
                                             --------     --------      -------      -------      -------
Net income (loss) attributable to
  common stockholders ...................    $(16,799)    $   (391)     $ 2,941      $  (309)     $  (132)
                                             ========     ========      =======      =======      =======
Earnings (loss) per common share:
  Continuing operations .................    $   (.20)    $    .31      $   .46      $  (.01)     $  (.93)
  Discontinued operations ...............    $  (1.93)    $   (.36)     $   .15      $  (.09)     $   .89
                                             --------     --------      -------      -------      -------
  Net income (loss) (2) .................    $  (2.13)    $   (.05)     $  . 61      $  (.10)     $  (.04)
                                             ========     ========      =======      =======      =======
Dividends per common share (3) ..........    $   --       $    --       $  --        $   .02      $   .02
                                             ========     ========      =======      =======      =======
Weighted average number of common
  shares and common share equivalents
  outstanding ...........................       7,879        7,192        4,853        3,263        3,180



                                                  Fiscal year ended June 30,
                                 ------------------------------------------------------
                                 1996      1995        1994           1993         1992
                                 ----      ----        ----           ----         ----
                                                      (Amounts in thousands)
Balance Sheet Data:

Working capital (deficit)    $ 17,291   $ 23,801      $ 17,491        $  (305)   $ (3,515)
Total assets .............    141,921    151,624        99,265         80,227      68,422
Long-term debt ...........     57,822     39,557        29,234         44,028      32,535
Redeemable preferred stock       --         --            --            2,000       2,000
Redeemable common stock ..       --        3,614          --             --          --
Stockholders' equity .....     41,962     57,839(5)     42,079(4)       1,538       2,150



- ---------------

 (1) Represents (i) dividends and redemption premium on the Series I Preferred Stock which was redeemed in fiscal 1994, (ii) dividends on the Series F 12% Convertible Preferred Stock which was converted into Common Stock in fiscal 1993, and (iii) dividends on previously redeemed issuances of preferred stock.

 (2) Calculation of fully-diluted net income (loss) per common share for all periods are anti-dilutive. All share and per share amounts have been adjusted to reflect the one-for-3.3 reverse stock split in January 1994.

 (3)    See "Dividend Policy" under Part II Item 5 of this Annual Report .
 (4) Includes the effect of the net proceeds ($29.9 million) from the Company's initial offering and the conversion of the senior subordinated debt ($7.6 million) to Common Stock.

 (5) Includes the effect of the net proceeds ($15.9 million) from the issuance of Common Stock in a public offering.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

     On July 3, 1996, the Company concluded the sale of its South American warehousing logistics and distribution business for approximately $3.1 million. The sales price was paid with 100,000 shares of the Company's common stock valued at $7.25 per share, the low trading price on July 3, 1996, and an interest bearing promissory note for $2.4 million due October 3, 1996.

RESULTS OF OPERATIONS

     The following table illustrates certain information with respect to the operating revenue, operating income, identifiable assets, and operating margin of the Company's truckload and flatbed operations for the periods indicated. The flatbed division was acquired in June 1995. In general, revenue from the flatbed division has a lower operating profit than revenue from the truckload division as the flatbed division utilizes mainly independent owner operators. For operating revenue, the percentage of consolidated revenue columns indicate the respective division's revenue as a percentage of the Company's consolidated revenue for each period. Operating income by division reflects revenue less direct costs and does not reflect an allocation of corporate expenses or interest expense. For operating margin, the percentage of a division's revenue columns represent operating income of a particular division as a percentage of revenue of such division for each period. See Note 2 of "Notes to Consolidated Financial Statements" appearing elsewhere in this Annual Report.


                                                         Fiscal year ended June 30,
                                                         --------------------------
                                                          1996      1995     1994
                                                         -----     -----     -----
Operating revenue as a percentage of total
   operating revenue:
    Truckload ......................................      89.0%    100.0%    100.0%
    Flatbed ........................................      11.0        --        --
                                                         -----     -----     -----
    Total operating revenue ........................     100.0%    100.0%    100.0%
                                                         =====     =====     =====
Operating income as a percentage of total
   operating  income  (before  corporate
   expenses):
    Truckload ......................................      87.1%    100.0%    100.0%
    Flatbed ........................................      12.9        --        --
                                                         -----     -----     -----
        Total operating revenue ....................     100.0%    100.0%    100.0%
                                                         =====     =====     =====
Identifiable assets as a percentage of total assets:
    Truckload ......................................      75.9%     57.3%     66.0%
    Flatbed ........................................       5.0       0.4        --
    Corporate ......................................       4.6       5.6       9.3
                                                         -----     -----     -----
        Continuing subtotal ........................      85.5      63.3      75.3
                                                         -----     -----     -----
     Logistics .....................................       2.7       2.1       1.7
     Freight forwarding.............................      11.8      34.6      23.0
                                                         -----     -----     -----
        Discontinued subtotal ......................      14.5      36.7      24.7
                                                         -----     -----     -----
        Total assets ...............................     100.0%    100.0%    100.0%
                                                         =====     =====     =====
Operating income as a percentage of
 division's revenue:
    Truckload ......................................       3.5%     10.9%     12.4%
    Flatbed ........................................       4.2        --        --
    Corporate expenses as a percentage of total
      operating revenue ............................      (2.6)     (3.0)     (3.6)
    Total operating income less corporate
      expenses as a percentage of total operating
      revenue ......................................       1.1%      7.9%      8.8%


FISCAL YEAR ENDED JUNE 30, 1996  COMPARED WITH FISCAL YEAR ENDED JUNE 30, 1995

      Revenue. Consolidated revenue from continuing operations of the Company increased by $50.1 million, or 43.0%, to $166.5 million for the year ended June 30, 1996 ("fiscal 1996") from $116.4 million for the year ended June 30, 1995 ("fiscal 1995"). Revenue from the truckload division increased by $31.8 million, or 27.3%, to $148.2 million in fiscal 1996 from $116.4 million in fiscal 1995. This increase was attributable principally to higher demand for the Company's transportation services between the United States and Mexico as well as domestic markets. The number of tractors operated by the truckload division increased to 1,213, including 49 operated by RQF, at June 30, 1996 from 923 at June 30, 1995.

      During fiscal 1996, RQF, which was acquired in May 1995, reported revenues of $4.5 million and at the end of fiscal 1996 RQF operated 49 tractors.

      Revenue for the flatbed division which operates under the name of Cheetah Transportation Company was $18.4 million in fiscal 1996. The division was acquired in June of 1995 and accordingly no prior year results are presented.

      Operating income. The truckload division operating income decreased by $7.5 million, or 59% to $5.2 million in fiscal 1996 from $12.7 million in fiscal 1995. The operating ratio, which relates expenses to revenue, increased to 96.5% in fiscal 1996 from 89.1% in fiscal 1995. The increase in the operating ratio is principally related to a decrease in tractor utilization and higher salaries and wages, principally driver pay, resulting from an increase in pay rates at the beginning of fiscal 1996 and higher fuel costs particularly in the second half of fiscal 1996. Also, operating efficiency was adversely affected in the fourth quarter of fiscal 1996 as a result of the disruption caused by installing a new computerized operating system at the truckload division. These factors were partially offset by a gain on the sale of revenue equipment.

      The flatbed division operating income was $0.8 million in fiscal 1996 representing an operating ratio of 95.8%. The operating ratio of the flatbed division is typically higher than the truckload division due to reliance on independent owner operators to provide the transportation service. In 1996, the flatbed division payment to owner-operators contributed $14.3 million to the increase in rent and purchased transportation expense and payments to brokers of $1.4 million are included in selling expense.

      Corporate expenses increased from $3.5 million in fiscal 1995 to $4.1 million in fiscal 1996, primarily due to increased administration compensation, including $0.8 million recorded in the fourth quarter for executive officer separation costs, and professional fees.

      Interest expense. Interest expense in fiscal 1996 was $3.7 million, compared to $3.2 million in fiscal 1995. The increase was the result of higher borrowings and increased interest rates.

      Income taxes. Income taxes decreased from 62.5% of pre-tax income in 1995 to a tax benefit of 20.5% of pre-tax loss in 1996. The decrease in the effective tax rate for 1996 reflects a decrease in the non-deductible portion of expense allowances paid to drivers offset by the company's lower pretax income.

DISCONTINUED OPERATIONS

      During December, 1995 the Board of Directors of Celadon authorized the disposal of the Company's freight forwarding business. In the quarter ended June 30, 1996, the decision was also made to sell the Company's package express business headquartered in New York City, as well as the South American warehousing logistics and distribution business. Both of these businesses were included in the logistics and other business segment. The remaining logistics business will no longer be conducted as a separate activity. As a result, the logistics and other segment is also shown as discontinued operations. Revenues attributable to discontinued operations prior to discontinuance were $132.4 million in fiscal 1996 and $133.9 million in fiscal 1995.

FISCAL YEAR ENDED JUNE 30, 1995 COMPARED WITH FISCAL YEAR ENDED JUNE 30, 1994

      Revenue. Consolidated revenue from continuing operations of the Company increased by $21.7 million, or 22.9%, to $116.4 million for the year ended June 30, 1995 ("fiscal 1995") from $94.7 million for the year ended June 30, 1994 ("fiscal 1994"). This increase was attributable principally to higher demand for the Company's transportation services between the United States and Mexico and within the United States. The number of tractors operated by the Company rose to 923 at June 30, 1995 from 742 at June 30, 1994.

      Operating income. Truckload division operating income increased by $.9 million, or 7.6% to $12.7 million in fiscal 1995 from $11.8 million in fiscal 1994. The operating ratio, which relates expenses to revenue, increased to 89.1% in fiscal 1995 from 87.6% in fiscal 1994. The increase in the operating ratio is principally related to a decrease in tractor utilization and higher salaries and wages, principally driver pay, resulting from an increase in pay rates at the beginning of fiscal 1995. These factors were partially offset by a gain on the sale of revenue equipment and proportionately lower fuel costs.

      Corporate expenses increased from $3.4 million in fiscal 1994 to $3.5 million in fiscal 1995, primarily due to increased administration compensation and professional fees.

      Interest expense. Interest expense in fiscal year 1995 was $3.2 million, compared to $4.3 million in fiscal 1994. The decrease was the result of lower borrowings and reduced interest rates.

      Income taxes. Income taxes increased from 40.9% of pre-tax income in 1994 to 62.5% of pre-tax income in 1995. The increase in the effective tax rate for 1995 reflects tax expense related to the non-deductible portion of expense allowances paid to drivers as well as higher state income taxes as a percentage of pre-tax income during fiscal 1995.

DISCONTINUED OPERATIONS

      As a result of the fiscal year 1996 decisions to discontinue operations relating to freight forwarding and logistics business segments, financial data has been restated in the 1995 and 1994 financial statements. Compared with 1994, revenues for freight forwarding in 1995 increased by 52.1% to $126.5 million from $83.2 million in 1994 primarily as a result of the combination in 1994 of the Company's existing freight forwarding operations with Jacky Maeder on October 31, 1994. Expenses associated with the integration of the two freight forwarding businesses including elimination of duplicate facilities and computer systems resulted in a decline in operating income to a $4.2 million loss in 1995 from a $1.1 million profit in 1994. The Logistics segment reported revenue in 1995 of $7.4 million compared with $3.0 million in fiscal 1994 primarily as a result of including a full year of operations for the package express business which started operations in the fourth quarter of 1994. The increase in logistics operating income to $0.9 million in 1995 from $0.5 million in 1994 was attributable to higher income from package express as well as improved margins on coordination of U.S.-Mexico freight movements.

LIQUIDITY AND CAPITAL RESOURCES

      Since the Company's initial public offering in January, 1994, its primary capital requirements have been funding the acquisition of revenue equipment for the trucking division, the acquisitions of Guestair, Ltd. and Cheetah, a 70% interest in the business previously operated by Jacky Maeder, Ltd., and the investments in RQF and Celsur as well as construction of the Company headquarters in Indianapolis, IN. These requirements have been met primarily by internally generated funds, bank financing, equipment leasing arrangements, and issuances of the Company's securities. Upon the conclusion of the withdrawal from certain businesses shown as discontinued operations in the financial statements the Company's ongoing capital requirements for continuing operations will be reduced. At June 30, 1996, the Company had a credit facility aggregating $35.0 million from its banks of which $29.5 million was utilized as outstanding borrowings and $2.1 million was utilized for standby letters of credit.

      The credit facilities bear interest at either a margin over LIBOR or the bank's prime rate, at the option of the Company. The weighted average interest rate charged on outstanding borrowings was 6.60% at June 30, 1996. The standby letter of credit portion of the Company's facility collaterizes the Company's obligations under insurance policies for liability coverage relating to its trucking operations.

      Subsequent to June 30, 1996, the Company entered into a sale/leaseback transaction relating to its new headquarters facility in Indianapolis, IN. The proceeds from the transaction were used to reduce by approximately $6 million the borrowings outstanding under its bank credit facility.

      The trucking division also has financed its capital requirements by obtaining lease financing and notes payable on revenue equipment. At June 30, 1996, the Company had an aggregate of $31.1 million in such financing at interest rates ranging from 7.2% to 11.5%, maturing at various dates through 2002. Of this amount, $7.6 million is due prior to June 30, 1997.

      As of June 30,1996, the Company had on order 250 tractors and 450 trailers representing an aggregate capital commitment of $28.5 million. All of the new equipment has been or will be financed using a combination of operating and capital leases and the Company's credit facility.

      The Company's accounts receivable balance relating to continuing operations at June 30, 1996 increased $9.2 million to $24.9 million from $15.7 million at June 30, 1995. The truckload division accounted for $8.3 million of the increase and the flatbed division, which was acquired on June 30, 1995, accounted for the remaining $0.9 million of the increase. The 59% increase in accounts receivable for the truckload division reflects the 27% increase in revenues for fiscal 1996 and a delay in billing and collection associated with the implementation of the new computer system. This increase should decline as the new system transition issues are resolved.

      The Company purchases fuel contracts from time to time for a portion of its projected fuel needs. At June 30, 1996, the Company had no outstanding futures contracts or commitments for fixed price delivery of fuel. Subsequent to June 30, 1996, the Company did contract to purchase for future delivery approximately 35% of its fuel requirements. The Company's fuel hedging program has not significantly impacted the Company's recent operating results and has not adversely impacted the Company's liquidity.

      In October 1992, the Company consummated the sale to Hanseatic Corporation of a 9.25% Senior Subordinated Convertible Note due September 30, 1998 in the principal amount of $8.0 million. This note was converted into 739,371 shares of Common Stock in February 1994. In connection with this transaction, the Company issued to Hanseatic Corporation warrants to purchase 12,121 shares of Common Stock.

      In January 1994, the Company effected an initial public offering of 2,297,938 shares of its Common Stock to the public. Net proceeds from the offering, which were approximately $29.9 million, were used to pay down debt, to redeem preferred stock, to purchase revenue equipment and for working capital purposes.

      On January 23, 1995, a warrant holder exercised an option to purchase 35,851 shares of Common Stock for $250,000.

      On January 31, 1995, the Company issued 1,000,000 shares of Common Stock pursuant to an underwritten public offering. On February 2, 1995, the Company issued an additional 154,399 shares of Common Stock pursuant to an over allotment option exercised by the underwriters of the public offering. The net proceeds from these issuances of Common Stock were approximately $15.9 million, all of which was used to repay debt, in order to increase availability under the Company's credit facility, principally to purchase additional revenue equipment.

      During December, 1995, the Company decided to discontinue the operation of its freight forwarding segment and has accounted for this as a discontinued operation. As such, the Company has made certain estimates as to the ultimate amount to be realized on the sale of its customer list and other assets related to this operation and has provided for certain costs expected to be incurred in the discontinuance of these activities. The actual amounts may differ from these estimates. See Note 15 - "Discontinued Operations".

         Effective February 1, 1996, the Company sold certain of the Company's U.S. freight forwarding business assets to a subsidiary of the Harper Group Inc. This resulted in the receipt of an initial $9.5 million down payment which was used to repay $6.5 million of debt associated with the freight forwarding business and fund ongoing wind-down operations.

      On February 7, 1996, the Company's Board of Directors ("the Board") authorized the purchase of the 200,000 shares of the Company's Common Stock from Swissair Associated Companies, Ltd. presented as redeemable Common Stock in the Company's consolidated balance sheet at June 30, 1995. On February 21, 1996, these shares were purchased at a negotiated price of $13.75 per share. The Board also authorized the repurchase of up to $2 million of the Company's Common Stock on the open market from time to time as market conditions warrant.

      In May 1996, the Company became the sole owner of the freight forwarding operations conducted in the New York area by acquiring the minority interest of Swissair Associated Companies, Ltd. This step was taken to facilitate the ultimate disposition of this operation.

      In June 1996, the Company concluded the sale of the United Kingdom freight forwarding operation to a subsidiary of the Fritz Companies.

      On June 17, 1996, the Company closed the sale of the assets and liabilities of Celadon Express, Inc., the New York based package delivery business, to Consolidated Delivery and Logistics, Inc., ("CDL") for a combination of cash and stock of CDL.

      On July 3, 1996, the Company concluded the sale of its South American warehousing logistics and distribution business for approximately $3.1 million. The sales price was paid with 100,000 shares of the Company's Common Stock valued at $7.25 per share, the low trading price on July 3, 1996, and an interest bearing promissory note for $2.4 million due October 3, 1996.

      Management believes that there are presently adequate sources of secured equipment financing together with its existing credit facilities and cash flow from operations to provide sufficient funds to meet the Company's anticipated working capital requirements, and purchase the tractors and trailers presently on order. Additional growth in the tractor and trailer fleet beyond the Company's existing orders will require additional sources of financing.

SEASONALITY

      To date, the Company's revenues have not shown any significant seasonal pattern. However, because the Company's trucking subsidiary's primary traffic lane is between the Midwest United States and Mexico, a severe winter generally may have an unfavorable impact upon the Company's results of operations.

INFLATION

  Many of the Company's operating expenses, including fuel costs and fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. The effects of inflation on the Company's businesses during fiscal 1996, 1995 and 1994 generally were not significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See "Index to Consolidated Financial Statements," which is Item 14(a), and the consolidated financial statements and schedules included as a part of this Annual Report.

                               CELADON GROUP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                      Three years ended June 30, 1996 with
                         Report of Independent Auditors

                                    Contents

Reports of Independent Auditors.............................................................27

Audited Consolidated Financial Statements:

  Consolidated Balance Sheets...............................................................28
  Consolidated Statements of Operations.....................................................29
  Consolidated Statements of Cash Flows.....................................................30
  Consolidated Statements of Stockholders' Equity...........................................31
  Notes to Consolidated Financial Statements................................................32



                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Celadon Group, Inc.

We have audited the accompanying consolidated balance sheets of Celadon Group, Inc. as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Celadon Group, Inc. at June 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Indianapolis, Indiana
September 26, 1996

                               CELADON GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                             June 30, 1996 and 1995
                             (Dollars in thousands)



                                                                                                 1996         1995
                                                                                                 ----         ----

                             A S S E T S

Current assets:

    Cash and cash equivalents ..........................................................    $   5,246     $   1,809
    Trade receivables, net of allowance for doubtful accounts of $5,432
         and $1,330 in 1996 and 1995, respectively .....................................       33,642        50,376
    Accounts receivable -- other .......................................................        4,338         4,904
    Prepaid expenses and other current assets ..........................................        3,247         3,606
    Tires in service ...................................................................        2,814         1,956
    Income tax recoverable .............................................................        3,926          --
    Assets held for resale .............................................................        2,548         2,711
    Deferred income tax assets .........................................................        3,404           807
                                                                                            ---------     ---------
         Total current assets ..........................................................       59,165        66,169
                                                                                            ---------     ---------
Property and equipment, at cost ........................................................       95,003        81,054
      Less accumulated depreciation and amortization ...................................       22,715        19,660
                                                                                            ---------     ---------
         Net property and equipment ....................................................       72,288        61,394
                                                                                            ---------     ---------
Deposits ...............................................................................          809         1,208
Tires in service .......................................................................        2,234         2,115
Intangible assets ......................................................................          875         2,311
Goodwill, net of accumulated amortization ..............................................        4,980        15,630
Other assets ...........................................................................        1,570         2,797
                                                                                            ---------     ---------
         Total assets ..................................................................    $ 141,921     $ 151,624
                                                                                            =========     =========

         L I A B I L I T I E S  A N D  S T O C K H O L D E R S '  E Q U I T Y

Current liabilities:

      Accounts payable .................................................................    $   8,707     $  18,483
      Accrued expenses .................................................................       20,122        11,986
      Bank borrowings and current maturities of long-term debt .........................        4,029         4,530
      Notes payable ....................................................................        1,200          --
      Current maturities of capital lease obligations ..................................        7,356         6,446
      Income taxes payable .............................................................          527           823
      Current maturities of ESOP loan ..................................................          185           100
                                                                                            ---------     ---------
         Total current liabilities .....................................................       42,126        42,368
                                                                                            ---------     ---------
Long-term debt, net of current maturities ..............................................       26,552        18,323
Capital lease obligations, net of current maturities ...................................       23,473        17,314
Note payable to Jacky Maeder AG ........................................................         --           3,735
ESOP loan, net of current maturities ...................................................         --             185
Deferred income tax liabilities ........................................................        7,796         5,089
                                                                                            ---------     ---------
         Total liabilities .............................................................       99,947        87,014
                                                                                            ---------     ---------
Minority interest ......................................................................           12         3,157
Commitments and contingencies
Redeemable common stock; issued and outstanding, zero at June 30, 1996 and
     200,000 shares at June 30, 1995 ...................................................         --           3,614
Stockholders' equity :
     Preferred stock, $1.00 par value, authorized 179,985 shares; issued and outstanding
         zero shares ...................................................................         --            --
     Common stock, $0.033 par value, authorized 12,000,000;
         issued and outstanding 7,750,580 and 7,741,247 shares in
         1996 and 1995, respectively ...................................................          256           256
     Additional paid-in capital ........................................................       56,281        55,282
     Retained earnings (deficit) .......................................................      (14,035)        2,764
     Equity adjustment for foreign currency translation ................................         (355)         (178)
                                                                                             ---------     ---------
                                                                                               42,147        58,124
Less:

    Debt guarantee for ESOP ............................................................         (185)         (285)
                                                                                             ---------     ---------
         Total stockholders' equity ....................................................       41,962        57,839
                                                                                             ---------     ---------
         Total liabilities and stockholders' equity ....................................    $ 141,921     $ 151,624
                                                                                            =========     =========



          See accompanying notes to consolidated financial statements.

                              CELADON GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    Years ended June 30, 1996, 1995 and 1994
                (Dollars in thousands except per share amounts)



                                                                 1996         1995           1994
                                                                 ----         ----           ----

Operating revenue ........................................    $ 166,544     $ 116,360     $  94,746
                                                              ---------     ---------     ---------
Operating expenses:

    Salaries, wages and employee benefits ................       64,352        47,351        35,717
    Fuel .................................................       26,991        19,528        16,959
    Operating costs and supplies .........................       11,289        11,246        10,442
    Insurance and claims .................................        8,182         5,271         4,033
    Depreciation and amortization ........................        7,365         5,744         4,892
    Rent and purchased transportation ....................       33,039         9,194         6,564
    Professional and consulting fees .....................        2,001         1,292         1,230
    Communications and utilities .........................        2,544         1,793         1,403
    Permits, licenses and taxes ..........................        4,327         3,469         2,692
    Employee stock ownership plan contribution ...........          100            25            50
    Loss (gain) on sale of revenue equipment .............       (1,085)         (490)           23
    Selling expenses .....................................        3,123         1,409         1,344
    General and administrative ...........................        2,579         1,349         1,067
                                                              ---------     ---------     ---------
      Total operating expenses ...........................      164,807       107,181        86,416
                                                              ---------     ---------     ---------

Operating income .........................................        1,737         9,179         8,330

Other (income) expense:

    Interest expense .....................................        3,672         3,171         4,342
    Minority interest in loss ............................         --              (5)         --
    Other (income) expense net ...........................           72           108          (195)
                                                              ---------     ---------     ---------
    Income (loss) from continuing operations before income
       taxes .............................................       (2,007)        5,905         4,183
    Provision for income taxes (benefit) .................         (411)        3,690         1,711
                                                              ---------     ---------     ---------
       Income (loss) from continuing operations ..........       (1,596)        2,215         2,472
                                                              ---------     ---------     ---------
Discontinued operations:
    Income (loss) from operations of freight forwarding
       division (net of tax) .............................       (2,306)       (3,142)          462
    Loss on disposal of freight forwarding division
       (net of tax) ......................................      (12,815)         --            --
    Income (loss) from operations of logistics
       division (net of tax) .............................         (149)          536           269
    Gain on disposal of logistics division (net of tax) ..           67          --            --
                                                              ---------     ---------     ---------
    Income (loss) from discontinued operations ...........      (15,203)       (2,606)          731
                                                              ---------     ---------     ---------
       Net income (loss) .................................      (16,799)    $    (391)    $   3,203
Preferred Stock dividends and
    redemption premium ...................................         --            --             262
                                                              ---------     ---------     ---------
Net income (loss) attributable to
    common stockholders ..................................    $ (16,799)    $    (391)    $   2,941
                                                              =========     =========     =========
Earnings (loss) per Common Share:
    Continuing operations ................................    ($   0.20)    $    0.31     $    0.46
    Discontinued operations ..............................    ($   1.93)    ($   0.36)    $    0.15
                                                              ---------     ---------     ---------
       Net income (loss) .................................    ($   2.13)    ($   0.05)    $    0.61
                                                              =========     =========     =========
Weighted average number of common shares and
    common share equivalents outstanding .................        7,879         7,192         4,853
                                                              =========     =========     =========



          See accompanying notes to consolidated financial statements.

                               CELADON GROUP, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years ended June 30 ,1996, 1995 and 1994
                             (Dollars in thousands)


                                                                         1996            1995           1994
                                                                         ----            ----           ----
Continuing operations:
Cash flows from operating activities:
    Net Income (loss) from continuing operations ....................    $ (1,596)    $  2,215     $  2,472
    Adjustments to reconcile net  income (loss) to net cash provided by operating activities:
      Depreciation and amortization .................................       7,365        5,744        4,892
      Provision for deferred income taxes ...........................       2,295          876          901
      Provision for doubtful accounts ...............................         120           90          100
      Net (gain) loss on sale of property and equipment .............      (1,085)        (490)          23
      Net (gain) loss other .........................................          73           (5)        (347)
      Changes in assets and liabilities:
         (Increase) decrease in trade receivables ...................      (9,328)      (3,340)      (3,788)
         (Increase) decrease in accounts receivable -- other ........       5,982       (5,239)        (394)
         Increase in income tax recoverable .........................      (2,790)        (350)        --
         Increase in tires in service ...............................        (699)        (565)        (212)
         Increase in prepaid expenses and other current  assets .....        (107)      (1,023)        (348)
         Increase in other assets ...................................      (3,031)      (4,948)      (5,711)
         Increase (decrease) in accounts payable and accrued expenses       9,749        1,380         (385)
         Increase (decrease) in income taxes payable ................        (539)         522          343
                                                                         --------     --------     --------
         Net cash provided by (used for) operating activities .......       6,409       (5,133)      (2,454)
                                                                         --------     --------     --------

 Cash flows used for investing activities:

      Purchase of property and equipment ............................      (9,578)     (14,081)      (7,061)
      Proceeds from sale of property and equipment ..................       2,602        3,290          136
      Proceeds from sale of investment in unconsolidated affiliate ..        --         (6,036)         500
      (Increase) decrease in deposits ...............................         388         (195)         (90)
                                                                         --------     --------     --------
         Net cash used for investing activities .....................      (6,588)     (17,022)      (6,515)
                                                                         --------     --------     --------

 Cash flows from financing activities:
      Proceeds from issuances of common stock .......................         136       16,127       29,904
      Redemption of preferred stock .................................        --           --           (263)
      Proceeds from issuance of redeemable common stock .............        --          3,614         --
      Payment for redemption of redeemable common stock .............      (1,550)        --         (2,000)
      Proceeds from bank borrowings and debt ........................      41,626       38,625       15,993
      Payments of bank borrowings and debt ..........................     (29,951)     (43,138)     (23,953)
      Principal payments under capital lease obligations ............      (7,782)      (6,788)      (8,199)
                                                                         --------     --------     --------
         Net cash provided by (used for) financing activities .......       2,479        8,440       11,482
                                                                         --------     --------     --------
         Net cash provided by (used for) continuing operations ......       2,300      (13,715)       2,513
                                                                         --------     --------     --------
Discontinued Operations:
      Income (loss) from operations, net of income taxes ............     (15,203)      (2,606)         731
      Change in net operating assets ................................      20,836        9,885        1,863
                                                                         --------     --------     --------
      Operating activities ..........................................       5,633        7,279        2,594
      Investing activities ..........................................       3,286       (1,911)      (3,222)
      Financing activities ..........................................      (7,782)       7,710           72
                                                                         --------     --------     --------
         Net cash provided by (used for) discontinued operations ....       1,137       13,078         (556)
                                                                         --------     --------     --------
Increase (decrease) in cash and cash equivalents ....................       3,437         (637)       1,957
Cash and cash equivalents at beginning of year ......................       1,809        2,446          489
                                                                         --------     --------     --------
Cash and cash equivalents at end of year ............................    $  5,246     $  1,809     $  2,446
                                                                         ========     ========     ========




          See accompanying notes to consolidated financial statements.

                               CELADON GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    Years ended June 30, 1996, 1995 and 1994
                 (Dollars in thousands except per share amount)



                                                                                                                            Equity
                                                                                                                          Adjustment
                                                                                                                              for
                                             Common Stock                    Additional                     Foreign        Treasury
                                                No. of                         Paid-in     Retained         Currency        Stock-
                                                Shares           Amount        Capital     Earning        Translation       Common

Balance at June 30, 1993 ..................     3,514,807     $      116    $    1,815     $      215     $     (215)    $       (8)

Dividends declared and paid,
  including redemption premium  on
  Preferred Stock .........................          --             --            --             (263)          --             --

Equity adjustment for foreign
  currency translation ....................          --             --            --             --               38           --

Reduction of ESOP guarantee ...............          --             --            --             --             --

Issuance of Common Stock in public
  offering, net of $1,084 of
  issuance costs ..........................     2,297,938             76        29,828           --             --             --

Conversion of senior subordinated
  debt to Common Stock ....................       739,371             24         7,560           --             --             --

Net income ................................          --             --            --            3,203           --             --
                                               ----------     ----------    ----------     ----------     ----------     ----------

Balance at June 30, 1994 ..................     6,552,116            216        39,203          3,155           (177)            (8)

Equity adjustments for foreign
  currency translation ....................          --             --            --             --               (1)          --

Issuance of Common Stock in public
  offering, net of $763 of
  issuance costs ..........................     1,154,399             38        15,834           --             --             --

Exercise of warrant .......................        35,851              1           249           --             --             --

Exercise of Incentive Stock Options .......           334           --               5           --             --             --

Retirement of treasury shares .............        (1,453)          --              (8)          --             --                8

Reduction of ESOP guarantee ...............          --             --            --             --             --             --

Net loss ..................................          --             --            --             (391)          --             --
                                               ----------     ----------    ----------     ----------     ----------     ----------

Balance at June 30, 1995 ..................     7,741,247            255        55,283          2,764           (178)          --

Equity adjustments for foreign
  currency translation ....................          --             --            --             --             (177)          --

Exercise of Incentive Stock Options .......         9,333              1           135           --             --             --

Retirement of redeemable common stock .....          --             --             863           --             --             --

Reduction of ESOP guarantee ...............          --             --            --             --             --             --

Net loss ..................................          --             --            --          (16,799)          --             --
                                               ----------     ----------    ----------     ----------     ----------     ----------

Balance at June 30, 1996 ..................     7,750,580     $      256    $   56,281     $  (14,035)    $     (355)    $     --
                                               ==========     ==========    ==========     ==========     ==========     ==========




                                                                         Total
                                                          Debt          Stock-
                                                       Guarantee        holders'
                                                         for ESOP        Equity
                                                        --------       --------

Balance at June 30, 1993 .........................      $   (385)      $  1,538

Dividends declared and paid,
  including redemption premium  on
  Preferred Stock ................................          --             (263)

Equity adjustment for foreign
  currency translation ...........................          --               38

Reduction of ESOP guarantee ......................            75             75

Issuance of Common Stock in public
  offering, net of $1,084 of
  issuance costs .................................          --           29,904

Conversion of senior subordinated
  debt to Common Stock ...........................          --            7,584

Net income .......................................          --            3,203
                                                        --------       --------

Balance at June 30, 1994 .........................          (310)        42,079

Equity adjustments for foreign
  currency translation ...........................          --               (1)

Issuance of Common Stock in public
  offering, net of $763 of
  issuance costs .................................          --           15,872


Exercise of warrant ..............................          --              250

Exercise of Incentive Stock Options ..............          --                5

Retirement of treasury shares ....................          --             --

Reduction of ESOP guarantee ......................            25             25

Net loss .........................................          --             (391)
                                                        --------       --------

Balance at June 30, 1995 .........................          (285)        57,839

Equity adjustments for foreign
  currency translation ...........................          --             (177)

Exercise of Incentive Stock Options ..............          --              136
Retirement of redeemable common stock ............          --              863
Reduction of ESOP guarantee ......................           100            100

Net loss .........................................          --          (16,799)
                                                        --------       --------

Balance at June 30, 1996 .........................      $   (185)      $ 41,962
                                                        ========       ========




                 See accompanying notes to financial statements.

                               CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

        Celadon Group, Inc. (the "Company") was formed on July 24, 1986 through the combination of two companies, Celadon Trucking Services, Inc. and Celadon Logistics, Inc., each owned by the same principal stockholders. The Company entered the freight forwarding business in July 1990 by purchasing International Freight Holding Corp. ("IFHC") and its subsidiaries (collectively, "Randy International"). In fiscal year 1996, the Company discontinued its freight forwarding business and the logistics business. The Company is currently an international transportation company primarily offering trucking services. The Company specializes in providing long-haul, full truckload services between the United States and Mexico. The Company expanded its presence in Mexico during May 1995 by making an investment in Transportes RQF, S.A. de C.V. ("RQF"), a Mexican company formed to provide trucking services. In June 1995, the Company acquired Cheetah Transportation Company and CLK, Inc., including its subsidiary Cheetah Brokerage, Inc. (collectively "Cheetah"). Cheetah provides flatbed trucking and brokerage services principally in the United States.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

        The consolidated financial statements include the accounts of Celadon Group, Inc. and its subsidiaries, which are wholly owned except for RQF in which the Company has a 75% interest. Discontinued operations relating to freight forwarding and logistics are set forth in footnote 15. All significant intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise noted, all references to annual periods in the footnotes refer to the respective fiscal year ended June 30.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Such estimates include provisions for damage and liability claims, uncollectible accounts receivable and losses associated with discontinued operations. Actual results could differ from those estimates.

Cash and Cash Equivalents

        The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

 Revenue Recognition

        Trucking revenue is recognized as of the date the freight is delivered by the Company. Amounts payable to drivers for wages and other related trucking expenses on delivered shipments are accrued.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  June 30, 1996

Tires in Service

        Original tires on tractors and trailers, along with replacement tires, are included in tires in service and are amortized over 36 months.

Fuel

        Fuel is generally expensed when purchased, except for the fuel supplies at terminals and in truck tanks, which are classified as prepaid expenses.

Property and Equipment

        Property and equipment are stated at cost. Property and equipment under capital leases are stated at the lower of the present value of minimum lease payments at the beginning of the lease term or fair value at the inception of the lease.

        Depreciation of property and equipment and amortization of assets under capital leases is generally computed using the straight-line method and is based on the estimated useful lives (net of salvage value) of the related assets as follows:

      Revenue and service equipment................     4-10 years
      Furniture and office equipment...............     4-15 years
      Buildings....................................     20 - 40 years
      Leasehold improvements.......................     Lesser of life of lease or useful
                                                        life of improvement

        When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs, including tractor overhauls, is charged to expense as incurred; costs incurred to place assets in service and betterments are capitalized and depreciated over the remaining life of each respective asset.

        Initial delivery costs relating to placing tractors and trailers in service, which are included in revenue and service equipment, are being amortized on a straight-line basis over the lives of the assets and, in the case of leased equipment, over the respective lease.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  June 30, 1996

Intangibles

        Intangibles reflect the amounts assigned to various assets of businesses acquired. Amortization of intangibles is generally computed using the straight line method for financial reporting purposes and is based on the estimated useful lives of the related assets. Intangibles consist of customer lists related to the Cheetah acquisition which is being amortized over an eight year period. The net intangibles balance was $875 thousand and $1 million with related accumulated amortization of $125 thousand and $0 at June 30, 1996 and 1995 respectively.

Goodwill

        Goodwill reflects the excess of cost over net assets of businesses acquired and is being amortized by the straight-line method over 40 years. The carrying value of the goodwill is reviewed if the facts and circumstances suggest that it may be permanently impaired. Such review is based upon the undiscounted expected future operating profit derived from such businesses and, in the event such result is less than the carrying value of the goodwill, the carrying value of the goodwill is reduced to an amount that reflects the expected future benefit.

Investment in Unconsolidated Affiliate

        As discussed in Note 12 - "Investment in Unconsolidated Affiliate" prior to September 1993, the Company owned 40% of a Mexican company which provided services to a Mexican transportation company. This investment had been accounted for under the equity method of accounting and was sold in September 1993.

Insurance Reserves

        The Company self insures the per occurrence deductible for (i) personal injury and property damage claims up to $50,000, (ii) physical damage claims up to $10,000 per unit, (iii) workers compensation claims up to $100,000 and (iv) cargo loss up to $10,000 per occurrence, in each case at June 30, 1996 and 1995. Reserves for known claims and incurred but not reported claims up to these limits are accrued based upon information provided by insurance adjusters and actuarial factors. Management considers such reserves adequate. Such amounts are included in accrued expenses.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  June 30, 1996

Income Taxes

        Income taxes are accounted for using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Credit Risk

        Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to trade receivables are generally limited due to the Company's large number of customers and the diverse range of industries which they represent. Accounts receivable balances due from Chrysler Corporation ("Chrysler") totaled $7.5 million or 21.2% and $3.7 million or 7.4% of the total gross trade receivables at June 30, 1996 and 1995, respectively. The Company had no other significant concentrations of credit risk.

Foreign Currency Translation

        Foreign financial statements are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at year-end exchange rates. Income statement accounts are translated at the average exchange rate prevailing during the year. Resulting translation adjustments are reported as a separate component of stockholders' equity.

Common Stock Dividend Policy

        Although the Company has paid cash dividends on the Common Stock from time to time, it has no present intention of paying cash dividends on the Common Stock in the foreseeable future. Moreover, pursuant to its credit agreements, the Company and certain of its subsidiaries may pay cash dividends only up to certain specified levels and if certain financial ratios are met.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  June 30, 1996

Net Income (Loss) per Common Share

        The net income (loss) per common share is based upon the weighted average number of shares of common stock and common stock equivalents, when dilutive, outstanding during the period, adjusted to reflect the one-for-3.3 reverse stock split in January 1994.

Reclassifications

        Certain reclassifications have been made to the 1995 and 1994 financial statements in order to conform to the 1996 presentation.

Recent Account Pronouncements

        In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company believes that it will continue to use Accounting Principle Board Opinion No. 25 to measure and recognize employee stock-based transactions and will provide required additional disclosures commencing in fiscal year 1997.

        In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which establishes the accounting and reporting requirements for recognizing and measuring impairment of long-lived assets to be either held and used or held for disposal. The Company is currently evaluating the financial impact of adopting this standard, however, the impact is not anticipated to be significant.


(2) SEGMENT AND GEOGRAPHICAL INFORMATION; SIGNIFICANT CUSTOMER

        The Company's continuing business is operated through two divisions: truckload and flatbed and the Company generates revenue from its operations in the United States and Mexico. Revenue from Chrysler accounts for a significant amount of the Company's trucking revenue.

        The flatbed segment was acquired in June 1995 in a transaction accounted for as a purchase. Consequently, there is no financial data presented for this division for periods prior to fiscal 1996.

                               CELADON GROUP, INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  June 30, 1996

Information as to the Company's operations by division is summarized below (in thousands) :


                                                       1996         1995          1994
                                                       -----        ----          ----
Operating revenue:
      Truckload ................................    $ 148,167     $ 116,360    $  94,746
      Flatbed ..................................       18,377          --           --
                                                    ---------     ---------    ---------
          Total ................................    $ 166,544     $ 116,360    $  94,746
                                                    =========     =========    =========

Operating income (loss):
   Truckload ...................................    $   5,205     $  12,690    $  11,740
   Flatbed .....................................          768          --           --
                                                    ---------     ---------    ---------
          Total from operating segments ........        5,973        12,690       11,740
   Corporate expenses ..........................        4,236         3,511        3,410
   Interest expense ............................        3,672         3,171        4,342
   Gain on sale of investment in unconsolidated
     affiliate .................................         --            --           (189)
   Other expense (income) ......................          (72)          103           (6)
                                                    ---------     ---------    ---------
        Income (loss) from continuing operations
        before income taxes ....................    $  (2,007)    $   5,905    $   4,183
                                                    =========     =========    =========

Total assets:
   Truckload ...................................    $ 107,737     $  86,884    $  65,502
   Flatbed .....................................        7,021           645         --
                                                    ---------     ---------    ---------
        Total from operating segments ..........      114,758        87,529       65,502
   Corporate ...................................        6,553         8,439        9,198
   Discontinued operations .....................       20,610        55,656       24,565
                                                    ---------     ---------    ---------

        Total ..................................    $ 141,921     $ 151,624    $  99,265
                                                    =========     =========    =========

Capital expenditures (including capital leases):
   Truckload ...................................    $  24,131     $  26,248    $  10,734
   Flatbed .....................................           18          --           --
   Corporate ...................................            3            37           34
                                                    ---------     ---------    ---------
        Total ..................................    $  24,152     $  26,285    $  10,768
                                                    =========     =========    =========

Depreciation and amortization:
   Truckload ...................................    $   7,108     $   5,733    $   4,890
   Flatbed .....................................          238          --           --
   Corporate ...................................           19            11            2
                                                    ---------     ---------    ---------
        Total ..................................    $   7,365     $   5,744    $   4,892
                                                    =========     =========    =========


                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  June 30, 1996
                             (Dollars in thousands)

Information as to the Company's continuing operations by geographic area is summarized below (in thousands):


                                        1996           1995           1994
                                        ----           ----           ----
Operating revenue:
      United States ..............    $ 161,605     $ 115,438     $  94,746
      Mexico (i) .................        4,939           922          --
                                      ---------     ---------    ---------
           Total .................    $ 166,544     $ 116,360     $  94,746
                                      =========     =========    =========

Income (loss) before income taxes:
      United States ..............    $  (2,435)    $   5,799     $   4,183
      Mexico (i) .................          428           106          --
                                      ---------     ---------    ---------
             Total ...............    $  (2,007)    $   5,905    $   4,183
                                      =========     =========    =========
 Total assets:
      United States ..............    $ 118,815     $  94,908     $  65,502
      Mexico (i) .................        2,496         1,059          --
                                      ---------     ---------    ---------
             Total ...............    $ 121,311     $  95,967     $  65,502
                                      =========     =========    =========


- ----------
(i)    Relates to the Company's trucking operations in Mexico.

       Revenue from Chrysler accounted for 54%, 45%, and 48% of the Company's truckload revenue for 1996, 1995, and 1994, respectively. The Company transports Chrysler after-market replacement parts and accessories within the United States and Chrysler original equipment automotive parts primarily between the United States and the Mexican border, which accounted for 31% and 69%, respectively, of the Company's revenue from Chrysler in 1996 and 46% and 54%, respectively, in 1995. Chrysler business is covered by two agreements, one of which covers the United States-Mexican business and the other of which covers domestic business. The international contract was extended for three years and now expires on December 31, 1999. The contract applicable to domestic movements is being renegotiated.

(3) PROPERTY, EQUIPMENT AND LEASES

Property, Equipment and Revenue Equipment Under Capital Leases

     Property and equipment, at cost, consists of the following (in thousands):


                                                               1996                1995
                                                               ----                ----

         Revenue equipment.........................         $40,413            $35,138
         Revenue equipment under capital leases              41,423              33,539
         Furniture and office equipment............           2,729               7,439
         Land and buildings........................           9,920               3,232
         Service equipment.........................             362                 898
         Leasehold improvements....................             156                 808
                                                            -------             -------
                                                            $95,003             $81,054
                                                            =======             =======


                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  June 30, 1996

         Revenue and service equipment and revenue equipment under capital leases include positioning costs which are amortized over the shorter of the useful lives of the assets or the terms of the leases.

         Included in accumulated depreciation was $7.0 million and $6.1 million in 1996 and 1995, respectively, related to revenue equipment under capital leases.

         Depreciation  and   amortization   expense  relating  to  property  and
equipment and revenue equipment under capital leases was $7.0 million in 1996, $5.6 million in 1995, $4.8 million in 1994.

Lease Obligations

         The Company leases certain revenue and service equipment under long-term lease agreements, payable in monthly installments with interest at rates ranging from 7.21% to 10.74% per annum, maturing at various dates through 2001.

         The Company leases warehouse and office space under noncancellable operating leases expiring at various dates through August 2001. Certain leases contain renewal options.

         Future minimum lease payments relating to capital leases and to operating leases with initial or remaining terms in excess of one year are as follows (in thousands):



          YEAR ENDED                                             CAPITAL         OPERATING
            JUNE 30                                              LEASES          LEASES
            -------                                              ------          ------

         1997.........................................            $8,988        $14,656
         1998.........................................             6,502         19,052
         1999.........................................             6,685         15,419
         2000.........................................             6,484         12,565
         2001.........................................             6,141         10,661
         Thereafter...................................               788         14,015
                                                                 -------        -------
               Total minimum lease payments ..........           35,588         $86,368
                                                                                =======

         Less amounts representing interest                        4,758
                                                                 -------
         Present value of net minimum lease
               payments...............................            30,830
               Less current maturities................             7,356
                                                                 -------
               Non-current portion....................           $23,473
                                                                 =======


Total rental expense for operating leases is as follows (in thousands):


                                                             1996       1995      1994
                                                             ----       ----      ----
Revenue, service equipment and purchased transportation    $32,579    $ 8,856    $ 6,367
Office facilities and terminals .......................        460        338        197
                                                           -------    -------    -------
                                                           $33,039    $ 9,194    $ 6,564
                                                           =======    =======    =======


                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  June 30, 1996

(4)      BANK BORROWINGS AND LONG-TERM DEBT


                                                                      1996          1995
                                                                      ----          ----
                                                                              (in thousands)
Outstanding amounts under lines of credit (collateralized
  by certain trade receivables and revenue equipment) ...........    $29,500    $21,350

Long-term notes entered into for the purchase of tractors,
  trailers and various equipment.  The notes,  collateralized by equipment with an aggregate net book value of  approximately
  $506,041 at June 30, 1996,  mature at various  dates  through
  1997 and bear interest at rates ranging from
  9.06% to 11.47% ...............................................        251        784
 Other borrowings ...............................................        830        719
                                                                     -------    -------
                                                                      30,581     22,853

 Less current maturities ........................................      4,029      4,530
                                                                     -------    -------
                                                                     $26,552    $18,323
                                                                     =======    =======



Lines of Credit

          The Company's line of credit for continuing operations for the periods presented are as follows (in thousands):


           Total Lines of Credit           Amount Borrowed                Amount Available (iii)
           1996         1995             1996          1995              1996          1995
           ----         ----             ----          ----              ----          ----
    (i)   $35,000     $35,000          $29,500       $17,350            $3,375       $14,600
    (ii)        0       6,500                0         4,000                 0         2,500
          -------     --------         -------       -------            ------       -------
          $35,000     $41,500          $29,500       $21,350            $3,375       $17,100
          -------     --------         -------       -------            ------       -------



- -----------------
(i) Represents the Company's Revolving Line of Credit with NBD Bank, N.A. and The First National Bank of Boston commencing June 1, 1994 (the "1994 Credit Agreement").

(ii) Represents the Celadon/Jacky Maeder Company's Revolving Line of Credit with NBD Bank, N.A. and The First National Bank of Boston commencing October 31, 1994 (the "CJM Revolving Credit Agreement").

(iii) Represents unused portion of Revolving Line of Credit net of standby letters of credit not reflected in accompanying consolidated financial statements of $2,125 thousand and $3,050 thousand at June 30, 1996 and 1995, respectively.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  June 30, 1996

        In June 1994, the Company refinanced the outstanding borrowings under the 1994 Credit Agreement. Terms of the 1994 Credit Agreement (Credit Agreement) provide for successive one year renewals, at the option of the banks, commencing June 30, 1996 with an automatic conversion to a three year term loan if the Credit Agreement is not extended by the banks. Interest is based, at the Company's option, upon either the bank's prime rate or the London Interbank Offered Rate ("LIBOR") plus a margin ranging from .625% to 1.375% depending upon performance by the Company. At June 30, 1996 the interest rate charged on outstanding borrowings was 6.60%. In addition, the Company pays a commitment fee of .5% on the unused portion of the Credit Agreement.

        Amounts available under the Credit Agreement are determined based upon the Company's borrowing base, as defined. In addition, there are certain covenants which restrict, among other things, the payment of cash dividends, and require the Company to maintain certain financial ratios and certain other financial conditions. Such borrowings are collateralized by the Company's truckload trade receivables (approximately $22.1 million at June 30, 1996) and certain revenue equipment (with a net book value of approximately $21.1 million at June 30, 1996).

        At June 30, 1996, the Company was not in compliance with several of the financial ratios and other requirements specified in the Credit Agreement. On September 13, 1996, the lenders agreed to waive the covenant defaults at June 30, 1996 and modified, effective as of June 30, 1996, the financial ratios and covenants for the remaining term of the agreements. In connection with such amendments, the lenders charged fees aggregating $88 thousand and changed the margins above LIBOR charged on the outstanding borrowings under these agreements to a range of .625% to 2.0% depending upon the Company's performance. The September 13, 1996 amendment extended the Credit Agreement to April 1, 1997.

        Maturities of long-term debt, assuming the Company exercises the conversion feature within its Credit Agreement as modified at September 13, 1996, for the years ending June 30 are as follows (in thousands):


               1997................................        $4,029
               1998................................         5,902
               1999................................        20,650
                                                          -------
                                                          $30,581
                                                          =======


        No compensating balance requirements exist at June 30, 1996.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  June 30, 1996

(5) EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plan

        In July 1990, the Company established an Employee Stock Ownership Plan (the "ESOP") for employees of certain of the Company's subsidiaries. The ESOP borrowed $1 million from a lending institution which is guaranteed by the Company. The ESOP used the proceeds to purchase 129,500 shares of the Company's Common Stock, par value $.033 per share, from stockholders.

        The Company recognizes expense based on an amount equal to the ESOP's cost of the shares allocated to the participants. The expense is in proportion to annual principal and interest payments.

        During 1996, 1995 and 1994, the Company did not pay the ESOP dividends and made $100 thousand, $25 thousand and $50 thousand, respectively, in Company contributions. In turn, the ESOP trustee made debt service payments of $100 thousand, $25 thousand and $50 thousand, respectively.

        The loan from the lending institution bears interest at the bank's floating prime rate (8.25% at June 30, 1996). The Company pays a 1% annual commitment fee on the outstanding principal balance of the loan. The loan is secured by the shares purchased by the ESOP and is guaranteed by the Company. The loan agreement contains certain restrictive covenants and requires the Company, among other things, to maintain certain financial ratios. In April 1992, the loan agreement was amended to require principal payments of $25 thousand per quarter commencing June 30, 1992, with the remaining balance due April 1994. In April 1994, the loan agreement was extended with principal payments of $25 thousand per quarter required commencing June 30, 1995, and the remaining balance is due March 30, 1997. Interest costs incurred amounted to approximately $24 thousand, $29 thousand and $27 thousand during 1996, 1995, 1994, respectively. In connection with such loan, the Company issued to the lender a warrant to purchase shares of Common Stock. See Note 7 - "Stockholders' Equity".

401(k) Profit Sharing Plan

        In July 1990, the Company established a 401(k) profit sharing plan which permits employees of the Company to contribute up to 10% of their annual compensation. The contributions made by each employee are fully vested at all times and are not subject to forfeiture. The Company contributes 25% of the employee's contribution and may make

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  June 30, 1996

additional discretionary contributions. The aggregate Company contribution may not exceed 5% of the employee's compensation. Employees vest in the Company's contribution to the plan at the rate of 20% per year from the date of contribution. Contributions made by the Company during 1996, 1995 and 1994 amounted to $83 thousand, $83 thousand, and $56 thousand respectively. No discretionary contributions were made during 1996, 1995 or 1994.

(6) SENIOR SUBORDINATED CONVERTIBLE NOTE

        In October 1992, the Company issued an $8 million, 9.25% Senior Subordinated Convertible Note (the "9.25% Note") which was due and payable on September 30, 1998. On February 28, 1994 the holder converted the 9.25% Note into 739,371 shares of Common Stock. In connection with the issuance of the 9.25% Note, the Company issued a warrant to purchase 12,121 shares of Common Stock and entered into a registration rights agreement covering shares issued from the conversion of the 9.25% Note or warrant. See Note 7 - "Stockholders' Equity".

(7) STOCKHOLDERS' EQUITY

Common and Preferred Stock

        In April 1988, the Board of Directors authorized the issuance of up to 1,200,000 shares of preferred stock with a $1.00 per share par value. During April 1988, the Company issued 1,000,000 shares of Series F 12% Convertible Preferred Stock, ("Series F Preferred Stock"). The holders of the Series F Preferred Stock were given certain registration rights as provided by the Registration Rights Agreement. On March 31, 1993, all of the outstanding shares of the Series F Preferred Stock were converted into 333,000 shares of Common Stock.

        On June 28, 1991, the Board of Directors authorized the issuance of 20,000 shares of Series I 7.5% Convertible Preferred Stock, par value $1.00 per share ("Series I Preferred Stock"), for $2 million. The terms of the Series I Preferred Stock provided that, at the written request of the holder thereof, the Company was required to redeem all of the outstanding shares of Series I Preferred Stock on December 31, 1993 at a redemption price equal to the original purchase price together with accrued and unpaid dividends plus a redemption premium of 2.5% compounded quarterly from the date of issuance. If any shares of Series I Preferred Stock requested to be redeemed, were not so redeemed on December 31, 1993, the dividend rate payable on the Series I Preferred Stock increased from 7.5% to 12% on January 1, 1994 until the date of redemption. At the request of the holders, the Company redeemed the Series I Preferred Stock in February 1994, which resulted in the payment of a redemption premium of $134 thousand.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  June 30, 1996

        On January 13, 1994, the Company effected a one-for-3.3 reverse stock split of each outstanding share of Common Stock. All options, warrants, convertible securities and other rights convertible into or exercisable for shares of Common Stock have been adjusted for the one-for-3.3 reverse stock split. All references in the accompanying financial statements to the number of shares of Common Stock, options, warrants, convertible securities and other rights convertible into or exercisable for shares of Common Stock and all per share amounts have been restated to reflect the one-for-3.3 reverse stock split.

        On January 21, 1994 the Company issued 2,297,938 shares of Common Stock pursuant to an underwritten public offering. Proceeds from the offering were $31.0 million. In connection with the offering the Company incurred costs of $1.1 million.

        On October 31, 1994, in connection with the formation of Celadon/Jacky Maeder Company, Swissair Associated Companies, Ltd. ("Swissair") purchased 200,000 shares of Common Stock, at $18.07 per share. These shares were classified as redeemable common stock because Swissair could require the Company to repurchase such shares at $18.07 per share, plus 10% interest and one-half of the stock appreciation as defined in the agreement, if the Company did not effect a shelf registration for the benefit of Swissair prior to April 30, 1996. On February 7, 1996, the Company's Board of Directors ("the Board") authorized the purchase of the 200,000 shares of the Company's Common Stock from Swissair Associated Companies, Ltd. On February 21, 1996 these shares were purchased at a negotiated price of $13.75 per share.

        On January 31, 1995, the Company issued 1,000,000 shares of Common Stock and granted to the underwriters an over-allotment option to issue an additional 154 thousand shares of Common Stock pursuant to an underwritten public offering. On February 2, 1995 the over-allotment option was exercised by the underwriters and the Company issued an additional 154,399 shares of Common Stock. The aggregate proceeds from these issuances of Common Stock were $16.6 million. In connection with these issuances the Company incurred costs of $763 thousand.

        On February 2, 1995, the Company retired 1,453 shares of Common Stock held in treasury. In addition, on February 2, 1995 the Company amended its Certificate of Incorporation by reducing the number of authorized shares of Common Stock from 17,000,000 shares to 12,000,000 shares.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  June 30, 1996

Warrants

     In connection with the establishment of the Unibank Revolving Line of Credit and related term loan (predecessor to the 1994 Credit Agreement), the Company issued a warrant entitling the holder to purchase, in the aggregate, 2% of the Company's outstanding Common Stock, subject to adjustment as defined in the agreement, for a price of $600 thousand. Under certain conditions, as defined in the agreement, the holder of the warrant and the Company could require each to purchase or sell the warrant at a price as set forth in the agreement. The warrant was exercisable through February 14, 1996 and could have been extended at the option of the holder to February 14, 2001. The warrant expired unexercised.

     Pursuant to the ESOP loan agreement, the Company issued to the lender a warrant entitling the holder to purchase, in the aggregate, 2% of the Company's outstanding Common Stock, subject to adjustment as defined in the agreement, for a price of $500 thousand. On January 23, 1995 the warrant holder exercised one half of the warrant by paying to the Company $250 thousand upon the issuance of 35,851 shares by the Company. On October 23, 1995 the Company's Board of Directors authorized the extension of the expiration date for the warrant issued pursuant to the ESOP loan agreement to November 1,1996.

     In connection with the issuance of the 9.25% Note, the Company issued to the holder of the 9.25% Note a warrant to purchase 12,121 shares of the Common Stock at $10.82 per share, subject to certain adjustments for dilution. The warrant is exercisable through September 30, 1998.

     In connection with each of the warrants described above, the Company has granted certain piggyback and demand registration rights with respect to shares issued upon the exercise of such warrants.

Stock Options

     In January 1994 the Company adopted a Stock Option Plan (the "Plan") which provides for the granting of stock options, stock appreciations rights and restricted stock awards to purchase not more than 250,000 shares of Common Stock, subject to adjustment under certain circumstances, to select management and key employees of the Company and its subsidiaries. During 1995 the Plan was amended to increase the number of shares under the Plan from 250,000 to 500,000 shares, which amendment was approved by the shareholders at the 1994 annual meeting. During 1994 the Company granted options to purchase 240,250 shares of Common Stock at an average exercise price of $14.59 per share. Of the options granted during 1994, 35,350 were cancelled resulting in 204,900 outstanding under the Plan at June 30, 1994. During 1995 the Company granted options to

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  June 30, 1996

purchase 231,000 shares of Common Stock at prices ranging from $12.25 -- $20.00 per share, 20,166 were cancelled and 334 options were exercised. At June 30, 1995 there were options outstanding to purchase 415,400 shares under this plan of which 217,876 were exercisable at prices ranging from $12.25 to $20.00. During 1996, the Company granted options to purchase 146,300 shares of Common Stock at prices ranging from $10.00 to $14.50 per share. During fiscal 1996, 88,900 were cancelled or expired unexercised and 9,333 options were exercised. At June 30, 1996, there were options outstanding to purchase 463,467 shares under this plan of which 356,029 were exercisable at prices ranging from $10.00 to $20.00.

     In connection with the extension of an employment agreement with the President and Chief Executive Officer of CJM (the "CJM Executive") in February 1994, an option to purchase 100,000 shares of Common Stock was granted at an exercise price of $14.50 per share. As of June 30, 1996 and June 30, 1995, 50,000 shares and 30,000 shares, respectively, were exercisable. During 1996 and 1995, three nonemployee directors were each granted options to purchase 8,500 shares at $10.00 per share and 3,000 shares at $13.625 per share, respectively. As of June 30, 1996 and June 30, 1995, 14,502 shares and zero shares respectively were exercisable.

(8) RELATED PARTY TRANSACTIONS

     In connection with the Company's acquisition of Randy International in 1991, a CJM Executive received $218 thousand and $739 thousand in 1994 and 1993, respectively, in connection with the sale of his Randy International stock to the Company. CJM's main warehouse facility in New York is leased from a corporation owned by the CJM Executive and another employee of CJM. Rent in the amounts of $148 thousand, $146 thousand, $147 thousand and $162 thousand was paid by the Company in each of 1996, 1995, 1994 and 1993, respectively, under the terms of the lease agreement, which expires in 1996.

     Additionally, CJM's Israeli freight forwarding agent, which has a profit sharing arrangement with the Company, is 30% owned by the CJM Executive. The gross profits (freight forwarding revenue less direct transportation of freight forwarding) in each of 1996, 1995 and 1994 earned by the Israeli agent were approximately $302 thousand, $747 thousand, and $893 thousand, respectively. In connection with this agency agreement, the Company agreed in fiscal 1994 to advance up to $500 thousand to its Israeli agent for advancing on behalf of Israeli customers value added taxes and other prepaid charges incurred by such agent in its business. As of June 30, 1996, there were no advances outstanding. In connection with the wind-down of the freight forwarding business segment, CJM and the Company resolved certain disputed items with CJM's Israeli freight forwarding agent. As a result, the Company recorded a $727,000 bad debt write-off expense as a component of the loss on discontinued operations.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  June 30, 1996

     The Company's Chief Executive Officer and the Company's President, prior to his resignation in July 1996, were parties to a stockholders' agreement that requires the parties thereto to vote their shares of stock for the election as directors of the Company certain designees of the other party to the agreement. The Company's Chief Executive Officer and Hanseatic Corporation, a significant shareholder, are currently parties to a stockholders' agreement that requires the parties thereto to vote their shares of stock for the election as director of the Company of one designee of the other party to the agreement.

     On July 3, 1996, Leonard R. Bennett, President Chief Operating Officer and a Director of the Company resigned as an Officer and Director of the Company and all of its subsidiaries. At that time, he also released the Company from its obligations under his employment contract. The Company entered into a three year noncompete and consulting agreement with Mr. Bennett which provided for annual payments of $268,396, which have been accrued as of June 30, 1996, and continuation of certain disability and life insurance benefits. The agreement can be cancelled by either party for cause. Mr. Bennett acquired the Company's 80.5% interest in Celsur Inc. for a total of 100,000 shares of Celadon Group, Inc. common stock and $2,440,645 in the form of a personal note, bearing interest at the prime commercial lending rate of The Chase Manhattan Bank, N.A. New York, New York and payable October 3, 1996.

     On July 3, 1996, Peter Bennett, Executive Vice President Administration of Celadon Trucking Services, Inc., ("CTSI"), the Company's principal operating subsidiary, resigned as an officer and employee of CTSI. The Company entered into a one year noncompete and consulting contract with Mr. Bennett providing for an annual payment of $60,000 which has been accrued for as of June 30, 1996.

     In July 1996, the Company guaranteed eight individual one year bank loans to eight executives aggregating $270,000. The loans range in amount from $9,000 to $54,000, are full recourse to the individual executive and are secured by a total of 30,000 shares of Celadon Group, Inc. common stock owned by the executives individually.

(9) COMMITMENTS AND CONTINGENCIES

     The Company has outstanding commitments to purchase approximately $28.5 million of revenue equipment at June 30, 1996.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  June 30, 1996

     There are various claims, lawsuits and pending actions against the Company and its subsidiaries incidental to the operation of its businesses. The Company believes many of these proceedings are covered in whole or in part by insurance and that none of these matters will have a material adverse effect on its consolidated financial position.

     The Company has employment and consulting agreements with various key employees and former employees providing for minimum combined annual compensation over the next three years ranging from $2 million in 1997 to $0.7 million in 1999.

     The Company had no outstanding contracts to acquire fuel at June 30, 1996. Subsequent to June 30, 1996 the Company entered into a purchase contract to acquire on a ratable basis approximately 35% of its fuel requirements through July 1997 at a fixed price. Gains and losses on such contracts are deferred and included in income in the period when the contracts mature. During the year ended June 30, 1996, gains of $144 thousand were realized on the contracts and shown as a reduction of fuel expense.

     The Company has been assessed approximately $750 thousand by the State of Texas for Interstate Motor Carrier Sales and Use Tax for the period from April 1988 through June 1992. The Company disagrees with the State of Texas over the method used by the state in computing such taxes and intends to vigorously pursue all of its available remedies, including litigation of this matter. The Company has accrued an amount that management estimates is due based upon methods they believe are appropriate. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its consolidated financial position.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  June 30, 1996

(10) PROVISION FOR INCOME TAXES

     The income tax provision for continuing operations in 1996, 1995 and 1994 consisted of the following (in thousands):



                                                         1996         1995         1994
                                                         ----         -----        ----
         Current (Credit):
           Federal.................................    $(1,450)      $ 1,958          $342
           State and local.........................       (171)          772            51
           Foreign.................................        146            52           ---
                                                      ---------    ---------    ----------
                                                        (1,475)        2,782           393
                                                        -------     --------      --------
        Deferred:
           Federal...............................          954           816         1,176
           State and local.......................          110            92           142
                                                      --------      --------      --------
                                                         1,064           908         1,318
                                                       -------       -------       -------
                                                        $ (411)       $3,690        $1,711
                                                        =======       ======        ======


        No provision is made for U.S. federal income taxes on undistributed earnings of foreign subsidiaries of approximately $124 thousand at June 30, 1996, as management intends to permanently reinvest such earnings in the Company's operations in the respective foreign countries where earned.

        The Company's effective tax rate on income (loss) from continuing operations differs from the statutory federal tax rate of 35% as follows:


                                                  1996         1995       1994
                                                  ----         ----       ----

     Statutory federal tax rate ............       35.00%     35.00%    35.00%
     Foreign taxes .........................         .20        .25       --
     State taxes, net of federal benefit ...        1.96       9.52      3.00
     Non-deductible officers' life insurance        1.04        .56       .55
     Non-deductible meals and entertainment       (11.72)     15.91       .25
     Non-deductible goodwill amortization ..       (2.34)       .18      1.35
     Other, net ............................       (3.67)      1.07       .76
                                                  ------      -----     -----
            Effective tax rate .............       20.47%     62.49%    40.91%
                                                  ======      =====     =====


                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  June 30,1996

        The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 1996 and 1995 consisted of the following (in thousands):


                                                                 1996          1995
                                                                 ----          ----

Continuing Operations:
    Deferred tax assets:
        Allowance for doubtful accounts ...................    $   404     $   401
        Insurance reserves ................................        595         406
        Revenue recognition ...............................        491         715
        Tires in service ..................................        616         821
        Parts and supplies ................................        608         491
        Accrued expense reserves ..........................        826         346
        Other .............................................        536         354
                                                               -------     -------
                       Total deferred tax assets ..........    $ 4,076     $ 3,534
                                                               =======     =======

    Deferred tax liabilities:
        Excess tax depreciation ...........................    $(5,220)    $(3,289)
        Capital leases ....................................     (4,278)     (3,343)
                                                               -------     -------
                     Total deferred tax liabilities .......    $(9,498)    $(6,632)
                                                               =======     =======

Discontinued Operations:
        Net current deferred tax assets ...................    $ 2,428     $    20
        Net noncurrent deferred tax liabilities ...........     (1,398)     (1,204)
                                                               -------     -------
                                                               $ 1,030     $(1,184)
                                                               =======     =======

Net current deferred tax assets ...........................    $ 3,404     $   807
Net noncurrent deferred tax liabilities ...................     (7,796)     (5,089)
                                                               -------     -------
                     Total net deferred tax liabilities . .    $(4,392)    $(4,282)
                                                               =======     =======


                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  June 30,1996

(11) SUPPLEMENTAL CASH FLOW INFORMATION

        In 1996, 1995 and 1994, capital lease obligations in the amount of $14.9 million, $13.0 million and $3.5 million, respectively, were incurred in connection with the purchase of, or option to purchase, tires in service and revenue equipment.

        For 1996, 1995 and 1994, the Company made interest payments of $3.3 million, $3.3 million and $4.4 million, respectively.

        For 1996, 1995 and 1994, the Company made income tax payments of $880 thousand, $1.5 million, and $590 thousand, respectively.

(12) INVESTMENT IN UNCONSOLIDATED AFFILIATE

        In April 1992, the Company, along with Grupo Hermes, S.A., a Mexican company, entered into a joint venture, Grupo Hercel, S.A. ("Hercel"), of which the Company owned 40% as of June 30, 1993. Hercel provides administrative, marketing and operating services to Transportadora Hercel, a Mexican company which is wholly-owned by Grupo Hermes, S.A. Through June 30, 1993, the Company invested $325 thousand of cash and incurred an aggregate of $393 thousand in positioning and legal costs in connection with Hercel. On September 28, 1993, the Company sold its interest in Hercel to Grupo Hermes, S.A. for $500 thousand resulting in a pre-tax gain of $189 thousand. In addition, the Company entered into a five-year operating arrangement with Hercel that provides for joint marketing, sales and operating activities.

(13) ACQUISITIONS

        On October 31, 1994, the Company entered into a partnership (the "Partnership Agreement") with Jacky Maeder, Ltd., a freight forwarding company wholly owned by Swissair Associated Companies Ltd. ("Swissair"), which partnership combined the respective United States freight forwarding operations of the Company (Randy International, Ltd.) with Jacky Maeder, Ltd. The partnership between the two companies operates under the name "Celadon/Jacky Maeder Company" and is 70% owned by the Company and 30% owned by Jacky Maeder, Ltd. The Company accounted for this transaction as a purchase. In December, 1995, the Company's Board of Directors authorized the disposal of the Company's freight forwarding operations. In addition, Swissair purchased 200,000 shares of the Company's Common Stock at $18.07 per share. The Company loaned $2.5 million of the proceeds of this share issuance to Celadon/Jacky Maeder Company.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  June 30,1996

        In connection with the formation of Celadon/Jacky Maeder Company and the acquisition by the Company of a 70% ownership interest in the business contributed to the partnership by Jacky Maeder, Ltd. (based upon the fair market value of such ownership interest) in exchange for a 30% ownership interest in the business contributed to the partnership by Randy International, the Company realized a gain of $1.5 million net of $400 thousand for professional fees associated with the transaction. The Company also incurred a charge to operations of $822 thousand for costs associated with the formation of Celadon/Jacky Maeder Company.

        In connection with the integration of the Company's United States freight forwarding business with that of Jacky Maeder, the Company wrote-off costs of $2 million related to the former Randy International computer system. This system was abandoned as a result of the Company's conversion to a single integrated computer system for substantially all of the United States freight forwarding operations of Celadon/Jacky Maeder Company.

        During March 1995, the Company, through its wholly owned subsidiary, Randy UK, acquired Guestair, Ltd., a freight forwarding company based in the United Kingdom for approximately $2.6 million. The Company accounted for this transaction as a purchase.

        In May 1995, the Company made an investment of approximately $1.1 million in Transportes RQF, S.A. de C.V. ("RQF"), a previously inactive entity. For its investment, the Company acquired 75% of the stock of RQF. RQF is a Mexican motor freight carrier. The Company has accounted for this transaction as a purchase. In connection with the Company's Board authorization to dispose of its freight forwarding operations, the Company sold substantially all of the U.K. assets in May 1996.

        On June 29, 1995, the Company acquired Cheetah Transportation Company and CLK, Inc. ("Cheetah"). Cheetah operates in the flatbed segment of the full truckload market. The purchase price was approximately $5.1 million. The Company has accounted for this transaction as a purchase.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  June 30, 1996

        Assuming the business combinations described above relating to Cheetah Transportation and investment in RQF were consummated as of the beginning of each of the respective twelve month periods ended June 30, 1995 and 1994, and after giving effect to certain pro forma adjustments, the pro forma consolidated results of operations for the years ended June 30, 1995 and 1994 would be as follows (in thousands):


                                                       1995              1994
                                                       ----              ----
Operating revenue...........................        $150,660            $120,030
Net income (loss)...........................          $3,533              $2,815
Net income per common share ................           $0.49               $0.53


        In connection with the acquisitions of Cheetah Transportation and the investment in RQF, as described above, the assets acquired and liabilities assumed by the Company during 1995 were as follows (in thousands):


Current assets (net of cash acquired) ......                          $1,602
Fixed assets ...............................                              67
Intangible and other assets.................                           1,000
Goodwill....................................                           4,155
Current liabilities.........................                            (769)
Minority interest...........................                            (143)
                                                                      -------
                                                                      $5,912
                                                                      =======


        In December 1995, the Company discontinued the operations of the freight forwarding division. See Note 15 - "Discontinued Operations".

(14) FOURTH QUARTER ADJUSTMENTS

        During the fourth quarter of 1996, the Company installed a new computer system at its principal operating subsidiary, Celadon Trucking Services., Inc. The installation resulted in an improvement in the ability to measure intransit shipments. Consequently the Company identified an additional $450 thousand of revenue net of variable expense attributable to intransit truck movements and therefore reduced operating income by that amount in the fourth quarter. Also, adverse decisions in litigation resulted in damage awards in excess of loss reserves previously recorded. Based on this experience, the Company examined its loss reserving process and concluded that additional reserves totaling $375 thousand should be recorded for pending claims. The Company entered into a three year noncompete and consulting agreement with Leonard R. Bennett which provided for annual payments of $268 thousand of which the Company expensed the entire $805 thousand.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  June 30,1996

        During the fourth quarter of fiscal 1995, the Company wrote-off costs of $2 million related to the former Randy International computer system. This system was abandoned as a result of the Company's conversion to an integrated computer system for substantially all of the United States freight forwarding operations of Celadon/Jacky Maeder Company. Additionally, during the fourth quarter the Company reduced by $303 thousand the $1,125 thousand charge for costs associated with the formation of Celadon/Jacky Maeder Company that had been recorded on October 31, 1994. See Note 13 - "Acquisitions".

(15)  DISCONTINUED OPERATIONS

FREIGHT FORWARDING SEGMENT

        During  December,  1995 the Board of  Directors of Celadon  Group,  Inc.
authorized the disposal of the Company's freight forwarding business. In connection with the Company's plan of disposition effective February 1, 1996, the U.S. customer list together with certain assets and liabilities of the Company's U.S. freight forwarding business, operating under the name Celadon/Jacky Maeder Company, were sold to the Harper Group, Inc.'s primary operating subsidiary, Circle International, Inc. Pursuant to the terms of the transaction, the total purchase price for these assets and liabilities will be paid in cash and will equal the net revenue derived from such customer list during the twelve-month period following February 1, 1996. The Harper Group, Inc. made an initial down payment of $9.5 million at closing with the balance of the purchase price to be paid in quarterly installments as earned by the Harper Group, Inc. It is now estimated that there will be no additional payments by Harper Group, Inc. to the Company.

        In May 1996, the Company became the sole owner of the freight forwarding operations conducted in the New York area by acquiring the minority interest of Jacky Maeder, Ltd. This step was taken to facilitate the ultimate disposition of this operation.

        In May 1996, the Company concluded the sale of the United Kingdom freight forwarding operation to Forwardair Limited a subsidiary of the Fritz Companies.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  June 30,1996

LOGISTICS SEGMENT

        In the quarter ended June 30, 1996, the decision was made to sell certain businesses previously included in the Logistics division and to discontinue offering logistics services as a separate activity of the Company. Consequently in June 1996, the net assets of the Company's package delivery business headquartered in New York City and operating under the name Celadon Express was sold.

        On July 3, 1996, the Company concluded the sale of its South American warehousing logistics and distribution business operating under the name of Celsur, Inc. for approximately $3.1 million. The sales price was paid with 100,000 shares of the Company's common stock, and an interest bearing promissory note for $2.4 million due October 3, 1996.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  June 30,1996
                          (Dollar amounts in thousands)

        At June 30, 1996 and 1995, assets and liabilities included in the Company's consolidated balance sheet related to the discontinued freight forwarding operation are as follows (in thousands):


                                                                  JUNE 30,
                                                            1996            1995
                                                            ----            ----
Assets:
  Cash ............................................      $  3,142       $  1,504
  Accounts receivable (net of allowance) ..........         8,436         32,414
  Accounts receivable other .......................         2,558            482
  Prepaid expenses and other current assets .......           224            657
  Assets held for resale ..........................            69           --
  Deferred income tax receivable ..................         2,369          1,118
  Net property and equipment ......................          --            4,405
  Intangible assets ...............................          --            1,311
  Other assets ....................................          --            1,259
  Goodwill ........................................          --           10,436
                                                         --------       --------
          Total ...................................      $ 16,798       $ 53,586
                                                         ========       ========

Liabilities and Equity:
  Accounts payable ................................      $  4,805       $ 14,950
  Accrued expenses ................................         6,146          5,927
  Note payable to Jacky Maeder AG .................          --            3,735
  Income taxes payable ............................           105            135
  Long term debt ..................................          --            4,000
  Deferred income tax liabilities (assets) ........           (11)          --
  Minority interest ...............................          --            2,948
  Equity adjustment for foreign
     currency translation .........................            25             36
                                                         --------       --------
          Total ...................................      $ 11,070       $ 31,731
                                                         ========       ========


                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  June 30,1996
                          (Dollar amounts in thousands)

        At June 30,1996 and 1995, assets and liabilities included in the Company's consolidated balance sheet related to the discontinued logistics segments are as follows (in thousands):


                                                        JUNE 30,
                                                     1996         1995
                                                     ----         ----
Assets:
  Cash .......................................    $    33         534
  Accounts receivable (net of allowance) .....        303       2,267
  Accounts receivable other ..................        632         494
  Prepaid expenses ...........................       --            33
  Income tax receivable ......................        329        --
  Assets held for sale .......................      2,479(1)     --
  Deferred income tax receivable .............         36        --
  Net property and equipment .................       --           243
  Goodwill ...................................       --            53
  Other assets ...............................       --           409
                                                  -------     ------
       Total .................................    $ 3,812     $ 4,033
                                                  =======     ======

Liabilities and Equity:
  Accounts payable ...........................    $  ---      $1,337
  Accrued expenses ...........................        214         338
  Income taxes payable .......................        276           3
  Long term debt .............................       --            22
  Deferred income taxes payable ..............        206        --
  Minority interest ..........................       --           196
  Equity adjustment for foreign
    currency translation .....................         (2)       --
                                                  -------     ------

       Total .................................    $   694     $ 1,896
                                                  =======     ======



(1) Represents the net investment in Celsur Inc., the stock of which was sold on July 3, 1996.

- ------------

The anticipated loss on the disposal of the freight forwarding and logistics segments have been accounted for as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations
- - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." As such, prior
period   financial   statements   have  been   reclassified   to   reflect   the
discontinuation of these lines of business.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  June 30,1996

        The Company recorded a charge to earnings of $8.2 million during the three months ending December 31, 1995 representing the expected loss on the disposal of the freight forwarding segment. In determining the estimated loss on disposition in the December 31, 1995 financial statements, management made certain estimates and assumptions based upon currently available information. These estimates and assumptions primarily related to the ultimate sales price to be received from the sale of the U.S. customer list to the Harper Group, Inc., the net realizable value of the remaining assets to be disposed of, the liquidation of trade receivables, and the costs associated with the settlement of certain leases, severance and other obligations. Based on the results of wind-down operations through June 30, 1996, a $2.3 million net of tax operating loss was incurred. This is primarily a result of the reduction in the payment to be received from the Harper Group, Inc. for revenue attributable to the U.S. customer list which they acquired. Additionally, based on actual collection and payment experience and cost to wind-down the operations through June 30, 1996, the estimated after tax loss on discontinued freight forwarding operations was increased by $4.2 million. Revenue of the freight forwarding segment for the years ended June 30, 1996, 1995 and 1994, were $120.5 million and $126.5 million and $83.2 million, respectively.

        In the quarter ended June 30, 1996, the Company also recorded a charge of $600 thousand relating to the discontinuation of the logistics line of business. The loss is primarily comprised of the loss on the sale of the net assets of Celadon Express, Inc. in June 1996, partially offset by the gain on the sale of the Company's 80.5% ownership interest in Celsur Inc., a warehousing and logistics operation in Argentina and Brazil. It is not anticipated that future adjustments to the net assets sold will be material. Revenue for the logistics segment for the years ended June 30, 1996, 1995 and 1994 were $11.9 million, $7.4 million and $3.0 million, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    There were no changes in or disagreements with accountants on accounting or financial disclosures within the last three fiscal years.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF  THE REGISTRANT

     On May 17, 1996, five directors were elected to hold office until the annual meeting of stockholders in fiscal 1997 or until their respective successors have been elected and qualified. Those directors are Stephen Russell, Leonard R. Bennett, Paul A. Biddelman, Michael Miller and Kilin To. Effective July 3, 1996, Leonard R. Bennett resigned as a Director and Officer of the Company.

     The directors, executive officers, and key employees of the Company and its subsidiaries are as follows:


    Name             Age                     Position
   -----             ---                     ---------
Stephen Russell       56     Chairman of the Board, President and
                               Chief Executive Officer of the Company
Don S. Snyder         47     Executive Vice President/Chief Financial Officer and Treasurer
Brian L. Reach        41     Vice President Special Projects
Richard Goldenberg    50     Vice President-Secretary of the Company
Norman G. Greif       57     President and Chief Executive Officer of Randy International
                              Ltd. (a subsidiary of the Company)
Michael J. Archual    45     Executive Vice President - Sales and Marketing
                              of Celadon Trucking Services, Inc. (a subsidiary of the Company)
Carl L. Hadley        43     Executive Vice President - Support Operations
                              of Celadon Trucking Services, Inc. (a subsidiary of the Company)
Michael T. Hodson     49     Executive Vice President - Automotive and Subsidiary Operations
                              of Celadon Trucking Services, Inc. (a subsidiary of the Company)
Ronald S. Roman       51     Executive Vice President - Fleet Management and Customer Service
                              of Celadon Trucking Services, Inc. (a subsidiary of the Company)
Paul Biddelman*       50     Director of the Company
Michael Miller*       51     Director of the Company
Kilin To*             53     Director of the Company

- ---------------

* Members of the Audit and Compensation Committees

     Mr. Russell has been Chairman of the Board and Chief Executive Officer of the Company since its inception in July 1986. He is also a director of Petro Oil Company and a member of the North American Transportation Alliance advisory board. Mr. Russell has been a member of the Board of Advisors of the Cornell University Johnson Graduate School of Management since 1983.

     Mr. Snyder has been Executive Vice President, Chief Financial Officer and Treasurer of the Company since April 1996. He served as Vice President-Controller for Burlington Northern Railroad Company, a company engaged in the railroad transportation business in the United States, from December 1987 to December 1995. Mr Snyder is a certified public accountant.

     Mr. Reach has been Vice President-Special Projects of the Company since April 1996, and, from September 1993 to April 1996, he served as Vice President and Chief Financial Officer of the Company. He served as Senior Vice President and Chief Financial Officer for Cantel Industries, Inc., a company engaged in the business of distributing scientific and consumer products in Canada and office seating products in the United States, from September 1990 until September 1993. From January 1989 to September 1990, he was an independent financial consultant. Mr. Reach is a certified public accountant.

     Mr. Goldenberg has been Vice President-Secretary of the Company since April
1996,   and,   from   November   1986  to  April   1996,   he   served  as  Vice
President-Treasurer and Secretary of the Company.

     Mr. Greif has been President and Chief Executive Officer of Randy International, Ltd., a subsidiary of the Company ("Randy International") since its formation in 1969. He also became President and Chief Executive Officer of Celadon/Jacky Maeder Company ("CJM") at its formation in 1994.

     Mr. Archual has been Executive Vice President - Sales and Marketing of Celadon Trucking Services, Inc. since July 1995. From 1987 through June 1995, he served as Vice President - Sales and Marketing - Western Area and Southern Area for Schneider National, Inc. a private company providing full truckload, irregular route trucking services.

     Mr. Hadley has been Executive Vice President - Support Operations of Celadon Trucking Services, Inc. since July 1996. Other positions with Celadon Trucking Services, Inc. include from July 1995 to July 1996, Vice President - Safety & Risk Management; August 1994 - July 1995, Assistant Vice President -
Safety & Risk Management; December 1993 to August 1994 - Director of Support Services & Safety. From September 1989 to December 1993, he was responsible for safety, workmen's compensation and risk management as Director-Safety
Administration for North American Van Lines, Inc. an over-the-road full, truckload transportation company.

     Mr. Hodson has been Executive Vice President - Automotive and Subsidiary Operations of Celadon Trucking Services, Inc. since July 1996. For the period July 1995 to July 1996, he was Vice President Operations for Celadon Trucking Services, Inc. From November 1993 to June

1995, he was President of C.I. Whitten Transfer, a truckload transportation company specializing in the transportation of munitions. For four years prior to joining C.I. Whitten, he held a variety of executive positions in the trucking industry.

     Mr. Roman has been Executive Vice President - Fleet Management and Customer Service of Celadon Trucking Services, Inc. since July 1996. From October 1985 to July 1996, Mr. Roman was employed by North American Van Lines, Inc., an over-the-road household goods, and high value product full truckload transportation company holding executive positions primarily Vice President - Fleet Services from October 1985 to August 1995.

     Mr. Biddelman has been a director of the Company since October 1992. Mr. Biddelman has been Treasurer of Hanseatic Corporation, a private investment company, since April 1992 and was a Managing Director of Clements Taee Biddelman Incorporated, a financial advisory firm, from January 1991 to April 1992. From prior to 1988 until December 1990, Mr. Biddelman was a Managing Director, Corporate Finance Department, of Drexel Burham Lambert Incorporated. He is also a director of Petroleum Heat and Power Co., Inc., Premier Parks, Inc., Electronic Retailing Systems International, Inc., Oppenheimer Group, Inc., Star Gas Corporation (the General Partner of Star Gas Partnership L.P.), TLC Beatrice International, Holdings, Inc. and Insituform Technologies, Inc.

     Mr. Miller has been a director of the Company since February 1992. Mr. Miller has been Chairman of the Board and Chief Executive Officer of Aarnel Funding Corporation, a venture capital/real estate company since 1974, a partner of Independence Realty, an owner and manager of real estate properties, since 1989, and President and Chief Executive Officer of Miller Investment Company, Inc., a private investment company, since 1990.

     Mr. To has been a director of the Company since 1988. He has been a managing partner of Citi Growth L.P. since 1995. He also had been a Vice President of Citicorp Venture Capital, Ltd. ("CVC"), a subsidiary of Citicorp N.A., from 1984 to 1995. In addition, Mr. To is a director of Condere Corporation and International Channel Network.

     All directors of the Company hold office until the next annual meeting of stockholders of the Company or until their successors are elected and qualified or they resign. Mr. Russell and Hanseatic Corporation are parties to a voting agreement pursuant to which they have agreed to vote their shares of Common Stock for the other's designee. Those designees are Messrs. Russell and Biddelman. See "Certain Relationships and Related Transactions--Transactions with Directors and Stockholders." Executive officers hold office until their successors are chosen and qualified, subject to their removal by the Board of Directors, to any employment agreements or their resignation. See "Executive Compensation--Employment Agreements."

     Pursuant to Section 145 of the Delaware General Corporation Law, the Company's Certificate of Incorporation provides that the Company shall, to the full extent permitted by law, indemnify all directors, officers, incorporators, employees, or agents of the Company against liability for certain of their acts. The Company's Certificate of Incorporation provides that, with a number of exceptions, no director of the Company shall be liable to the Company for damages for breach of his fiduciary duty as a director.

     The Audit and Compensation Committees each consist of Paul A. Biddelman, Michael Miller, and Kilin To. The Compensation Committee reviews general policy matters relating to compensation and benefits of employees and officers of the Company and administers the Company's Stock Option Plan. The Audit Committee meets with management and the Company's independent auditors to determine the adequacy of internal controls and other financial reporting matters. The Company does not have a nominating committee.

     The Board of Directors of the Company met ten times during the fiscal year ended June 30, 1996. No director failed to attend at least 75% of those meetings or any committee of the Board of which he was a member except for Leonard Bennett who did not attend three meetings held in May and June 1996. Mr. Bennett resigned as a Director effective July 3, 1996. The Company's Audit Committee met one time during the year ended June 30, 1996.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Under the securities laws of the United States, the Company's directors, officers, and any persons owning more than 10 percent of the Common Stock are required to report their ownership of Common Stock and any changes in that ownership, on a timely basis, to the Securities and Exchange Commission. Based on material provided to the Company, all such required reports were filed on a timely basis in fiscal 1996 except for the initial Form 3 for Don S. Snyder which was filed late due to an administrative oversight.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the cash compensation paid or accrued by the Company for services rendered during fiscal 1996, 1995 and 1994 to the Chief Executive Officer of the Company, the Chief Executive Officer of Randy International, Ltd. a subsidiary of the Company, and each of the three other most highly paid executive officers of the Company, each of whose annual cash compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                    Long Term
                             ANNUAL COMPENSATION                  Compensation
                             -------------------                     Awards
                                                                     ------
                                                                 Securities
                             Fiscal                              Underlying        All Other
Name and Principal Position   Year    Salary      Bonus           Options        Compensation
- ---------------------------   ----    ------      -----           -------        ------------
Stephen Russell.............  1996   $438,711     $   ---          20,000        $110,446 (1)(2)
  Chairman of the Board       1995    408,103         ---          50,000         130,978 (1)(2)
  and Chief Executive         1994    462,308      61,239             ---         145,462 (1)(2)
  Officer

Leonard R. Bennett..........  1996   $438,711     $   ---          20,000        $155,380 (1)(2)
  President, Chief            1995    408,103         ---          50,000         172,380 (1)(2)
  Operating Officer           1994    462,308      61,239             ---         151,100 (1)(2)
  and Director

Norman G. Greif.............  1996   $320,000     $   ---             ---        $   ---
  President and Chief         1995    320,000         ---             ---            ---
  Executive Officer of        1994    320,000         ---         110,000            ---
  Randy International , Ltd.
Richard Goldenberg..........  1996   $113,400     $10,000             ---        $   ---  (2)
  Vice President, Secretary   1995    113,400      10,000           2,500           1,879 (2)
                              1994    113,400      14,700           5,000           2,301 (2)

Brian L. Reach..............  1996   $170,000     $26,315          20,000          $2,136
  Vice President              1995    170,000      29,584          30,000           2,139 (2)
  Special Projects            1994    126,538         ---          30,000             ---

- ------------

(1) Includes the premiums paid by the Company for split-dollar insurance for which the Company has an assignment against the cash value for premiums paid, as follows: Stephen Russell-- $66,745 in fiscal 1996, $120,123 in fiscal 1995 and $119,307 in fiscal 1994; and Leonard R. Bennett-- $175,191 in fiscal 1996, $159,572 in fiscal 1995, $132,211 in fiscal 1994 and premiums on long-term disability insurance paid as follows: Stephen Russell-- $8,484 in fiscal 1996, $8,484 in fiscal 1995 and $23,906 in fiscal 1994; and Leonard R. Bennett-- $10,436 in fiscal 1996, $10,437 in fiscal 1995 and $16,640 in fiscal 1994.

(2) Represents the Company's contribution under the Company's 401(k) Profit Sharing Plan, as follows: Stephen Russell-- $2,375 in fiscal 1996, $2,371 in fiscal 1995, and $2,249 in fiscal 1994; Leonard R. Bennett-- $2,594 in fiscal 1996, $2,371 in fiscal 1995 and $2,249 in fiscal 1994; and Richard Goldenberg--$937 in fiscal 1996, $1,417 in fiscal 1995 and $1,406 in fiscal 1994; Brian L. Reach -- $2,136 in fiscal 1996, $2,139 in fiscal 1995 and none in fiscal 1994.

STOCK OPTIONS

     The following table contains information concerning the grant of stock options to the Chief Executive Officer of the Company, the Chief Executive Officer of Randy International, Ltd., a subsidiary of the Company, and each of the other three most highly paid executive officers of the Company whose annual cash compensation exceeded $100,000 during the last fiscal year.

                              OPTION GRANTS IN LAST FISCAL YEAR

                                     Individual                               Potential Realizable
                                     Grants                                   Value at Assumed Annual
                                     % of Total                               Rates of Stock Price
                                     Options                                  Appreciation For
                      Options        Granted to      Exercise or               Option Term (1)
                      Granted        Employees       Base Price     Expiration __________________
     Name             (shares)       In Fiscal Year  Per Share      Date            5%        10%
_______________       _________      ______________  _________      ________   __________________

Stephen Russell...... 20,000 (2)        12%          $10.00       03/07/06    $125,800  $318,800

Leonard  R. Bennett.. 20,000 (2)        12%          $10.00       03/07/06    $125,800  $318,800

Norman G. Greif......    ---            ---             ---           ---         ---       ---

Richard Goldenberg...    ---            ---             ---           ---         ---       ---

Brian L. Reach.......    ---  (3)       ---             ---           ---         ---       ---

                                       64

(1) Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) on the Company's Common Stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the timing of such exercise and the future performance of the Company's Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the option holder.

(2) Options for 6,667 shares are presently exercisable and options for 6,667 shares become exercisable on March 7, 1997 and 6,666 shares become exercisable on March 7, 1998.

(3)     See "Report on Repricing of Options".

OPTION EXERCISES AND HOLDINGS

     The following table sets forth information with respect to the Chief Executive Officer of the Company, the Chief Executive Officer of Randy International, Ltd., a subsidiary of the Company and each of the three most highly paid executive officers of the Company, concerning the exercise of options during the last fiscal year and unexercised options held at June 30, 1996. There were no options exercised during fiscal 1996 and no unexercised options were in the money options at June 30, 1996:

                            AGGREGATED OPTION VALUES

                                                     NUMBER OF SECURITIES
                                                    UNDERLYING UNEXERCISED
                                                   OPTIONS AT JUNE 30, 1996
                                               ----------------------------------
           Name                                 Exercisable         Unexercisable
         --------                              --------------      --------------

         Stephen Russell........................ 40,001                 29,999
         Leonard R. Bennett..................... 40,001                 29,999
         Norman G. Greif........................ 60,000                 50,000
         Richard Goldenberg.....................  6,667                    833
         Brian L. Reach......................... 50,001                  9,999


DIRECTORS COMPENSATION

        Non-employee directors of the Company receive an annual fee of $15,000, payable quarterly, for serving as a director of the Company and each has been granted an option to purchase 8,500 shares of Common Stock at an exercise price of $10.00. Such directors receive $1,250 per quarter for serving on committees. Board members are reimbursed for their expenses for each meeting attended.

REPORT ON REPRICING OF OPTIONS

    The following table sets forth information relating to the repricing of options held by executive officers since the registrant filed its initial public offering of securities on January 21, 1994.

                                 Option Pricing
                     January 19, 1994 through June 30, 1996

                                                                            Length of
                                           Market     Exercise              Original Term
                             Number        Price at   Price at    New       Remaining at
                             of Options    Time of    Time of     Exercise  Date of
    Name          Date       Repriced      Repricing  Repricing   Price     Repricing
    ----          ----       --------      ---------  ---------   ------    ---------
Brian L. Reach   4/12/96      20,000         $9.50     $20.00     $10.00    8 yrs, 5 mos

- --------

     The repricing was a component of Mr. Reach's renegotiated employment and consulting agreement. The repricing was in lieu of additional cash compensation in connection with the agreement. The Compensation Committee considers the repricing to be consistent with Mr. Reach's continuing relationship with the Company as a consultant during which time he would not be eligible for additional stock option grants.

                             Compensation Committee

                                Paul A. Biddelman
                                 Michael Miller
                                    Kilin To

EMPLOYMENT AGREEMENTS

     The Company has a four-year employment agreement expiring January 21, 1998 with Stephen Russell, Chairman and Chief Executive Officer of the Company, providing for an initial annual salary of $395,000, which salary will be increased 7.5% annually during the term of the agreement, plus an annual bonus equal to three percent of the Company's income before income taxes in excess of $3 million, not to exceed a total annual bonus of $360,000. The agreement provides that in the event of termination: (i) as a result of a change in control of the Company, Mr. Russell, will receive a lump sum severance allowance in an amount equal to two times his annual compensation; (ii) without cause or by Mr. Russell for cause, Mr. Russell will be entitled to receive his salary for the remainder of the term of the agreement or one year, whichever is greater; and (iii) as a result of the disability of Mr. Russell, he will be entitled to receive 50% of his salary during the two-year period commencing on the date of his termination. The agreement also includes a two-year non-compete covenant commencing on termination of employment. As consideration for such non-compete covenant, the Company has agreed to pay Mr. Russell 50% of his salary during the two years following the termination of the employment agreement.

     The Company has a consulting and non-competion agreement which expires July 3, 1999 with Leonard R. Bennett, the former President and Chief Operating Officer of the Company. As a consultant, Mr. Bennett will receive $268,395 annually, plus the continuation of one disability and three life insurance policies provided to him as President of the Company, during the period of his consulting agreement. At the end of the agreement, Mr. Bennett will purchase the policies from the Company for the then cash value of the two whole life policies. Additionally, for purposes of determining the exercisability of stock options previously granted to Mr. Bennett under the Company's Stock Option Plan, the expiration of the agreement on July 3, 1999 will be his termination date for purposes of the Stock Option Plan. The Company's annual premium cost for the disability policy is approximately $10 thousand and the annual cost of the life insurance policies net of increases in cash surrender value is approximately $123 thousand. The agreement also includes a non-compete covenant through July 3, 1999. Upon the execution of the consulting agreement, Mr. Bennett's employment agreement was terminated.

     The Company has an employment agreement with Don S. Snyder, Executive Vice President, Chief Financial Officer and Treasurer of the Company, expiring April 1, 1998. This agreement is renewed automatically for successive one-year periods thereafter unless previously terminated by either party. Such employment agreement provides for an annual salary of $160,000, which will be increased at least 5% annually, and an annual bonus of not less than $40,000. Pursuant to the agreement, upon employment by the Company, Mr. Snyder was granted options to purchase 35,000 shares of Common Stock pursuant to the Stock Option Plan, is provided a monthly car allowance and is entitled to participate in any insurance or other benefit plan provided to the Company's executives generally. In connection with Mr. Snyder's relocation to Indianapolis, the Company is obligated to acquire Mr. Snyder's personal residence under certain circumstances. It is undeterminable at this time if these circumstances will occur. The agreement includes a two-year non-compete covenant commencing on termination of employment. As consideration for such non-compete covenant, in the event of termination without cause, Mr. Snyder will receive a severance payment equal to two times his salary and bonus, payable in biweekly installments during the two-year non-competition period.

     The Company has an employment and consulting agreement with Brian L. Reach, Vice President Special Projects. The agreement provides for Mr. Reach's employment through September 30, 1996, at an annual salary of $170,000 plus benefits available to Company executives generally. Commencing October 1, 1996, Mr. Reach will be retained as a consultant for a period of 18 months at an annual compensation rate of $180,000 plus reasonable and necessary out-of-pocket expenses. Mr. Reach's current benefits will be continued until such time as he accepts other employment or March 31, 1998, the end of the consulting agreement, whichever is the first to occur. Additionally, Mr. Reach will be permitted to exercise stock options previously granted to him through March 31, 1998 or he ceases to be a consultant whichever is the first to occur. The agreement includes an 18 month non-compete covenant commencing on termination of employment.

     The Company has an employment and consulting agreement with Richard Goldenberg, Vice President-Secretary of the Company. Under the terms of the agreement, Mr. Goldenberg will be employed through March 31, 1997 at his current rate of compensation plus current benefits, unless he elects earlier separation from the Company. Following his termination as an employee, Mr.

Goldenberg will serve as a consultant to the Company and be compensated at the rate of $114,000 per year plus continuation of certain benefits which he currently receives. The agreement further provides that Mr. Goldenberg must remain as an employee though September 30,1996 and aid in the relocation of the Company headquarters to be eligible to serve as a consultant and receive the benefits outlined in the agreement.

     Celadon/Jacky Maeder Company had an employment agreement with Norman G. Grief, such company's President and Chief Executive Officer, pursuant to which Mr. Greif agreed to serve as a full-time employee through June 30, 1999. Pursuant to such agreement, Mr. Greif's annual base salary for fiscal 1995 was $320,000. In addition to such annual base salary, for each of the 1994 through 1999 fiscal years, the Company shall pay Mr. Greif, pursuant to the agreement, an incentive bonus based upon the consolidated income before income taxes of the Freight Forwarding Division. Pursuant to the agreement, Mr. Grief is entitled to the use of a car and to participate in any insurance or benefit plans provided to Celadon/Jacky Maeder Company employees or executives generally. In addition, the agreement includes a non-compete covenant lasting through June 30, 1999. As consideration for such non-compete covenant, the Company has agreed to pay Mr. Greif in the event of termination: (i) by Celadon/Jacky Maeder Company as a result of a disability, $320,000 plus $100,000 per year through June 30,1999 if Mr. Greif is willing and able to renew his position but is not rehired; (ii) by Celadon/Jacky Maeder Company at any time after June 30, 1996 upon proper notice, the remainder of the salary due under the agreement plus $100,000 for each year (or portion of a year) remaining on the agreement up to a maximum of $300,000;
(iii) by Mr. Greif at any time after June 30, 1996 upon proper notice, the remainder of the salary due under the agreement; (iv) by Mr. Grief if Celadon/Jacky Maeder Company changes Mr. Greif's title, relocates Mr. Grief without his consent, fails to comply with payment obligations, terminates Mr. Grief other than pursuant to the employment agreement or if the Company fails to comply with its obligations to Mr. Greif under his stock option agreement with the Company, the remainder of the salary due under the agreement plus $100,000 for each year remaining on the agreement up to a maximum of $300,000.

     Effective May 1, 1996 with the acquisition by the Company of the net assets of the freight forwarding business conducted at the John F. Kennedy Airport in New York City and the Company's warehouse facility in Kearny, New Jersey, the Company assumed all of the obligations of Celadon/Jacky Maeder Company pursuant to the employment agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee, of the Board of Directors determines matters relating to compensation and benefits of employees and officers of the Company. The Compensation Committee consists of Paul A. Biddelman, Michael Miller and Kilin To, all of whom are outside Directors.

     The Company and Citicorp Venture Capital, Ltd. ("CVC"), of which Mr. To was an officer, are parties to a registration rights agreement relating to the Common Stock owned by CVC. The Company, Mr. Russell, and Mr. Bennett and Hanseatic, a Corporation of which Paul Biddelman, a director of the Company, is an officer were all parties to a stockholders' agreement relating to the election of Messrs. Russell and Bennett and a Hanseatic designee to the Board of Directors. This agreement was terminated as to Mr. Bennett upon Mr. Bennett's resignation on July 3, 1996.

     For a further description of the foregoing transactions, see "Certain Relationships and Related Transactions."

ITEM 12.   SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

     The following table sets forth, as of September 17, 1996, certain information furnished to the Company regarding the beneficial ownership of Common Stock (i) by each person who is known by the Company to own beneficially more than five percent of the outstanding shares of the Common Stock, (ii) by each director of the Company, (iii) by each of the executive officers named in the Summary Compensation Table, and (iv) by all directors and executive officers of the Company as a group.


                                                    BENEFICIAL OWNERSHIP OF COMMON
                                                  STOCK AS OF SEPTEMBER 17, 1996 (1)
                                                  -----------------------------------
      NAME AND                                        SHARES                  %
      POSITION
- ---------------------                             ------------------     ------------
Stephen Russell.............................           998,315 (2)(3)        13.1%
  Chairman of the Board, President and Chief
  Executive Officer of the Company

Richard Goldenberg..........................             6,667 (3)               *
  Vice President - Secretary of the Company

Brian L. Reach..............................            50,001 (3)               *
  Vice President Special Projects

Don S. Snyder...............................            17,667 (3)               *
  Executive Vice President/Chief Financial
  Officer and Treasurer

Norman G. Greif.............................            70,000 (3)               *
  President and Chief Executive
  Officer of Randy International, Ltd.

Paul A. Biddelman...........................         1,011,224 (3)(4)        13.2%
  Director of the Company

Michael Miller..............................            16,168 (3)               *
  Director of the Company

Kilin To....................................            40,253 (3)               *
  Director of the Company

Citicorp Venture Capital Ltd................           438,358 (5)            5.7%

Hanseatic Corporation.......................           995,056 (4)(6)        13.0%

Wolfgang Traber.............................           995,056 (4)           13.0%

Columbia Funds Management Company...........           580,000 (7)(8)         7.6%

All executive officers and directors as a group
  (eight persons)...........................         1,215,239 (9)(10)       15.9%

- -------------
* Represents beneficial ownership of not more than one percent of the outstanding Common Stock.

(1)   Based upon 7,632,580  shares of Common Stock  outstanding at September 17,
      1996.
(2) Stephen Russell is Chairman of the Board, President and Chief Executive Officer of the Company. His address is One Celadon Drive, 9503 E. 33rd Street, Indianapolis, IN 46236- 4207.
(3) Includes shares of Common Stock which the directors and executive officers had the right to acquire through the exercise of options within 60 days of September 16, 1996, as follows: Stephen Russell - 40,001 shares; Don S. Snyder - 11,667 shares; Norman G. Greif - 60,000 shares; Richard
      Goldenberg - 6,667 shares; Brian L. Reach - 50,001 shares; Paul A. Biddelman - 16,168 shares; Michael Miller - 16,168 shares; and Kilin To - 16,168 shares.
(4) Of such shares, 946,021 shares of Common Stock are held by Hanseatic Americas LDC, a Bahamian limited duration company in which the sole managing member is Hansabel Partners LLC, a Delaware limited liability company in which Hanseatic Corporation ("Hanseatic") is the sole managing member. The remaining shares are held by Hanseatic for discretionary customer accounts, and include 12,121 shares of Common Stock issuable upon exercise of an outstanding warrant. Mr. Biddelman is the treasurer of Hanseatic and holds shared voting and investment power with respect to the shares held by Hanseatic. In addition, Mr. Wolfgang Traber is the holder of a majority of the shares of capital stock of Hanseatic. The address of Hanseatic, Mr. Traber and Mr. Biddelman is 450 Park Avenue, New York, New York 10022.
(5) The address of Citicorp Venture Capital, Ltd. is 399 Park Avenue, New York, New York.
(6) See "Certain Relationships and Related Transactions -- Transactions with Directors and Stockholders" for a description of the stockholders' agreement among the Company, Hanseatic, and Stephen Russell.
(7)   The address of Columbia Funds Management  Company is 1300 SW Sixth Avenue,
      P. O. Box 1350, Portland, Oregon 97207.
(8) This information is based upon Schedules 13f filed with the Securities and Exchange Commission for the June 30, 1996 reporting period.
(9)   See footnotes (3) through (6) above.
(10) Excludes options to acquire 40,001 shares of Common Stock by Leonard R. Bennett, who resigned from his positions as Director, President and Chief Operating Officer for the Company effective July 3, 1996.

     Except as noted in the footnotes, the Company has been advised that the beneficial holders listed in the table above have sole voting and investment power regarding the shares shown as being beneficially owned by them. Except as noted in the footnotes, none of such shares is known by the Company to be shares with respect to which the beneficial owner has the right to acquire beneficial ownership.

ITEM 13. CERTAIN  RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH DIRECTORS AND STOCKHOLDERS

     Stephen Russell, Chairman and Chief Executive Officer of the Company, and Leonard R. Bennett, President and Chief Operating Officer of the Company, were parties to a voting agreement pursuant to which they agreed to vote their shares of Common Stock for the other's designee or, upon the death of Mr. Russell or Mr. Bennett, for the designee of the holder of a majority of the decedent's shares of Common Stock on the date of death, as director of the Company. Messrs. Russell and Bennett were the designees pursuant to such agreement. The agreement was terminated upon Mr. Bennett's resignation from the Company on July 3, 1996. Additionally, during fiscal year 1996, Mr. Bennett's wife, Barbara Bennett, and his son, Peter Bennett, were executive vice president of the logistics division, and executive vice president-administration of the Company, respectively. In that connection, Mr. Bennett's wife was paid $104,111 in fiscal 1996, and his son was paid $134,895 fiscal 1996. Both Mr. Bennett's wife and son resigned as officers and employees effective July 3, 1996.

     On July 3, 1996, Leonard R. Bennett, President Chief Operating Officer and a Director of the Company resigned as an Officer and Director of the Company and all of its subsidiaries. At that time, he also released the Company from its obligations under his employment contract. The Company entered into a three year noncompete and consulting agreement with Mr. Bennett which provided for annual payments of $268,396 and continuation of certain disability and life insurance benefits. The agreement can be cancelled by either party for cause. Mr. Bennett acquired the Company's 80.5% interest in Celsur Inc. for a total of 100,000 shares of Celadon Group, Inc. common stock and $2,440,645 in the form of a personal note, bearing interest at the prime commercial lending rate of the Chase Manhattan Bank, N.A. New York, New York. and payable October 3, 1996.

     On July 3, 1996, Peter Bennett, Executive Vice President Administration of Celadon Trucking Services, Inc., (CTSI), the Company's principal operating subsidiary, resigned as an officer and employee of CTSI. The Company entered into a one year noncompete and consulting contract with Mr. Bennett providing for an annual payment of $60,000.

     The Company and CVC, a principal stockholder of the Company, and of which Kilin To, a director of the Company, was an officer, entered into a registration rights agreement, dated as of April 7, 1988, in connection with CVC's purchase of 1,000,000 shares of Series F Convertible Preferred Stock and warrants (all of which have been converted or exercised, as the case may be, at a weighted average price of $3.08 per share into shares of Common Stock). Under the terms of such agreement, CVC and its permitted transferees have the right to require the Company to file, subject to certain terms and conditions, a registration statement for any or all of the 476,894 shares of Common Stock covered by such agreement which are then held by the requesting holders. In addition, CVC and its permitted transferees have the right to require the Company to include, subject to certain exceptions, any or all of the shares of Common Stock covered by such agreement in any registration statement filed by the Company.

     The Company and Hanseatic, a corporation of which Paul Biddelman, a director of the Company, is an officer, entered into a registration rights agreement, dated as of October 8, 1992, in connection with Hanseatic's purchase of a 9.25% Senior Subordinated Convertible Note (the "Hanseatic Note") for an aggregate purchase price of $8,000,000. The Hanseatic Note was converted in February 1994 into 739,371 shares of Common Stock (equivalent to a conversion price of $10.82 per share). In connection with the purchase of the Hanseatic Note, the Company paid Hanseatic a $160,000 facility fee and issued to Hanseatic a warrant to purchase, at any time prior to September 30, 1998, 12,121 shares of Common Stock at an exercise price of $10.82 per share. Commencing in July 1996 until October 1998, Hanseatic and its permitted transferees shall have the right to require the Company to file, subject to certain terms and conditions, a registration statement in respect of any or all of the shares of Common Stock (subject to a minimum of 363,636 shares) covered by such agreement which are then held by the requesting holders. In addition, Hanseatic and its permitted transferees have the right to require the Company to include, subject to certain exceptions, any or all shares of Common Stock covered by such agreement in any registration statement filed by the Company. Such "piggyback" rights, terminate on the September 30, 2001.

     The Company, Hanseatic, Stephen Russell, and Leonard Bennett were parties to a stockholders' agreement, dated as of October 8, 1992, which was amended on July 3, 1996 to release Mr. Bennett. The agreement provides that each party other than Hanseatic must give Hanseatic notice of a proposed sale of any shares of Common Stock held by it. Hanseatic then has the right to include certain of its own shares of Common Stock for sale to the prospective purchaser (the "Sale Option") or, alternatively, Hanseatic has the right to purchase all, but not less than all, of the shares proposed to be sold, at the same price being offered by the prospective purchaser (the "Purchase Option"). Hanseatic waived all of its rights with respect to the Sale Option and the Purchase Option in connection with the Company's underwritten public offering on January 31, 1995. The agreement also provided that as long as Hanseatic owns, or has the right to obtain at least 492,282 shares of Common Stock, the Company must use its best efforts to insure that one member of the Board of Directors is a designee of Hanseatic. Such voting provisions of this agreement terminated upon the consummation of the Company's underwritten public offering on January 31, 1995. Prior to January 31, 1995 Mr. Biddelman had been designated by
Hanseatic pursuant to such arrangements. Since July 1996, the agreement has provided that each party shall vote its shares of Common Stock for the election as director of one designee of the other party.

     Celadon/Jacky Maeder Company leases a 16,000 square foot facility from a corporation owned by Norman G. Greif, President and Chief Executive Officer of the Celadon/Jacky Maeder Company and another employee of the Celadon/Jacky Maeder Company. The current monthly rent is approximately $12,000. The lease expires on September 30, 1996 and is subject to renewal by Celadon/Jacky Maeder Company for an additional two-year period. The lessor corporation may terminate the lease with at least 270 days prior written notice if Mr. Greif's employment agreement is terminated by the freight forwarding division without cause, or by Mr. Greif with cause. The lessor received $148,000 in rent from Celadon/Jacky Maeder Company in fiscal 1996, $146,000 in fiscal 1995, and $147,000 in fiscal 1994.

     Additionally, CJM's Israeli freight forwarding agent, which has a profit sharing arrangement with the Company, is 30% owned by Mr. Norman Greif. The gross profits (freight forwarding revenue less direct transportation of freight forwarding) in each of 1996, 1995, 1994 and 1993 earned by the Israeli agent were approximately $302,000, $747,000, $893,000 and $592,000, respectively.
In connection with this agency agreement, the Company agreed in fiscal 1994 to advance up to $500,000 to its Israeli agent for advancing on behalf of Israeli customers value added taxes and other prepaid charges incurred by such agent in its business. As of June 30, 1996, there were no advances outstanding. In fiscal 1995, Randy UK signed an agency agreement with such Israeli agent which expires in May 2000. Pursuant to the agreement, such Israeli agent will act as Randy UK's agent and will provide a sales and service representative on behalf of Randy UK, among other responsibilities. In consideration of this agreement Randy UK paid to the Israeli agent $47,250. In connection with the wind-down of the freight forwarding business segment, CJM and the Company resolved certain disputed items with CJM's Israeli freight forwarding agent. As a result, the Company recorded a $727,000 bad debt write-off expense as a component of the loss on discontinued operations.

     In connection with the discontinuance of the Company's freight forwarding line of business the Company has engaged Michael Miller, a director of the Company, to negotiate termination or restructuring of leases relating to operating facilities. For his services in this capacity, Mr. Miller received $60,000 in fiscal year 1996.

     In July 1996, the Company guaranteed eight individual one year bank loans to eight executives aggregating $270,000. The loans range in amount from $9,000 to $54,000, are full recourse to the individual executive and are secured by a total of 30,000 shares of Celadon Group, Inc. common stock owned by the executives individually.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


                                                                         PAGE NUMBER OF
                                                                          ANNUAL REPORT
                                                                          ON FORM 10-K
                                                                          ------------

(A)    LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

       (1)     FINANCIAL STATEMENTS

Reports of Independent Auditors                                                27

Consolidated Balance Sheets as of  June 30, 1996  and 1995                     28

Consolidated Statements of  Operations for the years ended
    June 30,  1996, 1995 and 1994                                              29

Consolidated Statements of Cash Flows for the years ended                      30
    June 30,  1996, 1995 and 1994

Consolidated Statements of Stockholders' Equity for the years
    ended June 30,  1996, 1995 and 1994                                        31

Notes to Consolidated Financial Statements                                     32

       (2)     FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements Schedules as of and for the years ended June 30, 1996, 1995 and 1994:

    Schedule II   Valuation and Qualifying Accounts

All other Financial Statements Schedules have been omitted because they are not required or are not applicable.

  (3)  Exhibits (Numbered in accordance with Item 601 of Regulation S-K).

   3.1    --Certificate  of  Incorporation  of  the  Company.   Incorporated  by
            reference  to Exhibit  3.1 of Form S-1 filed  January  20, 1994 (No.
            33-72128).
   3.2    --Certificate  of  Amendment of  Certificate  of  Incorporation  dated
            February 2, 1995 decreasing aggregate number of authorized shares to
            12,179,985, of which 179,985 shares of the par value $1.00 per share shall be designated  "Preferred  Stock" and 12,000,000 shares of the par value of $.033 per share  shall be  designated  "Common  Stock", filed herewith.
   3.3    --By-laws of the Company.  Incorporated by reference to Exhibit 3.2 of
            Form S-1 filed January 20, 1994 (No. 33-72128).
  10.1    --Amended  and  Restated  Employment  Agreement,  dated May 13,  1994, between Norman Greif and Randy  International,  Ltd., Celadon Group,
            Inc. and certain of their  affiliates,  Incorporated by reference to
            Exhibit 10.1 of form 10-K filed October 13, 1994.
  10.2    --Employment Agreement,  dated September 24, 1993, between Brian Reach and the Company.  Incorporated  by reference to Exhibit 10.2 of Form
            S-1 filed January 20, 1994 (No. 33-72128).
  10.3    --1994 Stock Option Plan of the Company.  Incorporated by reference to
            Exhibit 10.3 of Form S-1 filed January 20, 1994 (No. 33-72128).
  10.4    --401(k) Profit Sharing Plan of the Company. Incorporated by reference to Exhibit 10.4 of Form S-1 filed January 20, 1994 (No. 33-72128).
  10.5    --Employee Stock Ownership Plan and Trust Agreement, effective July 1,
            1990.  Incorporated  by  reference to Exhibit 10.5 of Form S-1 filed
            January 20, 1994 (No. 33-72128).
  10.6    --ESOP Loan  Agreement,  dated July 2, 1990,  among the  International
            Bank of Commerce,  the Company's Employee Stock Ownership Trust, the
            Company,  and  Celadon  Trucking  Services,   Inc.  Incorporated  by
            reference  to Exhibit  10.6 of Form S-1 filed  January 20, 1994 (No.
            33-72128).
  10.7    --Stock  Purchase   Agreement,   dated  June  30,  1990,  among  Randy
            Acquisition  Corp.,  Norman Greif,  Wilfred Lembck,  John Rocca, and
            Ronald Steele, as amended. Incorporated by reference to Exhibit 10.7 of Form S-1 filed January 20, 1994 (No. 33-72128).
**10.8    --Motor  Carrier  Transportation  Agreement,  dated  February 1, 1987, between Chrysler Motors  Corporation and the Trucking  Division,  as
            amended. Amendment incorporated by reference to Exhibit 10.8 of Form
            10-K filed October 13, 1994.
**10.9    --Motor Carrier Transportation  Agreement,  effective as of October 1,
            1993,  between  Chrysler  Motors  Corporation  and Celadon  Trucking
            Services,  Inc., as amended.  Amendment incorporated by reference to
            Exhibit 10.9 of Form 10-K filed October 14, 1994.
  10.10   --Registration  Rights  Agreement,  dated  February 14, 1991,  between
            Unibank A/S and the  Company.  Incorporated  by reference to Exhibit
            10.21 of Form S-1 filed January 20, 1994 (No. 33-72128).
  10.11   --Common Stock Purchase  Warrant  Agreement,  dated February 14, 1991, between  Unibank A/S and the Company.  Incorporated  by reference to
            Exhibit 10.22 of Form S-1 filed January 20, 1994 (No. 33-72128).


  10.12   --International  Bancshares  Corporation Warrant to Purchase Shares of
            Common Stock, as amended. Incorporated by reference to Exhibit 10.23 of Form S-1 filed January 20, 1994 (No. 33-72128).
  10.13   --Registration   Rights  Agreement,   dated  April  7,  1988,  between
            Citicorp  Venture  Capital,  Ltd. and the Company.  Incorporated  by
            reference to Exhibit  10.24 of Form S-1 filed  January 20, 1994 (No.
            33-72128).
  10.14   --Stockholders'  Agreement,   dated  April  7,  1988,  among  Citicorp
            Venture Capital,  Ltd., the Company,  and the Stockholders set forth on Schedule I thereto. Incorporated by reference to Exhibit 10.25 of
            Form S-1 filed  January  20,  1994 (No.  33-72128).
  10.15   --Voting  Agreement,  dated as of October 8, 1992,  among the Company,
            Stephen Russell,  and Leonard R. Bennett.  Incorporated by reference to Exhibit 10.27 of Form S-1 filed January 20, 1994 (No. 33-72128).
  10.16   --Registration  Rights Agreement,  dated October 8, 1992,  between the
            Company and  Hanseatic  Corporation.  Incorporated  by  reference to
            Exhibit 10.30 of Form S-1 filed January 20, 1994 (No. 33-72128).
  10.17   --Stockholders'  Agreement,  dated October 8, 1992, among the Company,
            Stephen  Russell,   Leonard  Bennett,  and  Hanseatic   Corporation.
            Incorporated by reference to Exhibit 10.31 of Form S-1 filed January
            20, 1994 (No. 33-72128).
  10.18   --Warrant  Certificate,  dated  October 8, 1992,  to subscribe for and purchase 12,121 shares of Common Stock of the Company  registered in the name of Deltec Asset  Management  Corporation,  as Custodian for
            Hanseatic Corporation. Incorporated by reference to Exhibit 10.33 of
            Form S-1 filed January 20, 1994 (No. 33-72128).
  10.19   --Lease,  dated as of  September  13,  1990,  between  Prime GL Realty
            Associates,   Inc.  and  Randy  International,   Ltd.,  as  amended.
            Incorporated by reference to Exhibit 10.34 of Form S-1 filed January
            20, 1994 (No. 33-72128). 10.20 -- Joint Venture Operating Agreement,
            effective  as of  September  1, 1993,  between the Company and Grupo
            Hercel,  S.A. de C.V.  Incorporated by reference to Exhibit 10.35 of
            Form S-1 filed January 20, 1994 (No. 33-72128).
  10.21   --Loan and  Security  Agreement,  dated as of June 30,  1992,  between
            Sanwa General Equipment  Leasing,  Incorporated and Celadon Trucking
            Services,  Inc.  Incorporated  by reference to Exhibit 10.36 of Form
            S-1 filed January 20, 1994 (No. 33-72128).
  10.22   --Guaranty,  dated  June 30,  1992,  of the  Company in favor of Sanwa
            General Equipment Leasing,  Incorporated.  Incorporated by reference to Exhibit 10.37 of Form S-1 filed January 20, 1994 (No. 33-72128).
  10.23   --Lease  Agreement,  dated  November  29, 1989,  between  Porcelli GMC
            Trucks,  Inc. and Celadon Trucking  Services,  Inc.  Incorporated by
            reference to Exhibit  10.38 of Form S-1 filed  January 20, 1994 (No.
            33-72128).
  10.24   --Lease  Agreement,  dated February 24, 1993,  between  Central Jersey
            Freightliner and Celadon  Trucking  Services,  Inc.  Incorporated by
            reference to Exhibit  10.39 of Form S-1 filed  January 20, 1994 (No.
            33-72128).
  10.25   --Lease  Agreement,  dated  October 31,  1991,  between  Mercedes-Benz
            Credit Corp. and Celadon  Trucking  Services,  Inc.  Incorporated by
            reference to Exhibit  10.40 of Form S-1 filed  January 20, 1994 (No.
            33-72128).
  10.26   --Real Estate Lien Notes made by Celadon  Trucking  Services,  Inc. in favor of International  Bank of Commerce.  Incorporated by reference to Exhibit 10.41 of Form S-1 filed January 20, 1994  (No. 33-72128).

  10.27   --Promissory  Note,  dated June 28, 1990, made by the Company in favor of  American  National  Bank  and  Trust  Company.  Incorporated  by
            reference to Exhibit  10.42 of Form S-1 filed  January 20, 1994 (No.
            33-72128).
  10.28   --Employment  Agreement  between  the  Company  and  Stephen  Russell.
            Incorporated by reference to Exhibit 10.43 of Form S-1 filed January
            20, 1994 (No. 33-72128).
  10.29   --Employment  Agreement  between the  Company and Leonard R.  Bennett.
            Incorporated by reference to Exhibit 10.44 of Form S-1 filed January
            20, 1994 (No. 33-72128).
  10.30   --Partnership  Agreement dated August 24, between Randy International,
            Ltd. and Jacky  Maeder,  Ltd.  Incorporated  by reference to Exhibit
            10.30 of Form 10-K filed October 13, 1994.
  10.31   --Global  Alliance  and  Cooperation  Agreement  dated August 26, 1994 among Celadon Group,  Inc; Randy  International,  Ltd., Jacky Maeder
            AG,  Jacky   Maeder,   Ltd.  and   Celadon-Jacky   Maeder   Company.
            Incorporated  by  reference  to  Exhibit  10.31 of Form  10-K  filed
            October 13, 1994.
  10.32   --Non-Qualified  Stock Option  Agreement  dated May 13, 1994,  between
            Celadon Group,  Inc. and Norman Greif.  Incorporated by reference to
            Exhibit 10.32 of Form 10-K filed October 13, 1994.
  10.33   --$35,000,000  Credit  Agreement  dated June 1, 1994  between  Celadon
            Group, Inc., Celadon Trucking Services, Inc. and Randy International
            Ltd.  and NBD Bank  N.A.  and The  First  National  Bank of  Boston.
            Incorporated  by  reference  to  Exhibit  10.33 of Form  10-K  filed
            October 13, 1994.
  10.34   --First amendment,  dated October 31, 1994, to the $35,000,000  Credit
            Agreement  dated June 1, 1994 between Celadon Group,  Inc.,  Celadon
            Trucking Services,  Inc. and Randy International,  Ltd. and NBD bank
            N.A.  and  the  First  National  Bank  of  Boston.  Incorporated  by
            reference to Exhibit 10.34 of Form 10-K filed November 30, 1995.
  10.35   --Second amendment,  dated October 31, 1995, to the $35,000,000 Credit
            Agreement  dated June 1, 1994 between Celadon Group,  Inc.,  Celadon
            Trucking Services,  Inc. and Randy International,  Ltd. and NBD bank
            N.A.  and  the  First  National  Bank  of  Boston.  Incorporated  by
            reference to Exhibit 10.35 of Form 10-K filed November 30, 1995.
  10.36   --$6,500,000   Credit   Agreement   dated  October  31,  1994  between
            Celadon/Jacky  Maeder  Company  and NBD  Bank,  N.A.  and the  First
            National Bank of Boston.  Incorporated by reference to Exhibit 10.36 of Form 10-K filed November 30, 1995.
  10.37   --First  amendment,  dated October 31, 1995, to the $6,500,000  Credit
            Agreement  dated  October  31,  1994  between  Celadon/Jacky  Maeder
            Company and NBD Bank,  N.A.  Incorporated  by  reference  to Exhibit
            10.37 of Form 10-K filed November 30, 1995.
  10.38   --Share Purchase  Agreement,  dated June 30, 1995,  between Charles E.
            Holland,  Michael  Kuykendall and Roger  Sanderson.  Incorporated by
            reference to Exhibit 10.38 of Form 10-K filed November 30, 1995.
  10.39   --International   Bancshares   Corporation  Warrant  extension  letter
            October 25, 1995. Incorporated by reference to Exhibit 10.39 of Form
            10-K filed November 30, 1995.
  10.40   --Employment  Agreements dated April 1, 1996 and June 28, 1996 between
            Don S. Snyder and the Company. Filed herewith.

  22      --Subsidiaries.

  24.1    --Consent of Ernst & Young LLP.
  27      --Financial Data Schedule

- ------------------

** Confidential treatment for portions of this Exhibit has been granted pursuant to Rule 406 of the Securities Act of 1933, as amended.

  (4) REPORTS ON FORM  8-K.

     On April 3, 1996, the Company filed a Form 8-K reporting the relocation of the Company headquarters to Indianapolis, IN.

     On July 18, 1996, the Company filed a Form 8-K reporting the sale and purchase of stock of Leonard R. Bennett.

  (5) EXHIBITS.

     The exhibits required to be filed with this Annual Report on Form-10-K pursuant to Item 601 of Regulation S-K are listed under "Exhibits" in Part IV,
Item 14(a)(3) of this Annual Report on Form 10-K, and are incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized this September 26, 1996.

                                            Celadon Group, Inc.

                                            By:      /s/ Stephen Russell
                                                ________________________________
                                                         STEPHEN RUSSELL,
                                                CHAIRMAN OF THE BOARD, PRESIDENT
                                                    AND CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.


           SIGNATURE                        TITLE                           DATE
           ---------                        -----                           ----
    /s/ Stephen Russell          Chairman of the Board, President          September 26, 1996
__________________________          and Chief Executive Officer
   (STEPHEN RUSSELL)

    /s/ Don S. Snyder            Executive Vice President/Chief Financial  September 26, 1996
__________________________          Officer of the Company (Principal
    (DON S. SNYDER)                 Financial Officer and Principal
                                    Accounting Officer)

  /s/ Paul A. Biddelman          Director                                  September 26, 1996
__________________________
    (PAUL A. BIDDELMAN)

    /s/ Michael Miller           Director                                  September 26, 1996
__________________________
      (MICHAEL MILLER)

        /s/ Kilin To             Director                                  September 26, 1996
__________________________
        (KILIN TO)

                                                                     SCHEDULE II

                               CELADON GROUP, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                    Years ended June 30, 1996, 1995, and 1994

                             Balance at     Charged to                                 Balance at
                             Beginning      Costs and     Other                        End of
Description                  of Period      Expenses      Additions     Deductions     Period
- -----------                  ---------      ----------    ---------     ----------     ------
YEAR ENDED JUNE 30, 1994:

    Allowance for doubtful
      accounts                  $863,599      $487,415           ---     $538,921 (a)   $812,093
                                ========      ========    ==========     ========       ========

    Reserves for claims
      payable as self insurer $1,500,000    $3,079,186           ---   $3,354,186 (b) $1,225,000
                              ==========    ==========    ==========   ==========     ==========

YEAR ENDED JUNE 30, 1995:

    Allowance for doubtful
      accounts                  $812,093    $1,069,487      $360,000(c)  $911,596 (a) $1,329,984
                                ========    ==========      ========     ========     ==========
    Reserves for claims
     payable as self insurer  $1,225,000    $3,237,226           ---   $3,142,226 (b) $1,320,000
                              ==========    ==========     =========   ==========     ==========

YEAR ENDED JUNE 30, 1996:

    Allowance for doubtful
      accounts                $1,329,984    $5,124,676           ---   $1,023,145 (a) $5,431,515
                              ==========    ==========    ==========   ==========     ==========
    Reserves for claims
     payable as self insurer  $1,320,000    $4,387,603           ---   $3,737,603 (b) $1,970,000
                              ==========    ==========    ==========   ==========     ==========

- -------------------
(a)   Represents accounts receivable write-offs.
(b)   Represents claims paid.
(c) Represents allowances for uncollectible accounts on books of acquired companies at dates of acquisitions.