Form 10-Q
period 1996-09-30
CELADON GROUP INC
filed 1996-11-14
CIK 865941

--------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED SEPTEMBER 30, 1996

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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The number of shares outstanding of the Common Stock ($.033 par value) of the Registrant as of the close of business on November 6, 1996 was 7,632,580.

                               CELADON GROUP, INC.

                                    INDEX TO

                          SEPTEMBER 30, 1996 FORM 10-Q

PART I.       FINANCIAL INFORMATION

       Item 1.    Financial Statements (Unaudited)

           Condensed consolidated balance sheets at September 30, 1996 and June 30, 1996..............................................................3

           Condensed consolidated statements of operations -  For the three months ended September 30, 1996 and 1995..............................................4

           Condensed consolidated statements of cash flows - For the three months ended
           September 30, 1996 and 1995....................................................5

           Notes to condensed consolidated financial statements ..........................6

       Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..............................................13

PART II.      OTHER INFORMATION

       Item 5.    Other..................................................................16

       Item 6.    Exhibits and Reports on Form 8-K.......................................16


                         PART I - FINANCIAL INFORMATION

                               CELADON GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                  SEPTEMBER 30,           JUNE 30,
                                                                                                        1996                1996
                                                                                                       -----                ----
                                   A S S E T S
Current assets:
     Cash and cash equivalents...................................................................    $    4,573          $    5,246
     Trade receivables, net of allowance.........................................................        31,385              33,642
     Accounts receivable - other.................................................................         5.946               4,338
     Prepaid expenses and other current assets...................................................         2,645               3,247
     Tires in service ...........................................................................         3,169               2,814
     Income tax recoverable......................................................................         5,950               3,926
     Assets held for resale......................................................................            97               2,548
     Deferred income tax assets .................................................................         1,085               3,404
                                                                                                      ---------           ---------
                            Total current assets ................................................        54,850              59,165
                                                                                                       --------            --------
Property and equipment, at cost .................................................................       102,609              95,003
     Less accumulated depreciation and amortization..............................................        23,654              22,715
                                                                                                       --------            --------
               Net property and equipment........................................................        78,955              72,288
                                                                                                       --------            --------
Deposits.........................................................................................           525                 809
Tires in service ................................................................................         2,675               2,234
Intangible assets................................................................................           844                 875
Goodwill, net of accumulated amortization........................................................         4,777               4,980
Other assets.....................................................................................         2,014               1,570
                                                                                                      ---------           ---------
     Total assets................................................................................      $144,640            $141,921
                                                                                                      =========            ========

     L I A B I L I T I E S  A N D   S T O C K H O L D E R S '    E Q U I T Y

  Current liabilities:
     Accounts payable............................................................................         7,386               8,707
     Accrued expenses ...........................................................................        19,369              20,122
     Bank borrowings and current maturities of long-term debt....................................         4,406               4,029
     Notes payable...............................................................................          ----               1,200
     Current maturities of capital lease obligations.............................................         8,749               7,356
     Income taxes payable .......................................................................           219                 527
     Current maturities of ESOP loan.............................................................           160                 185
                                                                                                       --------            --------
           Total current liabilities.............................................................        40,289              42,126
                                                                                                       --------            --------
Long-term debt, net of current maturities .......................................................        18,700              26,552
Capital lease obligations, net of current maturities.............................................        35,313              23,473
Deferred income tax liabilities .................................................................         8,295               7,796
                                                                                                       --------            --------
     Total liabilities...........................................................................       102,597              99,947
                                                                                                       --------            --------
Minority interest................................................................................            12                  12
Commitments and contingencies
Stockholders' equity:
     Common stock, $.033 par value,  authorized  12,000,000  shares;  issued and outstanding 7,750,580 shares at September 30, 1996 and
       June 30, 1996 ............................................................................           256                 256
     Additional paid-in capital..................................................................        56,281              56,281
     Retained earnings ..........................................................................       (13,145)            (14,035)
     Equity adjustment for foreign currency translation..........................................          (341)               (355)
                                                                                                       --------            --------
                                                                                                         43,051              42,147
     Treasury stock, at cost, 118,000 shares and zero shares at September 30, 1996
       and June 30, 1996, respectively                                                                     (860)                ---
Less:
Debt guarantee for ESOP..........................................................................          (160)               (185)
                                                                                                       --------            --------
     Total stockholders' equity..................................................................        42,031              41,962
                                                                                                       --------            --------
     Total liabilities and stockholders' equity..................................................      $144,640            $141,921
                                                                                                       ========            ========

     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                                                           THREE MONTHS ENDED
                                                                                                              SEPTEMBER 30,
                                                                                                    ------------------------------
                                                                                                       1996                   1995
                                                                                                       ----                   ----
Operating revenue...................................................................                  $46,192               $38,821
                                                                                                      -------               -------
Operating expenses:
     Salaries, wages and employee benefits..........................................                   17,134                14,373
     Fuel...........................................................................                    7,483                 5,841
     Operating costs and supplies...................................................                    2,888                 2,516
     Insurance and Claims...........................................................                    1,656                 1,117
     Depreciation and amortization..................................................                    2,288                 1,687
     Rent and purchased transportation .............................................                    8,752                 7,853
     Professional and consulting fees...............................................                      210                   477
     Communications and utilities...................................................                      745                   651
     Permits, licenses and taxes  ..................................................                    1,058                   991
     Employee stock ownership plan contribution.....................................                       34                    25
     (Gain) on sale of revenue equipment............................................                      ---                  (546)
     Selling expenses...............................................................                      822                   836
     General and administrative.....................................................                      656                   512
                                                                                                      -------               -------
         Total operating expenses...................................................                   43,726                36,333
                                                                                                      -------               -------
Operating income ...................................................................                    2,466                 2,488

Other (income) expense:

     Interest expense, net..........................................................                      981                   860
     Other (income) expense net.....................................................                      (9)                    13
                                                                                                       -------               -------
     Income from continuing operations before
        income taxes................................................................                    1,494                 1,615
     Provision for income taxes.....................................................                      604                 1,049
                                                                                                      -------               -------
        Income from continuing operations...........................................                      890                   566
Discontinued operations:
     Loss from operations of freight forwarding
        division (net of tax).......................................................                      ---                  (186)
     Income from operations of logistics
        division (net of tax).......................................................                      ---                   236
                                                                                                      -------               -------
     Income from discontinued operations (net of tax)...............................                      ---                    50
                                                                                                      -------               -------
        Net income..................................................................                     $890                  $616
                                                                                                      =======               =======
Earnings per Common Share:
     Continuing operations..........................................................                    $0.12                 $0.07
     Discontinued operations........................................................                      ---                  0.01
                                                                                                      -------               -------
        Net income per share........................................................                    $0.12                 $0.08
                                                                                                      =======               ========
Weighted average number of common shares and
     equivalents outstanding........................................................                    7,643                 8,037
                                                                                                      =======               ========



     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)



                                                                                                            THREE MONTHS ENDED
                                                                                                              SEPTEMBER  30,
                                                                                                        ---------------------------
                                                                                                             1996            1995
                                                                                                             ----            ----
Continuing Operations:
Cash flows from operating activities:
    Net  income (loss) from continuing operations............................................              $   890          $   566
    Adjustments to reconcile net  income to net cash provided
         by operating activities:
         Depreciation and amortization.......................................................                2,288            1,687
         Provision for deferred income taxes.................................................                  496              544
         Provision for doubtful accounts.....................................................                  106               30
         Net (gain) loss on sale of property and equipment...................................                  ---             (546)
         Changes in assets and liabilities:
             (Increase) decrease in trade receivables........................................                 (265)          (1,924)
             (Increase) decrease in accounts receivable -- other.............................                 (178)           1,396
             Increase in income tax recoverable..............................................                  193             ----
             Increase in tires in service....................................................                 (795)            (327)
             (Increase) decrease in prepaid expenses and other current  assets...............                  378              (65)
             (Increase) decrease in other assets.............................................                  248           (2,683)
             Increase (decrease) in accounts payable and accrued expenses....................                 (107)           2,597
             Increase (decrease) in income taxes payable.....................................                 (198)             457
                                                                                                          --------        ---------
       Net cash provided by (used for) operating activities..................................                3,056            1,732
                                                                                                          --------        ---------
Cash flows from investing activities:
    Purchase of property and equipment.......................................................                 (176)          (2,182)
    Proceeds on sale of property and equipment...............................................                6,211            1,485
    (Increase) decrease in deposits..........................................................                  284             (245)
                                                                                                          --------        ---------
        Net cash provided by (used for) investing activities.................................                6,319             (942)

Cash flows from financing activities:
    Proceeds from issuance of common stock...................................................                 ---               135
    Purchase of common stock held in treasury................................................                 (135)             ---
    Proceeds from bank borrowings and debt...................................................                   65            1,318
    Payments of bank borrowings and debt ....................................................               (8,766)            (108)
    Principal payments under capital lease obligations.......................................               (1,680)          (1,899)
                                                                                                          --------        ---------
       Net cash provided by (used for) financing activities .................................              (10,516)            (554)
                                                                                                          ---------       ----------
       Net cash provided by (used for) continuing operations.................................               (1,141)             236
                                                                                                          ---------       ----------

Discontinued Operations:

    Income (loss) from operations, net of income taxes.......................................                  ---               50
    Change in net operating assets...........................................................                  468           (1,610)
                                                                                                          --------        ---------
    Operating activities.....................................................................                  468           (1,560)
    Investing activities.....................................................................                  ---             (658)
    Financing activities.....................................................................                  ---            1,047
                                                                                                          --------        ---------
       Net cash provided by (used for) discontinued operations...............................                  468           (1,171)
    Increase (decrease) in cash and cash equivalents.........................................                 (673)            (935)
    Cash and cash equivalents at beginning of year...........................................                5,246            1,809
                                                                                                          --------        ---------
    Cash and cash equivalents at end of year.................................................               $4,573          $   874
                                                                                                          ========        =========



     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the general instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements and notes thereto of Celadon Group, Inc. (the "Company") for the years ended June 30, 1996, 1995 and 1994.

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

         The condensed consolidated balance sheet at June 30, 1996 was derived from the audited consolidated balance sheet at that date.

(2)      SEGMENT AND GEOGRAPHICAL INFORMATION; SIGNIFICANT CUSTOMER

         The Company's continuing operations consist of two divisions: truckload and flatbed, and the Company generates revenue from its operations in the United States and Mexico. Revenue from Chrysler accounts for a significant amount of the Company's trucking revenue. During December, 1995, the Company's Board of Directors adopted a plan to discontinue its freight forwarding business which was previously reported as a separate business segment. In the fourth quarter of fiscal year 1996, the Company also discontinued the operations of the logistics operations which was previously reported as a separate business segment. The Company has presented the results of these segments as discontinued operations, as described in note 5.

                               CELADON GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1996
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

Information as to the Company's continuing operations by division is summarized below (in thousands):



                                                                                FOR THE THREE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                              --------------------------------
                                                                                1996                     1995
                                                                               -----                     ----
 Operating revenue:
    Truckload..................................................               $41,206                   $34,144
     Flatbed ..................................................                 4,986                     4,677
                                                                              -------                   -------
          Total................................................               $46,192                   $38,821
                                                                              =======                   =======
Operating income:
    Truckload..................................................                $2,771                    $3,280
    Flatbed ...................................................                   192                       137
                                                                              -------                   -------
          Total from operating divisions.......................                 2,963                     3,417
    Corporate expenses.........................................                   497                       929
    Interest expense...........................................                   981                       860
    Other expense (income).....................................                   (9)                        13
                                                                              -------                   -------
          Income from continuing operations
          before income taxes..................................               $ 1,494                    $1,615
                                                                              =======                   =======
Total assets:
    Truckload..................................................              $113,045                  $ 95,912
    Flatbed ...................................................                 6,947                     6,782
                                                                             --------                  --------
          Total from operating divisions.......................               119,992                   102,694
    Corporate..................................................                 7,217                     2,593
    Discontinued operations....................................                17,431                    54,898
                                                                             --------                  --------
          Total................................................              $144,640                  $160,185
                                                                             ========                  ========

Capital expenditures (including capital leases):
    Truckload..................................................               $15,101                   $10,420
    Flatbed ...................................................                    13                       ---
    Corporate..................................................                     7                         4
                                                                              -------                   -------
          Total................................................               $15,121                   $10,424
                                                                              =======                   =======
Depreciation and amortization:
    Truckload..................................................                $2,210                    $1,632
    Flatbed ...................................................                    60                        60
    Corporate..................................................                    18                         5
                                                                               ------                    ------
          Total................................................                $2,288                    $1,697
                                                                               ======                    ======

                              CELADON GROUP, INC.
           NOTES TO CONDENSED CONSOLIDATED STATEMENTS -- (CONTINUED)
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

Information as to the Company's continuing operations by geographic area is summarized below (in thousands):


                                                                    FOR THE THREE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                   ---------------------------

                                                                    1996                 1995
                                                                    ----                 ----
Operating revenue:
       United States........................                      $45,117                $37,737
       Mexico (i)...........................                        1,075                  1,084
                                                                  -------                -------
              Total ........................                      $46,192                $38,821
                                                                  =======                =======
Income (loss) before income taxes:
       United States........................                       $1,507                 $1,397
       Mexico (i)...........................                          (13)                   218
                                                                  -------                --------
              Total   ......................                       $1,494                 $1,615
                                                                  =======                ========
 Total assets:
       United States........................                     $124,796               $103,637
       Mexico (i)...........................                        2,413                  1,649
                                                                 --------               --------
             Total..........................                     $127,209               $105,286
                                                                 ========               ========

----------
(i)    Relates to the Company's trucking operations in Mexico.

Significant Customer:

    Revenue from Chrysler accounted for approximately 52% and 46% of the Company's trucking revenue for the three months ended September 30, 1996 and 1995, respectively. The Company transports Chrysler after-market replacement parts and accessories within the United States and Chrysler original equipment automotive parts primarily between the United States and the Mexican border, which accounted for 29% and 71%, respectively, of the Company's revenue from Chrysler for the three months ended September 30, 1996 and 35% and 65%, respectively, for the three months ended September 30, 1995. Chrysler business is covered by two agreements, one of which covers the United States-Mexico business and the other of which covers domestic business. The international contract was extended for three years and now expires on December 31, 1999. The contract applicable to domestic movements is being renegotiated. No other customer accounted for more than 5% of the Company's trucking revenue during any of its three most recent fiscal years.

                               CELADON GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

(3) INCOME TAXES

          The Company's effective tax rate differs from the statutory federal tax rate of 35% due to state income taxes and certain expenses which are not deductible for income tax purposes. The effective tax rates for continuing operations for the three months ending September 30, 1996 and 1995 were 40.4% and 65.0%, respectively. The 1995 tax provision include additional tax expense related to the non-deductible portion of expense allowances paid to drivers which pay practice was discontinued by the Company in September, 1995.

(4) HEDGING ACTIVITIES, COMMITMENTS AND CONTINGENCIES

          The Company, from time-to-time, enters into arrangements to protect against fluctuations in the price of the fuel used by its trucks. As of September 30, 1996, the Company had contracts to purchase for future delivery approximately 35% of its fuel requirements through February, 1997. Contracts for fuel delivery in the period March through July 1997 were canceled in the September 1996 quarter and the Company realized a cancellation gain of $85 thousand. This gain was reflected as a reduction in fuel expense in the quarter. Additionally, the Company periodically acquires exchange-traded petroleum futures contracts and various commodity collar transactions. At September 30, 1996, the market value of outstanding transactions which extended through March of 1997 approximated carrying cost and covered approximately 40% of the Company's fuel requirements. Gains and losses on closed transactions, not designated as hedges, are recognized when realized and in the September 1996 quarter resulted in a gain of $83 thousand. This gain was reflected as a reduction of fuel expense. The current and future delivery prices of fuel are monitored closely and transaction positions adjusted accordingly. Total commitments are also monitored to ensure they will not exceed actual fuel requirements in any period.

          Standby letters of credit, not reflected in the accompanying condensed
consolidated  financial  statements,   aggregated  approximately  $2,125,000  at
September 30, 1996.

          The Company has outstanding commitments to purchase approximately $12 million of revenue equipment at September 30, 1996.

          The Company has been assessed approximately $750 thousand by the State of Texas for Interstate Motor Carrier Sales and Use Tax for the period from April 1988 through June 1992. The Company disagrees with the State of Texas over the method used by the state in computing such taxes and intends to vigorously pursue all of its available remedies. On October 30, 1996, the Company paid $1.1 million under protest which enables the Company to pursue resolution of this matter with the State of Texas Attorney General. The Company has accrued an amount that management estimates is due based upon methods they believe are appropriate. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its consolidated financial position.

          There are various claims, lawsuits and pending actions against the Company and its subsidiaries incident to the operation of its business. The Company believes many of these proceedings are covered in whole or in part by insurance and that none of these matters will have a material adverse effect on its financial position.

(5)       DISCONTINUED OPERATIONS

          During December, 1995 the Board of Directors of Celadon Group, Inc. authorized the disposal of the Company's freight forwarding business. In connection with the Company's plan of disposition effective February 1, 1996, the U.S. customer list together with certain assets and liabilities of the Company's U.S. freight forwarding business, operating under the name Celadon/Jacky Maeder Company, were sold to the Harper Group, Inc.'s primary operating subsidiary, Circle International, Inc. Pursuant to the terms of the transaction, the total purchase price for these assets and liabilities will be paid in cash and will equal the net revenue derived from such customer list during the twelve-month period following February 1, 1996. The Harper Group, Inc. made an initial down payment of $9.5 million at closing with the balance of the purchase price to be paid in quarterly installments as earned by the Harper Group, Inc. It is now estimated that there will be no additional payments by Harper Group, Inc., to the Company. The remaining assets and liabilities of this segment are in the process of liquidation.

          In the fourth quarter of fiscal 1996, the Company disposed of the two primary operating subsidiaries of the logistics segment. At that time, the Company determined that it would discontinue offering logistics services as a separate product line. In accordance with the terms of sale of the South American warehousing, logistics and distribution business, the Company received payment on October 3, 1996, of the $2.5 million promissory note issued by the purchaser.

                               CELADON GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1996
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

    At September 30, 1996 and June 30, 1996, assets and liabilities included in the Company's consolidated balance sheet related to the discontinued operations are as follows (in thousands):



Freight Forwarding:                                                September 30,           June 30,
                                                                        1996                 1996
                                                                        ----                 ----
    Assets:
          Cash....................................................     $   3,643         $  3,142
          Accounts receivable (net of allowance)..................         6,174            8,436
          Accounts receivable other...............................         2,235            2,558
          Assets held for resale..................................            97               69
          Deferred income tax receivable..........................         2,266            2,369
          Prepaid expenses and other current assets...............           115              224
                                                                       ---------         --------
               Total..............................................     $  14,530         $ 16,798
                                                                       =========         ========

   Liabilities and Equity:
          Accounts payable........................................     $   4,266         $  4,805
          Accrued expenses........................................         4,865            6,146
          Income taxes payable....................................           (11)             105
          Deferred income tax assets..............................           ---              (11)
          Equity adjustment for foreign currency translation......            22               25
                                                                       ---------         --------
               Total..............................................     $   9,142         $ 11,070
                                                                       =========         ========

Logistics:

   Assets:
          Cash.....................................................    $     ---         $     33
          Accounts receivable (net of allowances).................           150              303
          Accounts receivable other...............................         2,386              632
          Assets held for sale....................................           ---            2,479(1)
          Income tax - receivable.................................           329              329
          Deferred income tax receivable..........................            36               36
                                                                       ---------         ---------
              Total...............................................     $   2,901         $  3,812
                                                                       =========         =========

Liabilities and Equity:
          Accrued expenses........................................     $      68         $    214
          Income taxes payable....................................           272              276
          Deferred income taxes payable...........................           209              206
          Equity adjustment for foreign currency translation......           ---               (2)
                                                                       ---------         ---------
               Total..............................................     $     549         $    694
                                                                       =========         ========

---------------------
(1) Represents the net investment in Celsur Inc., the stock of which was sold on July 3, 1996.

          The disposals of the freight forwarding and logistics segments has been accounted for as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." As such, prior period financial statements have been restated to reflect the discontinuation of these lines of business.

(6) COMMON STOCK

          On October 18, 1996, the Company's Board of Directors ("the Board") authorized the sale of up to 250,000 shares of the Company's Common Stock to the Celadon Group, Inc. Employee Stock Purchase Plan. The Common Stock, par value $0.33 per share, may be treasury shares or newly issued shares, at a price equal to 85% of the fair market value of the shares as of the day of purchase.

          On September 24, 1996, the Board extended to November 1, 1997 the expiration date for the International Bancshares Corporation stock purchase warrant issued pursuant to the Employee Stock Ownership Plan loan agreement.

(7) SUPPLEMENTAL CASH FLOW INFORMATION

          During the three months ended September 30, 1996 and 1995, capital lease obligations in the amount of $14.2 million and $8.4 million, respectively were incurred in connection with the purchase of, or option to purchase revenue equipment (including tires in service).

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1995

        Revenue. Consolidated revenue from continuing operations of the Company increased by $7.4 million, or 19%, to $46.2 million for the three months ended September 30, 1996 (the "1996 period") from $38.8 million for the three months ended September 30, 1995 (the "1995 period"). Revenue from the truckload division increased by $7.1 million, or 21%, to $41.2 million in the 1996 period from $34.1 million in the 1995 period, primarily as a result of an increase in the demand for the Company's transportation services between the United States and Mexico. The Company's flatbed division acquired in June, 1995 represented $0.3 million of the increase in consolidated revenues. The number of tractors operated by the Company's U.S. truckload operation in over-the-road service rose to 1,203 at September 30, 1996 compared to 1,036 at September 30, 1995 in both cases excluding 49 tractors operated by the Company's Mexican affiliate in both periods.

        Operating income. The truckload division operating income decreased by $0.5 million, or 15%, to $2.7 million in the 1996 period from $3.3 million in the 1995 period. The operating ratio for the truckload division, which is the percentage of operating expenses to its revenue, increased to 93.3% in the 1996 period from 90.4% in the 1995 period. This increase was principally attributable to a one time gain of approximately $0.5 million on the sale of revenue equipment in the 1995 period and losses experienced in the Company's Mexican affiliate in the 1996 period. Average fuel cost per gallon increased to $1.14 in the 1996 period compared with $1.02 in the 1995. This cost increase is net of realized gains of $188 thousand achieved in the Company's fuel price management program or $0.029 per gallon consumed. Increases in the Company's equipment fleet and associated costs particularly related to trailers, exceeded growth in revenue also contributing to an increase in expense as a percentage of revenue. The Company's flatbed division operating ratio, which is typically higher than the Company's truckload division since its revenue is generated by owner-operators which are generally more expensive as a percentage of revenue than the use of Company owned equipment, decreased to 96.1% in the 1996 period from 97.1% in the 1995 period. This improvement was primarily due to a decrease in the flatbed division's operating expenses. Costs associated with the rental of flatbed owner-operated equipment is classified as rent expense in the consolidated statement of operations.

        Corporate expenses decreased by $0.5 million to $0.4 million in the 1996 period from $0.9 million in the 1995 period primarily due to senior management changes implemented at the end of the June 1996 quarter and decreased professional fees.

        Interest expense. Interest expense increased by $0.1 million, or 11%, to $1.0 million in the 1996 period from $0.9 million in the 1995 period, as a result of higher average outstanding borrowings, which was partially offset by lower average interest rates.

        Income taxes. The effective tax rates for the September 30, 1996 and 1995 periods were 40.4% and 65.0% respectively. The higher effective tax rate during the 1995 period is principally due to additional tax expense related to the non-deductible portion of expense allowances paid to drivers, which pay practice was discontinued in September, 1995.

LIQUIDITY AND CAPITAL  RESOURCES

        The Company's primary capital requirements in fiscal 1997 have been funding the acquisition of revenue equipment for the trucking division. These requirements have been met primarily by equipment leasing arrangements. At September 30, 1996, the Company had a credit facility of $35.0 million from its banks, of which $22.0 million was utilized as outstanding borrowings, and $2.1 million was utilized for standby letters of credit.

        The credit facilities bear interest at either a margin over LIBOR or the bank's prime rate, at the option of the Company. The weighted average interest rate charged on outstanding borrowings was 7.48% at September 30, 1996. The standby letter of credit portion of the Company's facility collaterizes the Company's obligations under insurance policies for liability coverage relating to its trucking operations.

        The trucking division has financed some of its capital requirements by obtaining lease financing and notes payable on revenue equipment. At September 30, 1996, the Company had an aggregate of $44.1 million in such financing at interest rates ranging from 6.0% to 11.5%, maturing at various dates through 2003. Of this amount, $8.8 million is due within one year.

        As of September 30, 1996, the Company had on order revenue equipment representing an aggregate capital commitment of $12 million. All of the new equipment has been or will be financed using a combination of operating and capital leases and the Company's credit facility.

        The Company's accounts receivable balance relating to continuing operations at September 30, 1996, increased $0.2 million to $25.1 million from $24.9 million at June 30, 1996. The truckload division accounted for $0.7 million of the increase. The 1% increase in accounts receivable for the truckload division reflects the 20% increase in revenues for fiscal 1996.

        Effective September 19, 1996, the Company completed a sale/leaseback transaction relating to its new headquarters facility in Indianapolis, Indiana. The proceeds from the transaction were used to reduce by approximately $6 million the borrowings outstanding under its bank credit facility.

        The Company purchases fuel contracts from time-to-time for a portion of its projected fuel needs. At September 30, 1996, the Company had contracts to purchase for future delivery approximately 35% of its fuel requirements. The Company's fuel price management program has not significantly impacted the Company's recent operating results and has not adversely impacted the Company's liquidity.

        On September 24, 1996, the Company's Board of Directors extended to November 1, 1997, the expiration date for the International Bancshares Corporation stock purchase warrant issued pursuant to the Employee Stock Ownership Plan loan agreement.

        Management believes that there are presently adequate sources of secured equipment financing together with its existing credit facilities and cash flow from operations to provide sufficient funds to meet the Company's anticipated working capital requirements and fund the acquisition of tractors and trailers presently on order. Additional growth in the tractor and trailer fleet beyond the Company's existing orders will require additional sources of financing.

SEASONALITY

        To date, the Company's revenues have not shown any significant seasonal pattern. However, because the Company's trucking subsidiary's primary traffic lane is between the Midwest United States and Mexico, a severe winter generally may have an unfavorable impact upon the Company's results of operations.

INFLATION

        Many of the Company's operating expenses are sensitive to the effects of inflation, which could result in higher operating costs. The effects of inflation on the Company's businesses during fiscal 1997 and 1996 generally were not significant.

                           PART II - OTHER INFORMATION

ITEM 5.       OTHER

        On November 8, 1996, the Company solicited proxies for its annual meeting of stockholders to be held at the New York City Athletic Club, 180 Central Park South, New York City, New York 10019 on Tuesday, December 17, 1996 at 10:00 AM (local time) for stockholders of record as of November 1, 1996.

ITEM 6.       EXHIBITS AND REPORTS ON  FORM 8K


      (a)     Exhibits

      *       Exhibit 10.8 -    Motor Carrier Transportation Contract dated August 30, 1996 between Chrysler
                                Corporation and Celadon Group, Inc.

              Exhibit 10.9 -    Motor Carrier Transportation Agreement, effective as of October 1, 1993, between Chrysler Motors Corporation and Celadon Trucking Services, Inc., as
                                amended.  Amendment incorporated by reference to Exhibit 10.9 of Form 10-K filed October 14, 1994.

              Exhibit 10.41 -   Consulting and Non-Competition Agreement dated July 3, 1996 between Leonard
                                R. Bennett and the Company

              Exhibit 10.42 -   Third amendment, dated September 13, 1996, to the $35,000,000 Credit
                                Agreement dated June 1, 1994 between Celadon Group, Inc., Celadon Trucking
                                Services, Inc. and Randy International, Ltd. and NBD Bank N.A. and the First
                                National Bank of Boston.


              Exhibit 10.43 -   Amendment dated July 3, 1996 to Stockholders Agreement dated October 8, 1992 between Leonard R. Bennett, Stephen Russell, Hanseatic Corporation and the
                                Company.  Incorporated by reference to Exhibit 10.17 of Form 10-K filed
                                September 26, 1996.

              Exhibit 10.44 -   Agreement dated July 3, 1996 terminating Voting Agreements dated October 8,
                                1992 and October 6, 1986 between Leonard R. Bennett, Stephen Russell and the
                                Company.
              Exhibit 11 -      Computation of per share earnings

              Exhibit 27 -      Financial Data Schedule

      (b)     Form 8-K          Reports on Form 8-K were listed in Form 10-K filed September 26, 1996.

      * Confidential treatment for portions of this Exhibit has been requested pursuant to Rule 406 of the Securities Act of 1933, as amended.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        CELADON GROUP, INC.
                                                            (Registrant)

Date:    November 14, 1996

                                                  /s/ Stephen Russell
                                        ----------------------------------------
                                        Stephen Russell, Chief Executive Officer



                                                 /s/ Don S. Snyder
                                        ----------------------------------------
                                        Don S. Snyder, Executive Vice President
                                                Chief Financial Officer