Form 10-Q/A
period 1996-09-30
CELADON GROUP INC
filed 1997-01-15
CIK 865941

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A


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
(State or other jurisdiction of              (I.R.S. Employer)
incorporation or organization)            Identification Number)


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

This report hereby amends Item 6 of Part II of the Registrant's Quarterly report on Form 10-Q for the period ended September 30, 1996, and, as so amended, such item shall read as follows:

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8K

      (a)    Exhibits

      *      Exhibit 10.8     -     Motor Carrier Transportation Contract
                                    dated August 30, 1996 between Chrysler
                                    Corporation and Celadon Group, Inc.

      *      Exhibit 10.9     -     Motor Carrier Transportation Agreement,
                                    effective as of October 1, 1993, between Chrysler Motors Corporation and Celadon
                                    Trucking Services,Inc., as amended.
                                    Amendment incorporated by reference to
                                    Exhibit 10.9 of Form 10-K filed October
                                    14, 1994.

       1     Exhibit 10.41    -     Consulting and Non-Competition Agreement
                                    dated July 3, 1996 between Leonard R.
                                    Bennett and the Company.

       1     Exhibit 10.42    -     Third amendment, dated September 13, 1996,
                                    to the $35,000,000 Credit Agreement dated
                                    June 1, 1994 between Celadon Group, Inc.,
                                    Celadon Trucking Services, Inc. and Randy
                                    International, Ltd. and NBD Bank N.A. and the First National Bank of Boston.

       1     Exhibit 10.43    -     Amendment dated July 3, 1996 to
                                    Stockholders Agreement dated October 8,
                                    1992 between Leonard R. Bennett, Stephen
                                    Russell, Hanseatic Corporation and the
                                    Company.  Incorporated by reference to
                                    Exhibit 10.17 of Form 10-K filed September
                                    26, 1996.

       1     Exhibit 10.44    -     Agreement dated July 3, 1996 terminating
                                    Voting Agreements dated October 8, 1992
                                    and October 6, 1986 between Leonard R.
                                    Bennett, Stephen Russell and the Company.

       1     Exhibit 11       -     Computation of per share earnings.

       1     Exhibit 27       -     Financial Data Schedule


* Confidential treatment for portions of this Exhibit has been requested pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, and the omitted material has been filed separately with the Commission.

1     Previously filed


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

                                    CELADON GROUP, INC.
                                    (Registrant)

Date:  January 15, 1997



                                     /s/ Paul A. Will
                                    Paul A. Will, Vice President, Secretary
                                    and Controller
                                    Chief Accounting Officer)




                                                      EXHIBIT 10.8

CHRYSLER
CORPORATION


                        MOTOR CARRIER
                        TRANSPORTATION
                           CONTRACT




CHRYSLER CORPORATION (CHRYSLER) WITH A
BUSINESS ADDRESS AT 38111 VAN DYKE, STERLING
HEIGHTS, MI 48312, HEREBY AGREES TO PURCHASE AND

Celadon Trucking Inc.
One Celadon Drive
9503 East 33rd Street
New York, N.Y.  10106

(CARRIER) AGREES TO SELL AND DELIVER THE SERVICES
SPECIFIED HEREIN IN ACCORDANCE WITH THE TERMS AND
CONDITIONS ON THE FACE AND REVERSE SIDE HEREOF AND
ANY NUMBERED ATTACHMENTS HERETO.



                        DESCRIPTION OF SERVICES

COMMODITIES: TRUCKLOAD TRANSPORTATION OF PARTS AND RACKS TO AND FROM CHRYSLER MEXICO LOCATIONS

EFFECTIVE DATE: Jan. 1, 1997 TERMINATION DATE:  Dec. 31, 1999 PAYMENT TERMS:
30 DAYS

ORIGIN            DESTINATION             RATE              TRANSIT TIME

*Various          *Various                *Various          *Various


*As specified in Attachments A & B and subsequent acceptance letters executed by Chrysler and the Carrier.

Chrysler reserves the right to add or delete business in order to meet its changing business needs.

This contract is designed to meet the distinct needs of Chrysler Corporation.





CARRIER                                   CHRYSLER CORPORATION

By:  /s/ Michael Hodson                   By: /s/ R.P.C.
Date:  8/30/96                            Date:  8/30/96




                        GENERAL TRANSPORTATION TERMS

                              MOTOR CARRIER


1. PERSONNEL AND EQUIPMENT Carrier will be deemed an independent contractor to Chrysler and will provide all resources necessary to perform transportation services. Carrier may subcontract transportation services, subject to Chrysler's consent, individuals engaged by Carrier will be considered employees or subcontractors of Carrier and will be subject to discharge, discipline and control solely and exclusively by Carrier.

2. COMMODITY LOSS AND DAMAGE Carrier's performance of transportation services without loss or damage to Commodities is an essential obligations of this Agreement, Carrier will meet the requirements and objectives of all written programs, practices and procedures instituted by Chrysler regarding the quality of transportation services. Carrier is deemed to have care, control, custody and possession of Commodities from the time they are tendered to the Carrier for transportation until delivery to Chrysler or its consignee. During such period, Carrier assumes full responsibility for any and all loss of or damage to Commodities. Carrier will promptly act on all claims submitted by chrysler or its agent.

3. INSURANCE AND INDEMNIFICATION Carrier will furnish to Chrysler and maintain in effect during the term of this Agreement, as its sole expense, insurance in amounts and coverages satisfactory to Chrysler. Such insurance will be primary to, and not excess over or contributory with, any other valid, applicable and collectible insurance in force for Chrysler. Except for Commodity loss the damage claims filed by Chrysler or its agent that are governed by Section 2, Carrier will defend, indemnify and hold harmless Chrysler, its parent corporation, subsidiaries, officers, directors and employees, from and against any and all claims, liabilities, losses, damages, penalties, fees, settlements and expenses in connection with 1) injury to or the death of any person, 2) damage to or loss of any property of any person, or 3) the violation of or non-compliance with any law or regulation, to the extent such claims, liabilities, losses, damages, penalties, fees or expenses result from or arise out of any act or omission of the indemnifying party, or its employees or subcontractors, in connection with the performance of transportation services.

4. COMPLIANCE WITH REGULATIONS Carrier will obtain, at its own expense, all licenses, permits and approvals required under any applicable governmental statute or regulation for the transportation of Commodities. Carrier will obey all applicable governmental laws and regulations connected with the transportation of Commodities.

5. FORCE MAJEURE The obligation of Carrier to furnish and of Chrysler to use transportation services will be temporarily suspended during any period in which either of the parties is unable to comply with this Agreement because of fire, flood, civil commotion, closing of public highways, government interference or regulations, or any other events similar to the foregoing that are beyond the reasonable control of, and are not due to the negligence of, the party claiming force majeure. The parties will make all reasonable efforts to continue to meet their obligations for the duration of the force majeure. Chrysler will have the right to use other transportation services during the period of force majeure, and any shipments made on alternate carriers during any Carrier declared force majeure will be counted toward Chrysler's volume obligation, if any, to Carrier.

6. PRECEDENCE OVER APPLICABLE TARIFFS To the extent permitted by applicable laws and regulations, the terms of this Agreement will prevail over any rules, regulations, tariffs, tariff circulars and terms and conditions of bills of lading regarding transportation of Commodities.

7. DEFAULT, CURE AND TERMINATION In the event that Carrier fails to perform any of its obligations herein, Chrysler will give the Carrier written notice specifying the nature of the default and demanding cure satisfactory to Chrysler within thirty (30) days following receipt of the demand to cure. Failing such cure, Chrysler will have the right: 1) to cease tendering all or a portion of Commodities for future shipments, or 2) to terminate the Agreement. If Carrier's default is related to transit times, then Chrysler may also, at any time and without written notice as provided above, use alternate carriers to transport all or a portion of Commodities. Carrier recognizes that Commodities must be shipped on a timely basis and without the loss or damage in order for Chrysler to avoid loss and expense as a consequence of plant shutdowns, schedule realignments, off-line repairs or the necessity of procuring higher-cost alternative transportation.

8. INSPECTION AND AUDIT Chrysler may, on reasonable notice, inspect any Commodity and any equipment used to handle and transport Commodities wherever located. Chrysler may also, on reasonable notice, inspect Carrier's records relating to transportation of Commodities. Chrysler may, at any time and with notice to Carrier, remove Commodities from Carrier's care, possession, custody or control.

9. MISCELLANEOUS CLAUSES This Agreement will be binding on permitted successors and assigns. The failure to exercise any of the terms of this Agreement will not be construed as a continuing waiver of such term.

      Neither this Agreement nor any of the duties herein may be assigned or delegated without the written permission of the other party.

      Carrier will notify Chrysler of all relevant information regarding any actual or potential labor dispute delaying or threatening to delay timely performance of this Agreement.

      If any provision of this Agreement is held to be legally invalid or unenforceable, such provision will be deemed omitted and all other provisions of this Agreement will continue in force.

      Carrier will not, without the prior written consent of Chrysler, advertise or publish in any manner the rates established herein or use the name or trademarks of Chrysler, its products or any of its associated companies.

      All notices or communications which are required to be given under this Agreement will be sent by regular or certified mail, postage prepaid, to the other party at the business address specified in this Agreement.

      The terms of this Agreement will be governed by the laws of the State of Michigan (without regard to its conflicts of laws rules), except to the extent preempted by federal law.


10. ENTIRE AGREEMENT This Agreement, which consists of the Transportation Contract, General Transportation Terms and other documents referred to herein, constitutes the complete and entire agreement between Carrier and Chrysler for the transportation services defined herein and supersedes all prior and contemporaneous proposals, representations, statements, agreements and promises, express or implied, with respect thereto. This Agreement may be amended only in a writing signed by the parties.
































































Chrysler Corporation (Chrysler)                 Chrysler Corporation
Auburn Hills, Michigan                          Motor Carrier Transportation
                                                Contract

Hereby agrees to purchase and

Celadon Group
One Celadon Drive
9503 East 33rd Street
Indianapolis, Indiana  46236

(Carrier) agrees to sell and deliver the services specified herein in accordance with the terms and conditions on the fact and reverse side hereof and any numbered attachments hereto.

CONTRACT NAME:  Chrysler/Celadon CDM Truckload Contract


                        DESCRIPTION OF SERVICES

COMMODITIES:  Auto Parts and Shipping Devices

EFFECTIVE DATE:  1/1/97   TERMINATION DATE: 12/31/99  PAYMENT TERMS

CONTRACT AMENDMENT AND EXTENSION

ORIGIN            DESTINATION             RATE              TRANSIT TIME

Various           Various           See ATTACHMENT B       See ATTACHMENT B


TO AMEND ATTACHMENTS A & B OF THE CHRYSLER/CELADON CDM TRUCKLOAD CONTRACT.


                        REVISE CONTRACT AS FOLLOWS:

1. CELADON shall [CONFIDENTIAL TREATMENT FOR SUCH OMITTED INFORMATION HAS BEEN REQUESTED PURSUANT TO RULE 24B-2 OF THE SECURITIES EXCHANGE ACT OF 1934, AND THE OMITTED MATERIAL HAS BEEN FILED SEPARATELY WITH THE COMMISSION.]

2. CELADON reserves the right to review [*] selected rates to the United States from Laredo which may be canceled or adjusted by mutual agreement between the parties after January 1, 1998.

      * CONFIDENTIAL TREATMENT FOR SUCH OMITTED INFORMATION HAS BEEN REQUESTED PURSUANT TO RULE 24B-2 OF THE SECURITIES EXCHANGE ACT OF 1934, AND THE OMITTED MATERIAL HAS BEEN FILED SEPARATELY WITH THE COMMISSION.

3. Southbound 53' trailers transloaded in Laredo shall be subject to a charge to CHRYSLER [CONFIDENTIAL TREATMENT FOR SUCH OMITTED INFORMATION HAS BEEN REQUESTED PURSUANT TO RULE 24B-2 OF THE SECURITIES EXCHANGE ACT OF 1934, AND THE OMITTED MATERIAL HAS BEEN FILED SEPARATELY WITH THE COMMISSION.]

4. CELADON will commit to pick up [*] of all chrysler Southbound parts shipments offered to CELADON which are described in the lanes shown in ATTACHMENT B and in subsequent specific service/rate letters of Agreement.

      * CONFIDENTIAL TREATMENT FOR SUCH OMITTED INFORMATION HAS BEEN REQUESTED PURSUANT TO RULE 24B-2 OF THE SECURITIES EXCHANGE ACT OF 1934, AND THE OMITTED MATERIAL HAS BEEN FILED SEPARATELY WITH THE COMMISSION.
5. CELADON will pick up the Southbound parts shipments within the Response Time Schedule shown in ATTACHMENT C.

6. CELADON will transport the Southbound parts shipments in accordance with the transit times show in ATTACHMENT B, as measured from time of pick up.

7. Programs developed and mutually implemented to achieve savings for CELADON will be [*] CELADON and CHRYSLER. [*]

      * CONFIDENTIAL TREATMENT FOR SUCH OMITTED INFORMATION HAS BEEN REQUESTED PURSUANT TO RULE 24B-2 OF THE SECURITIES EXCHANGE ACT OF 1934, AND THE OMITTED MATERIAL HAS BEEN FILED SEPARATELY WITH THE COMMISSION.

8. Celadon will commit to haul Northbound rack shipments at a minimum weekly rate of [*] of the Southbound volume. The service level on these Northbound shipments will be as follows:

      Hot Racks - (as identified by Hastings or Chrysler Logistics) will move with the same transit time as auto parts.

      Other Racks - not designated as "hot", or in excess of [*] will move at auto parts transit times, [*].

      * CONFIDENTIAL TREATMENT FOR SUCH OMITTED INFORMATION HAS BEEN REQUESTED PURSUANT TO RULE 24B-2 OF THE SECURITIES EXCHANGE ACT OF 1934, AND THE OMITTED MATERIAL HAS BEEN FILED SEPARATELY WITH THE COMMISSION.

      Celadon will provide weekly reports showing the actual NB/SB load ratio, and our service against these transit time requirements. With prior approval from Chrysler, Celadon may utilize intermodal service to avoid NB Laredo shipments backlogs.

9. Both parties agree to negotiate amendments to any or all of the above provisions in the event of force majeure or other significant and unexpected economic fluctuations.

10.   This contract will be in effect until December 31, 1999.



Carrier:                                  Chrysler Corporation

BY: /s/ Michael J. Hodson                 BY: /s/ T.W.G.























                                    One Celadon Drive
                                    9503 E. 33rd St.
                                    Indianapolis, IN  46236
                                    Phone: (317) 972-7000 - Fax (317) 890-9401


CELADON TRUCKING SERVICES, INC.


                                    CONTRACT RATES FOR:
                                          Chrysler Corporation
                                          800 Chrysler Drive East
                                          Auburn Hills, MI  48326



EFFECTIVE: 8/20/96                  ATTACHMENT "B"
ISSUED:                             CONTRACT RATES          ITEM # CR0001


                                    RATE                    SPECIAL  TRANSIT
FROM:                   TO:               (CPM)   MILES   TOTAL   NOTES
TIME


[CONFIDENTIAL TREATMENT FOR SUCH OMITTED INFORMATION HAS BEEN REQUESTED PURSUANT TO RULE 24B-2 OF THE SECURITIES EXCHANGE ACT OF 1934, AND THE OMITTED MATERIAL HAS BEEN FILED SEPARATELY WITH THE COMMISSION.]




































                              ATTACHMENT C



                        Celadon Response Time Schedule





[CONFIDENTIAL TREATMENT FOR SUCH OMITTED INFORMATION HAS BEEN REQUESTED PURSUANT TO RULE 24B-2 OF THE SECURITIES EXCHANGE ACT OF 1934, AND THE OMITTED MATERIAL HAS BEEN FILED SEPARATELY WITH THE COMMISSION.]

                                                      EXHIBIT 10.9

                                                      CHRYSLER
                                                      CORPORATION


                        MOTOR CARRIER
                        TRANSPORTATION
                           CONTRACT




CHRYSLER CORPORATION (CHRYSLER) WITH A
BUSINESS ADDRESS AT 38111 VAN DYKE, STERLING
HEIGHTS, MI 48312, HEREBY AGREES TO PURCHASE AND

Celadon Trucking Inc.
888 Seventh Ave.
New York, N.Y.  10106

(CARRIER) AGREES TO SELL AND DELIVER THE SERVICES
SPECIFIED HEREIN IN ACCORDANCE WITH THE TERMS AND
CONDITIONS ON THE FACE AND REVERSE SIDE HEREOF AND
ANY NUMBERED ATTACHMENTS HERETO.



                        DESCRIPTION OF SERVICES

COMMODITIES:  Truckload Transportation Services

EFFECTIVE DATE:  Oct. 1, 1993   TERMINATION DATE:  Sept. 30, 1996  PAYMENT
TERMS: 30 Days

ORIGIN            DESTINATION             RATE              TRANSIT TIME

*Various          *Various                *Various          *Various

*As specified in the rate acceptance letter(s) executed by Chrysler and the Carrier.

Lanes awarded with this contract are to remain firm in price for a minimum period extending thru January 1, 1995 as specified on the attachment.
Business awarded after the contract effective date will be as specified in the individual rate acceptance letters.








Chrysler reserves the right to add or delete business in order to meet its changing business needs.


CARRIER                                   CHRYSLER CORPORATION

By:  /s/ Leonard Bennett                  By:  /s/ John A. Ryda

Date:  9/23/93                            Date:  9/15/93



                        GENERAL TRANSPORTATION TERMS

                              MOTOR CARRIER


1. PERSONNEL AND EQUIPMENT Carrier will be deemed an independent contractor to Chrysler and will provide all resources necessary to perform transportation services. Carrier may subcontract transportation services, subject to Chrysler's consent, individuals engaged by Carrier will be considered employees or subcontractors of Carrier and will be subject to discharge, discipline and control solely and exclusively by Carrier.

2. COMMODITY LOSS AND DAMAGE Carrier's performance of transportation services without loss or damage to Commodities is an essential obligations of this Agreement, Carrier will meet the requirements and objectives of all written programs, practices and procedures instituted by Chrysler regarding the quality of transportation services. Carrier is deemed to have care, control, custody and possession of Commodities from the time they are tendered to the Carrier for transportation until delivery to Chrysler or its consignee. During such period, Carrier assumes full responsibility for any and all loss of or damage to Commodities. Carrier will promptly act on all claims submitted by chrysler or its agent.

3. INSURANCE AND INDEMNIFICATION Carrier will furnish to Chrysler and maintain in effect during the term of this Agreement, as its sole expense, insurance in amounts and coverages satisfactory to Chrysler. Such insurance will be primary to, and not excess over or contributory with, any other valid, applicable and collectible insurance in force for Chrysler. Except for Commodity loss the damage claims filed by Chrysler or its agent that are governed by Section 2, Carrier will defend, indemnify and hold harmless Chrysler, its parent corporation, subsidiaries, officers, directors and employees, from and against any and all claims, liabilities, losses, damages, penalties, fees, settlements and expenses in connection with 1) injury to or the death of any person, 2) damage to or loss of any property of any person, or 3) the violation of or non-compliance with any law or regulation, to the extent such claims, liabilities, losses, damages, penalties, fees or expenses result from or arise out of any act or omission of the indemnifying party, or its employees or subcontractors, in connection with the performance of transportation services.

4. COMPLIANCE WITH REGULATIONS Carrier will obtain, at its own expense, all licenses, permits and approvals required under any applicable governmental statute or regulation for the transportation of Commodities. Carrier will obey all applicable governmental laws and regulations connected with the transportation of Commodities.

5. FORCE MAJEURE The obligation of Carrier to furnish and of Chrysler to use transportation services will be temporarily suspended during any period in which either of the parties is unable to comply with this Agreement because of fire, flood, civil commotion, closing of public highways, government interference or regulations, or any other events similar to the foregoing that are beyond the reasonable control of, and are not due to the negligence of, the party claiming force majeure. The parties will make all reasonable efforts to continue to meet their obligations for the duration of the force majeure. Chrysler will have the right to use other transportation services during the period of force majeure, and any shipments made on alternate carriers during any Carrier declared force majeure will be counted toward Chrysler's volume obligation, if any, to Carrier.

6. PRECEDENCE OVER APPLICABLE TARIFFS To the extent permitted by applicable laws and regulations, the terms of this Agreement will prevail over any rules, regulations, tariffs, tariff circulars and terms and conditions of bills of lading regarding transportation of Commodities.

7. DEFAULT, CURE AND TERMINATION In the event that Carrier fails to perform any of its obligations herein, Chrysler will give the Carrier written notice specifying the nature of the default and demanding cure satisfactory to Chrysler within thirty (30) days following receipt of the demand to cure. Failing such cure, Chrysler will have the right: 1) to cease tendering all or a portion of Commodities for future shipments, or 2) to terminate the Agreement. If Carrier's default is related to transit times, then Chrysler may also, at any time and without written notice as provided above, use alternate carriers to transport all or a portion of Commodities. Carrier recognizes that Commodities must be shipped on a timely basis and without the loss or damage in order for Chrysler to avoid loss and expense as a consequence of plant shutdowns, schedule realignments, off-line repairs or the necessity of procuring higher-cost alternative transportation.

8. INSPECTION AND AUDIT Chrysler may, on reasonable notice, inspect any Commodity and any equipment used to handle and transport Commodities wherever located. Chrysler may also, on reasonable notice, inspect Carrier's records relating to transportation of Commodities. Chrysler may, at any time and with notice to Carrier, remove Commodities from Carrier's care, possession, custody or control.

9. MISCELLANEOUS CLAUSES This Agreement will be binding on permitted successors and assigns. The failure to exercise any of the terms of this Agreement will not be construed as a continuing waiver of such term.

      Neither this Agreement nor any of the duties herein may be assigned or delegated without the written permission of the other party.

      Carrier will notify Chrysler of all relevant information regarding any actual or potential labor dispute delaying or threatening to delay timely performance of this Agreement.

      If any provision of this Agreement is held to be legally invalid or unenforceable, such provision will be deemed omitted and all other provisions of this Agreement will continue in force.

      Carrier will not, without the prior written consent of Chrysler, advertise or publish in any manner the rates established herein or use the name or trademarks of Chrysler, its products or any of its associated companies.

      All notices or communications which are required to be given under this Agreement will be sent by regular or certified mail, postage prepaid, to the other party at the business address specified in this Agreement.

      The terms of this Agreement will be governed by the laws of the State of Michigan (without regard to its conflicts of laws rules), except to the extent preempted by federal law.

10. ENTIRE AGREEMENT This Agreement, which consists of the Transportation Contract, General Transportation Terms and other documents referred to herein, constitutes the complete and entire agreement between Carrier and Chrysler for the transportation services defined herein and supersedes all prior and contemporaneous proposals, representations, statements, agreements and promises, express or implied, with respect thereto. This Agreement may be amended only in a writing signed by the parties.



























































                  CHRYSLER TRUCKLOAD AWARD - EFF. 10/01/93


      PLANT SUPPLIER  SUPPLIER           TYPE   I/B  O/B  TRANS SHPT/ RACK
SCAC  CODE    CODE      NAME   ST. CITY  MODE  RATE  RATE  HRS. HRS.  RET.

[CONFIDENTIAL TREATMENT FOR SUCH OMITTED INFORMATION HAS BEEN REQUESTED PURSUANT TO RULE 24B-2 OF THE SECURITIES EXCHANGE ACT OF 1934, AND THE OMITTED MATERIAL HAS BEEN FILED SEPARATELY WITH THE COMMISSION.]






CARRIER APPROVAL BY: ____________________ DATE: _______ CHRYSLER APPROVAL
  BY: /s/ John A. Ryda DATE: 9-15-93