Form 10-Q
period 1996-12-31
CELADON GROUP INC
filed 1997-02-12
CIK 865941

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the period ended December 31, 1996

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

       Registrant's telephone number, including area code: (317) 972-7000

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes X   No
                     ---     ---

The number of shares outstanding of the Common Stock ($.033 par value) of the Registrant as of the close of business on February 7, 1997 was 7,622,580.

                                             CELADON GROUP, INC.

                                                  Index to

                                         December 31, 1996 Form 10-Q

Part I.       Financial Information

       Item 1.    Financial Statements (Unaudited)

           Condensed consolidated balance sheets at December 31, 1996 and June 30, 1996......................................................................................3

           Condensed consolidated statements of operations -  For the three and six months ended December 31, 1996 and 1995.......................................................................4

           Condensed consolidated statements of cash flows - For the six months ended
           December 31, 1996 and 1995.............................................................................5

           Notes to condensed consolidated financial statements ..................................................6

       Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations......................................................................13


Part II.      Other Information

       Item 5.    Other..........................................................................................17

       Item 6.    Exhibits and Reports on Form 8-K...............................................................17

                         Part I - Financial Information
                               CELADON GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)
                                   (Unaudited)
                              December 31, June 30,

                                                                                                        1996                 1996
                                                                                                        ----                 ----
                                                          A S S E T S
Current assets:
     Cash and cash equivalents...................................................................    $   4,473            $   5,246
     Trade receivables, net of allowance.........................................................       29,749               33,642
     Accounts receivable - other.................................................................        2,714                4,338
     Prepaid expenses and other current assets...................................................        3,694                3,247
     Tires in service ...........................................................................        3,352                2,814
     Income tax recoverable......................................................................        5,626                3,926
     Assets held for resale......................................................................           34                2,548
     Deferred income tax assets .................................................................        1,496                3,404
                                                                                                     ---------             --------
                            Total current assets ................................................       51,138               59,165
                                                                                                     ---------             --------
Property and equipment, at cost .................................................................      114,202               95,003
     Less accumulated depreciation and amortization..............................................       25,547               22,715
                                                                                                     ---------             --------
               Net property and equipment........................................................       88,655               72,288
                                                                                                     ---------             --------
Deposits.........................................................................................          524                  809
Tires in service ................................................................................        2,178                2,234
Advances to unconsolidated affiliate.............................................................        1,933                  ---
Intangible assets................................................................................          812                  875
Goodwill, net of accumulated amortization........................................................        4,914                4,980
Other assets.....................................................................................        1,521                1,570
                                                                                                     ---------             --------
     Total assets................................................................................     $151,675             $141,921
                                                                                                     =========             ========

     L I A B I L I T I E S  A N D   S T O C K H O L D E R S '    E Q U I T Y

  Current liabilities:
     Accounts payable............................................................................        7,252                8,707
     Accrued expenses ...........................................................................       17,782               20,122
     Bank borrowings and current maturities of long-term debt....................................        3,860                4,029
     Notes payable...............................................................................         ---                 1,200
     Current maturities of capital lease obligations.............................................       10,491                7,356
     Income taxes payable .......................................................................          718                  527
     Current maturities of ESOP loan.............................................................         ---                   185
                                                                                                       -------              -------
           Total current liabilities.............................................................       40,103               42,126
                                                                                                       -------              -------
Long-term debt, net of current maturities .......................................................       10,920               26,552
Capital lease obligations, net of current maturities.............................................       48,714               23,473
Deferred income tax liabilities .................................................................        8,649                7,796
                                                                                                      --------              -------
     Total liabilities...........................................................................      108,386               99,947
                                                                                                      --------              -------
Minority interest................................................................................           12                   12
Commitments and contingencies
Stockholders' equity:
     Common stock, $.033 par value, authorized 12,000,000 shares; issued and
       outstanding 7,750,580 shares at December 31, 1996 and  June 30, 1996                                256                  256
     Additional paid-in capital..................................................................       56,281               56,281
     Retained earnings ..........................................................................      (11,865)             (14,035)
     Equity adjustment for foreign currency translation..........................................         (435)                (355)
                                                                                                      ---------            ---------
                                                                                                        44,237               42,147
     Treasury stock, at cost, 128,000 shares and zero shares at December 31, 1996
       and June 30, 1996, respectively                                                                    (960)                 ---
Less:
Debt guarantee for ESOP..........................................................................          ---                 (185)
                                                                                                      --------            ---------
     Total stockholders' equity..................................................................       43,277               41,962
                                                                                                      --------            ---------
     Total liabilities and stockholders' equity..................................................     $151,675             $141,921
                                                                                                      ========            =========

     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                        For the three months ended     For the six months ended
                                                               December 31,                  December 31,
                                                        --------------------------     --------------------------
                                                             1996           1995           1996           1995
                                                             ----           ----           ----           ----
Operating revenue                                        $    46,743    $    40,694    $    92,935    $    79,514
                                                         -----------    -----------    -----------    -----------
Operating expenses:
     Salaries, wages and employee benefits                    16,339         15,237         33,473         29,610
     Fuel                                                      7,581          6,354         15,063         12,195
     Operating costs and supplies                              3,660          2,896          6,548          5,712
     Insurance and claims                                        969          1,265          2,625          2,359
     Depreciation and amortization                             2,592          1,943          4,880          3,630
     Rent and purchased transportation                         8,487          7,564         17,238         15,140
     Professional and consulting fees                            389            267            600            744
     Communications and utilities                                745            611          1,490          1,262
     Permits, licenses and  taxes                              1,018            967          2,076          1,958
     Employee stock ownership plan contribution                 --               25             34             50
     (Gain) on sale of revenue equipment                        --             (359)          --             (905)
     Selling expenses                                            653            634          1,475          1,470
     General and administrative                                  845            644          1,502          1,155
                                                         -----------    -----------    -----------    -----------
         Total operating expenses                             43,278         38,048         87,004         74,380
                                                         -----------    -----------    -----------    -----------
Operating income                                               3,465          2,646          5,931          5,134
Other (income) expense:
     Interest expense, net                                     1,378            951          2,358          1,811
     Other (income) expense net                                  (37)            22            (46)            35
                                                         -----------    -----------    -----------    -----------
     Income from continuing operations before income
       taxes                                                   2,124          1,673          3,619          3,288
     Provision for income taxes                                  850            702          1,448          1,751
                                                         -----------    -----------    -----------    -----------
       Income from continuing operations                       1,274            971          2,171          1,537
Discontinued operations :
     Loss from operations of freight forwarding
       division  (net of tax)                                   --             (950)          --           (1,137)
     Loss on disposal of freight-forwarding division
       (net of tax)                                             --           (8,214)          --           (8,214)
     Income from operations of logistics division (net
       of tax)                                                  --              210           --              447
                                                         -----------    -----------    -----------    -----------
     Income from discontinued operations (net of tax)           --           (8,954)          --           (8,904)
                                                         -----------    -----------    -----------    -----------
       Net income                                        $     1,274    $    (7,983)   $     2,171    $    (7,367)
                                                         ===========    ===========    ===========    ===========
Earnings per Common Share:
     Continuing operations                               $      0.17    $      0.12    $      0.28    $      0.19
     Discontinued operations                                    --            (1.12)          --            (1.12)
                                                         -----------    -----------    -----------    -----------
       Net income loss per share                         $      0.17    $     (1.00)   $      0.28          (0.93)
                                                         ===========    ===========    ===========    ===========
Weighted average number of common shares and
       equivalents outstanding                             7,651,038      7,950,580      7,648,432      7,949,699
                                                         ===========    ===========    ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         ( Dollar amounts in thousands)
                                   (Unaudited)

                                                                                Six months ended
                                                                                   December 31,
                                                                             --------------------
                                                                              1996           1995
                                                                             -----           ----
Continuing Operations:
Cash flows from operating activities:
    Net  income from continuing operations ................................   $  2,171    $  1,537
    Adjustments to reconcile net  income to net cash provided
         by operating activities:
    Depreciation and amortization .........................................      4,880       3,630
       Provision for deferred income taxes ................................        850       1,746
       Provision for doubtful accounts ....................................        131          85
       Net (gain) on sale of property and equipment .......................       --          (905)
       Changes in assets and liabilities:
          (Increase) in trade receivables .................................     (1,967)     (4,701)
          (Increase) decrease in accounts receivable -- other .............       (497)        709
          Decrease (increase) in income tax recoverable ...................        503         (50)
          (Increase) in tires in service ..................................       (482)       (971)
          (Increase) decrease in prepaid expenses and other current  assets       (593)        851
          Decrease in other assets ........................................      1,217         130
          Increase in accounts payable and accrued expenses ...............      1,754       5,695
          Increase (decrease) increase in income taxes payable ............        301        (492)
                                                                              --------    --------
       Net cash provided by operating activities ..........................      8,268       7,264
                                                                              --------    --------
Cash flows from investing activities:
    Purchase of property and equipment ....................................       (862)     (5,823)
    Proceeds on sale of property and equipment ............................     13,798       1,608
    Decrease in deposits ..................................................        285         247
                                                                              --------    --------
        Net cash provided by (used for) investing activities ..............     13,221      (3,968)
                                                                              --------    --------
Cash flows from financing activities:
    Proceeds from issuance of common stock ................................       --           136
    Purchase of common stock held in treasury .............................       (235)       --
    Proceeds from bank borrowings and debt ................................        132       1,874
    Payments of bank borrowings and debt ..................................    (17,133)        (50)
    Principal payments under capital lease obligations ....................     (5,649)     (4,120)
                                                                              --------    --------
       Net cash (used for) financing activities ...........................    (22,885)     (2,160)
                                                                              --------    --------
       Net cash (used for) provided by continuing operations ..............     (1,396)      1,136
                                                                              --------    --------
Discontinued Operations:
    Income (loss) from operations, net of income taxes ....................       --          (690)
    Estimated loss on disposal, net of income taxes .......................       --        (8,214)
    Change in net operating assets ........................................        623        (676)
                                                                              --------    --------
    Operating activities ..................................................        623      (9,580)
    Investing activities ..................................................       --         4,081
    Financing activities ..................................................       --         3,912
                                                                              --------    --------
       Net cash provided by (used for) discontinued operations ............        623      (1,587)
                                                                              --------    --------
    Increase (decrease) in cash and cash equivalents ......................       (773)       (451)
    Cash and cash equivalents at beginning of year ........................      5,246       1,809
                                                                              --------    --------
    Cash and cash equivalents at end of period ............................   $  4,473    $  1,358
                                                                              ========    ========



     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996
                                   (Unaudited)

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

(2)      Segment and Geographical Information; Significant Customer

         The Company's continuing operations consist of two divisions: truckload and flatbed, and the Company generates revenue from its operations in the United States and Mexico. Revenue from Chrysler accounts for a significant amount of the Company's revenue. During December, 1995, the Company's Board of Directors adopted a plan to discontinue its freight forwarding business which was previously reported as a separate business segment. In the fourth quarter of fiscal year 1996, the Company also discontinued the operations of the logistics operations which was previously reported as a separate business segment. The Company has presented the results of these segments as discontinued operations, as described in note 5.

                               CELADON GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                December 31, 1996
                         ( Dollar amounts in thousands)
                                   (Unaudited)

Information as to the Company's continuing operations by division is summarized below (in thousands):

                                                 For the three months ended  For the six months ended
                                                        December 31,             December 31,
                                                     1996         1995         1996         1995
                                                   ---------    ---------    ---------    ---------
Operating revenue:
    Truckload ..................................   $  41,069    $  36,482    $  82,274    $  70,626
    Flatbed ....................................       5,674        4,212       10,661        8,888
                                                   ---------    ---------    ---------    ---------
        Total ..................................   $  46,743    $  40,694    $  92,935    $  79,514
                                                   =========    =========    =========    =========
Operating income:
    Truckload ..................................   $   3,736    $   3,177    $   6,508    $   6,457
    Flatbed ....................................         324          203          515          340
                                                   ---------    ---------    ---------    ---------
        Total from operating divisions .........       4,060        3,380        7,023        6,797
    Corporate expense ..........................        (595)        (734)      (1,092)      (1,663)
    Interest expense ...........................      (1,378)        (951)      (2,358)      (1,811)
    Other income (expense) .....................          37          (22)          46          (35)
                                                   ---------    ---------    ---------    ---------
        Income from continuing operations
        before incomes taxes ...................   $   2,124    $   1,673    $   3,619    $   3,288
                                                   =========    =========    =========    =========
Capital expenditures (including capital leases):
    Truckload ..................................   $  13,287    $   9,320    $  28,388    $  19,740
    Flatbed ....................................          19           18           32           18
    Corporate ..................................           4            3           11            7
                                                   ---------    ---------    ---------    ---------
        Total ..................................   $  13,310    $   9,341    $  28,431    $  19,765
                                                   =========    =========    =========    =========
Depreciation and amortization:
    Truckload ..................................   $   2,514    $   1,879    $   4,723    $   3,502
    Flatbed ....................................          59           60          119          119
    Corporate ..................................          19            4           38            9
                                                   ---------    ---------    ---------    ---------
        Total ..................................   $   2,592    $   1,943    $   4,880    $   3,630
                                                   =========    =========    =========    =========
Total assets:
    Truckload ............................................................   $ 125,684    $ 104,655
    Flatbed ..............................................................       6,647        6,739
                                                                             ---------    ---------
        Total from operating divisions ...................................     132,331      111,394
    Corporate ............................................................       8,327        2,570
    Discontinued operations ..............................................      11,017       48,919
                                                                             ---------    ---------
        Total ............................................................   $ 151,675    $ 162,883
                                                                             =========    =========

                               CELADON GROUP, INC.
            NOTES TO CONDENSED CONSOLIDATED STATEMENTS -- (CONTINUED)
                          (Dollar amounts in thousands)
                                   (Unaudited)

Information as to the Company's continuing operations by geographic area is summarized below (in thousands):

                                                                For the three months ended   For the six months ended
                                                                      December 31,                 December 31,
                                                                       1996         1995         1996     1995
                                                                    ---------    ---------      ---------   ------
Operating revenue:
    United States ...............................................   $  45,453    $  39,592    $  90,569    $  77,329
    Mexico (I) ..................................................       1,290        1,102        2,366        2,185
                                                                    ---------    ---------    ---------    ---------
      Total .....................................................   $  46,743    $  40,694    $  92,935    $  79,514
                                                                    =========    =========    =========    =========

Income (loss) before income taxes:
    United States ...............................................   $   2,147    $   1,737    $   3,654    $   3,134
    Mexico (I) ..................................................         (23)         (64)         (35)         154
                                                                    ---------    ---------    ---------    ---------
      Total .....................................................   $   2,124    $   1,673    $   3,619    $   3,288
                                                                    =========    =========    =========    =========

Total assets:
    Unites States .........................................................................   $ 138,310    $ 112,446
    Mexico (I) ............................................................................       2,348        1,518
                                                                                              ---------    ---------
      Total ...............................................................................   $ 140,658    $ 113,964
                                                                                              =========    =========



(I) Relates to the Company's trucking operations in Mexico.

Significant Customer:

    Revenue from Chrysler accounted for approximately 42% and 49% of the Company's revenue for the three months ended December 31, 1996 and 1995, respectively. The Company transports Chrysler after-market replacement parts and accessories within the United States and Chrysler original equipment automotive parts primarily between the United States and the Mexican border, which accounted for 29% and 71%, respectively, of the Company's revenue from Chrysler for the three months ended December 31, 1996 and 32% and 68%, respectively, for the three months ended December 31, 1995. Chrysler business is covered by two agreements, one of which covers the United States-Mexico business and the other of which covers domestic business. The international contract was extended for three years and now expires on December 31, 1999. The contract applicable to domestic movements is being renegotiated. No other customer accounted for more than 5% of the Company's revenue during any of its three most recent fiscal years.

                               CELADON GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                December 31, 1996
                                   (Unaudited)

(3) Income Taxes

          The Company's effective tax rate differs from the statutory federal tax rate of 35% due to state income taxes and certain expenses which are not deductible for income tax purposes. The effective tax rates for continuing operations for the six months ending December 31, 1996 and 1995 were 40% and 53%, respectively. The 1995 tax provision includes additional tax expense related to the non-deductible portion of expense allowances paid to drivers which pay practice was discontinued by the Company in September, 1995.

(4) Hedging Activities, Commitments and Contingencies

          The Company, from time-to-time, enters into arrangements to protect against fluctuations in the price of the fuel used by its trucks. As of December 31, 1996, the Company had contracts to purchase for future delivery approximately 35% of its fuel requirements through February, 1997. Contracts for fuel delivery in the period March through July 1997 were canceled in the September 1996 quarter and the Company realized a cancellation gain of $85 thousand. This gain was reflected as a reduction in fuel expense in the quarter. Additionally, the Company periodically acquires exchange-traded petroleum futures contracts and various commodity collar transactions. At December 31, 1996, the market value of outstanding transactions which extended through May of 1997 approximated the $35 thousand carrying cost and covered approximately 40% of the Company's fuel requirements. Gains and losses on transactions, not designated as hedges, are recognized when realized and in the December 1996 quarter resulted in a loss of $15 thousand. The net gain for the six months ended December 31, 1996 was $68 thousand. The loss and gain were reflected as adjustments to fuel expense in the respective periods. The current and future delivery prices of fuel are monitored closely and transaction positions adjusted accordingly. Total commitments are also monitored to ensure they will not exceed actual fuel requirements in any period.

          Standby letters of credit, not reflected in the accompanying condensed consolidated financial statements, aggregated approximately $2.1 million at December 31, 1996.

          The Company has outstanding commitments to purchase approximately $10 million of revenue equipment at December 31, 1996.

          The Company has been assessed approximately $750 thousand by the State of Texas for Interstate Motor Carrier Sales and Use Tax for the period from April 1988 through June 1992. The Company disagrees with the State of Texas over the method used by the state in computing such taxes and intends to vigorously pursue all of its available remedies. On October 30, 1996, the Company made a payment of $1.1 million, under protest, which includes interest to the date of payment and enables the Company to pursue resolution of the matter with the State of Texas Attorney General. The Company has accrued an amount that management estimates is due based upon methods they believe are appropriate. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its consolidated financial position.

          There are various claims, lawsuits and pending actions against the Company and its subsidiaries incident to the operation of its business. The Company believes many of these proceedings are covered in whole or in part by insurance and that none of these matters will have a material adverse effect on its financial position or results of operations.

(5)       Discontinued Operations

          During December, 1995 the Board of Directors of Celadon Group, Inc. authorized the disposal of the Company's freight forwarding business. In connection with the Company's plan of disposition effective February 1, 1996, the U.S. customer list together with certain assets and liabilities of the Company's U.S. freight forwarding business, operating under the name Celadon/Jacky Maeder Company, were sold to the Harper Group, Inc.'s primary operating subsidiary, Circle International, Inc. Pursuant to the terms of the transaction, the total purchase price for these assets and liabilities will be paid in cash and will equal the net revenue derived from such customer list during the twelve-month period following February 1, 1996. The Harper Group, Inc. made an initial down payment of $9.5 million at closing with the balance of the purchase price to be paid in quarterly installments as earned by the Harper Group, Inc. It is now estimated that there will be no additional payments by the Harper Group, Inc., to the Company. The remaining assets and liabilities of this segment are in the process of liquidation.

          In the fourth quarter of fiscal 1996, the Company disposed of the two primary operating subsidiaries of the logistics segment. At that time, the Company determined that it would discontinue offering logistics services as a separate product line. In accordance with the terms of sale of the South American warehousing, logistics and distribution business for $3.2 million, the Company received 100,000 shares of the Company's common stock valued at $725,000 on July 3, 1996, and payment on October 3, 1996, of the $2.5 million promissory note issued by the purchaser.

          In the second quarter of fiscal 1997, there was a dispute between the Company and its partner in the discontinued freight forwarding operation concerning final liquidation of the partnership. The dispute was resolved by the Company acquiring, in February, 1997, the other partner's 30% interest in the remaining assets and liabilities of the partnership.

          On December 18, 1996, the Company sold certain assets consisting primarily of customer lists of its wholly owned freight forwarding operations conducted in the New York area to NG Enterprises Inc (NGE), a company controlled by Norman G. Grief the former President and Chief Executive Officer of Randy International, Inc. In connection with the sale, the Company acquired a 49% interest in NGE, agreed to provide a five year interest bearing revolving credit loan up to a $1.9 million secured by the assets of NGE and agreed to an option exercisable by NGE to acquire the Company's 49% interest in NGE for $300,000 initially, which amount will increase by $30 thousand annually. The Company will account for its investment in NGE on the cost basis in the future. No gain or loss was recognized on the sale.

                               CELADON GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                December 31, 1996
                          (Dollar amounts in thousands)
                                   (Unaudited)

    At December 31, 1996 and June 30, 1996, assets and liabilities included in the Company's consolidated balance sheet related to the discontinued operations are as follows (in thousands):

Freight Forwarding:                                          December 31,    June 30,
                                                                 1996         1996
                                                                 ----         ----
    Assets:
          Cash .............................................   $  3,716    $  3,142
          Accounts receivable (net of allowance) ...........      2,933       8,436
          Accounts receivable other ........................      1,069       2,558
          Assets held for resale ...........................         34          69
          Deferred income tax receivable ...................      2,663       2,369
          Prepaid expenses and other current assets ........         78         224
                                                               --------    --------
               Total .......................................   $ 10,493    $ 16,798
                                                               ========    ========

   Liabilities and Equity:

          Accounts payable .................................   $  1,840    $  4,805
          Accrued expenses .................................      3,693       6,146
          Income taxes payable .............................       --           105
          Deferred income tax assets .......................        (11)        (11)
          Equity adjustment for foreign currency translation         10          25
                                                               --------    --------
               Total .......................................   $  5,532    $ 11,070
                                                               ========    ========

Logistics:

   Assets:

          Cash .............................................   $     82    $     33
          Accounts receivable (net of allowances) ..........         77         303
          Accounts receivable other ........................       --           632
          Assets held for sale .............................       --         2,479(1)
          Income tax - receivable ..........................        329         329
          Deferred income tax receivable ...................         36          36
                                                               --------    --------
              Total ........................................   $    524    $  3,812
                                                               ========    ========

Liabilities and Equity:

          Accrued expenses .................................   $     80    $    214
          Income taxes payable .............................        272         276
          Deferred income taxes payable ....................        210         206
          Equity adjustment for foreign currency translation       --            (2)
                                                               --------    --------
               Total .......................................   $    562    $    694
                                                               ========    ========

---------------------
(1) Represents the net investment in Celsur Inc., the stock of which was sold on July 3, 1996.

          The disposal of the freight forwarding and logistics segments has been accounted for as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." As such, prior period financial statements have been restated to reflect the discontinuation of these lines of business.

(6) Common Stock

          On October 18, 1996, the Company's Board of Directors ("the Board") authorized the sale of up to 250,000 shares of the Company's Common Stock to the Celadon Group, Inc. Employee Stock Purchase Plan, referred to informally by the Company as the Celadon Hallmark Investment Plan ("CHIP"). The Common Stock, par value $0.33 per share, may be treasury shares or newly issued shares, at a price equal to 85% of the fair market value of the shares as of the day of purchase.

          On September 24, 1996, the Board extended to November 1, 1997 the expiration date for the stock purchase warrant originally issued to International Bancshares Corporation in August 1990 pursuant to the Employee Stock Ownership Plan loan agreement.

(7) Supplemental Cash Flow Information

          During the three months ended December 31, 1996 and 1995, capital lease obligations in the amount of $19.3 million and $6.4 million, respectively and for the six months ended December 31, 1996 and 1995, capital lease obligations in the amount of $34.0 million and $14.8 million, respectively were incurred in connection with the purchase of, or option to purchase revenue equipment (including tires in service).

Item 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended December 31, 1996 compared with the three months ended December 31, 1995

        Revenue. Consolidated revenue from continuing operations of the Company increased by $6.0 million, or 15%, to $46.7 million for the three months ended December 31, 1996 (the "1996 period") from $40.7 million for the three months ended December 31, 1995 (the "1995 period"). Revenue from the truckload division increased by $4.6 million, or 13%, to $41.1 million in the 1996 period from $36.5 million in the 1995 period, as a result of a volume increase primarily in the demand for the Company's transportation services between the United States and Mexico and an increase in net rate per mile. The Company's flatbed division acquired in June, 1995 represented $1.5 million of the increase in consolidated revenues. The number of tractors operated by the Company's U.S. truckload operation in over-the-road service rose to 1,200 at December 31, 1996 compared to 1,134 at December 31, 1995 in both cases excluding 49 tractors operated by the Company's Mexican affiliate in both periods.

        Operating income. The truckload division operating income increased by $0.5 million, or 16%, to $3.7 million in the 1996 period from $3.2 million in the 1995 period. The operating ratio for the truckload division, which is the percentage of operating expenses to its revenue, improved to 90.9% in the 1996 period from 91.3% in the 1995 period. The 1995 operating ratio was reduced by one percentage point due to a gain on sale of revenue equipment. The improvement in operating ratio was principally attributable to the increase in net rate per mile noted above partially offset by cost increases. Average fuel cost per gallon increased by $0.12 in the 1996 period compared with the 1995 period. This cost increase includes realized losses of $15 thousand attributable to the Company's fuel price management program. The Company's flatbed division operating ratio, which is typically higher than the Company's truckload division since its revenue is generated by owner-operators which are generally more expensive as a percentage of revenue than the use of Company owned equipment, improved to 94.3% in the 1996 period from 95.2% in the 1995 period. This improvement was primarily due to the flatbed division's overhead and fixed operating expenses not increasing as rapidly as the revenue increase. Costs associated with the rental of flatbed owner-operated equipment is classified as rent expense in the consolidated statement of operations.

        Corporate expenses decreased by $0.1 million to $0.6 million in the 1996 period from $0.7 million in the 1995 period primarily due to senior management changes implemented at the end of the June 1996 quarter.

        Interest expense. Interest expense increased by $0.4 million, or 40%, to $1.4 million in the 1996 period from $1.0 million in the 1995 period, as a result of higher average outstanding borrowings and the conversion in October, 1996 of 252 tractors from operating lease to capital lease.

        Income taxes. The effective tax rates for the December 31, 1996 and 1995 periods were 40% and 42% respectively. The lower effective tax rate during the 1996 period is principally due to lower estimated state tax expense.

Six months ended December 31, 1996 compared with the six months ended December 31, 1995

        Revenue. Consolidated revenue from continuing operations of the Company increased by $13.4 million, or 17%, to $92.9 million for the six months ended December 31, 1996 (the "1996 period") from $79.5 million for the six months ended December 31, 1995 (the "1995 period"). Revenue from the truckload division increased by $11.7 million, or 17%, to $82.3 million in the 1996 period from $70.0 million in the 1995 period, primarily as a result of a volume increase in the demand for the Company's transportation services between the United States and Mexico, as well as an increase in rate per mile. Revenue from the flatbed division increased by $1.8 million, or 20% to $10.7 million in the 1996 period from $8.9 million in the 1995 period, primarily as a result of increasing the network of owner- operated tractors to 260 at December 31, 1996 from 200 at December 31, 1995. The number of tractors operated by the Company's U.S. truckload operation in over-the- road service rose to 1,200 at December 31, 1996 compared to 1,134 at December 31, 1995 in both cases excluding 49 tractors operated by the Company's Mexican affiliate in both periods.

        Operating income. The truckload division operating income was $6.5 million in both the 1996 and 1995 periods. The operating ratio for the truckload division, which is the percentage of operating expenses to its revenue, increased to 92.1% in the 1996 period from 90.9% in the 1995 period. This increase was principally attributable to a one time gain of approximately $0.9 million on the sale of revenue equipment in the 1995 period and losses experienced in the Company's Mexican affiliate in the 1996 period. Average fuel cost per gallon increased by $0.09 in the 1996 period compared with the 1995 period. This cost increase is net of realized gains of $153 thousand attributable to the Company's fuel price management program or $0.012 per gallon. Other cost increases were offset by the revenue rate increases noted above. The Company's flatbed division operating ratio, which is typically higher than the Company's truckload division since its revenue is generated by owner-operators which are generally more expensive as a percentage of revenue than the use of Company owned equipment, improved to 94.3% in the 1996 period from 95.2% in the 1995 period. This improvement was primarily due to the flatbed division's overhead and fixed operating expenses not increasing as rapidly as the revenue increase. Costs associated with the rental of flatbed owner-operated equipment is classified as rent expense in the consolidated statement of operations.

        Corporate expenses decreased by $0.6 million to $1.1 million in the 1996 period from $1.7 million in the 1995 period primarily due to senior management changes implemented at the end of the June 1996 quarter and decreased professional fees.

        Interest expense. Interest expense increased by $0.6 million, or 25%, to $2.4 million in the 1996 period from $1.8 million in the 1995 period, as a result of higher average outstanding borrowings and the conversion in October, 1996 of 252 tractors from operating lease to capital lease.

        Income taxes. The effective tax rates for the December 31, 1996 and 1995 periods were 40% and 53% respectively. The higher effective tax rate during the 1995 period is principally due to additional tax expense related to the non-deductible portion of expense allowances paid to drivers, which pay practice was discontinued in September, 1995.

Liquidity and Capital Resources

        The Company's primary capital requirements in fiscal 1997 have been funding the acquisition of revenue equipment for the trucking division. These requirements have been met primarily by equipment leasing arrangements. At December 31, 1996, the Company had a credit facility of $35.0 million from its banks, of which $13.7 million was utilized as outstanding borrowings, and $2.1 million was utilized for standby letters of credit. The average balance outstanding during the six months was $20.9 million and the highest balance outstanding was $32.4 million.

        The credit facilities bear interest at either a margin over LIBOR or the bank's prime rate, at the option of the Company. The weighted average interest rate charged on outstanding borrowings was 7.70% at December 31, 1996. The standby letter of credit portion of the Company's facility collaterizes the Company's obligations under insurance policies for liability coverage relating to its trucking operations.

        The Company's flatbed operation has routinely used a third party to process credit requests and cash collections on accounts receivable. In the quarter, the Company sold to the third party $800,000 of accounts receivable with limited recourse. The Company may use this financing vehicle from time-to-time in the future.

        The trucking division has financed some of its capital requirements by obtaining lease financing and notes payable on revenue equipment. At December 31, 1996, the Company had an aggregate of $59.2 million in such financing at interest rates ranging from 6.1% to 11.5%, maturing at various dates through 2003. Of this amount, $10.5 million is due within one year.

        During the quarter, the Company declared its option to purchase certain revenue equipment previously financed with operating leases at the end of the lease term. As a result of this conversion, fixed assets and capital lease obligations increased $10.4 million. The Company also completed a sale leaseback of certain revenue equipment previously owned. The proceeds from the sale and the increase to capital lease obligations was $6.6 million.

        As of December 31, 1996, the Company had on order revenue equipment representing an aggregate capital commitment of $10 million. All of the new equipment has been or will be financed using a combination of operating and capital leases and the Company's credit facility.

        The Company's accounts receivable balance relating to continuing operations at December 31, 1996, increased $1.8 million to $26.7 million from $24.9 million at June 30, 1996. The net increase represented a $2.2 million increase in the truckload division and a $0.4 million decrease in the flatbed division. The 10% increase in accounts receivable for the truckload division reflects the 13% increase in revenues for fiscal 1997.

        Effective September 19, 1996, the Company completed a sale/leaseback transaction relating to its new headquarters facility in Indianapolis, Indiana. The proceeds from the transaction were used to reduce by approximately $6 million the borrowings outstanding under its bank credit facility.

        The Company purchases fuel contracts from time-to-time for a portion of its projected fuel needs. At December 31, 1996, the Company had contracts to purchase for future delivery approximately 35% of its fuel requirements through February 1997. The Company's fuel price management program has not significantly impacted the Company's recent operating results and has not adversely impacted the Company's liquidity.

        On September 24, 1996, the Company's Board of Directors extended to November 1, 1997, the expiration date for the stock purchase warrant originally issued to International Bancshares Corporation in August 1990 pursuant to the Employee Stock Ownership Plan loan agreement.

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

                           Part II - Other Information

Item 5.       Other

              In January 1997, the Company filed a Form 10Q/A for the period ending September 30, 1996. The filing supplies further information pertaining to various exhibits.

Item 6.     Exhibits and Reports on  Form 8K

      (a)   Exhibits

            Exhibit 10.45 -   401(k) Profit Sharing Plan and Adoption Agreement
                              of the Company

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

                                              Celadon Group, Inc.
                                                  (Registrant)

                                               /s/ Stephen Russell
                                     ----------------------------------------
                                     Stephen Russell, Chief Executive Officer

                                               /s/ Don S. Snyder
                                     ----------------------------------------
                                      Don S. Snyder, Executive Vice President
                                              Chief Financial Officer

Date:    February 12, 1997

                            STATEMENT OF DIFFERENCES

             The service mark symbol shall be expressed as .........'sm'