Form 10-Q
period 1997-03-31
CELADON GROUP INC
filed 1997-05-09
CIK 865941

-------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Common Stock ($.033 par value) of the Registrant as of the close of business on May 7, 1997 was 7,622,580.

                               CELADON GROUP, INC.

                                    INDEX TO

                            MARCH 31, 1997 FORM 10-Q

PART I.    FINANCIAL INFORMATION

      Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets at March 31, 1997
         and June 30, 1996...................................................................3

         Condensed consolidated statements of operations -  For the three and nine months ended March 31, 1997 and 1996.......................................................4

         Condensed consolidated statements of cash flows - For the nine months ended
         March 31, 1997 and 1996.............................................................5

         Notes to condensed consolidated financial statements ...............................6

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................................13

PART II.   OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K.............................................17


                         PART I - FINANCIAL INFORMATION

                               CELADON GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                   (UNAUDITED)

                                                                                    MARCH 31,        JUNE 30,
                                                                                     1997             1996
                                                                                    -----             ----
                                       A S S E T S
Current assets:
    Cash and cash equivalents...................................................    $1,174         $  5,246
    Trade receivables, net of allowance.........................................    27,161           33,642
    Accounts receivable - other.................................................     3,415            4,338
    Prepaid expenses and other current assets...................................     4,520            3,247
    Tires in service ...........................................................     3,268            2,814
    Income tax recoverable......................................................     3,269            3,926
    Assets held for resale......................................................        --            2,548
    Deferred income tax assets .................................................     4,087            3,404
                                                                                  --------         --------
                       Total current assets ....................................    46,894           59,165
                                                                                  --------         --------
Property and equipment, at cost ................................................   114,307           95,003
    Less accumulated depreciation and amortization..............................    28,062           22,715
                                                                                  --------         --------
               Net property and equipment.......................................    86,245           72,288
                                                                                  --------         --------
Deposits........................................................................       528              809
Tires in service ...............................................................     1,939            2,234
Advances to unconsolidated affiliate............................................     1,933               --
Intangible assets...............................................................       781              875
Goodwill, net of accumulated amortization.......................................     4,881            4,980
Other assets....................................................................     1,529            1,570
                                                                                  --------         --------
    Total assets................................................................  $144,730         $141,921
                                                                                  ========         ========


     L I A B I L I T I E S    A N D    S T O C K H O L D E R S '    E Q U I T Y

  Current liabilities:
    Accounts payable............................................................      5,208           8,707
    Accrued expenses ...........................................................     16,693          20,122
    Bank borrowings and current maturities of long-term debt....................      2,540           4,029
    Notes payable...............................................................        --            1,200
    Current maturities of capital lease obligations.............................     10,764           7,356
    Income taxes payable .......................................................        269             527
    Current maturities of ESOP loan.............................................        --              185
                                                                                  ---------        --------
         Total current liabilities..............................................     35,474          42,126
                                                                                  ---------        --------
Long-term debt, net of current maturities ......................................     10,236          26,552
Capital lease obligations, net of current maturities............................     45,682          23,473
Deferred income tax liabilities ................................................      8,675           7,796
                                                                                   ----------      --------
    Total liabilities...........................................................    100,067          99,947
                                                                                   --------        --------
Minority interest...............................................................         12              12
Commitments and contingencies
Stockholders' equity:

    Common stock, $.033 par value, authorized 12,000,000 shares; issued
      7,750,580 shares at March 31, 1997 and  June 30, 1996 ....................        256             256
    Additional paid-in capital..................................................     56,281          56,281
    Retained earnings ..........................................................    (10,506)        (14,035)
    Equity adjustment for foreign currency translation..........................       (420)           (355)
                                                                                  ----------      ----------
                                                                                     45,611          42,147
    Treasury stock, at cost, 128,000 shares and zero shares at March 31, 1997
      and June 30, 1996, respectively                                                  (960)             --
Less:
Debt guarantee for ESOP.........................................................         --            (185)
                                                                                  ---------        ---------
    Total stockholders' equity..................................................     44,651          41,962
                                                                                  ---------        ---------
    Total liabilities and stockholders' equity..................................   $144,730        $141,921
                                                                                  =========        =========

     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                   FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                           March 31,                       March 31,

                                                        1997          1996          1997           1996
                                                        ----          ----          ----           ----
Operating revenue..................................  $ 47,824      $ 44,138      $140,759       $123,652
                                                       ------      ---------     --------       --------
Operating expenses:
    Salaries, wages and employee benefits..........    16,787        16,427        50,260         46,036
    Fuel...........................................     8,011         7,422        23,074         19,617
    Operating costs and supplies...................     3,102         3,665         9,650          9,378
    Insurance and claims...........................     1,449         1,222         4,074          3,580
    Depreciation and amortization..................     2,647         1,901         7,527          5,531
    Rent and purchased transportation..............     8,754         8,293        25,993         23,433
    Professional and consulting fees...............       404           253         1,004            997
    Communications and utilities...................       774           658         2,264          1,920
    Permits, licenses and  taxes...................     1,111         1,015         3,187          2,972
    Employee stock ownership plan contribution.....         6            25            39             75
    (Gain) on sale of revenue equipment............      ----           (90)          ---           (995)
    Selling expenses...............................       860           809         2,335          2,280
    General and administrative.....................       342           677         1,843          1,833
                                                      --------     ---------     --------       --------
        Total operating expenses...................    44,247        42.277       131,250        116,657
                                                      --------     ---------     --------       --------

Operating income...................................     3,577         1,861         9,509          6,995

Other (income) expense:
    Interest expense, net..........................     1,304           927         3,662          2,738
    Other (income) expense net.....................         8            15           (37)            50
                                                      --------     ---------     --------       --------

Income from continuing operations before income
    taxes..........................................     2,265           919         5,884          4,207
    Provision for income taxes.....................       906           177         2,354          1,928
                                                      --------     ---------     --------       --------
      Income from continuing operations............     1,359           742         3,530          2,279

Discontinued operations :
    Loss from operations of freight forwarding
      division  (net of tax).......................      --             --            --          (1,137)
    Loss on disposal of freight-forwarding division
      (net of tax).................................      --             --            --          (8,214)
    Income from operations of logistics division (net
      of tax)......................................      --             90            --             538
                                                      --------     ---------     --------       --------
    Income from discontinued operations (net of tax)     --             90            --          (8,813)
                                                      --------     ---------     --------       --------
      Net income ..................................  $  1,359       $  832        $ 3,530        $(6,534)
                                                      ========     =========     ========       =========

Earnings per Common Share:
    Continuing operations..........................  $  0.18        $ 0.09        $  0.46        $ 0.29
    Discontinued operations........................      --           0.02            --          (1.11)
                                                      --------     ---------     --------       --------
      Net income loss per share ...................  $  0.18        $ 0.11        $  0.46        $(0.82)
                                                      ========     =========     ========       ========

Weighted average number of common shares and
      equivalents outstanding...................... 7,674,768      7,884,100      7,647,194     7,921,627
                                                    =========      =========     ==========     =========


     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         ( DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        NINE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                   ---------------------------
                                                                                      1997           1996
                                                                                      ----           ----
Continuing Operations:
Cash flows from operating activities:
    Net  income from continuing operations..................................       $   3,530      $   2,124
    Adjustments to reconcile net  income to net cash provided
         by operating activities:
         Depreciation and amortization......................................           7,527          5,531
      Provision for deferred income taxes...................................             864          2,580
      Provision for doubtful accounts.......................................             189             98
      Net (gain) on sale of property and equipment..........................              --           (995)
      Changes in assets and liabilities:
         (Increase) in trade receivables....................................          (1,132)        (6,853)
         (Increase) decrease in accounts receivable -- other................          (1,044)         5,029
         Decrease (increase) in income tax recoverable......................             569           (891)
         (Increase) in tires in service.....................................            (159)          (699)
         (Increase) in prepaid expenses and other current assets............          (1,422)          (452)
         Decrease (increase) in other assets................................           4,172         (2,830)
             Increase in accounts payable and accrued expenses..............             240          9,396
             (Decrease) in income taxes payable.............................            (148)          (571)
                                                                                    ---------      ---------
      Net cash provided by operating activities.............................          13,186         11,467
                                                                                    ---------      ---------
Cash flows from investing activities:
   Purchase of property and equipment.......................................          (1,274)        (7,482)
   Proceeds on sale of property and equipment...............................           13,864         1,877
   Decrease in deposits.....................................................              281           331
                                                                                     --------      --------
       Net cash provided by (used for) investing activities.................           12,871       (5,274)
                                                                                     --------      --------
Cash flows from financing activities:
   Proceeds from issuance of common stock...................................             --            136
   Purchase of common stock held in treasury................................            (235)          ---
   Proceeds from bank borrowings and debt...................................             --          1,909
   Payments of bank borrowings and debt ....................................         (19,005)         (436)
   Principal payments under capital lease obligations.......................          (8,234)       (6,312)
                                                                                    ----------    ----------
      Net cash (used for) financing activities .............................         (27,474)       (4,703)
                                                                                    ----------    ----------
      Net cash (used for) provided by continuing operations.................          (1,417)        1,490
                                                                                    ----------    ----------
Discontinued Operations:
   Income (loss) from operations, net of income taxes.......................              --           (247)
   Estimated loss on disposal, net of income taxes..........................              --         (8,214)
   Change in net operating assets...........................................           (2,655)        8,311
                                                                                    ----------    ---------
   Operating activities.....................................................           (2,655)         (150)
   Investing activities.....................................................             ---          2,678
   Financing activities.....................................................             ---         (1,873)
                                                                                    ----------    ----------
      Net cash provided by (used for) discontinued operations...............           (2,655)          655
                                                                                    ----------    ----------
   Increase (decrease) in cash and cash equivalents.........................           (4,072)        2,145
   Cash and cash equivalents at beginning of year...........................            5,246         1,809
                                                                                    ----------    ---------
   Cash and cash equivalents at end of period...............................        $   1,174      $  3,954
                                                                                    ==========    =========



     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (UNAUDITED)

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

                               CELADON GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 1997
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

Information as to the Company's continuing operations by division is summarized below (in thousands):


                                            FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                     March 31,                       MARCH 31,
                                                1997            1996          1997           1996
                                                ----            ----          ----           ----

Operating revenue:
   Truckload...............................    $41,675         $39,517      $123,950     $110,143
   Flatbed.................................      6,149           4,621        16,809       13,509
                                               --------        --------     --------     --------
       Total...............................    $47,824         $44,138      $140,759     $123,652
                                               ========        ========     ========     ========
Operating income:
   Truckload...............................   $  3,497         $ 2,423      $ 10,006      $ 8,879
   Flatbed.................................        323             230           838          571
                                               --------        --------     --------     --------
       Total from operating divisions            3,820           2,653        10,844        9,450
   Corporate expense.......................       (243)           (792)       (1,335)      (2,455)
   Interest expense........................     (1,304)           (927)       (3,662)      (2,738)
   Other income (expense)..................         (8)            (15)           37          (50)
                                               --------        --------     --------     --------
       Income from continuing operations
       before incomes taxes................   $  2,265        $    919      $  5,884      $ 4,207
                                               ========        ========     ========     ========
Capital expenditures (including capital leases):
   Truckload...............................   $    225         $ 3,098       $ 28,613     $22,772
   Flatbed.................................         --             --              32          18
   Corporate...............................         --             --              11           3
                                              ---------        --------      --------     -------
       Total...............................   $    225         $ 3 098       $ 28,656     $22,793
                                              =========        ========      ========     =======
Depreciation and amortization:
   Truckload...............................   $  2,571        $  1,836       $  7,294     $ 5,338
   Flatbed.................................         59              60            179         179
   Corporate...............................         17               5             54          14
                                             -----------      --------       --------     -------
       Total...............................   $  2,647        $  1,901        $ 7,527     $ 5,531
                                             ===========      ========       ========     =======
Total assets:
   Truckload...........................................................      $122,965    $106,701
   Flatbed.............................................................         7,272       7,100
                                                                             --------    --------
       Total from operating divisions..................................       130,237     113,801
   Corporate...........................................................         7,430       3,220
   Discontinued operations.............................................         7,063      34,957
                                                                             --------    --------
       Total...........................................................      $144,730    $151,978
                                                                             ========    ========

                               CELADON GROUP, INC.
            NOTES TO CONDENSED CONSOLIDATED STATEMENTS -- (CONTINUED)
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

Information as to the Company's continuing operations by geographic area is summarized below (in thousands):


                                          FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                    March 31,                       MARCH 31,
                                               1997            1996            1997           1996
                                               ----            ----            ----           ----
Operating revenue:
   United States.....................        $ 46,346       $ 42,788       $ 136,915      $ 120,117
   Mexico (I)........................           1,478          1,350           3,844          3,535
                                             --------       --------       ---------      ---------
     Total...........................        $ 47,824       $ 44,138       $ 140,759      $ 123 652
                                              ========      ========       =========      =========
Income before income taxes:
   United States.....................         $ 2,117         $   775        $ 5,772      $   3,909
   Mexico (I)........................             148             144            112            298
                                             ---------       ---------      --------    -----------
     Total...........................         $ 2,265         $   919        $ 5,884      $   4,207
                                              =======         =======        =======      =========
Total assets:
   Unites States......................................................     $ 135,931       $114,802
   Mexico (I).........................................................         1,736          2,219
                                                                          ----------      ----------
     Total............................................................     $ 137,667       $117,021
                                                                           =========      ==========




(I) Relates to the Company's trucking operations in Mexico.

Significant Customer:

        Revenue from Chrysler accounted for approximately 43% and 51% of the Company's revenue for the three months ended March 31, 1997 and 1996, respectively. The Company transports Chrysler after-market replacement parts and accessories within the United States and Chrysler original equipment automotive parts primarily between the United States and the Mexican border, which accounted for 31% and 69%, respectively, of the Company's revenue from Chrysler for the three months ended March 31, 1997 and 30% and 70%, respectively, for the three months ended March 31, 1996. Chrysler business is covered by two agreements, one of which covers the United States-Mexico business and the other of which covers domestic business. The international contract was extended for three years and now expires on December 31, 1999. The contract applicable to domestic movements is being renegotiated. No other customer accounted for more than 5% of the Company's revenue during any of its three most recent fiscal years.

                               CELADON GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 1997
                                   (UNAUDITED)

(3) INCOME TAXES

        The Company's effective tax rate differs from the statutory federal tax rate of 35% due to state income taxes and certain expenses which are not deductible for income tax purposes. The effective tax rates for continuing operations for the nine months ending March 31, 1997 and 1996 were 40% and 46%, respectively. The 1996 tax provision includes additional tax expense related to the non-deductible portion of expense allowances paid to drivers which pay practice was discontinued by the Company in September, 1995.

(4) HEDGING ACTIVITIES, COMMITMENTS AND CONTINGENCIES

        The Company, from time-to-time, enters into arrangements to protect against fluctuations in the price of the fuel used by its trucks. As of March 31, 1997, the Company had no contracts to purchase fuel for future physical delivery. Contracts for fuel delivery in the period March through July 1997 were canceled in the September 1996 quarter and the Company realized a cancellation gain of $85 thousand. This gain was reflected as a reduction in fuel expense in the September quarter. Additionally, the Company periodically acquires exchange-traded petroleum futures contracts and various commodity collar transactions. At March 31, 1997, the market value of outstanding transactions which extended through February 1998 approximated the $37 thousand recorded negative value and covered approximately 16% of the Company's fuel requirements. Gains and losses on transactions, not designated as hedges, are recognized when realized and in the March 1997 quarter a loss of $75 thousand was recorded. The net loss for the nine months ended March 31, 1997 was $7 thousand. The loss was reflected as adjustments to fuel expense in the respective periods. The current and future delivery prices of fuel are monitored closely and transaction positions adjusted accordingly. Total commitments are also monitored to ensure they will not exceed actual fuel requirements in any period.

        Standby letters of credit, not reflected in the accompanying condensed consolidated financial statements, aggregated approximately $2.2 million at March 31, 1997.

        The Company has outstanding commitments to purchase approximately $9.9 million of revenue equipment at March 31, 1997.

        The Company has been assessed approximately $750 thousand by the State of Texas for Interstate Motor Carrier Sales and Use Tax for the period from April 1988 through June 1992. The Company disagrees with the State of Texas over the method used by the state in computing such taxes and intends to vigorously pursue all of its available remedies. On October 30, 1996, the Company made a payment of $1.1 million, under protest, which includes interest to the date of payment and enables the Company to pursue resolution of the matter with the State of Texas Attorney General. In the March 1997 quarter, the Company filed its Original Petition against representatives of the State of Texas. The state responded and denied the Company's claims. The Company is preparing its evidence to submit to the Court. The Company has accrued an amount that management estimates is due based upon methods they believe are appropriate. While there can be no certainty as to the outcome, the Company believes that the ultimate resolution of this matter will not have a material adverse effect on its consolidated financial position.

        There are various claims, lawsuits and pending actions against the Company and its subsidiaries incident to the operation of its business. The Company believes many of these proceedings are covered in whole or in part by insurance and that none of these matters will have a material adverse effect on its financial position or results of operations.

(5)     DISCONTINUED OPERATIONS

        During December, 1995, the Board of Directors of Celadon Group, Inc. authorized the disposal of the Company's freight forwarding business. In connection with the Company's plan of disposition effective February 1, 1996, the U.S. customer list together with certain assets and liabilities of the Company's U.S. freight forwarding business, operating under the name Celadon/Jacky Maeder Company, were sold to the Harper Group, Inc.'s primary operating subsidiary, Circle International, Inc. Pursuant to the terms of the transaction, the total purchase price for these assets and liabilities will be paid in cash and will equal the net revenue derived from such customer list during the twelve-month period following February 1, 1996. The Harper Group, Inc. made an initial down payment of $9.5 million at closing with the balance of the purchase price to be paid in quarterly installments as earned by the Harper Group, Inc. It is now estimated that there will be no additional payments by the Harper Group, Inc., to the Company. The remaining assets and liabilities of this segment are in the process of liquidation.

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

        On December 18, 1996, the Company sold certain assets consisting primarily of customer lists of its wholly owned freight forwarding operations conducted in the New York area to NG Enterprises, Inc. (NGE), a company controlled by Norman G. Grief, the former President and Chief Executive Officer of Randy International, Inc. In connection with the sale, the Company acquired a 49% interest in NGE, agreed to provide a five year interest bearing revolving credit loan up to a $1.9 million secured by the assets of NGE and agreed to an option exercisable by NGE to acquire the Company's 49% interest in NGE for $300,000 initially, which amount will increase by $30 thousand annually. The Company will account for its investment in NGE on the cost basis in the future. No gain or loss was recognized on the sale.

                               CELADON GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 1997
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

        At March 31, 1997 and June 30, 1996, assets and liabilities included in the Company's consolidated balance sheet related to the discontinued operations are as follows (in thousands):


Freight Forwarding:                                        March 31,       June 30,
                                                             1997            1996
                                                             ----            ----
   Assets:
        Cash..........................................    $     519       $   3,142
        Accounts receivable (net of allowance)........        1,315           8,436
        Accounts receivable other.....................        1,224           2,558
        Assets held for resale........................           --              69
        Deferred income tax receivable................        2,965           2,369
        Prepaid expenses and other current assets.....          675             224
                                                         ----------        --------
            Total.....................................   $    6,698        $ 16,798
                                                         ==========        ========
  Liabilities and Equity:
        Accounts payable..............................    $   1,339       $   4,805
        Accrued expenses..............................        2,139           6,146
        Income taxes payable..........................           --             105
        Deferred income tax assets....................           --             (11)
        Equity adjustment for foreign currency translation       10              25
                                                         ----------        --------
            Total.....................................    $   3,478        $ 11,070
                                                         ==========        ========
Logistics:
  Assets:
        Cash..........................................    $    --          $     33
        Accounts receivable (net of allowances).......         --               303
        Accounts receivable other.....................         --               632
        Assets held for sale..........................         --             2,479(1)
        Income tax - receivable.......................          329             329
        Deferred income tax receivable................           36              36
                                                          ----------       --------
           Total......................................    $     365        $  3,812
                                                          ==========       ========
Liabilities and Equity:
        Accrued expenses..............................    $    --          $    214
        Income taxes payable..........................          272             276
        Deferred income taxes payable.................          210             206
        Equity adjustment for foreign currency translation     --                (2)
                                                          -----------      --------
            Total.....................................    $      482       $    694
                                                          ===========      ========

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

        On September 24, 1996, the Board extended to November 1, 1997, the expiration date for the stock purchase warrant originally issued to International Bancshares Corporation in August 1990 pursuant to the Employee Stock Ownership Plan loan agreement.

(7) SUPPLEMENTAL CASH FLOW INFORMATION

        During the nine months ended March 31, 1997 and 1996, capital lease obligations in the amount of $33.9 million and $15.8 million, respectively were incurred in connection with the purchase of, or option to purchase revenue equipment (including tires in service). Included in the current period is $6.6 million related to the sale leaseback of certain revenue equipment previously owned.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1996

        Revenue. Consolidated revenue from continuing operations of the Company increased by $3.7 million, or 8.4%, to $47.8 million for the three months ended March 31, 1997 (the "1997 period") from $44.1 million for the three months ended March 31, 1996 (the "1996 period"). Revenue from the truckload division increased by $2.2 million, or 5.6%, to $41.7 million in the 1997 period from $39.5 million in the 1996 period, reflecting a slight decline in volume and an increase in net rate per mile. The rate per mile, excluding out of route miles, increased by 6% to $1.10 per mile in the 1997 period from a $1.035 per mile in the 1996 period due to the Company's increased focus on the most economic business while eliminating non-compensatory business. The Company's flatbed division acquired in June, 1995 represented $1.5 million of the increase in consolidated revenues. The number of tractors operated by the Company's U.S. truckload operation in over- the-road service rose to 1,211 at March 31, 1997 compared to 1,119 at March 31, 1996 in both cases excluding 49 tractors operated by the Company's Mexican affiliate in both periods. The flatbed division's fleet of owner operated equipment increased to approximately 280 at March 31, 1997 from 210 at March 31, 1996.

        Operating income. The truckload division operating income increased by $1.1 million, or 45.8%, to $3.5 million in the 1997 period from $2.4 million in the 1996 period. The operating ratio for the truckload division, which is the percentage of operating expenses to its revenue, improved to 92% in the 1997 period from 94% in the 1996 period. The improvement in operating ratio was principally attributable to the increase in net rate per mile noted above partially offset by cost increases. Excluding Mexican operations, fuel cost per gallon, net of a $75 thousand loss on fuel management contracts, increased by $0.03 to $1.12 per gallon from $1.09 per gallon reflecting generally higher fuel costs during the period in the truckload division. Driver wages per billable mile increased to $0.354 from $0.341 due to a change in the pay rates in the fall of 1995 and adoption of a length of service bonus system in the fall of 1996. The Company's flatbed division operating ratio, which is typically higher than the Company's truckload division since its revenue is generated by owner-operators which are generally more expensive as a percentage of revenue than the use of Company owned equipment, improved to 94.8% in the 1997 period from 95.0% in the 1996 period. This improvement was primarily due to the flatbed division's overhead and fixed operating expenses not increasing as rapidly as the revenue increase. Costs associated with the rental of flatbed owner- operated equipment is classified as rent expense in the consolidated statement of operations.

        Corporate expenses decreased by $0.6 million to $0.2 million in the 1997 period from $0.8 million in the 1996 period. The decrease is primarily due to senior management changes implemented at the end of the June 1996 quarter and a net recovery of $300,000 for claims against Burlington Motor Carriers relating to terminated acquisition negotiations.

        Interest expense. Interest expense increased by $0.4 million, or 44%, to $1.3 million in the 1997 period from $0.9 million in the 1996 period, as a result of higher average outstanding borrowings and the conversion in October, 1996 of 252 tractors from operating lease to capital lease.

        Income taxes. The effective tax rates for the March 31, 1997 and 1996 periods were 40% and 19% respectively. The discontinuance of foreign operations associated with the logistics business and the reallocation of related taxes contributed to a lower effective rate for continuing operations in 1996. The lower effective tax rate during the 1996 period is also attributable to the cumulative impact of a lower estimate of state tax expense.

NINE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THE NINE MONTHS ENDED MARCH 31, 1996

        Revenue. Consolidated revenue from continuing operations of the Company increased by $17.2 million, or 13.9%, to $140.8 million for the nine months ended March 31, 1997 (the "1997 period") from $123.6 million for the nine months ended March 31, 1996 (the "1996 period"). Revenue from the truckload division increased by $13.8 million, or 12.5%, to $123.9 million in the 1997 period from $110.1 million in the 1996 period, primarily as a result of a volume increase in the demand for the Company's transportation services between the United States and Mexico in the nine months ended March 31, 1997, as well as an increase in rate per mile. The revenue miles increased by 8% in the 1997 period compared with the 1996 period. The rate per mile, excluding out of route miles, increased by 5% to $1.09 per mile in the 1997 period from a $1.04 per mile in the 1996 period due to the Company's increased focus on the most economic business while eliminating non-compensatory business. Revenue from the flatbed division increased by $3.3 million, or 24.4% to $16.8 million in the 1997 period from $13.5 million in the 1996 period, primarily as a result of increasing the network of owner-operated tractors to 280 at March 31, 1997 from 210 at March 31, 1996. The number of tractors operated by the Company's U.S. truckload operation in over-the-road service rose to 1,211 at March 31, 1997 compared to 1,119 at March 31, 1996 in both cases excluding 49 tractors operated by the Company's Mexican affiliate in both periods.

        Operating income. The truckload division operating income increased $1.1 million, or 12.4% to $10.0 million in the 1997 period from $8.9 million in the 1996 period. The operating ratio for the truckload division, which is the percentage of operating expenses to its revenue, decreased to 91.9% in the 1997 period from 92.0% in the 1996 period. The 1996 ratio includes approximately 1% point benefit from a gain of approximately $1.0 million on the sale of revenue equipment. Excluding Mexican operations, fuel cost per gallon increased by $0.07 to $1.12 per gallon from $1.05 per gallon reflecting generally higher fuel costs during the period in the truckload division. This cost increase is net of realized gain of $78 thousand attributable to the Company's fuel price management program. Driver wages per billable mile increased slightly due to a change in the pay rates in the fall of 1995 and adoption of a length of service bonus system in the fall of 1996. Other cost increases were offset by the revenue rate increases noted above. The Company's flatbed division operating ratio, which is typically higher than the Company's truckload division since its revenue is generated by owner- operators which are generally more expensive as a percentage of revenue than the use of Company owned equipment, improved to 95.0% in the 1997 period from 95.8% in the 1996 period. This improvement was primarily due to the flatbed division's overhead and fixed operating expenses not increasing as rapidly as the revenue increase. Costs associated with the rental of flatbed owner-operated equipment is classified as rent expense in the consolidated statement of operations.

        Corporate expenses decreased by $1.2 million to $1.3 million in the 1997 period from $2.5 million in the 1996 period primarily due to senior management changes implemented at the end of the June 1996 quarter decreased professional fees and a net recovery of $300,000 for claims against Burlington Motor Carriers relating to terminated acquisition negotiations.

        Interest expense. Interest expense increased by $1.0 million, or 37.0%, to $3.7 million in the 1997 period from $2.7 million in the 1996 period, as a result of higher average outstanding borrowings and the conversion in October, 1996 of 252 tractors from operating lease to capital lease.

        Income taxes. The effective tax rates for the March 31, 1997 and 1996 periods were 40% and 46% respectively. The higher effective tax rate during the 1996 period is principally due to additional tax expense related to the non-deductible portion of expense allowances paid to drivers, which pay practice was discontinued in September, 1995.

 LIQUIDITY AND CAPITAL  RESOURCES

        The Company's primary capital requirements in fiscal 1997 have been funding the acquisition of revenue equipment for the trucking division. These requirements have been met primarily by equipment leasing arrangements. During the March 31, 1997 quarter, the Company reduced the size of its credit line based on lower projected requirements. At March 31, 1997, the Company had a credit facility of $30.0 million from its banks. At March 31, 1997, $12.1 million was utilized as outstanding borrowings, and $2.2 million was utilized for standby letters of credit. The average balance outstanding during the nine months was $18.1 million and the highest balance outstanding was $32.4 million when the credit facility limit was $35.0 million.

        The credit facilities bear interest at either a margin over LIBOR or the bank's prime rate, at the option of the Company. The weighted average interest rate charged on outstanding borrowings was 7.44% at March 31, 1997. The standby letter of credit portion of the Company's facility collaterizes the Company's obligations under insurance policies for liability coverage relating to its trucking operations.

        The trucking division has financed some of its capital requirements by obtaining lease financing and notes payable on revenue equipment. At March 31, 1997, the Company had an aggregate of $56.6 million in such financing at interest rates ranging from 6.1% to 10.5%, maturing at various dates through 2003. Of this amount, $10.9 million is due within one year.

        During the December 1996 quarter, the Company declared its option to purchase certain revenue equipment previously financed with operating leases at the end of the lease term. As a result of this conversion, fixed assets and capital lease obligations increased $10.4 million. The Company also completed a sale leaseback of certain revenue equipment previously owned. The proceeds from the sale and the increase to capital lease obligations was $6.6 million.

        As of March 31, 1997, the Company had on order revenue equipment representing an aggregate capital commitment of $9.9 million. All of the new equipment has been or will be financed using a combination of operating and capital leases and the Company's credit facility.

        The Company's accounts receivable balance relating to continuing operations at March 31, 1997, increased $0.9 million to $25.8 million from $24.9 million at June 30, 1996. The net increase represented a $0.6 million increase in the truckload division and a $0.3 million increase in the flatbed division. The 4% increase in accounts receivable for the Company reflects the 14% increase in revenues for fiscal 1997.

        Effective September 19, 1996, the Company completed a sale/leaseback transaction relating to its new headquarters facility in Indianapolis, Indiana. The proceeds from the transaction were used to reduce by approximately $6 million the borrowings outstanding under its bank credit facility.

        The Company purchases fuel contracts from time-to-time for a portion of its projected fuel needs. At March 31, 1997, the Company had no contracts to purchase fuel for future delivery. The Company's fuel price management program has not significantly impacted the Company's recent operating results and has not adversely impacted the Company's liquidity.

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

SEASONALITY

        To date, the Company's revenues have not shown any significant seasonal pattern. However, because the Company's truckload division's primary traffic lane is between the Midwest United States and Mexico, winter generally has an unfavorable impact upon the Company's results of operations. Also, business demands for full truckload service tend to fall during holidays in both the U.S. and Mexico and the timing of holidays can therefore impact the Company's operations in any particular period.

INFLATION

        Many of the Company's operating expenses are sensitive to the effects of inflation, which could result in higher operating costs. The effects of inflation on the Company's businesses during fiscal 1997 and 1996 generally were not significant.

                                      PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON  FORM 8K

     (a)   Exhibits

           Exhibit 10.46 -    Settlement Agreement dated March 28, 1997 between Leonard R. Bennett and the Company.

           Exhibit 10.47 -    Fourth amendment, dated March 24, 1997, to the Credit Agreement dated
                              June 1, 1994 between Celadon Group, Inc., Celadon Trucking Services, Inc.
                              and NBD Bank N.A. and the First National Bank of Boston.

           Exhibit 11 -       Computation of per share earnings

           Exhibit 27 -       Financial Data Schedule

     (b)   Reports on Form 8-K

           No Current Reports on Form 8-K were filed during the three months ended March 31, 1997.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   CELADON GROUP, INC.
                                                      (Registrant)

                                                 /s/ Stephen Russell
                                        ------------------------------------
                                        Stephen Russell, Chief Executive Officer

                                                  /s/ Don S. Snyder
                                        ---------------------------------------
                                         Don S. Snyder, Executive Vice President
                                                 Chief Financial Officer

Date:   May 9, 1997