Form 10-K
period 1997-06-30
CELADON GROUP INC
filed 1997-09-12
CIK 865941

-------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1997

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

                         COMMON STOCK ($0.033 PAR VALUE)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes X     No
                     ----      -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

As of August 27, 1997, the aggregate market value of the Common Stock held by non-affiliates of the Registrant (4,023,138 shares) was approximately $50,792,117 (based upon the closing price of such stock on August 27, 1997). The number of shares outstanding of the Common Stock ($0.033 par value) of the Registrant as of the close of business on August 27, 1997 was 7,622,580.

                               CELADON GROUP, INC
                                    FORM 10-K

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
PART I


   ITEM 1.   Business..........................................................3
   ITEM 2.   Properties.......................................................14
   ITEM 3.   Legal Proceedings................................................15
   ITEM 4.   Submission of Matters to a Vote of Security Holders..............15


PART II

   ITEM 5.   Market for Registrant's Common Stock and Related
               Stockholder Matters............................................16
   ITEM 6.   Selected Financial Data..........................................17
   ITEM 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................18
   ITEM 8.   Financial Statements and Supplementary Data......................27
   ITEM 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosures...........................59

PART III

   ITEM 10.  Directors and Executive Officers of the Registrant...............60
   ITEM 11.  Executive Compensation...........................................64
   ITEM 12.  Security Ownership Principal Stockholders
               and Management.................................................72
   ITEM 13.  Certain Relationships and Related Transactions...................74


PART IV

   ITEM 14.  Exhibits, Financial Statement Schedules and
               Reports on Form 8-K............................................77

SIGNATURES....................................................................83

                                     PART I

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information in Items 1, 2, 3, 7 and 8 of this Form 10-K include information that is forward looking, such as the Company's opportunities to increase revenue from its truckload and flatbed services, its exposure to fluctuations in foreign currencies, its anticipated liquidity and capital requirements and the results of legal proceedings. The matters referred to in forward looking statements could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, the availability of drivers and fuel and the Company's successful wind-down of its freight forwarding division, as well as certain other risks described in Item 1 under "Competition" and "Regulation", and in Item 3 in "Legal Proceedings" and in Item 7 in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-K.

ITEM 1. BUSINESS

GENERAL

     Celadon Group, Inc. (collectively with its subsidiaries, the "Company"), is an international transportation company primarily offering full truckload and flatbed trucking services. The Company specializes in providing long-haul, full truckload service between the United States and Mexico. In fiscal 1997, the Company's truckload division transported approximately 114,000 full truckload shipments, of which approximately 62,800 were shipments to and from the United States - Mexican border. The flatbed division moved approximately 32,400 loads, primarily within the United States.

     The Company, a Delaware corporation headquartered in Indianapolis, Indiana, was formed on July 24, 1986 through the combination of two companies, Celadon Trucking Services, Inc. and Celadon Logistics, Inc., both owned by the same principal stockholders. The Company was traditionally engaged primarily in the long-haul, full truckload business. The Company expanded its trucking presence in Mexico during May 1995 by making an investment in Servicio de Transportacion Jaguar, S.A. de C.V. ("Jaguar"), formerly known as Transportes RQF, S.A. de C.V., a Mexican company formed to provide trucking services. In June 1995, the Company acquired Cheetah Transportation Company and CLK, Inc., including its subsidiary Cheetah Brokerage, Inc. (collectively "Cheetah"). Cheetah provides flatbed trucking and brokerage services principally in the United States.

TRUCKING

     The Company's trucking strategy is driven by a keen focus on service, technology, and logistics.

     Service. The Company specializes in providing premium truckload service principally to and from the United States-Mexican border. The Company targets large service-sensitive customers with time-definite delivery requirements and develops programs tailored to customer specific needs within the United States and Mexico. Service to these customers is enhanced by the Company's strategy of team-driver service, a high trailer-to-tractor ratio, the use of well maintained, late-model tractors and trailers, and 24-hour a day, seven-day a week dispatch and reporting services. In order to supplement its premium cross-border service, the Company has also developed strategic relationships with several key Mexican companies, and in May 1995, further strengthened its position with the investment in Servicio de Transportacion Jaguar, S.A. de C.V. ("Jaguar"), formerly known as Transportes RQF, S.A. de C.V. These relationships allow the Company to more effectively monitor shipper-to-consignee movements between the United States and Mexico, balance its northbound and southbound freight flows, and increase the productivity and utilization of its trailers.

     Technology. The Company has invested in technological applications to provide a strong platform for enhanced service and future growth. In particular, the Company has integrated information systems with a QUALCOMM'r', Inc. ("QUALCOMM'r'") satellite communication system (installed in all of the Company's over the road fleet, including Jaguar). This technology provides numerous competitive advantages in the area of customer service, driver satisfaction, time-definite service, and reduced maintenance costs. Additionally, management believes the linkage of the Company's trucking system with Jaguar may provide it with a distinct advantage over many of its competitors, especially in the area of logistics management.

     Logistics. Although the Company no longer operates a separate Logistics division, the Company continues to provide logistics services to its customers. The Company attempts to differentiate itself by offering to its truckload and flatbed customers value-added services, including a full service approach to managing, tracking and reporting the transportation of goods across borders and within the United States for its transportation customers. This expertise permits its transportation customers to rely on the Company to provide many services that were previously performed by the customer. Moreover, the Company's relationships with Jaguar, and several of the other Mexican trucking companies, allow the Company to offer full service logistics management of cross-border shipments. The Company's logistic management service provides an opportunity for the Company to realize greater revenue per truck mile as well as an opportunity to differentiate itself when competing for new customer contracts.

     TRUCKLOAD DIVISION

     The truckload division, which includes Jaguar, accounted for approximately 92%, 87%, and 100% of the Company's operating income from continuing operations (before corporate expenses) for fiscal 1997, 1996, and 1995, respectively. The truckload division, based in Indianapolis, Indiana, operates a fleet, which as of June 30, 1997 consisted of 1,297 tractors and 4,169 trailers based in the

United States, using non-union, Company-employed drivers. The truckload division derived approximately 64% of its revenue in fiscal 1997 from shipments transported to and from the United States-Mexican border. In order to maintain and strengthen its position in this market, the Company maintains a high trailer-to-tractor ratio compared to the industry average, enabling it to provide trailer availability in Mexico for northbound freight; in addition to the Indianapolis, Indiana headquarters it operates eight terminal locations, including facilities in Laredo and El Paso, Texas, which are the two largest inland freight gateway cities between the United States and Mexico; and it provides services between the United States and Mexico through operating arrangements and utilization of approximately 17 unaffiliated Mexican truckload carriers. In addition, through Jaguar, the Company operated 49 tractors at June 30, 1997 and had terminal facilities in Mexico City and Nuevo Laredo, Mexico.

     Chrysler Corporation ("Chrysler") is the Company's largest customer and accounted for approximately 47% of the truckload division's revenue in fiscal 1997. The Company transports Chrysler original equipment automotive parts primarily between the United States and Mexico and Chrysler after-market replacement parts and accessories within the United States.

     FLATBED DIVISION

     The flatbed division was purchased on June 29, 1995 for approximately $5 million. The flatbed division operates under the name of Cheetah Transportation Company ("Cheetah") and is headquartered in Mooresville, N.C. Cheetah operates through a network of agents and approximately 290 independent owner-operators to provide flatbed services to a wide range of customers. The segment's largest customer is the U.S. Government. Flatbed services are typically characterized by unique, special purpose freight such as military vehicles, large machinery, pipe and steel coils. Special permitting for the transportation of high-wide or overweight loads is occasionally required.

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

     The Company transports general commodity goods in the United States, to and from destinations in Canada (primarily eastern Canada), and to and from the United States-Mexican border. The volume of truckload freight shipped between the United States and Mexico had increased significantly during the three years leading up to the December 20, 1994 Mexico peso devaluation, primarily as a result of significant market-oriented economic reform in Mexico and increasing North American economic interdependence. Subsequent to the peso devaluation, imports into Mexico of United States manufactured consumer goods declined, while exports increased as a result of the weaker peso, which improved the Company's balance of northbound freight movements.

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

     OPERATIONS

     The following table sets forth certain unaudited operating data relating to the trucking revenue and operations of the Company for the periods and at the dates indicated:

                                                                     Fiscal year ended June 30,
                                                                     --------------------------
                                                              1997              1996             1995
                                                              ----              ----             ----
 Truckload:(2)

Operating ratio(1)........................................        92.1%            96.5%           89.1%
Average miles per trip....................................       1,172            1,230           1,199
Average revenue per revenue mile..........................       $1.19            $1.15           $1.17
Empty miles as a percent of revenue miles ................         9.1%             9.1%            9.7%
Total tractors operated at period end ....................       1,346            1,213             923
Total trailers operated at period end ....................       4,179            3,973           2,738

Flatbed:(3)

Operating ratio(1)........................................        95.1%            95.8%
Average miles per trip....................................         482               553
Average revenue per revenue mile..........................       $1.50             $1.38
Total tractors operated at period end ....................         288               201
Total trailers operated at period end ....................         308               221
--------
(1)  Represents operating expenses as a percentage of operating revenue.
(2)  Prior to 1996 excludes data related to Jaguar which was acquired in the fourth quarter of fiscal 1995.
(3)  Reflects the operations of Cheetah which was acquired in June 1995.

         In order to maximize its equipment utilization, the Company seeks customers that regularly ship multiple loads from locations along the Company's primary existing traffic lanes. Customer shipping patterns are regularly monitored and, as they expand or change, the Company attempts to obtain additional customers that will complement the new traffic lane.

         The Company's primary traffic lane is between the Midwest United States and the Mexican border, principally through Laredo and El Paso, Texas. To facilitate its operation in its primary traffic lane, the Company provides service between the United States and Mexico utilizing Jaguar and approximately
17 other Mexican carriers. In fiscal 1994, the Company entered into a five-year marketing and operating arrangement with Transportadora Hercel, S.A. de C.V.
("Hercel") for the purpose of coordinating the movement of equipment, the follow up on sales leads and marketing opportunities and the settlement of amounts due between Celadon and Hercel. In June 1996, this agreement was amended allowing the Company to conduct business with multiple Mexican carriers.

         In May 1995, the Company made an investment in Servicio de
Transportacion Jaguar, S.A. de C.V. ("Jaguar"), a previously inactive entity.
Jaguar operated 49 tractors at June 30, 1997 and has terminals in Mexico City and Nuevo Laredo, Mexico. For its investment, the Company acquired 75% of the stock of Jaguar.

         In June 1995, the Company acquired all of the issued and outstanding
Common Stock of Cheetah Transportation Company ("Cheetah") and CLK, Inc.
("CLK"). CLK, through its wholly owned subsidiary Cheetah Brokerage Company, operates as a freight broker. Operating since 1984, Cheetah is located in Mooresville, N.C. and provides primarily flatbed services exclusively through owner operators. At June 30, 1997, Cheetah's fleet of owner operators totaled approximately 290. The principal products handled by Cheetah include equipment, building materials, and wire cable. The Company's strategy is to provide its truckload customer base with flatbed services in the continental United States and, through the operations of Jaguar, to and from United States and Mexico.

         CUSTOMERS

         The principal types of freight transported by the Company include automotive parts, paper products, manufacturing parts, semi-finished products, appliances, and toys. The Company's customers frequently ship in the North-South trade lanes. The Company's truckload division currently services in excess of 5,000 trucking customers. Its largest customer is Chrysler, which accounted for approximately 47%, 54%, and 45% of the Company's truckload revenue for fiscal
1997, 1996, and 1995, respectively. Of the total revenue received in fiscal 1997 from Chrysler, approximately 30% was derived from the Company's transportation of after-market replacement parts and accessories within the United States and approximately 70% was derived from shipments of original equipment automotive parts between the Unites States and Mexico. Chrysler business is covered by two agreements, one of which covers the United States-Mexico business and the other of which covers domestic business. The international contract was extended for three years and now expires on December 31, 1999. The contract applicable to domestic business has expired but is being used as the basis to provide service while a new contract is negotiated. No other customer accounted for more than 5% of the Company's trucking revenue during any of its three most recent fiscal years.

         REVENUE EQUIPMENT

         The Company's fleet is comprised of premium tractors manufactured by Freightliner, Kenworth, and Peterbilt to the Company's specifications, which the Company believes helps it to attract and retain drivers in the truckload division and minimize maintenance and repair costs. The Company leases or owns all of its tractors and trailers in its truckload division and utilizes independent owner-operators in its flatbed division. The flatbed division, Cheetah, does not own or lease a significant amount of revenue equipment.

         As of June 30, 1997, the average age of the Company's tractors was approximately 2.4 years. The Company utilizes a comprehensive maintenance program to minimize downtime, enhance the resale value of its revenue equipment, and control its maintenance costs. Centralized purchasing of spare parts and tires, and centralized control of on-road repairs are also used to control costs. The Company generally replaces its tractors every five years, although it retains some older tractors for use on shorter haul routes where they can be operated more efficiently. The Company further reduces exposure to declines in the resale value of the Company's equipment by entering into agreements with certain manufacturers providing for pre-established resale values.

         The following table shows by type and model year the Company's, including Jaguar, revenue equipment at June 30, 1997:

   Model Year   ............................ Tractors            Trailers
   ----------                                --------            --------

   1998         ............................         17                 0
   1997         ............................        141                10
   1996         ............................        340             1,601
   1995         ............................        421               976
   1994         ............................        223               297
   1993         ............................        168               272
   1992         ............................         12               149
   1991         ............................         11                51
   1990         ............................          4               157
   Pre-1990     ............................          9               666
                                               --------           -------
      Total     ............................      1,346             4,179
                                               ========           =======


         Approximately 560 of the tractors are subject to operating leases and the remainder either are owned by the Company or subject to capital leases.
Approximately 59% of the Company's trailers are 48 foot units, and the remainder are 53 foot units which have become the standard for the larger United States truckload carriers but which currently may be operated legally in Mexico only in limited circumstances. The Company believes that its 3.1-to-1 trailer-to-tractor ratio is higher than the average industry ratio. The Company maintains a high trailer-to-tractor ratio in order to provide trailer availability in Mexico and to allow it to leave extra trailers with its high volume shippers to load and unload at their convenience. As of June 30, 1997, approximately 80% of the Company's trailers had an "air ride" system. As of June 30, 1997, the Company had on order 58 tractors and 300 trailers for delivery in fiscal 1998.
Management believes that there are presently adequate sources of secured equipment financing together with its existing credit facility and cash flow from operations to provide sufficient funds to purchase the tractors and trailers presently on order. Additional growth in the tractor and trailer fleet beyond the Company's existing orders will require additional sources of financing. See "Management's Discussion and Analysis of Financial Condition and
Results of Operations."

         COMPUTER CONTROL SYSTEM

         The Company utilizes a computerized management control system at its Indianapolis facility to monitor all aspects of its operations. This system provides the Company with current information regarding drivers, shipment status and location. The computer and communication system enables tracking and monitoring with Jaguar and certain other Mexican carriers.

         The Company completed a technology upgrade program during fiscal 1995.
As part of this program, all of the Company's over the road tractors have been equipped with a QUALCOMM'r' satellite tracking and communications system. By tracking the location of revenue equipment and providing two-way communications with drivers, the QUALCOMM'r' system simplifies equipment control and permits timely and efficient communication of critical operating data, such as shipment orders, loading instructions, routing, mileage operated, payroll, safety, traffic and maintenance information. The QUALCOMM'r' system permits transmission of load assignments directly to the on-board display unit, and will even signal a driver when an assignment is available, so he or she may sleep in the tractor pending an assignment. The QUALCOMM'r' system is integrated with the Company's operations and payroll systems. This fully integrated computer network allows the Company's dispatchers to be able to better match revenue equipment to available loads and schedule regular maintenance and fueling at Company terminals, thereby minimizing empty miles and improving productivity through better equipment utilization. Dispatchers in Indianapolis schedule, monitor, and coordinate shipments on a 24-hour a day, seven-day a week basis.

         During 1996, additional features were added to the system including the QTOP'r' computer system which enables computerized analysis of dispatching options and consideration of maintenance intervals, driver home-time and other factors. This implementation caused a disruption in ongoing operations with a significant adverse impact on functional performance. Further enhancements are planned to fully realize the benefits of the Company's technology investment.
"See Managements Discussion and Analysis of Financial Condition and Results of
Operations."

         The Company recognizes the potential problems for many computer systems and the users relating to the Year 2000. The preponderance of the Company's systems are purchased from outside vendors. The Company has assessed its primary systems and believes that virtually all of the systems are Year 2000 compliant.
Those installed systems which are not currently able to fully function in the Year 2000 either have new versions which are Year 2000 compliant and which the Company is preparing to install on the system, or the vendor has committed to a Year 2000 compliant release in sufficient time to allow installation and testing prior to critical cutover dates. Consequently, the Company presently does not anticipate either a significant amount of incremental expense or a disruption in service associated with the Year 2000 and its impact on the Company's computer systems.

         FUEL

         Fuel is a significant expense, and the Company has little or no control over the market price. The Company utilizes several techniques to manage its fuel expense. The Company purchases fuel in bulk for storage at the Company's terminals. The Company utilizes fuel efficient equipment and has equipped approximately 46% of its fleet with 300-gallon and 400-gallon fuel capacity with the balance of the fleet maintaining the standard 280-gallon capacity. This extra capacity permits the Company to maximize the use of bulk-purchased fuel stored at the Company's terminals. Additionally, the Company purchases fuel futures contracts from time to time for its projected fuel needs. Although the Company has in the past been able to assess fuel surcharges to customers, shortages of fuel or increases in fuel prices such as those experienced in March and April 1996, which were not passed along by the Company to its customers until early May 1996, have an adverse effect on the Company's profitability.

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

         DRIVERS

         At June 30, 1997, the Company employed 1,576 drivers including those on vacation and inactive status. Drivers are selected in accordance with specific guidelines, relating primarily to safety records, driving experience, and personal evaluations, including a physical examination and mandatory drug testing. All drivers attend an orientation program and ongoing driver efficiency and safety programs. On a periodic basis, the Company measures the length of Company service of the driver work force. Compared to the first quarter of fiscal 1997, the percentage of drivers with less than one year of service dropped from 56% to 44% by the end of June 1997. As of June 30, 1997, the average length of time that the Company's Truckload Division drivers had been employed by the Company was approximately 2.25 years.

         The truckload industry, and thus the Company, is subject to occasional driver shortages. In the fourth quarter of the 1996 fiscal year and periodically throughout fiscal 1997, some driver shortages were experienced by the Company as a consequence of fleet growth. Management believes the Company's ability to avoid severe driver shortages results from the measures it takes to attract and retain highly qualified drivers and promote safe operations. The Company tracks each driver's location on its computer system, allowing him or her to return home on an average of once every two weeks. The Company also purchases or leases premium quality tractors and equips them with optional comfort and safety features, such as air ride suspension and seats, stereo systems, air conditioners, and oversized sleeper cabs. Drivers are compensated on the basis of miles driven and number of stops or deliveries made, plus bonuses relating to performance and compliance with the Company's safety policies. The Company has modified its pay structure from time-to-time to retain and recruit experienced drivers while maintaining a competitive pay structure.
The changes reflect the value assigned to longer service and experienced employees. Drivers also are eligible to participate in the Company's 401(k) profit sharing plan, employee stock ownership plan, employee stock purchase plan and health insurance plans. None of the Company's drivers are represented by a collective bargaining unit.

         As of June 30, 1997, approximately 21% of the Company's tractors were operated as two- person teams. Two-person driver teams permit freight to be moved with fewer interruptions and more profitably. The Company has attempted to increase its number of two-person tractor driving teams by increasing compensation to team drivers relative to solo drivers, and is attempting to further increase its number of two-person driving teams by purchasing a number of "condo unit" tractors designed to afford team members a higher degree of privacy and comfort. Use of two-person teams is balanced against the number of available trucks. In certain circumstances, the Company has split two-person teams to improve utilization of available equipment.

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

 FREIGHT FORWARDING

         The Company entered the international freight forwarding business through the acquisition in fiscal 1991 of International Freight Holding
Corporation and its subsidiaries (collectively, "Randy International"), which had been in operation since 1969 and whose services included ocean freight forwarding and customs brokerage. Effective October 31, 1994, the Company formed a partnership pursuant to the Partnership Agreement with Jacky Maeder, Ltd., a freight forwarding company wholly owned by Swissair, for the purpose of combining the respective United States freight forwarding operations of Randy
International and Jacky Maeder, Ltd.

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

         During December, 1995 the Board of Directors of Celadon Group, Inc.
authorized the disposal of the Company's freight forwarding business. In connection with the Company's plan of disposition effective February 1, 1996, the U.S. customer list together with certain assets and liabilities of Celadon's
U.S. freight forwarding business, operating under the name Celadon/Jacky Maeder
Company, were sold to the Harper Group, Inc.'s primary operating subsidiary, Circle International, Inc. Pursuant to the terms of the transaction, the total purchase price for these assets and liabilities would be paid in cash and would equal the net revenue derived from such customer list during the twelve-month period following February 1, 1996. The Harper Group, Inc. made an initial down payment of $9.5 million at closing with the balance of the purchase price, if any, to be paid in quarterly installments as earned by the Harper Group, Inc.
There were no additional payments by Harper Group, Inc. to the Company based on reported net revenues during the measurement period.

         The Company concluded the sale of the United Kingdom freight forwarding operation to a subsidiary of the Fritz Companies, in June 1996.

         Also in May 1996, the Company became the sole owner of the freight forwarding operations conducted in the New York area by acquiring the minority interest of Swissair. This step was taken to facilitate the ultimate disposition of this operation. On December 18, 1996, the Company sold certain assets consisting primarily of customer lists of its wholly owned freight forwarding operations conducted in the New York area to NG Enterprises Inc. (NGE), a company controlled by Norman G. Grief the former President and Chief Executive
Officer of Randy International, Inc. In connection with the sale, the Company received a 49% interest in NGE, was relieved of its obligation to Norman G.
Grief under his employment contract, agreed to provide a five year interest bearing revolving credit loan up to $1.9 million secured by the assets of NGE and agreed to an option exercisable by NGE to acquire the Company's 49% interest in NGE for $300,000 initially, which amount would increase by $30 thousand annually. No gain or loss was recognized on the sale. On July 11, 1997, the Company transferred its 49% interest in NGE to NGE and the business conducted by NGE was sold to Union-Transport Corporation, a wholly owned subsidiary of Union-Transport, Inc. a global logistics company. In that transaction, Union-Transport Corporation assumed, with the Company's consent, certain of the obligations of NGE to the Company.

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

         In the quarter ended June 30, 1996, the Company continued its program to concentrate on its core business in truckload and flatbed trucking services by reducing unrelated activities. In March 1994, the Company had started the operation of a package delivery business. This business operated in the Logistics division, under the name Celadon Express, Inc. ("Express") and was sold in June

1996. In May 1995, the Company's Logistics division had commenced the operation of Celsur, Inc. ("Celsur"), a warehousing, logistics and distribution business operating in South America. On July 3, 1996, Celsur was sold to the former
President of Celadon Group, Inc. for $3.1 million. The sales price was paid with 100,000 shares of the Company's Common Stock valued at $725,000, and an interest bearing promissory note for $2.4 million which was paid in full when due on October 3, 1996. Following the sale of the two subsidiaries, the Company determined that it would discontinue offering logistics services as a separate product line.

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

PERSONNEL

         At June 30, 1997, the Company employed 2,057 persons, of whom 1,576 were drivers, 110 were truck maintenance personnel and 371 were administrative personnel. None of the Company's drivers or other employees is represented by a union. In the opinion of management, the Company's relationship with its drivers and other employees is satisfactory.

CARGO LIABILITY,  INSURANCE, AND LEGAL PROCEEDINGS

         The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injury or property damage incurred in the transportation of freight. In its trucking division, the Company assumes responsibility from its customers for the safe delivery of the cargo.
Other carriers of the Company's shipments are liable to the Company in the same manner and to the same extent as the Company is liable to its customers. The
Company currently is self-insuring to $15,000 per occurrence for liability resulting from physical damage claims and $50,000 per occurrence for personal injury and property damage claims, $150,000 for workers' compensation and $10,000 per occurrence for cargo loss. Management believes its uninsured exposure is conservative for the industry. Consequently, the Company does not believe that the litigation and claims experienced will have a material impact on the Company's financial position or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement
No. 128, Earnings per Share, which is required to be adopted for financial statements issued for periods ending after December 15, 1997. This statement establishes standards for computing and presenting earnings per share (EPS). It requires dual presentation of basic and diluted EPS on the face of the income statement and a reconciliation between the computations. The Company has not yet determined the impact of Statement 128 on its reported earnings per share.

     In June 1997, the Financial Accounting Standards Board issued Statement No.
131, Disclosures about Segments of an Enterprise and Related Information, which is effective for fiscal years beginning after December 15, 1997. This statement establishes requirements for reporting information about operating segments.
This statement may require a change in the way the Company's segments are presently reported; however, the extent of the change, if any, has not been determined.

ITEM 2.  PROPERTIES

TRUCKING

     The Company as well the truckload division is headquartered in Indianapolis, Indiana within four buildings located on 30 acres of property leased by the Company. Dispatch, customer service, maintenance, truck washing, fuel storage and administrative functions for the truckload division are centralized at this location. Additionally, the facility includes driver training space, lounge and sleeping areas for drivers and a large parking area.
The Company also owns 10 acres of property in Laredo, Texas on which a facility was built in July 1992. The Laredo facility includes administrative functions, lounge and sleeping facilities for drivers, parking, fuel storage, and truck washing facilities. Routine maintenance of the Company's tractors and trailers is primarily performed at these facilities. The Company's flatbed operation is located in Mooresville, North Carolina.

     The Company also maintains seven other regional terminals in Belleville, Michigan; Ontario, Canada; El Paso, Denton and Houston, Texas; Chicago, Illinois and Fontana, California for parking and customer support. In addition, the Company maintains terminal locations in Nuevo Laredo and Mexico City, Mexico.
All of these facilities currently are leased. The Company believes that as current leases expire, it will be able to renew them or find comparable facilities without incurring any material adverse effect on service to customers or its operating results.

ITEM 3. LEGAL PROCEEDINGS

     See discussion under "Cargo Liability, Insurance, and Legal Proceedings."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Celadon Group, Inc. held its regular Annual Meeting of shareholders on December 17, 1996. Proxies representing 6,662,886 shares of Common Stock or
87.41% of the total outstanding shares voted as follows:

Proposal I - (Elections of Directors)

                                        Voted For            Vote Withheld
                                        ---------            -------------
     Stephen Russell                    6,647,648                15,238
     Paul A. Biddelman                  6,647,898                14,988
     Michael Miller                     6,645,898                16,988
     Kilin To                           6,647,898                14,988
     Joel E. Smilow                     6,647,898                14,988

Proposal II - (Ratification of appointment of Ernst & Young LLP as Auditors)

        For              Against            Abstain             Non-Vote
        ---              -------            -------             --------
     6,644,814            13,838             4,234                  0






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

              FISCAL 1996

     Quarter ended September 30, 1995                  $18.75           $  8.38

     Quarter ended December 31, 1995                   $12.25           $  7.75

     Quarter ended March 31, 1996                      $12.25            $ 8.75

     Quarter ended June 30, 1996                       $13.875           $ 7.75

              FISCAL 1997

     Quarter ended September 30, 1996                  $9.50             $ 5.75

     Quarter ended December 31, 1996                   $11.25            $ 8.47

     Quarter ended March 31, 1997                      $12.75           $ 10.00

     Quarter ended June 30, 1997                       $11.75           $ 10.25


     On August 27, 1997, there were approximately 1,300 holders of the Company's
Common Stock, and the closing price of the Company's Common Stock was $12.625.

DIVIDEND  POLICY

     Although the Company has paid cash dividends on its the Common Stock from time to time, it has not paid any dividends on its Common Stock in 1996 and 1997 and has no present intention of paying cash dividends on its Common Stock in the foreseeable future. Moreover, pursuant to its credit agreements, the Company and certain of its subsidiaries may pay cash dividends only up to certain specified levels and if certain financial ratios are met.

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


                                                            Fiscal year ended June 30,
                                                   ------------------------------------------------------
                                                   1997       1996          1995        1994         1993
                                                   ----       ----          ----        ----         ----
                                                              (In thousands except per share data)

Statement of Operations Data:
Operating revenue:
   Truckload..............................    $167,609      $148,167    $ 116,360       $94,746    $ 76,558
   Flatbed ...............................      23,426        18,377          ---           ---        ---
                                              ---------    ----------  ---------------------------- -------
          Total operating revenue.........    $191,035      $166,544    $ 116,360       $94,746     $76,558
                                              ========      ========    =========       =======     =======

Operating income:
   Truckload..............................     $13,253       $ 5,205      $12,690      $11,740      $ 7,999
   Flatbed ...............................       1,145           768          ---          ---          ---
                                              ---------    ----------  ----------      -------      -------
        Total from operating divisions....      14,398         5,973       12,690       11,740        7,999

Corporate expenses........................       1,963         4,236        3,511        3,410        2,837
Interest expenses.........................       4,944         3,672        3,171        4,342        4,250

Equity loss in unconsolidated affiliate...         ---           ---          ---          ---          343
Gain on sale of investment in
   unconsolidated affiliate...............         ---           ---          ---         (189)         ---
Other expense (income)....................        (37)            72          103           (6)          21
                                               ---------     --------   ----------     --------    --------
Income (loss) from continuing operations
    before income taxes...................       7,528        (2,007)       5,905        4,183          548
Provision for income taxes (benefit)......       3,024          (411)       3,690        1,711          252
                                              ---------      --------       ------     --------      ------

Income (loss) continuing operations.......       4,504        (1,596)       2,215        2,472          296
Income (loss) discontinued operations.....         ---       (15,203)      (2,606)         731         (288)
                                              --------      --------    ---------       ------       ------
   Net income (loss)......................       4,504       (16,799)        (391)       3,203            8
Preferred stock dividends and
   redemption premium (1).................         ---           ---          ---          262          317
                                              --------      --------    ---------       -------      ------
Net income (loss) attributable to
   common stockholders....................      $4,504      $(16,799)       $(391)      $2,941        $(309)
                                                ======      ========        =====       ======        =====
Earnings (loss) per common share:
   Continuing operations..................        $.59         $(.20)       $.31          $.46        $(.01)
   Discontinued operations................        ---          (1.93)       (.36)          .15         (.09)
                                           -----------    -----------   --------       --------       -----
   Net income (loss) (2)..................        $.59        $(2.13)     $(. 05)         $.61        $(.10)
                                                 =====        ======     =======        =======       =====
Dividends per common share (3)............        $---          $---       $ ---          $---         $.02
                                                 =====        ======     =======        =======       =====
Weighted average number of common
   shares and common share equivalents

   outstanding............................       7,653         7,879        7,192        4,853        3,263


                                                                Fiscal year ended June 30,
                                           -------------------------------------------------------------------
                                                    1997         1996          1995        1994         1993
                                                    ----         ----          ----        ----         ----
                                                                       (in thousands)
Balance Sheet Data:

Working capital (deficit)...........           $  12,753     $ 17,291      $ 23,801    $ 17,491     $  (305)
Total assets........................             139,194      141,921       151,624      99,265      80,227
Long-term debt......................              62,194       57,822        39,557      29,234      44,028
Redeemable preferred stock..........                 ---          ---           ---         ---       2,000
Redeemable common stock.............                 ---          ---         3,614         ---         ---
Stockholders' equity................              45,805       41,962       57,839(5)   42,079(4)     1,538


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

 (3)     See "Dividend Policy" under Part II Item 5 of this Annual Report.

 (4) Includes the effect of the net proceeds ($29.9 million) from the Company's initial public offering and the conversion of the senior subordinated debt ($7.6 million) to Common Stock.

 (5) Includes the effect of the net proceeds ($15.9 million) from the issuance of Common Stock in a public offering.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

      On July 11, 1997, the Company transferred its 49% interest in N.G. Enterprises Inc. (NGE) to NGE and agreed to the substitution of Union-Transport Corporation (UTC) and its parent Union- Transport, Inc. (UTI), a large, closely-held global logistics company, as the obligor under certain outstanding commitments of NGE to the Company. Under the revised agreements, the outstanding obligations will be amortized as to both principal and interest over a three year period with the initial installments due October 1, 1997. The maximum principal loan amount outstanding with UTC and UTI will be $2,025,000. No gain or loss was recognized upon the transfer of the ownership interest or substitution of the obligor.

      On August 25, 1997, the Company acquired the net assets of the transportation services unit of the General Electric Industrial Control Systems (GEICS) business and a five-year contract to continue providing transportation service to GEICS, which represents approximately one-half of the current business volume of the transportation services unit. The total acquisition price was $8.5 million payable as $5.5 million in cash at closing and a $3.0 million note plus assumption of certain liabilities and lease obligations.

RESULTS OF OPERATIONS

      The following table includes certain information with respect to the operating revenue, operating income, identifiable assets, and operating margin of the Company's truckload and flatbed operations for the periods indicated. The flatbed division was acquired in June 1995. In general, revenue from the flatbed division has a lower operating profit than revenue from the truckload division as the flatbed division utilizes mainly independent owner operators. For operating revenue, the percentage of consolidated revenue columns indicate the respective division's revenue as a percentage of the Company's consolidated revenue for each period. Operating income by division reflects revenue less direct costs and does not reflect an allocation of corporate expenses or interest expense. For operating margin, the percentage of a division's revenue columns represent operating income of a particular division as a percentage of revenue of such division for each period. See Note 2 of "Notes to Consolidated Financial Statements" appearing elsewhere in this Annual Report.

                                                                     FISCAL YEAR ENDED JUNE 30,
                                                                  --------------------------------
                                                                     1997       1996       1995
                                                                     ----       ----       ----
Operating revenue as a percentage of total
   operating revenue:
     Truckload............................................           87.7%      89.0%    100.0%
     Flatbed..............................................           12.3       11.0       ---
                                                                   -------    --------  -------
         Total operating revenue..........................          100.0%     100.0%    100.0%
                                                                   =======    =======   =======
Operating income as a percentage of total operating income
   (before corporate expenses):
     Truckload............................................           92.0%      87.1%    100.0%
     Flatbed..............................................            8.0       12.9       ---
                                                                   -------    -------   -------
         Total from operating divisions...................          100.0%     100.0%    100.0%
                                                                   =======    =======   =======
Identifiable assets as a percentage of total assets:
     Truckload............................................           85.7%      75.9%     57.3%
     Flatbed..............................................            5.9        5.0       0.4
     Corporate............................................            4.0        4.6       5.6
                                                                      ---        ---       ---
         Continuing operations............................           95.6       85.5      63.3
                                                                     ----       ----      ----
     Logistics............................................            ---        2.7       2.1
     International Freight Holding Corp...................            4.4       11.8      34.6
                                                                      ---       ----      ----
         Discontinued operations..........................            4.4       14.5      36.7
                                                                      ---       ----      ----
         Total assets.....................................          100.0%     100.0%    100.0%
                                                                   =======    =======   =======
Operating income as a percentage of division's revenue:
     Truckload............................................            7.9%       3.5%     10.9%
     Flatbed .............................................            4.9        4.2       ---
Corporate expenses as a percentage of total
       operating revenue..................................           (1.0)      (2.6)     (3.0)
Total operating income less corporate expenses
       as a percentage of total operating revenue.........            6.5%       1.1%      7.9%


FISCAL YEAR ENDED JUNE 30, 1997  COMPARED WITH FISCAL YEAR ENDED JUNE 30, 1996

       REVENUE. Consolidated revenue from continuing operations of the Company increased by $24.5 million, or 14.7%, to $191.0 million for the year ended June 30, 1997 ("fiscal 1997") from $166.5 million for the year ended June 30, 1996 ("fiscal 1996"). Revenue from the truckload division which includes the Company's Mexican subsidiary, Jaguar, increased by $19.4 million, or 13.1%, to $167.6 million in fiscal 1997 from $148.2 million in fiscal 1996. This increase was attributable principally to higher demand for the Company's transportation services between the United States and Mexico as well as domestic markets coupled with a 4% increase in overall rates per mile. The number of tractors operated by the truckload division increased to 1,346, including 49 operated by Jaguar, at June 30, 1997 from 1,213 at June 30, 1996.

       Revenue for Jaguar increased by $0.8 million, or 17.8%, to $5.3 million for fiscal 1997 from $4.5 million for fiscal 1996. Jaguar operated 49 tractors at the end of fiscal 1997 and 1996.

       Revenue for the flatbed division which operates under the name of Cheetah Transportation Company (Cheetah) increased by $5.0 million, or 27.2%, to $23.4 million for fiscal 1997 from $18.4 million for fiscal 1996. The increase is primarily due to the number of owner-operated tractors in Cheetah's network which increased to 288 at June 30, 1997 from 201 at June 30, 1996.

       OPERATING INCOME. The truckload division operating income increased by $8.1 million, or 156% to $13.3 million in fiscal 1997 from $5.2 million in fiscal 1996. The operating ratio, which relates expenses to revenue, decreased to 92.1% in fiscal 1997 from 96.5% in fiscal 1996. The decrease in the operating ratio is principally related to the rate increase noted above and an 11% increase in capacity and improved efficiency without a corresponding increase in fixed costs. Total miles per tractor increased 1.6% in 1997 compared with 1996 and empty miles (deadhead) fell to 8.4% from 9.1%, an improvement of 8%. Also, costs associated with unfavorable litigation settlements and equipment repairs were abnormally high in 1996 by approximately $1.8 million and were only partially offset by gains on equipment sales in 1996. Improved cost controls generally also contributed to the improved operating ratio in 1997. Driver wages per mile decreased 2% and fuel cost per mile increased 2% reflecting an increase of 4.3 cents per gallon of fuel purchased or 4%.

       The flatbed division operating income was $1.1 million in fiscal 1997 representing an operating ratio of 95.1% an improvement of .7% over the 1996 operating ratio of 95.8%. The operating ratio of the flatbed division is typically higher than the truckload division due to reliance on independent owner operators to provide the transportation service. Increases in capacity by expanding the owner-operator network without correspondingly increasing overhead results in an improved operating ratio. In 1997, the flatbed division payments to owner-operators of $18.3 million, an increase of $4.0 million on higher volume are included in rent and purchased transportation expense and payments to brokers of $1.8 million, an increase of $0.4 million, are included in selling expense.

       Corporate expenses decreased from $4.2 million in fiscal 1996 to $2.0 million in fiscal 1997. The decrease is primarily due to senior management changes implemented at the end of the June 1996 quarter which resulted in $0.8 million in one time costs for separations in 1996 as well as lower fixed expense levels in 1997 and a net recovery in 1997 of $0.3 million for claims against Burlington Motor Carrier relating to terminated acquisition negotiations.

       INTEREST EXPENSE. Interest expense in fiscal 1997 was $4.9 million, compared to $3.7 million in fiscal 1996. The increase was the result of higher borrowings which include not only bank borrowings but also borrowings under capital leases relating to equipment and increased interest rates.

       INCOME TAXES. Income taxes increased from a tax benefit of 20.5% of pre-tax loss in 1996 to 40% of pre-tax income in 1997. The change in the effective tax rate for 1997 reflects the Company's higher pretax income and the impact of nondeductible expenses as a percentage of pretax income.

FISCAL YEAR ENDED JUNE 30, 1996 COMPARED WITH FISCAL YEAR ENDED JUNE 30, 1995

       REVENUE. Consolidated revenue from continuing operations of the Company increased by $50.1 million, or 43.0%, to $166.5 million for the year ended June 30, 1996 ("fiscal 1996") from $116.4 million for the year ended June 30, 1995 ("fiscal 1995"). Revenue from the truckload division which includes the Company's Mexican subsidiary (Jaguar) increased by $31.8 million, or 27.3%, to $148.2 million in fiscal 1996 from $116.4 million in fiscal 1995. This increase was attributable principally to higher demand for the Company's transportation services between the United States and Mexico as well as domestic markets, offset partially by a 2% decrease in rates per mile. The number of tractors operated by the truckload division increased to 1,213, including 49 operated by Jaguar, at June 30, 1996 from 923 at June 30, 1995.

       During fiscal 1996, Jaguar, which was acquired in May 1995, reported revenues of $4.5 million and at the end of fiscal 1996 Jaguar operated 49 tractors.

       Revenue for the flatbed division which operates under the name of Cheetah Transportation Company (Cheetah) was $18.4 million in fiscal 1996. The division was acquired in June of 1995 and accordingly no prior year results are presented. As of June 1996, the Cheetah owner-operator network included approximately 201 tractors.

       OPERATING INCOME. The truckload division operating income decreased by $7.5 million, or 59% to $5.2 million in fiscal 1996 from $12.7 million in fiscal 1995. The operating ratio, which relates expenses to revenue, increased to 96.5% in fiscal 1996 from 89.1% in fiscal 1995. The increase in the operating ratio is principally related to a decrease in equipment utilization and higher salaries and wages, principally driver pay, resulting from an increase in pay rates at the beginning of fiscal 1996 and higher fuel costs particularly in the second half of fiscal 1996. Also, operating efficiency was adversely affected in the fourth quarter of fiscal 1996 as a result of the disruption caused by installing a new computerized operating system at the truckload division. These factors were partially offset by a gain on the sale of revenue equipment.

       The flatbed division operating income was $0.8 million in fiscal 1996 representing an operating ratio of 95.8%. The operating ratio of the flatbed division is typically higher than the truckload division due to reliance on independent owner-operators to provide the transportation service. In 1996, the flatbed division payment to owner-operators contributed $14.3 million to the increase in rent and purchased transportation expense and payments to brokers of $1.4 million are included in selling expense.

       Corporate expenses increased from $3.5 million in fiscal 1995 to $4.2 million in fiscal 1996, primarily due to increased administration compensation, including $0.8 million recorded in the fourth quarter for executive officer separation costs, and professional fees.

       INTEREST EXPENSE. Interest expense in fiscal 1996 was $3.7 million, compared to $3.2 million in fiscal 1995. The increase was the result of higher borrowings and increased interest rates.

       INCOME TAXES. Income taxes decreased from 62.5% of pre-tax income in 1995 to a tax benefit of 20.5% of pre-tax loss in 1996. The decrease in the effective tax rate for 1996 reflects a decrease in the non-deductible portion of expense allowances paid to drivers offset by the Company's lower pre-tax income.

DISCONTINUED OPERATIONS

       Due to operating losses in the Company's freight forwarding business and an assessment of the risks associated with the actions necessary to return to profitability, during December, 1995 the Board of Directors of Celadon authorized the disposal of the business. In the quarter ended June 30, 1996, the Company continued its program of concentrating on its core business in truckload and flatbed trucking, and the decision was made to sell the Company's package express business headquartered in New York City, as well as the South American warehousing logistics and distribution business. Both of these businesses were included in the logistics and other business segment. The remaining logistics business will no longer be conducted as a separate activity. As a result, the logistics and other segment is also shown as discontinued operations. Revenues attributable to discontinued operations prior to discontinuance were $132.4 million in fiscal 1996 and $133.9 million in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

       Since the Company's initial public offering in January, 1994, its primary capital requirements have been funding the acquisition of revenue equipment for the trucking division, the acquisitions of Guestair, Ltd. and Cheetah, a 70% interest in the business previously operated by Jacky Maeder, Ltd., and the investments in Jaguar and Celsur as well as construction of the Company headquarters in Indianapolis, IN. These requirements have been met primarily by internally generated funds, bank financing, equipment leasing arrangements, and issuances of the Company's securities. Due to the conclusion of the withdrawal from certain businesses shown as discontinued operations in the financial statements, the Company's ongoing capital requirements for continuing operations will be reduced.

       As of June 30, 1996, the Company had a Credit Facility aggregating $35.0 million but was not in compliance with the financial ratios specified in its Credit Facility. As of September 13, 1996, the lenders waived the covenant defaults, extended the term of the facility to April 1, 1997 and increased the interest rate charged on outstanding borrowings by .625%. The lenders subsequently reduced the interest rate by .375% and extended the term of the facility to November 1, 1999. As of March 1, 1997, the Company reduced its Credit Facility to $30.0 million based on anticipated future requirements. At June 30, 1997, $11.5 million was utilized as outstanding borrowings and $2.2 million was utilized for standby letters of credit. The average balance outstanding during the 1997 fiscal year was $16.6 million and the highest balance outstanding was $32.4 million when the credit facility limit was $35.0 million.

       The current credit facility bears interest at either a margin over LIBOR or the bank's prime rate, at the option of the Company. The weighted average interest rate charged on outstanding borrowings was 7.56% at June 30, 1997. The standby letter of credit portion of the Company's borrowing facility collaterizes the Company's obligations under insurance policies for liability coverage relating to its trucking operations.

       In September 1996, the Company entered into a sale/leaseback transaction relating to its new headquarters facility in Indianapolis, IN. The proceeds from the transaction were used to reduce by approximately $6 million the borrowings outstanding under its bank credit facility.

       The trucking division also has financed its capital requirements by obtaining lease financing on revenue equipment. At June 30, 1997, the Company had an aggregate of $53.8 million in capital lease financing at interest rates ranging from 5.3% to 10.6%, maturing at various dates through 2003. Of this amount, $11.4 million is due prior to June 30, 1998.

       During the quarter ended December 31, 1996, the Company declared its option to purchase certain revenue equipment previously financed with operating leases at the end of the lease term. As a result of this conversion, fixed assets and capital lease obligations increased $10.4 million. The Company also completed a sale leaseback of certain revenue equipment previously owned. The proceeds from the sale and the increase to capital lease obligations was $6.6 million.

       As of June 30, 1997, the Company had on order 58 tractors and 300 trailers representing an aggregate capital commitment of $9.4 million. All of the new equipment has been or will be financed using a combination of operating and capital leases and the Company's credit facility.

       The Company's accounts receivable balance relating to continuing operations at June 30, 1997 increased $1.4 million to $26.3 million from $24.9 million at June 30, 1996. The truckload division accounted for $0.5 million of the increase and the flatbed division, which was acquired on June 30, 1995, accounted for the remaining $0.9 million of the increase. The 36% increase in accounts receivable for the flatbed division reflects the 27% increase in revenues for fiscal 1996. Accounts receivable relating to discontinued businesses included in the balance sheets at June 30, 1996 of $8.7 million were reduced by $7.2 million to $1.5 million as a result of the winddown of these businesses. Of the decrease in Accounts Receivable - Other of $2.7 million, $2.5 million related to discontinued businesses being liquidated and the entire balance of Assets Held for Sale of $2.5 million at June 30, 1996 related to discontinued businesses, primarily the logistics business in South America.

       The Company purchases fuel contracts from time to time for a portion of its projected fuel needs. At June 30, 1997, the Company had contracts to purchase for future delivery approximately 22% of its fuel requirements for the period November 1997 through April 1998. Additionally, the Company held exchange-traded futures contracts for approximately 32% of anticipated fuel requirements in fiscal 1998. The Company's fuel hedging program has not significantly impacted the Company's operating results and has not adversely impacted the Company's liquidity.

       Effective February 1, 1996, the Company sold certain of the Company's U.S. freight forwarding business assets to a subsidiary of the Harper Group Inc. This resulted in the receipt of a $9.5 million down payment which was used to repay $6.5 million of debt associated with the freight forwarding business and fund ongoing wind-down operations.

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

       In May 1996, the Company became the sole owner of the freight forwarding operations conducted in the New York area by acquiring the minority interest of Swissair Associated Companies, Ltd. This step was taken to facilitate the ultimate disposition of this operation. On December 18, 1996, the Company sold certain assets consisting primarily of customer lists of the freight forwarding operations conducted in the New York area to NG Enterprises Inc. (NGE), a company controlled by Norman G. Grief, the former President and Chief Executive Officer of Randy International, Inc. In connection with the sale, the Company received a 49% interest in NGE, was relieved of its obligation to Norman G. Grief under his employment contract, agreed to provide a five year interest bearing revolving credit loan up to $1.9 million secured by the assets of NGE and agreed to an option exercisable by NGE to acquire the Company's 49% interest in NGE for $300,000 initially, which amount would increase by $30 thousand annually. No gain or loss was recognized on the sale. On July 11, 1997, the Company transferred its 49% interest in NGE to NGE and the business conducted by NGE was sold to Union-Transport Corporation, a wholly owned subsidiary of Union-Transport, Inc., a global logistics company. In that transaction, Union-Transport Corporation assumed, with the Company's consent, certain of the obligations of NGE to the Company.

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

       On July 3, 1996, the Company concluded the sale of its South American warehousing logistics and distribution business for approximately $3.1 million. The sales price was paid with 100,000 shares of the Company's Common Stock valued at $7.25 per share, the low trading price on July 3, 1996, and an interest bearing promissory note for $2.4 million paid in full when due on October 3, 1996.

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

SEASONALITY

       To date, the Company's revenues have not shown any significant seasonal pattern. However, because the Company's trucking subsidiary's primary traffic lane is between the Midwest United States and Mexico, winter generally may have an unfavorable impact upon the Company's results of operations. Also, business demands for full truckload service tend to fall during holidays in both the U.S. and Mexico and the timing of holidays can therefore impact the Company's operations in any particular period.

INFLATION

     Many of the Company's operating expenses, including fuel costs and fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. The effects of inflation on the Company's businesses during fiscal 1997, 1996 and 1995 generally were not significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   See "Index to Consolidated Financial Statements," which is Item 14(a), and the consolidated financial statements and schedules included as a part of this Annual Report.

                               CELADON GROUP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                      Three years ended June 30, 1997 with
                         Report of Independent Auditors

                                    Contents

Report of Independent Auditors................................................29

Audited Consolidated Financial Statements:

   Consolidated Balance Sheets................................................30
   Consolidated Statements of Operations......................................31
   Consolidated Statements of Cash Flows......................................32
   Consolidated Statements of Stockholders' Equity............................33
   Notes to Consolidated Financial Statements.................................34

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Celadon Group, Inc.

We have audited the accompanying consolidated balance sheets of Celadon Group, Inc. as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Celadon Group, Inc. at June 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                          /s/ ERNST & YOUNG LLP

Indianapolis, Indiana
August 26, 1997

                               CELADON GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                                                         1997                1996
                                                                                                       --------            --------
                  A S S E T S
Current assets:
     Cash and cash equivalents...................................................................        $1,845              $5,246
     Trade receivables, net of allowance for doubtful accounts of $2,773
          and $5,432 in 1997 and 1996, respectively .............................................        27,736              33,642
     Accounts receivable -- other................................................................         1,616               4,338
     Prepaid expenses and other current assets ..................................................         3,972               3,247
     Tires in service       .....................................................................         2,987               2,814
     Income tax recoverable......................................................................         4,198               3,926
     Assets held for resale .....................................................................           ---               2,548
     Deferred income tax assets .................................................................         1,568               3,404
                                                                                                       --------           ---------
          Total current assets ..................................................................        43,922              59,165
                                                                                                       --------           ---------
Property and equipment, at cost .................................................................       113,206              95,003
     Less accumulated depreciation and amortization. . . ........................................        29,424              22,715
                                                                                                       --------           ---------
          Net property and equipment.............................................................        83,782              72,288
                                                                                                       --------           ---------
Deposits  .......................................................................................           523                 809
Tires in service ................................................................................         2,057               2,234
Advance to affiliate.............................................................................         1,933                 ---
Intangible assets ...............................................................................           750                 875
Goodwill, net of accumulated amortization  ......................................................         4,848               4,980
Other assets.....................................................................................         1,379               1,570
                                                                                                       --------           ---------
          Total assets...........................................................................      $139,194           $ 141,921
                                                                                                       ========           =========

          L I A B I L I T I E S  A N D  S T O C K H O L D E R S '    E Q U I T Y

Current liabilities:
     Accounts payable............................................................................       $ 5,284           $   8,707
     Accrued expenses ...........................................................................        14,226              20,122
     Bank borrowings and current maturities of long-term debt....................................           309               4,029
     Notes payable...............................................................................           ---               1,200
     Current maturities of capital lease obligations.............................................        11,376               7,356
     Income taxes payable .......................................................................           ---                 527
     Current maturities of ESOP loan.............................................................           ---                 185
                                                                                                        -------            --------
          Total current liabilities..............................................................        31,195              42,126
                                                                                                        -------            --------
Long-term debt, net of current maturities........................................................        11,959              26,552
Capital lease obligations, net of current maturities.............................................        42,402              23,473
Deferred income tax liabilities        ..........................................................         7,832               7,796
                                                                                                        -------            --------
          Total liabilities......................................................................        93,388              99,947
                                                                                                        -------            --------
Minority interest ...............................................................................            12                  12
Commitments and contingencies....................................................................           ---                 ---
Stockholders' equity:
   Preferred stock, $1.00 par value, authorized 179,985 shares; issued and outstanding zero
     shares......................................................................................           ---                 ---
   Common stock, $0.033 par value, authorized  12,000,000 shares;
     issued 7,750,580 shares in 1997 and 1996....................................................           256                 256
   Additional paid-in capital....................................................................        56,281              56,281
   Retained earnings (deficit) ..................................................................        (9,531)            (14,035)
   Equity adjustment for foreign currency translation............................................          (252)               (355)
   Debt guarantee for ESOP.......................................................................           ---                (185)
   Treasury stock, at cost, 128,000 shares and zero shares at June 30, 1997, and 1996,
     respectively................................................................................          (960)                ---
                                                                                                       --------            --------
          Total stockholders' equity.............................................................        45,794              41,962
                                                                                                       --------            --------
          Total liabilities and stockholders' equity.............................................      $139,194            $141,921
                                                                                                       ========            ========

          See accompanying notes to consolidated financial statements.

                               CELADON GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                 1997                 1996                   1995
                                                                               -------              ---------              --------
Operating revenue......................................................        $191,035              $166,544              $116,360
                                                                               --------             ---------              --------
Operating expenses:
     Salaries, wages and employee benefits...............................        67,758                64,683                47,351
     Fuel................................................................        30,854                28,037                19,528
     Operating costs and supplies........................................        13,482                12,944                11,246
     Insurance and claims................................................         6,014                 6,082                 5,271
     Depreciation and amortization.......................................        10,135                 7,365                 5,744
     Rent and purchased transportation...................................        35,604                32,107                 9,194
     Professional and consulting fees....................................         1,536                 2,001                 1,292
     Communications and utilities........................................         3,102                 2,544                 1,793
     Permits, licenses and taxes  .......................................         4,174                 4,327                 3,469
     Employee stock ownership plan contribution .........................            59                   100                    25
     (Gain) on sale of revenue equipment.................................           ---                (1,085)                 (490)
     Selling expenses....................................................         3,286                 3,123                 1,409
     General and administrative .........................................         2,596                 2,579                 1,349
                                                                                -------               -------               -------
         Total operating expenses........................................       178,600               164,807               107,181
                                                                                -------               -------               -------

Operating income ........................................................        12,435                 1,737                 9,179

Other (income) expense:
     Interest expense....................................................         4,944                 3,672                 3,171
     Minority interest in loss...........................................           ---                   ---                    (5)
     Other (income) expense, net ........................................           (37)                   72                   108
                                                                               --------             ----------              -------
     Income (loss) from continuing operations before income
        taxes............................................................         7,528                (2,007)                5,905
     Provision for income taxes (benefit)................................         3,024                  (411)                3,690
                                                                               --------              ---------              -------
        Income (loss) from continuing operations.........................         4,504                (1,596)                2,215
                                                                               --------              ---------              -------
Discontinued operations:
     Loss from operations of freight forwarding
        division (net of tax)............................................           ---                (2,306)               (3,142)
     Loss on disposal of freight forwarding division
        (net of tax).....................................................           ---               (12,815)                  ---
     Income (loss) from operations of logistics
        division (net of tax)............................................           ---                  (149)                  536
     Gain on disposal of logistics division (net of tax).................           ---                    67                   ---
                                                                               --------              ---------              --------
     Income (loss) from discontinued operations..........................           ---               (15,203)               (2,606)
                                                                               --------              ---------              --------
        Net income (loss)................................................        $4,504              $(16,799)                $(391)
                                                                               ========              =========              ========
Earnings (loss) per Common Share:
     Continuing operations...............................................         $0.59                $(0.20)                $0.31
     Discontinued operations.............................................          ---                  (1.93)                (0.36)
                                                                               --------               --------              --------
        Net income (loss)................................................         $0.59                $(2.13)               $(0.05)
                                                                               ========               ========              ========
Weighted average number of common shares and
     common share equivalents outstanding................................         7,653                 7,879                 7,192
                                                                               ========               ========              ========



          See accompanying notes to consolidated financial statements.

                               CELADON GROUP, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30 ,1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                                                         1997               1996             1995
                                                                                       --------           --------          --------
Continuing operations:
Cash flows from operating activities:
  Net Income (loss) from continuing operations..................................         $ 4,504           $(1,596)          $2,215
    Adjustments to reconcile net  income (loss) to net cash provided by operating activities:
       Depreciation and amortization............................................          10,135             7,365            5,744
       Provision for deferred income taxes......................................             267             2,295              876
       Provision for doubtful accounts..........................................             280               120               90
       Net (gain) on sale of property and equipment.............................             ---            (1,085)            (490)
       Net (gain) loss other....................................................             ---                73               (5)
       Changes in assets and liabilities:
           (Increase) in trade receivables......................................          (1,655)           (9,328)          (3,340)
           (Increase) decrease in accounts receivable -- other..................            (442)            5,982           (5,239)
           Decrease (increase) in income tax recoverable........................           1,963            (2,790)            (350)
           Decrease (increase) in tires in service..............................               4              (699)            (565)
           (Increase) in prepaid expenses and other current  assets.............            (782)             (107)          (1,023)
           Decrease (increase) in other assets..................................           3,998            (3,031)          (4,948)
           (Decrease) increase in accounts payable and accrued expenses.........            (937)            9,749            1,380
           (Decrease) increase in income taxes payable..........................            (145)             (539)             522
                                                                                        --------           --------         --------
           Net cash provided by (used for) operating activities  ...............          17,190             6,409           (5,133)
                                                                                        --------           --------         --------
 Cash flows from investing activities:
       Purchase of property and equipment.......................................          (1,595)           (9,578)         (14,081)
       Proceeds from sale of property and equipment.............................          14,100             2,602            3,290
       Proceeds from sale of investment in unconsolidated affiliate.............             ---               ---           (6,036)
       Decrease (increase) in deposits..........................................             286               388             (195)
                                                                                        --------           --------         --------
           Net cash provided by ( used for) investing activities................          12,791            (6,588)         (17,022)
                                                                                        --------           --------         --------
Cash flows from financing activities:
       Proceeds from issuances of common stock..................................             ---               136           16,127
       Proceeds from issuance of redeemable common stock........................             ---               ---            3,614
       Payment for redemption of redeemable common stock........................             ---            (1,550)             ---
       Purchase of treasury stock for cash......................................            (235)              ---              ---
       Proceeds from bank borrowings and debt...................................             ---            41,626           38,625
       Payments of bank borrowings and debt.....................................         (19,822)          (29,951)         (43,138)
       Principal payments under capital lease obligations.......................         (10,903)           (7,782)          (6,788)
                                                                                        --------          --------          --------
           Net cash (used for) provided by financing activities.................         (30,960)            2,479            8,440
                                                                                        --------          --------          --------
           Net cash (used for) provided by continuing operations................            (979)            2,300          (13,715)
                                                                                        --------          --------          --------
Discontinued Operations:
       (Loss) from operations, net of income taxes..............................             ---           (15,203)          (2,606)
       Change in net operating assets...........................................          (2,422)           20,836            9,885
                                                                                        --------          --------          -------
       Operating activities.....................................................          (2,422)            5,633            7,279
       Investing activities.....................................................             ---             3,286           (1,911)
       Financing activities.....................................................             ---            (7,782)           7,710
                                                                                                          --------         --------
           Net cash (used for) provided by discontinued operations..............          (2,422)            1,137           13,078
                                                                                        --------          --------         --------
(Decrease) increase in cash and cash equivalents................................          (3,401)            3,437             (637)
Cash and cash equivalents at beginning of year..................................           5,246             1,809            2,446
                                                                                        --------          --------         --------
Cash and cash equivalents at end of year........................................          $1,845            $5,246           $1,809
                                                                                        ========          ========         ========


          See accompanying notes to consolidated financial statements.

                               CELADON GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                   (Dollars in thousands except share amounts)

                                                                                                                          TOTAL
                                       COMMON STOCK           ADDITIONAL                 FOREIGN    TREASUR    DEBT       STOCK-
                                       NO. OF SHARES           PAID-IN       RETAINED    CURRENCY    STOCK-  GUARANTEE   HOLDERS'
                                        OUTSTANDING   AMOUNT    CAPITAL      EARNINGS  TRANSLATION   COMMON   FOR ESOP    EQUITY
                                       ------------   -----   ----------    ---------  -----------  -------   -------    -------
Balance at June 30, 1994..............  6,552,116     $216     $39,203        $3,155      $(177)      $(8)     $(310)    $42,079

Equity adjustments for foreign
  currency translation................       ---       ---        ---            ---         (1)       ---       ---          (1)
Issuance of Common Stock in public
  offering, net of $763 of issuance
  costs............................... 1,154,399       38       15,834           ---        ---        ---       ---      15,872
Exercise of warrant...................    35,851        1          249           ---        ---        ---       ---         250
Exercise of incentive stock options          334        ---          5           ---        ---        ---       ---           5
Retirement of treasury shares.........    (1,453)       ---         (8)          ---        ---          8       ---         ---
Reduction of ESOP guarantee...........       ---        ---        ---           ---        ---        ---        25          25
Net loss   ...........................       ---        ---        ---          (391)       ---        ---       ---        (391)
                                       ----------   -------  ---------       -------    -------     ------    ------    ---------

Balance at June 30, 1995.............. 7,741,247       255      55,283         2,764       (178)       ---      (285)     57,839
Equity adjustments for foreign
  currency translation................       ---       ---        ---            ---       (177)       ---       ---        (177)
Exercise of incentive stock options...     9,333         1         135           ---        ---        ---       ---         136
Retirement of redeemable common stock        ---       ---         863           ---        ---        ---       ---         863
Reduction of ESOP guarantee...........       ---       ---         ---           ---        ---        ---       100         100
Net loss   ...........................       ---       ---         ---       (16,799)       ---        ---       ---     (16,799)
                                      ----------    -------   --------    ----------    -------     ------    ------     --------

Balance at June 30, 1996.............. 7,750,580       256      56,281       (14,035)      (355)       ---      (185)     41,962
Equity adjustments for foreign
  currency translation................       ---       ---         ---           ---        103        ---       ---         103
Treasury stock purchases..............  (128,000)      ---         ---           ---        ---       (960)      ---        (960)
Reduction of ESOP guarantee...........       ---       ---         ---           ---        ---        ---       185         185
Net income............................       ---       ---         ---         4,504        ---        ---       ---       4,504
                                      -----------   -------    -------      --------     ------      -----  --------   ---------

Balance at June 30, 1997..............  7,622,580      $256    $56,281       $(9,531)     $(252)     $(960)     $---     $45,794
                                        =========      ====    =======     =========     ======     ======    ======     =======

                 See accompanying notes to financial statements.

                               CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         Celadon Group, Inc. (the "Company") was formed on July 24, 1986 through the combination of two companies, Celadon Trucking Services, Inc. and Celadon Logistics, Inc., each owned by the same principal stockholders. The Company entered the freight forwarding business in July 1990 by purchasing International Freight Holding Corp. ("IFHC") and its subsidiaries (collectively, "Randy International"). In fiscal year 1996, the Company discontinued its freight forwarding business and the logistics business. The Company is currently an international transportation company primarily offering trucking services. The Company specializes in providing long-haul, full truckload services between the United States and Mexico. The Company expanded its presence in Mexico during May 1995 by making an investment in Servicio de Transportacion Jaguar, S.A. de C.V. ("Jaguar"), formerly known as Transportes RQF, S.A. de C.V., a Mexican company formed to provide trucking services. In June 1995, the Company acquired Cheetah Transportation Company and CLK, Inc., including its subsidiary Cheetah Brokerage, Inc. (collectively "Cheetah"). Cheetah provides flatbed trucking and brokerage services principally in the United States.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

         The consolidated financial statements include the accounts of Celadon Group, Inc. and its subsidiaries, which are wholly owned except for Jaguar in which the Company has a 75% interest. Discontinued operations relating to freight forwarding and logistics are set forth in footnote 15. All significant intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise noted, all references to annual periods in the footnotes refer to the respective fiscal years ended June 30.

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

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 1997

 Revenue Recognition

         Trucking revenue is recognized as of the date the freight is delivered by the Company. Amounts payable to drivers for wages and other related trucking expenses on delivered shipments are accrued.

Tires in Service

         Original and replacement tires on tractors and trailers are included in tires in service and are amortized over 18 to 36 months.

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

    Revenue and service equipment..........................       4-10 years
    Furniture and office equipment.........................       4-15 years
    Buildings..............................................       20 - 40 years
    Leasehold improvements.................................       Lesser of life of lease or useful
                                                                       life of improvement

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

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 1997

Intangibles

         Intangibles reflect the amounts assigned to various assets of businesses acquired. Amortization of intangibles is generally computed using the straight line method for financial reporting purposes and is based on the estimated useful lives of the related assets. Intangibles consist of customer lists related to the Cheetah acquisition which are being amortized over an eight year period. The net intangibles balance was $750 thousand and $875 thousand with related accumulated amortization of $250 thousand and $125 thousand at June 30, 1997 and 1996, respectively.

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

Investment in Unconsolidated Affiliate

         In December 1996, the Company provided a loan to and acquired a 49% interest in NG Enterprises, Inc. ("NGE"), a company controlled by Norman G. Grief, the former President and Chief Executive Officer of Randy International, Inc. The investment was sold in July 1997. This investment is being accounted for under the cost basis method of accounting. See Note 13 - "Investment in Unconsolidated Affiliate"

Insurance Reserves

         The Company self insures the per occurrence deductible for (i) personal injury and property damage claims up to $50,000, (ii) physical damage claims up to $15,000 per unit, (iii) workers compensation claims up to $150,000 and (iv) cargo loss up to $10,000 per occurrence, in each case at June 30, 1997 and 1996. Reserves for known claims and incurred but not reported claims up to these limits are accrued based upon information provided by insurance adjusters and actuarial factors. Management considers such reserves adequate. Such amounts are included in accrued expenses.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 1997

Income Taxes

         Income taxes are accounted for using the liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Credit Risk

         Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to trade receivables are generally limited due to the Company's large number of customers and the diverse range of industries which they represent. Accounts receivable balances due from Chrysler Corporation ("Chrysler") totaled $8.7 million or 33% and $7.5 million or 30% of the total continuing operations gross trade receivables at June 30, 1997 and 1996, respectively. The Company had no other significant concentrations of credit risk.

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

Net Income (Loss) per Common Share

         The net income (loss) per common share is based upon the weighted average number of shares of common stock and common stock equivalents, when dilutive, outstanding during the period.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 1997

Reclassifications

         Certain reclassifications have been made to the 1996 and 1995 financial statements in order to conform to the 1997 presentation.

Implementation of New Financial Accounting Standards

         Effective July 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires that impairments, measured using fair market value, are recognized whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable and the future undiscounted cash flows attributable to the asset are less than its carrying value. Adoption of this statement did not affect the Company's consolidated results of operations.

         Effective July 1, 1996, the Company adopted SFAS No. 123, "Stock Based Compensation." This statement requires the Company to choose between two different methods of accounting for stock options. The statement defines a fair-value-based method of accounting for stock options but allows an entity to continue to measure compensation cost for stock options using the accounting prescribed by APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." The Company has elected to continue using the accounting methods prescribed by APB No. 25 but has included the pro forma disclosures required by SFAS No. 123 in Note 8.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted for financial statements issued for periods ending after December 15, 1997. This statement establishes standards for computing and presenting earnings per share
(EPS). It requires dual presentation of basic and diluted EPS on the face of the income statement and a reconciliation between the computations. The Company has not yet determined the impact of Statement 128 on its reported earnings per share.

         In June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for fiscal years beginning after December 15, 1997. This statement establishes requirements for reporting information about operating segments. This statement may require a change in the way the Company's segments are presently reported; however, the extent of the change, if any, has not been determined.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 1997

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

         Information as to the Company's operations by division is summarized below (in thousands):

                                                                      1997                 1996           1995
                                                                     -----                 ----           ----
 Operating revenue:
    Truckload..................................................       $ 167,609         $148,167        $116,360
    Flatbed ...................................................          23,426           18,377             ---
                                                                     ----------        ---------        --------
          Total................................................       $ 191,035         $166,544        $116,360
                                                                      =========         ========        ========
Operating income (loss):
    Truckload..................................................         $13,253           $5,205         $12,690
    Flatbed ...................................................           1,145              768             ---
                                                                       --------         --------      ----------
          Total from operating divisions.......................          14,398            5,973          12,690
    Corporate expenses.........................................           1,963            4,236           3,511
    Interest expense...........................................           4,944            3,672           3,171
    Other expense (income).....................................             (37)             (72)            103
                                                                       --------        ---------       --------
          Income (loss) from continuing operations
             before income taxes...............................         $ 7,528          $(2,007)        $ 5,905
                                                                       ========         ========         =======
Total assets:
    Truckload..................................................        $119,273         $107,737         $86,884
    Flatbed ...................................................           8,271            7,021             645
                                                                       --------         --------        --------
          Total from operating divisions.......................         127,544          114,758          87,529
    Corporate..................................................           5,524            6,553           8,439
    Discontinued operations....................................           6,126           20,610          55,656
                                                                       --------         --------        --------
          Total................................................        $139,194         $141,921        $151,624
                                                                       ========         ========        ========

Capital expenditures (including capital leases):

    Truckload..................................................         $35,415          $24,131         $26,248
    Flatbed ...................................................              32               18             ---
    Corporate..................................................             ---                3              37
                                                                       --------         --------        --------
          Total                                                         $35,447          $24,152         $26,285
                                                                       ========         ========        ========
Depreciation and amortization:
    Truckload..................................................          $9,826           $7,108          $5,733
    Flatbed ...................................................             238              238             ---
    Corporate..................................................              71               19              11
                                                                       --------         --------        --------
          Total................................................         $10,135           $7,365          $5,744
                                                                       ========         ========        ========

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 1997

Information as to the Company's continuing operations by geographic area is summarized below (in thousands):

                                                          1997               1996          1995
                                                          ----               ----          ----
Operating revenue:
       United States........................            $185,378         $161,605        $ 115,438
       Mexico (I)...........................               5,657            4,939              922
                                                        --------         --------        ---------
              Total ........................            $191,035         $166,544         $116,360
                                                        ========         ========         ========
Income (loss) before income taxes:
       United States........................           $   7,221          $(2,435)          $5,799
       Mexico (I)...........................                 307              428              106
                                                       ---------         --------         --------
              Total   ......................           $   7,528          $(2,007)          $5,905
                                                       =========         ========         ========
Total assets:
       United States........................            $131,398         $118,815          $94,908
       Mexico (I)...........................               1,670            2,496            1,060
                                                       ---------         --------        ---------
              Total.........................            $133,068         $121,311          $95,968
                                                        ========         ========          =======

----------
(I) Relates to the Company's trucking operations in Mexico.

        Revenue from Chrysler accounted for 47%, 54%, and 45% of the Company's truckload revenue for 1997, 1996, and 1995, respectively. The Company transports Chrysler after-market replacement parts and accessories within the United States and Chrysler original equipment automotive parts primarily between the United States and the Mexican border, which accounted for 30% and 70%, respectively, of the Company's revenue from Chrysler in 1997 and 31% and 69%, respectively, in 1996. Chrysler business is covered by two agreements, one of which covers the United States-Mexican business and the other of which covers domestic business. The international contract was extended for three years and now expires on December 31, 1999. The contract applicable to domestic business has expired but is the basis for service provided while a new contract is negotiated.

(3) PROPERTY, EQUIPMENT AND LEASES

Property, Equipment and Revenue Equipment Under Capital Leases

        Property and equipment, at cost, consists of the following (in thousands):

                                                                              1997                    1996
                                                                              ----                    ----
           Revenue equipment..................................             $37,790                 $40,413
           Revenue equipment under capital leases.............              68,365                  41,423
           Furniture and office equipment.....................               2,798                   2,729
           Land and buildings.................................               3,986                   9,920
           Service equipment..................................                  84                     362
           Leasehold improvements.............................                 183                     156
                                                                         ---------                 -------
                                                                          $113,206                 $95,003
                                                                          ========                 =======

                                       40








                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 1997

         Revenue and service equipment and revenue equipment under capital leases include positioning costs which are amortized over the shorter of the useful lives of the assets or the terms of the leases.

         Included in accumulated depreciation was $10.8 million and $7.0 million in 1997 and 1996, respectively, related to revenue equipment under capital leases.

         Depreciation and amortization expense relating to property and equipment and revenue equipment under capital leases was $9.9 million in 1997, $7.0 million in 1996, $5.6 million in 1995.

Lease Obligations

         The Company leases certain revenue and service equipment under long-term lease agreements, payable in monthly installments with interest at rates ranging from 5.3% to 10.6% per annum, maturing at various dates through 2003.

         The Company leases warehouse and office space under noncancellable operating leases expiring at various dates through September, 2016. Certain leases contain renewal options.

         In September 1996, the Company entered into a sale/leaseback transaction relating to its new headquarters facility in Indianapolis, IN. The proceeds from the transaction were used to reduce by approximately $6 million the borrowings outstanding under its bank credit facility.

         During the quarter ended December 31, 1996, the Company declared its option to purchase certain revenue equipment previously financed with operating leases at the end of the lease term. As a result of this conversion, fixed assets and capital lease obligations increased $10.4 million. The Company also completed a sale leaseback of certain revenue equipment previously owned. The proceeds from the sale and the increase to capital lease obligations was $6.6 million.

         Future minimum lease payments relating to capital leases and to operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

           YEAR ENDED                                                           CAPITAL          OPERATING
            JUNE 30                                                             LEASES             LEASES
           ----------                                                           -------          ---------
           1998...................................................              $15,124           $12,994
           1999...................................................               15,592            11,626
           2000...................................................               11,167            10,503
           2001...................................................               10,222             7,098
           2002...................................................                6,859             5,341
           Thereafter.............................................                4,800            12,153
                                                                               --------           -------
                  Total minimum lease payments....................               63,764           $59,715
                                                                                                  =======
           Less amounts representing interest.....................               9,986
                                                                               -------
           Present value of net minimum lease
                  payments........................................              53,778
                  Less current maturities.........................              11,376
                                                                               -------
                  Non-current portion.............................             $42,402
                                                                               =======

                                       41

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 1997

Total rental expense for operating leases is as follows (in thousands):



                                                                            1997         1996      1995
                                                                            ----         ----      ----

Revenue, service equipment and purchased transportation...........        $34,446     $32,579     $8,856
Office facilities and terminals...................................          1,158         460        338
                                                                          -------     -------     ------

                                                                          $35,604     $33,039     $9,194
                                                                          =======     =======     ======



(4)   BANK BORROWINGS AND LONG-TERM DEBT

                                                                                 1997              1996
                                                                                 ----              ----
                                                                                     (in thousands)
       Outstanding amounts under lines of credit (collateralized

         by certain trade receivables and revenue equipment)...............    $11,500           $29,500
       Long-term notes entered into for the purchase of tractors,
         trailers and various equipment....................................        ---               251
       Other borrowings....................................................        459               830
                                                                              --------           -------
                                                                                11,959            30,581
       Less current maturities.............................................        ---             4,029
                                                                              --------           -------

                                                                               $11,959           $26,552
                                                                              ========           =======

Lines of Credit

         The Company's line of credit for continuing operations for the periods presented are as follows (in thousands):

         Total Lines of Credit            Amount Borrowed            Amount Available (ii)
         ---------------------            ---------------            ---------------------
         1997             1996          1997          1996           1997             1996
         ----             ----          ----          ----           ----             ----
     (i) $30,000        $35,000       $11,500       $29,500        $16,300           $3,375

     -----------------
    (i) Represents the Company's Revolving Line of Credit with NBD Bank, N.A. and The First National Bank of Boston commencing June 1, 1994 (the "1994 Credit Agreement").

       (ii) Represents unused portion of Revolving Line of Credit net of standby letters of credit not reflected in accompanying consolidated financial statements of $2,200 thousand and $2,125 thousand at June 30, 1997 and 1996, respectively.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 1997

         In June 1994, the Company refinanced the outstanding borrowings under the 1994 Credit Agreement. During the year ended June 30, 1997, the Credit Agreement was amended and modified. As amended during fiscal 1997, terms of the 1994 Credit Agreement (Credit Agreement) provide for successive one year renewals, at the option of the banks, commencing November 1, 1999 with an automatic conversion to a three year term loan with a five year amortization if the Credit Agreement is not extended by the banks. Interest is based, at the Company's option, upon either the bank's prime rate or the London Interbank Offered Rate ("LIBOR") plus a margin ranging from .625% to 1.625% depending upon performance by the Company. At June 30, 1997, the interest rate charged on outstanding borrowings was 7.56%. In addition, the Company pays a commitment fee of .5% on the unused portion of the Credit Agreement.

         Amounts available under the Credit Agreement are determined based upon the Company's borrowing base, as defined. In addition, there are certain covenants which restrict, among other things, the payment of cash dividends, and require the Company to maintain certain financial ratios and certain other financial conditions. Such borrowings are collateralized by the Company's truckload trade receivables (approximately $23.1 million at June 30, 1997) and certain revenue equipment (with a net book value of approximately $12.4 million at June 30, 1997).

         Maturities of long-term debt, assuming the Company exercises the conversion feature within its Credit Agreement as modified in fiscal 1997, for the years ending June 30 are as follows (in thousands):

       1998........................................           $   ---
       1999........................................               459
       2000........................................             1,725
       2001........................................             2,300
       2002........................................             2,300
       Thereafter..................................             5,175
                                                              -------
                                                              $11,959
                                                              =======

      No compensating balance requirements exist at June 30, 1997.

(5) EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plan

         In July 1990, the Company established an Employee Stock Ownership Plan (the "ESOP") for employees of certain of the Company's subsidiaries. The ESOP borrowed $1 million from a lending institution which was guaranteed by the Company. The ESOP used the proceeds to purchase 129,500 shares of the Company's Common Stock, par value $.033 per share, from stockholders.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 1997

     The Company recognizes expense based on an amount equal to the ESOP's cost of the shares allocated to the participants. The expense is in proportion to annual principal and interest payments. During 1997, 1996 and 1995, the Company did not pay the ESOP dividends and made $25 thousand, $100 thousand and $25 thousand, respectively, in Company contributions.

     The loan from the lending institution bore interest at the bank's floating prime rate. The Company paid a 1% annual commitment fee on the outstanding principal balance of the loan. The loan was secured by the shares purchased by the ESOP and was guaranteed by the Company. In April 1992, the loan agreement was amended to require principal payments of $25 thousand per quarter commencing June 30, 1992, with the remaining balance due April 1994. In April 1994, the loan agreement was extended with principal payments of $25 thousand per quarter required commencing June 30, 1995, and the remaining balance was due March 30, 1997. In November, 1996, the ESOP paid the loan in full with proceeds received by the ESOP from the sale of shares in connection with the Company's common stock offering in January 1995. Interest costs incurred amounted to approximately $4 thousand, $24 thousand and $29 thousand during 1997, 1996, 1995, respectively. In connection with such loan, the Company issued to the lender a warrant to purchase shares of Common Stock. See Note 7 - "Stockholders' Equity".

401(k) Profit Sharing Plan

     In July 1990, the Company established a 401(k) profit sharing plan which permits employees of the Company to contribute up to 15% of their annual compensation, up to certain Internal Revenue Service limits. The contributions made by each employee are fully vested at all times and are not subject to forfeiture. The Company makes a matching contribution of 25% of the employee's contribution up to 5% of their annual compensation and may make additional discretionary contributions. The aggregate Company contribution may not exceed 5% of the employee's compensation. Employees vest in the Company's contribution to the plan at the rate of 20% per year from the date of contribution. Contributions made by the Company during 1997, 1996 and 1995 amounted to $155 thousand, $83 thousand and $83 thousand, respectively. No discretionary contributions were made during 1997, 1996 or 1995.

Employee Stock Purchase Plan

     On October 18, 1996, the Company's Board of Directors authorized the sale of up to 250,000 shares of the Company's Common Stock to the Celadon Group, Inc. Employee Stock Purchase Plan (the "Plan"), referred to informally by the Company as the Celadon Hallmark Investment Plan ("CHIP"). The Common Stock, par value $0.33 per share, may be treasury shares or newly issued shares, at a price equal to 85% of the fair market value of the shares as of the day of purchase. There were approximately

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 1997

200 active participants in the Plan as of June 30, 1997. Participation in the Plan is limited to employees who meet the eligibility requirements set forth in the Plan and executive officers of the Company may not participate. As of June 30, 1997, 9,692 shares had been purchased under the Plan in open market transactions for an average price of $11.30 per share. The Company's contribution to the purchases made was $16 thousand.

(6) SENIOR SUBORDINATED CONVERTIBLE NOTE

     In October 1992, the Company issued an $8 million, 9.25% Senior Subordinated Convertible Note (the "9.25% Note") which was due and payable on September 30, 1998. On February 28, 1994, the holder converted the 9.25% Note into 739,371 shares of Common Stock. In connection with the issuance of the 9.25% Note, the Company issued a warrant to purchase 12,121 shares of Common Stock and entered into a registration rights agreement covering shares issued from the conversion of the 9.25% Note or warrant. See Note 7 - "Stockholders' Equity".

(7) STOCKHOLDERS' EQUITY

Common and Preferred Stock

     On October 31, 1994, in connection with the formation of Celadon/Jacky Maeder Company ("CJM"), Swissair Associated Companies, Ltd. ("Swissair") purchased 200,000 shares of Common Stock, at $18.07 per share. These shares were classified as redeemable common stock because Swissair could require the Company to repurchase such shares at $18.07 per share, plus 10% interest and one-half of the stock appreciation as defined in the agreement, if the Company did not effect a shelf registration for the benefit of Swissair prior to April 30, 1996. On February 7, 1996, the Company's Board of Directors ("the Board") authorized the purchase of the 200,000 shares of the Company's Common Stock from Swissair Associated Companies, Ltd. On February 21, 1996 these shares were purchased at a negotiated price of $13.75 per share.

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

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 1997

   On February 2, 1995, the Company retired 1,453 shares of Common Stock held in treasury. In addition, on February 2, 1995 the Company amended its Certificate of Incorporation by reducing the number of authorized shares of Common Stock from 17,000,000 shares to 12,000,000 shares.

     During fiscal year 1997, the Company purchased on the open market 28,000 shares of the Company's Common Stock at an average price of $8.40 per share and recorded these shares as treasury stock. In addition, the Company received and recorded as treasury stock 100,000 shares of the Company's Common Stock valued at $7.25 per share from the former President of Celadon Group, Inc. as consideration for a portion of the sales price paid by him to acquire the Company's South American warehousing, logistics and distribution business operating under the name of Celsur, Inc.

Stock Options

     Stock options and performance awards have been granted to officers and other executives and key employees. Stock options are granted at exercise prices equal to the fair market value of the Company's stock at the dates of grant. Generally, options vest in increments and become fully exercisable three years from the date of grant and have a term of 10 years. See Note 8 - "Stock Options."

Warrants

     Pursuant to the ESOP loan agreement, the Company issued to the lender a warrant entitling the holder to purchase, in the aggregate, 2% of the Company's outstanding Common Stock, subject to adjustment as defined in the agreement, for a price of $500 thousand. On January 23, 1995, the warrant holder exercised one half of the warrant by paying to the Company $250 thousand upon the issuance of 35,851 shares by the Company. On October 1, 1996, the Company's Board of Directors authorized the extension of the expiration date for the warrant issued pursuant to the ESOP loan agreement to November 1,1997.

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

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 1997

(8) STOCK OPTIONS

     In January 1994, the Company adopted a Stock Option Plan (the "Plan") which provides for the granting of stock options, stock appreciations rights and restricted stock awards to purchase not more than 250,000 shares of Common Stock, subject to adjustment under certain circumstances, to select management and key employees of the Company and its subsidiaries. During 1995, the Plan was amended to increase the number of shares under the Plan from 250,000 to 500,000 shares, which amendment was approved by the shareholders at the 1994 annual meeting.

     In connection with the extension of an employment agreement with the President and Chief Executive Officer of CJM ( the "CJM Executive") in February 1994, an option to purchase 100,000 shares of Common Stock was granted at an exercise price of $14.50 per share. In connection with the sale of certain freight forwarding assets to NG Enterprises Inc., a company controlled by the CJM Executive, the options were canceled. See Note 15 - Discontinued Operations.

     The Company has elected to follow Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. However, SFAS No. 123, "Accounting for Stock-Based Compensation," requires presentation of pro forma net income and earnings per share as if the Company had accounted for its employee stock options granted subsequent to June 30, 1995, under the fair value method of that statement. Under SFAS No. 123, total compensation expense for stock-based awards of $650 thousand and $433 thousand in 1997 and 1996, respectively, on a pro forma basis, would have been reflected in income on a pretax basis. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period. Under the fair value method, the Company's net income and earnings per share would have been reduced as follows (in thousands):

                                                    1997         1996
                                                    ----         ----
         Net Income..............................   $390         $260
         Earnings per share......................   .05          .03

Because SFAS No. 123 is applicable only to options granted subsequent to June 30, 1995, and the options have a three-year vesting period, the pro forma effect will not be fully reflected until fiscal year 1999.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 1997

The weighted-average per share fair value of the individual options granted during fiscal year 1997 and 1996 is estimated as $5.73 and $6.78, respectively, on the date of grant. The fair values for both years were determined using a Black-Scholes option-pricing model with the following weighted average assumptions:

                                                      1997              1996
                                                      ----              ----

         Dividend yield..........................        0                 0
         Volatility..............................     56.2%             60.8%
         Risk-free interest rate.................     6.03%             6.73%
         Forfeiture rate.........................       10%               36%
         Expected life...........................   7 years           7 years

         Stock option activity during 1995-1997 is summarized below:

                                         Shares of              Weighted
                                         Common Stock           Average
                                         Attributable           Exercise
                                         to Options             Price of Options
                                         -----------            ----------------
         Unexercised at July 1, 1994        299,650                  $14.5584
         Granted                            239,000                   16.3891
         Exercised                             (334)                  14.5000
         Forfeited                           (8,566)                  14.9378
                                          ---------
         Unexercised at June 30, 1995       529,750                   15.3782
         Granted                            171,800                   10.2698
         Exercised                           (9,333)                  14.5000
         Forfeited                         (102,600)                  14.3307
                                          ---------
         Unexercised at June 30, 1996       589,617                   13.7468
         Granted                             98,000                    8.9541
         Exercised                              ---                       ---
         Forfeited                         (257,817)                  14.1815
                                          ---------
         Unexercised at June 30, 1997       429,800                   11.9919
                                          =========

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 1997

         The following table summarizes information concerning outstanding and exercisable options at June 30, 1997:

                                              Options Outstanding                Options Exercisable
                                              -------------------                -------------------
                                            Weighted-
                                            Average         Weighted-                          Weighted-
         Range of                           Remaining       Average                            Average
         Exercise          Number           Contractual     Exercise          Number           Exercise
         Prices            Outstanding      Life            Price             Exercisable      Price
         ---------         ----------       ---------       ----------        -----------      ---------
         $ 5 - $10           221,500         8.4071         $ 9.2946            122,672        $ 9.6943
         $10 - $15           148,800         7.8223          13.3474            111,506         14.1547
         $15 - $20            59,500         7.1667          18.6429             59,500         18.6429

        Shares exercisable at June 30, 1997 and 1996, were 293,678 and 356,029, respectively.

(9) RELATED PARTY TRANSACTIONS

         CJM's main warehouse facility in New York was leased from a corporation owned by the CJM Executive and another employee of CJM. Rent in the amounts of $148 thousand and $146 thousand was paid by the Company in each of 1996 and 1995, respectively, under the terms of the lease agreement, which expired in 1996.

         Additionally, CJM's Israeli freight forwarding agent, which had a profit sharing arrangement with the Company, is 30% owned by the CJM Executive. The gross profits (freight forwarding revenue less direct transportation of freight forwarding) in each of 1996 and 1995 earned by the Israeli agent were approximately $302 thousand and $747 thousand, respectively. In connection with this agency agreement which terminated in June 1997, the Company agreed in fiscal 1994 to advance up to $500 thousand to its Israeli agent for advancing on behalf of Israeli customers value added taxes and other prepaid charges incurred by such agent in its business. As of June 30, 1997, there were no advances outstanding. In connection with the winddown of the freight forwarding business segment, CJM and the Company resolved certain disputed items with CJM's Israeli Freight forwarding agent. As a result, the Company recorded a $727,000 bad debt write-off expense as a component of the loss on discontinued operations in the fiscal year ended June 30, 1996.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 1997

         The Company's Chief Executive Officer and the Company's former President, prior to his resignation in July 1996, were parties to a stockholders' agreement that required the parties thereto to vote their shares of stock for the election as directors of the Company certain designees of the other party to the agreement. The Company, the Company's Chief Executive Officer (the "Company Executive"), and Hanseatic, a significant shareholder, are parties to a stockholders agreement. This agreement provides that, as long as Hanseatic or the Company Executive each beneficially own at least five percent of the outstanding shares of Common Stock, the Company shall use its best efforts to insure that one member of the Company's board of directors is a designee of Hanseatic and that another member of the Company's board of directors is a designee of the Company Executive. In addition, the Company Executive and Hanseatic have agreed to vote all shares of Common Stock owned by them in favor of the election of such nominees or, upon the death of the Company Executive, for the designee of the holder of a majority of the Company Executive's shares of Common Stock on the date of death.

         On July 3, 1996, Leonard R. Bennett, former President, Chief Operating Officer and a Director of the Company resigned as an Officer and Director of the Company and all of its subsidiaries. At that time, he also released the Company from its obligations under his employment contract. The Company entered into a three year noncompete and consulting agreement with Mr. Bennett which provided for annual payments of $268,396, which were accrued as of June 30, 1996, and continuation of certain disability and life insurance benefits. The agreement can be canceled by either party for cause. Mr. Bennett acquired the Company's 80.5% interest in Celsur Inc. for a total of 100,000 shares of Celadon Group, Inc. common stock and $2,440,645 in the form of a personal note, bearing interest at the prime commercial lending rate of The Chase Manhattan Bank, N.A. New York, New York which was paid in full when due on October 3, 1996. On March 28, 1997, the agreement was terminated and all other obligations of the parties, except for the non-compete and confidentiality provisions and certain indemnifications, ceased upon the payment by the Company of $365,565.

         On July 3, 1996, Peter Bennett, former Executive Vice President Administration of Celadon Trucking Services, Inc., ("CTSI"), the Company's principal operating subsidiary, resigned as an officer and employee of CTSI. The Company entered into a one year non-compete and consulting contract with Mr. Bennett providing for an annual payment of $60,000 which was accrued for as of June 30, 1996. On March 28, 1997, the agreement was terminated and all other obligations of the parties, except for the non-compete and confidentiality provisions and certain indemnifications, ceased upon the payment by the Company of $30,692.

         In July 1996, the Company guaranteed eight individual one year bank loans to eight executives aggregating $270,000. The loans range in amounts from $9,000 to $54,000, are full recourse to the individual executive and are secured by a total of 30,000 shares of Celadon Group, Inc. common stock owned by the executives individually. In February, 1997, one of the original participants withdrew and was replaced by two additional executives. On July 1, 1997, the bank loans and the Company's guarantee were extended until January 1, 1998. The total amounts and ranges noted were not affected.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 1997

(10) HEDGING ACTIVITIES, COMMITMENTS AND CONTINGENCIES

         The Company has outstanding commitments to purchase approximately $9.4 million of revenue equipment at June 30, 1997.

         Standby letters of credit, not reflected in the accompanying condensed consolidated financial statements, aggregated approximately $2.2 million at June 30, 1997.

         The Company has employment and consulting agreements with various key employees and former employees providing for minimum combined annual compensation over the next four years ranging from $1.1 million in 1998 to $0.3 million in 2001.

         There are various claims, lawsuits and pending actions against the Company and its subsidiaries incidental to the operation of its businesses. The Company believes many of these proceedings are covered in whole or in part by insurance and that none of these matters will have a material adverse effect on its consolidated financial position.

         The Company, from time-to-time, enters into arrangements to protect against fluctuations in the price of fuel used by its trucks. As of June 30, 1997, the Company had contracts to purchase fuel for future physical delivery in the months of November 1997 through April 1998. These contracts represent approximately 22% of the anticipated fuel requirements in those months. Additionally, the Company periodically acquires exchange-traded petroleum futures contracts and various commodity collar transactions. Gains and losses on transactions, not designated at hedges, are recognized based on market value at the date of the financial statements. At June 30, 1997, liquidation of outstanding transactions, not designated as hedges, which extended through June 1998 and covered approximately 32% of the Company's fuel requirements would have resulted in a $36 thousand loss. The Company has no transactions outstanding as of June 30, 1997 designated as hedges. The current and future delivery prices of fuel are monitored closely and transaction positions adjusted accordingly. Total commitments are also monitored to ensure they will not exceed actual fuel requirements in any period. During the year ended June 30, 1997, gains of $79 thousand were realized on the physical delivery and futures contracts and shown as a reduction of fuel expense.

         The Company has been assessed approximately $750 thousand by the State of Texas for Interstate Motor Carrier Sales and Use Tax for the period from April 1988 through June 1992. The Company disagrees with the State of Texas over the method used by the state in computing such taxes and intends to vigorously pursue all of its available remedies. On October 30, 1996, the Company made a payment of $1.1 million, under protest, which includes interest to the date of payment and enables the Company to pursue resolution of the matter with the State of Texas Attorney General. In the March 1997 quarter, the Company filed its Original Petition against representatives of the State of Texas. The state responded and denied the Company's claims. As of June 30, 1997, the parties to the litigation were exchanging discovery requests and documentation. The Company has accrued an amount that management estimates is due based upon methods they believe are appropriate. While there can be no certainty as to the outcome, the Company believes that the ultimate resolution of this matter will not have a material adverse effect on its consolidated financial position.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 1997

(11) PROVISION FOR INCOME TAXES

         The income tax provision for continuing operations in 1997, 1996 and 1995 consisted of the following (in thousands):

                                                                   1997            1996        1995
                                                                   ----           -----        ----
         Current (Credit):

              Federal.........................................      $1,229       $ (1,450)       $1,958
              State and local.................................         400           (171)          772
              Foreign.........................................         104            146            52
                                                                    ------       --------        ------
                                                                    $1,733       $ (1,475)       $2,782
                                                                    ------       --------        ------
         Deferred:

              Federal.......................................         1,126            954           816
              State and local...............................           165            110            92
                                                                    ------       --------        ------
                                                                     1,291          1,064           908
                                                                    ------       --------         -----
                                                                    $3,024         $ (411)       $3,690
                                                                    ======       ========        ======

         No provision is made for U.S. federal income taxes on undistributed earnings of foreign subsidiaries of approximately $257 thousand at June 30, 1997, as management intends to permanently reinvest such earnings in the Company's operations in the respective foreign countries where earned.

         The Company's effective tax rate on income (loss) from continuing operations differs from the statutory federal tax rate of 35% as follows:

                                                                       1997              1996            1995
                                                                       ----              ----            ----
         Statutory federal tax rate...........................       35.00%           35.00%            35.00%
         State taxes, net of federal benefit..................        4.88             1.96              9.52
         Non-deductible officers' life insurance .............         .42             1.04               .56
         Non-deductible meals and entertainment...............         .38           (11.72)            15.91
         Non-deductible goodwill amortization.................         .21            (2.34)              .18
         Other, net...........................................        (.72)           (3.47)             1.32
                                                                    ------          -------           -------
                  Effective tax rate..........................       40.17%           20.47%            62.49%
                                                                    ======          =======           =======


                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30,1997

         The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 1997 and 1996 consisted of the following (in thousands):

                                                                                      1997              1996
                                                                                      ----              ----
Continuing Operations:
     Deferred tax assets:
         Allowance for doubtful accounts ...............................            $    461             $   404
         Insurance reserves.............................................                 539                 595
         Revenue recognition............................................                 378                 491
         Tires in service...............................................                 412                 616
         Parts and supplies.............................................                 488                 608
         Accrued expense reserves.......................................                 750                 826
         Other    .....................................................                  576                 536
                                                                                      ------              ------
                  Total deferred tax assets............................               $3,604              $4,076
                                                                                      ======              ======
     Deferred tax liabilities:
         Excess tax depreciation.......................................             $ (5,158)            $(5,220)
         Capital leases  ..............................................               (5,337)             (4,278)
                                                                                    --------             -------
                  Total deferred tax liabilities.......................             $(10,495)            $(9,498)
                                                                                    ========              ======
Discontinued Operations:
         Net current deferred tax assets...............................             $    709             $ 2,428
         Net noncurrent deferred tax liabilities.......................                  (82)             (1,398)
                                                                                    --------             -------
                                                                                    $    627             $ 1,030
                                                                                    ========              ======
Net current deferred tax assets                                                     $  1,568             $ 3,404
Net noncurrent deferred tax liabilities................................               (7,832)             (7,796)
                                                                                    --------             -------
                  Total net deferred tax liabilities...................             $ (6,264)            $(4,392)
                                                                                    ========             =======


         As of June 30, 1997, the Company had approximately $5.1 million of operating loss carryforwards with expiration dates through 2012.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30,1997

 (12) SUPPLEMENTAL CASH FLOW INFORMATION

         In 1997, 1996 and 1995, capital lease obligations in the amount of $33.9 million, $14.9 million and $13.0 million, respectively, were incurred in connection with the purchase of, or option to purchase, tires in service and revenue equipment.

         For 1997, 1996 and 1995, the Company made interest payments of $4.9 million, $3.3 million and $3.3 million, respectively.

         For 1997, 1996 and 1995, the Company made income tax payments of $252 thousand, $880 thousand, and $1.5 million, respectively.

(13) INVESTMENT IN UNCONSOLIDATED AFFILIATE

         On December 18, 1996, the Company sold certain assets consisting primarily of customer lists of its wholly owned freight forwarding operations conducted in the New York area to NG Enterprises, Inc. (NGE), a company controlled by Norman G. Grief, the former President and Chief Executive Officer of Randy International, Inc. In connection with the sale, the Company acquired a 49% interest in NGE, agreed to provide a five year interest bearing revolving credit loan up to $1.9 million secured by the assets of NGE and agreed to an option exercisable by NGE to acquire the Company's 49% interests in NGE for $300,000 initially, which amount will increase by $30 thousand annually. No gain or loss was recognized on the sale. On July 11, 1997, the Company transferred its 49% interest in NGE to NGE and the business conducted by NGE was sold to Union Transport Corporation, a wholly owned subsidiary of Union Transport, Inc., a global logistics company. In that transaction, Union Transport Corporation assumed, with the Company's consent, certain of the obligations of NGE to the Company.

(14)     ACQUISITIONS

Freight Forwarding

         On October 31, 1994, the Company entered into a partnership (the "Partnership Agreement") with Jacky Maeder, Ltd., a freight forwarding company wholly owned by Swissair Associated Companies Ltd. ("Swissair"), which partnership combined the respective United States freight forwarding operations of the Company (Randy International, Ltd.) with Jacky Maeder, Ltd. The partnership between the two companies operated under the name "Celadon/Jacky Maeder Company" and was 70% owned by the Company and 30% owned by Jacky Maeder, Ltd. The Company accounted for this transaction as a purchase. In addition, Swissair purchased 200,000 shares of the Company's Common Stock at $18.07 per share. The Company loaned $2.5 million of the proceeds of this share issuance to Celadon/Jacky Maeder Company.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30,1997

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

         In connection with the integration of the Company's United States freight forwarding business with that of Jacky Maeder, the Company wrote-off costs of $2 million during December 1995 related to the former Randy International computer system. This system was abandoned as a result of the Company's conversion to a single integrated computer system for substantially all of the United States freight forwarding operations of Celadon/Jacky Maeder Company.

         During March 1995, the Company, through its wholly owned subsidiary, Randy UK, acquired Guestair, Ltd., a freight forwarding company based in the United Kingdom for approximately $2.6 million. The Company accounted for this transaction as a purchase.

         In December 1995, the Company discontinued the operations of the freight forwarding division. See Note 15 - "Discontinued Operations."

Trucking

         In May 1995, the Company made an investment of approximately $1.1 million in Servicio de Transportacion Jaguar, S.A. de C.V. ("Jaguar"), formerly known as Transportes RQF, S.A. de C.V., a previously inactive entity. For its investment, the Company acquired 75% of the stock of Jaguar. Jaguar is a Mexican motor freight carrier. The Company has accounted for this transaction as a purchase.

         On June 29, 1995, the Company acquired Cheetah Transportation Company and CLK, Inc. ("Cheetah"). Cheetah operates in the flatbed segment of the full truckload market. The purchase price was approximately $5.1 million. The Company has accounted for this transaction as a purchase.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 1997

(15) DISCONTINUED OPERATIONS

FREIGHT FORWARDING SEGMENT

         During December, 1995 the Board of Directors of Celadon Group, Inc. authorized the disposal of the Company's freight forwarding business. In connection with the Company's plan of disposition effective February 1, 1996, the U.S. customer list together with certain assets and liabilities of the Company's U.S. freight forwarding business, operating under the name Celadon/Jacky Maeder Company, were sold to the Harper Group, Inc.'s primary operating subsidiary, Circle International, Inc. Pursuant to the terms of the transaction, the total purchase price for these assets and liabilities was to be paid in cash and equal the net revenue derived from such customer list during the twelve-month period following February 1, 1996. The Harper Group, Inc. made an initial down payment of $9.5 million at closing with the balance of the purchase price to be paid in quarterly installments as earned by the Harper Group, Inc. There were no additional payments by Harper Group, Inc. to the Company based on reported net revenues during the measurement period.

         In May 1996, the Company became the sole owner of the freight forwarding operations conducted in the New York area by acquiring the minority interest of Jacky Maeder, Ltd. This step was taken to facilitate the ultimate disposition of this operation. On December 18, 1996, the Company sold certain assets consisting primarily of customer lists of the freight forwarding operations conducted in the New York area to NG Enterprises, Inc. ("NGE"), a company controlled by Norman G. Grief, the Former President and Chief Executive Officer of Randy International, Inc. In connection with the sale, the Company received a 49% interest in NGE, was relieved of its obligation to Norman G. Grief under his employment contract, agreed to provide a five year interest bearing revolving credit loan up to $1.9 million secured by the assets of NGE and agreed to an option exercisable by NGE to acquire the Company's 49% interest in NGE for $300,000 initially, which amount would increase by $30 thousand annually. No gain or loss was recognized on the sale. On July 11, 1997, the Company transferred its 49% interest in NGE to NGE and the business conducted by NGE was sold to Union-Transport Corporation, a wholly owned subsidiary of Union-Transport, Inc. a global logistics company. In that transaction, Union-Transport Corporation assumed, with the Company's consent, certain of the obligations of NGE to the Company.

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

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 1997
                          (DOLLAR AMOUNTS IN THOUSANDS)

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

         At June 30, 1997 and 1996, assets and liabilities included in the Company's consolidated balance sheet related to the discontinued freight forwarding operation are as follows (in thousands):

                                                                                        JUNE 30,
                                                                                1997               1996
                                                                                ----               ----
         Assets:

             Cash..................................................           $  753                $ 3,142
             Accounts receivable (net of allowance)................            1,457                  8,436
             Accounts receivable other.............................               25                  2,558
             Prepaid expenses and other current assets.............              167                    224
             Assets held for resale................................              ---                     69
             Income tax receivable.................................            2,565                    ---
             Deferred income tax receivable........................              568                   2,369
             Other assets..........................................              590                    ---
                                                                              ------                 -------
                      Total........................................           $6,125                 $16,798
                                                                              ======                 =======
         Liabilities and Equity:
             Accounts payable......................................           $1,230                $ 4,805
             Accrued expenses......................................            1,861                  6,146
             Income taxes payable..................................              ---                    105
             Deferred income tax liabilities (assets)..............              (36)                   (11)
             Equity adjustment for foreign
                currency translation...............................              ---                     25
                                                                             -------                -------
                      Total........................................           $3,055                $11,070
                                                                              ======                =======

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30,1997
                          (DOLLAR AMOUNTS IN THOUSANDS)

         At June 30,1997 and 1996, assets and liabilities included in the Company's consolidated balance sheet related to the discontinued logistics segments are as follows (in thousands):

                                                                              JUNE 30,
                                                                       1997            1996
                                                                       ----            ----
         Assets:
             Cash.................................................    $  ---              33
             Accounts receivable (net of allowance)...............       ---             303
             Accounts receivable other............................       ---             632
             Income tax receivable................................       ---             329
             Assets held for sale.................................       ---           2,479 (1)
             Deferred income tax receivable.......................       ---              36
                                                                      ------          ------
                  Total...........................................    $  ---          $3,812
                                                                      ======          ======
         Liabilities and Equity:

             Accrued expenses.....................................       ---          $  214
             Income taxes payable.................................       ---             276
             Deferred income taxes payable........................       ---             206
             Equity adjustment for foreign
               currency translation...............................       ---              (2)
                                                                     -------         -------

                  Total...........................................   $   ---         $   694
                                                                     =======         =======

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

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30,1997

         The Company recorded a charge to earnings of $8.2 million during the three months ending December 31, 1995 representing the expected loss on the disposal of the freight forwarding segment. In determining the estimated loss on disposition in the December 31, 1995 quarterly financial statements, management made certain estimates and assumptions based upon currently available information. These estimates and assumptions primarily related to the ultimate sales price to be received from the sale of the U.S. customer list to the Harper Group, Inc., the net realizable value of the remaining assets to be disposed of, the liquidation of trade receivables, and the costs associated with the settlement of certain leases, severance and other obligations. The Company also recorded an additional $4.6 million loss on disposal, net of tax, in the June 30, 1996 financial statements. This is primarily a result of the reduction in the payment to be received from the Harper Group, Inc. for revenue attributable to the U.S. customer list which they acquired. Additionally, based on actual collection and payment experience and cost to wind-down the operations through June 30, 1996, the estimated after tax loss on discontinued freight forwarding operations was increased by $1.2 million to $2.3 million. Revenue of the freight forwarding segment for the years ended June 30, 1996, 1995 and 1994, were $120.5 million and $126.5 million and $83.2 million, respectively.

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

(16) SUBSEQUENT EVENTS

         On August 25, 1997, the Company acquired the net assets of the transportation services unit of the General Electric Industrial Control Systems (GEICS) business and a five-year contract to continue providing transportation service to GEICS, which represents approximately one-half of the current business volume of the transportation services unit. The total acquisition price was $8.5 million payable as $5.5 million in cash at closing and a $3.0 million note plus assumption of certain liabilities and lease obligations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     There were no changes in or disagreements with accountants on accounting or financial disclosures within the last three fiscal years.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF  THE REGISTRANT

   On December 17, 1996, five directors were elected to hold office until the annual meeting of stockholders for fiscal 1998 or until their respective successors have been elected and qualified. Those directors are Stephen Russell, Paul A. Biddelman, Michael Miller, Joel E. Smilow and Kilin To.

   The directors, executive officers, and other key employees of the Company and its subsidiaries are as follows:

     Name                 Age                          Position
     ----                 ---                          --------
Stephen Russell            57       Chairman of the Board, President and
                                      Chief Executive Officer of the Company
Ronald S. Roman            52       Senior Executive Vice President - Chief Operating Officer of the
                                      Company
Don S. Snyder              48       Executive Vice President - Chief Financial Officer of the Company
Michael W. Dunlap          35       Vice President - Treasurer of the Company
Paul A. Will               31       Vice President - Secretary and Controller of the Company
Paul Biddelman(1)(2)       51       Director of the Company
Michael Miller(1)          52       Director of the Company
Joel E. Smilow(2)          64       Director of the Company
Kilin To(1)(2)             54       Director of the Company

---------------
(1)  Member of the Audit Committee
(2)  Member of the Compensation Committee

         Mr. Russell has been Chairman of the Board and Chief Executive Officer of the Company since its inception in July 1986. He is also a director of Petroleum Heat and Power Co., Inc., a director of the Interstate Truckload Carriers Conference, and a member of the North American Transportation Alliance advisory board. Mr. Russell has been a member of the Board of Advisors of the Cornell University Johnson Graduate School of Management since 1983.

         Mr. Roman has been Senior Executive Vice President - Chief Operating Officer of the Company since June 1997. He was Executive Vice President - Fleet Management and Customer Service of Celadon Trucking Services, Inc. from July 1996 to June 1997. From October 1985 to July 1996, Mr. Roman was employed by North American Van Lines, Inc., an over-the-road household goods and high value product full truckload transportation company, holding executive positions, primarily Vice President - Fleet Services, from October 1985 to August 1995.

         Mr. Snyder has been Executive Vice President, Chief Financial Officer of the Company since September 1996. He was Executive Vice President, Chief Financial Officer and Treasurer from April, 1996 to September, 1996. He served as Vice President-Controller for Burlington Northern Railroad Company, a company engaged in the railroad transportation business in the United States, from December 1987 to December 1995. Mr. Snyder is a certified public accountant.

         Mr. Dunlap has been Vice President - Treasurer of the Company since July 1996. He served as Vice President of Finance for National Freight, Inc., a regional truckload transportation company, from October 1993 to July 1996. He served as Vice President - Treasurer for Burlington Motor Carriers, Inc., a nationwide truckload transportation company from June 1992 to October 1993, and Corporate Controller for Burlington Motor Carriers, Inc. from October 1990 to June 1992.

         Mr. Will has been Vice President-Secretary and Controller of the Company since September 1996. He was Vice President-Controller for Celadon Trucking Services, Inc. from January 1996 to September 1996 and Controller from September 1993 to January 1996. He served as Controller for American Hi-Lift, a company engaged in the business of renting aerial work platform equipment, from February 1992 to September 1993. Mr. Will is a certified public accountant.

         Mr. Biddelman has been a director of the Company since October 1992. Mr. Biddelman has been Treasurer of Hanseatic Corporation, a private investment company, since April 1992. He is also a director of Petroleum Heat and Power Company, Inc., Premier Parks, Inc., Electronic Retailing Systems International, Inc., Oppenheimer Group, Inc., Star Gas Corporation (the General Partner of Star Gas Partners L.P.), and Insituform Technologies, Inc.

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

         Mr. Smilow has been a director of the Company since December 1996. Mr. Smilow served as Chief Executive Officer of Playtex Products, Inc. and its predecessors ("Playtex") from 1969 until July 10, 1995 and served as Chairman of Playtex from 1969 until June 1995.

         Mr. To has been a director of the Company since 1988. He has been a managing partner of Sycamore Management, Inc., since 1995. He also had been a Vice President of Citicorp Venture Capital, Ltd. ("CVC"), a subsidiary of Citicorp N.A., from 1984 to 1995.

         All directors of the Company hold office until the next annual meeting of stockholders of the Company or until their successors are elected and qualified or they resign. Mr. Russell and Hanseatic Corporation are parties to a stockholders agreement pursuant to which they have agreed to vote their shares of Common Stock for the other's designee. Those designees are Messrs. Russell and Biddelman. See "Security Ownership of Principal Stockholders and Management" and "Certain Relationships and Related Transactions--Transactions with Directors and Stockholders". Executive officers hold office until their successors are chosen and qualified, subject to their removal by the Board of Directors, to any employment agreements or their resignation. See "Compensation of Directors and Executive Officers--Employment Agreements."

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

          The Audit Committee consists of Paul A. Biddelman, Michael Miller and Kilin To. The Audit Committee meets with management and the Company's independent auditors to determine the adequacy of internal controls and other financial reporting matters. The Compensation Committee consists of Paul A. Biddelman, Joel E. Smilow and Kilin To. The Compensation Committee reviews general policy matters relating to compensation and benefits of employees and officers of the Company, administers the Company's Employee Stock Purchase Plan and through October 1996, administered the Company's Stock Option Plan. Effective November 1, 1996, the full Board of Directors became the administrators of the Company's Stock Option Plan. The Company does not have a nominating committee or a committee performing similar functions.

          The Board of Directors of the Company met five times during the fiscal year ended June 30, 1997. In addition, on four occasions, the Board of Directors took action pursuant to unanimous written consent. No current director, while he was an elected Director, failed to attend at least 75% of those meetings plus any committee meeting of the Board of which he was a member. The Company's Audit Committee met two times during the year ended June 30, 1997. The Compensation Committee met three times during the year ended June 30, 1997.

     COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

      Under the securities laws of the United States, the Company's directors, officers, and any persons owning more than 10 percent of the Common Stock are required to report their ownership of Common Stock and any changes in that ownership, on a timely basis, to the Securities and Exchange Commission. Based on material provided to the Company, all such required reports were filed on a timely basis in fiscal 1997. However, the Form 4 for Brian L. Reach for an April 1996 stock option repricing was filed late due to an administrative oversight. That repricing was disclosed in the fiscal year 1996 Annual Report on Form 10-K and Proxy statement.

ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth the cash compensation paid or accrued by the Company for services rendered during fiscal 1997, 1996 and 1995 to the Chief Executive Officer of the Company, each of the three other most highly paid executive officers of the Company, whose annual cash compensation exceeded $100,000 and the Vice President of Special Projects who resigned March 21, 1997 and whose cash compensation exceeded $100,000 prior to his resignation, (collectively, the "Named Executive Officers").

                                            SUMMARY COMPENSATION TABLE

                                                                                 Long Term
                                    ANNUAL COMPENSATION                        Compensation
                                    -------------------                           Awards
                                                                               ------------
                                                                            Securities
                                    Fiscal                                  Underlying         All Other
Name and Principal Position         Year        Salary        Bonus          Options          Compensation
---------------------------         ----       --------       --------      ----------       -------------
Stephen Russell....................  1997      $482,143       $236,957             ---      $  81,642 (1)(2)(3)
   Chairman of the Board             1996       438,711            ---          20,000        110,446 (1)(2)
   and Chief Executive Officer       1995       408,103            ---          50,000        130,978 (1)(2)
Ronald S. Roman(6).................  1997      $137,837         $7,500          35,000      $  33,125 (3)(4)(5)
   Senior Executive Vice President,
   Chief Operating Officer
Don S. Snyder(6)(7)................  1997      $174,015       $ 40,000             ---      $  20,082 (2)(3)(4)(5)
   Executive Vice President,         1996        41,350         10,000          35,000           ---
    Chief Financial Officer
Michael W. Dunlap..................  1997       $99,121       $ 20,000           5,000      $  10,302 (3)(4)(5)
   Vice President, Treasurer
Brian L. Reach.....................  1997      $134,818       $    ---              ---     $  54,053 (2)(3)(4)(8)
   Vice President                    1996       170,000         26,315          20,000          2,136 (2)
   Special Projects                  1995       170,000         29,584          30,000          2,139 (2)

------------
(1) Includes the premiums paid by the Company for term insurance and split-dollar insurance for which the Company has an assignment against the cash value for premiums paid, as follows: $69,477 in fiscal 1997, $99,587 in fiscal 1996 and $120,123 in fiscal 1995.

(2) Includes the Company's contribution under the Company's 401(k) Profit Sharing Plan, as follows: Stephen Russell-- $2,375 in fiscal 1997, $2,375 in fiscal 1996 and $2,371 in fiscal 1995; Don S. Snyder $792 in fiscal 1997; Brian L. Reach -- $1,603 in fiscal 1997, $2,136 in fiscal 1996, and $2,139 in fiscal 1995.

(3) Includes premiums and reimbursement under an Executive health and disability benefit program as follows, Stephen Russell -- $9,789 in fiscal 1997, $8,484 in fiscal 1996 and $8,484 in fiscal 1995; Ronald S. Roman - $634 in fiscal 1997; Don S. Snyder - $611 in fiscal 1997; Michael W. Dunlap - $413 in fiscal 1997; Brian L. Reach - $1,300 in fiscal 1997.

(4) Includes premiums on the employee portion of split dollar life insurance premiums as follows: Ronald S. Roman - $985 in fiscal 1997; Don S. Snyder - $694 in fiscal 1997; Michael W. Dunlap - $379 in fiscal 1997; Brian L. Reach $1,425 in fiscal 1997.

(5)      Includes relocation related expense reimbursements as follows: Ronald
         S. Roman -- $31,506 in fiscal 1997, Don S. Snyder -- $17,985 in fiscal 1997; Michael W. Dunlap -- $9,510 in fiscal 1997.

(6) The Company is a guarantor of personal loans to the executives secured by shares of common stock of the Company as follows: Ronald S. Roman - loan $18,000, shares held as collateral 2,000; Don S. Snyder - loan $54,000, shares held as collateral 6,000.

(7) In connection with Don S. Snyder's relocation, the Company acquired his personal residence and has incurred $122,325 in cost associated with the acquisition and marketing of his home in Ft. Worth, Texas pursuant to his employment contract. Such amount is not included in the above table.

(8) Brian L. Reach resigned as an officer and employee of the Company, effective March 21, 1997 and became a consultant to the Company under the terms of his employment contract. All other compensation includes $49,725 received during the year ended June 30, 1997 as consulting fees.

STOCK OPTIONS

   The following table contains information concerning the grant of stock options to the named Executive Officers.

                                         OPTION GRANTS IN LAST FISCAL YEAR

                                                                                          Potential
                                                                                          Realizable
                                           Individual                                     Value at Assumed
                          Number of        Grants                                         Annual Rates of
                          Securities       % of Total                                     Stock Price
                          Underlying       Options                                        Appreciation For
                          Options          Granted to      Exercise or                    Option Term (1)
                          Granted          Employees       Base Pric     Expiration       ____________
      Name                (shares)         In Fiscal Year  Per Share     Date                5%      10%
      ----                --------         --------------  ----------    ---------          ---      ---
Stephen Russell...........    ---               ---             ---            ---             ---        ---
Ronald S. Roman........... 10,000 (2)           10%           $7.50       08/30/06        $ 47,200   $119,500
                           25,000 (3)           26%           $9.00       10/01/06        $141,500   $358,500
Don S. Snyder.............    ---               ---            ---             ---             ---        ---
Michael W. Dunlap.........  5,000 (4)            5%           $7.50       08/30/06        $ 23,600    $59,750
Brian L. Reach............    ---               ---            ---            ---             ---         ---

---------------
(1) Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) on the Company's Common Stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the timing of such exercise and the future performance of the Company's Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the option holder.

(2) Options for 3,334 shares became exercisable on August 30, 1997, and options for 3,333 shares become exercisable on each of August 30, 1998 and August 30, 1999.

(3) Options for 8,334 shares became exercisable on October 1, 1997, and options for 8,333 shares become exercisable on each of October 1, 1998 and October 1, 1999.

(4) Options for 1,667 shares became exercisable on August 30, 1997, and options for 1,667 shares become exercisable on August 30, 1998 and options for 1,666 shares become exercisable on August 30, 1999.

OPTION EXERCISES AND HOLDINGS

     The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during the last fiscal year and unexercised options held at June 30, 1997. There were no options exercised during fiscal 1997.

                                               AGGREGATED OPTION VALUES

                                   Number of Securities                  Value of Unexercised
                                  Underlying Unexercised                 In-the-Money Options
                                 Options at June 30, 1997                at June 30, 1997 (1)
                            ----------------------------------   ------------------------------------
          Name                Exercisable     Unexercisable          Exercisable       Unexercisable
-------------------------   ----------------------------------   ------------------ -----------------
Stephen Russell                 63,334             6,666             $20,000              $10,000
Ronald S. Roman                    ---            35,000                 ---             $102,500
Don S. Snyder                   23,334            11,666             $35,001              $17,499
Michael W. Dunlap                  ---             5,000                 ---              $20,000
Brian L. Reach (2)              60,000               ---            $112,500                  ---

(1) Fair market value of underlying securities was $11.50 per share based on the closing price of the Company's Common Stock on June 30, 1997.
(2) Brian L. Reach resigned as an officer and employee of the Company, effective March 21, 1997.

DIRECTORS COMPENSATION

FEES

     Non-employee directors of the Company receive an annual fee of $15,000, payable quarterly, for serving as a director of the Company. Such directors receive $1,250 per quarter for serving on committees. Board members are reimbursed for their expenses for each meeting attended.

NON EMPLOYEE DIRECTOR STOCK OPTION PLAN

     On March 31, 1997, the Board of directors adopted the Celadon Group, Inc. Non-Employee Director Stock Option Plan, effective as of April 1, 1997 (the "Director Option Plan"), subject to stockholder approval. The Company intends to submit the Director Option Plan to the stockholders for approval at the next annual meeting of stockholders.

ADMINISTRATION

     The Director Option Plan will be administered by a committee (the "Committee") of the Board of Directors of the Company (the "Board"), appointed from time to time by the Board. If no Committee exists which has the authority to administer the Director Option Plan, the functions of the Committee will be exercised by the Board. The Committee has full authority to interpret the Director Option Plan and decide any questions under the Director Option Plan and to make such rules and regulations and establish such processes for administration of the Director Option Plan as it deems appropriate subject to the provisions of the Director Option Plan.

AVAILABLE SHARES

     If approved by the stockholders, the Director Option Plan authorizes the issuance of up to 100,000 shares of Common Stock upon the exercise of non-qualified stock options granted to non-employee directors of the Company.

OPERATION

     All non-employee directors of the Company will be eligible to be granted Options under the Director Stock Option Plan. A non-employee director is a director serving on the Company's Board who is not an active employee of the Company and/or a subsidiary or parent company of the Company, as defined in Sections 424(e) and 424(f) of the Internal Revenue Code of 1986, as amended (the "Code").

     On April 1, 1997, each of the four non-employee directors of the Company on April 1, 1997 (the "Initial Grant Date") was granted an Option to purchase 4,000 shares of Common Stock, subject to the terms of the Director Option Plan. Each non-employee director who is first elected to the Board after April 1, 1997 will be granted, as of the first day of the month coincident with or next following the date of his or her election, an Option to purchase 8,000 shares of Common Stock, subject to the terms of the Director Option Plan (such grant or any grant on the Initial Grant Date is referred to as the "First Grant"). In addition, on April 1, 1997, each non-employee director who was elected to the Board within the one (1) year period ending March 31, 1997 was granted an additional Option to purchase 8,000 shares of Common Stock, subject to the terms of the Director Option Plan. As of the Initial Grant Date only one non-employee director qualified for this additional grant. Securities underlying options granted on the Initial Grant Date totaled 24,000 shares of Common Stock of the Company.

     On each April 1 after the non-employee director receives the First Grant, the non-employee director will be automatically granted an Option to purchase 4,000 shares of Common Stock. The exercise price for the Options will be 100 percent of the fair market value (as defined in the Director Option Plan) of the Common Stock at the time of the grant of the Options. Grants on the Initial Grant Date have an exercise price of $10.50 per share.

     Generally, each Option granted under the Director Option Plan will be exercisable on or after the later of (a) 6 months after the date of grant or (b) approval of the Director Option Plan by stockholders. Shares purchased pursuant to the exercise of Options will be paid for at the time of exercise as follows:
(I) in cash; (ii) by delivery of unencumbered shares of Common Stock held for at least 6 months; or (iii) a combination thereof. Except where an Option expires earlier, if not previously exercised, each Option will expire upon the tenth anniversary of the date of the grant thereof.

     Options that are exercisable upon a non-employee director's termination of directorship may be exercised for a period of time up to one (1) year depending upon the reason for termination but never beyond the remaining term of the Option.

     All Options granted to a non-employee director and not previously exercisable become vested and fully exercisable immediately upon the occurrence of a change in control (as defined in the Director Option Plan).

     The Director Option Plan provides that it may be amended by the Committee or the Board at any time, and from time to time, to effect (I) amendments necessary or desirable in order that the Director Option Plan and the Options granted thereunder conform to all applicable laws, and (ii) any other amendments deemed appropriate. Notwithstanding the foregoing, to the extent required by law, no amendment may be made that would require the approval of the stockholders of the Company under applicable law or under any regulation of a principal national securities exchange or automated quotation system sponsored by the National Association of Securities Dealers unless such approval is obtained.

     A complete copy of the Director Option Plan will be included as an exhibit to the Proxy Statement mailed to stockholders soliciting proxies for the purpose of approving the Director Option Plan.

EMPLOYMENT AGREEMENTS

     The Company had a four-year employment agreement expiring January 21, 1998 with Stephen Russell, Chairman and Chief Executive Officer of the Company, providing for an initial annual salary of $395,000, which salary was to be increased 7.5% annually during the term of the agreement plus a bonus computed annually. Effective October 1, 1996, the Committee agreed to amend Mr. Russell's contract to reflect his assumption of increased responsibilities following the resignation of Leonard R. Bennett, the former President of the Company on July 3, 1996. The amendment provided that Mr. Russell would receive five percent of profit before tax in excess of $3,000,000 in lieu of the bonus computed under his original contract. On August 1, 1997, the Compensation Committee of the Board of Directors renegotiated the general terms of Mr. Russell's current employment contract. As amended, the employment contract was extended for three years to January 21, 2001. In lieu of a fixed percentage annual base salary increase, Mr. Russell will receive an annual base salary increase equal to the change in the Consumer Price Index and stock options awarded to Mr. Russell on September 9, 1994 to acquire 25,000 shares of Common Stock at an exercise price of $20.00 per share were repriced to the closing sale price on the NASDAQ National Market August 1, 1997 of $12.00. In replacement of a bonus based on a stipulated percentage of pretax income above a minimum level, Mr. Russell will participate in an incentive bonus program designed for all members of the Company's senior management. Depending upon the Company's performance compared with goals established by the Compensation Committee annually, Mr. Russell will earn a bonus as a percentage of his base salary of between 0% and 105%. The agreement also provides that in the event of termination: (I) as a result of a change in control of the Company, Mr. Russell, will receive a lump sum severance allowance in an amount equal to two times his annual compensation; (ii) without cause or by Mr. Russell for cause, Mr. Russell will be entitled to receive his salary for the remainder of the term of the agreement or one year, whichever is greater; and (iii) as a result of the disability of Mr. Russell, he will be entitled to receive 50% of his salary during the two-year period commencing on the date of his termination. The agreement also includes a two-year non-compete covenant commencing on termination of employment. As consideration for such non-compete covenant, the Company has agreed to pay Mr. Russell 50% of his salary during the two years following the termination of the employment agreement.

     The Company has an employment agreement with Ronald S. Roman, Senior Executive Vice President - Chief Operating Officer, expiring September 30, 1999. The agreement, as amended on June 30, 1997 coincident with Mr. Roman's promotion to his current position, provides for annual compensation of $130,000, $150,000 and $165,000 for the periods ended June 30, 1997 and 1998 and September 30, 1999, respectively. The contract provides for the granting of an initial option to acquire 10,000 shares at an exercise price of $7.50 and 25,000 shares of the Company's Common Stock at an exercise price of $9.00 per share and two additional grants of a minimum of 10,000 shares annually under the Company's Stock Option Plan. Additionally, Mr. Roman receives either a company automobile or a monthly car allowance and the right to participate in any bonus, insurance or other benefit plan provided to the Company's executives generally. The agreement contains a one-year non-compete covenant effective from the date employment is terminated by either party for any reason. As consideration for such non-compete covenant, on the date of termination by the Company without cause, Mr. Roman will receive a lump sum severance payment of $165,000.

     The Company has an employment agreement with Don S. Snyder, Executive Vice President, Chief Financial Officer of the Company, expiring April 1, 1998. Such employment agreement provides for an annual salary of $160,000, which will be increased at least 5% annually, and an annual bonus of not less than $40,000. Pursuant to the agreement, upon employment by the Company, Mr. Snyder was granted options to purchase 35,000 shares of the Company's Common Stock under the Company's Stock Option Plan, is provided a monthly car allowance and is entitled to participate in any insurance or other benefit plan provided to the Company's executives generally. In connection with Mr. Snyder's relocation to Indianapolis, Indiana, the Company is obligated to acquire Mr. Snyder's personal residences under certain circumstances. Effective December 1, 1996, the Company purchased Mr. Snyder's residence in Ft. Worth, Texas. The Company's obligation concerning Mr. Snyder's Indianapolis, Indiana residence expires on July 1, 1999. It is undeterminable at this time if the circumstances activating the Company's obligation will occur. The agreement includes a two-year non-compete covenant commencing on termination of employment. As consideration for such non-compete covenant, in the event of termination by the Company without cause, Mr. Snyder will receive a severance payment equal to two times his salary and bonus, payable in biweekly installments during the two-year non-competition period.

     The Company has an employment and consulting agreement with Brian L. Reach, formerly Vice President Special Projects. The agreement provided for Mr. Reach's employment, subject to termination by either Mr. Reach or the Company with two weeks notice, at an annual salary of $170,000 plus benefits available to Company executives generally. Mr. Reach terminated his employment as Vice President Special Projects, effective March 21, 1996. Pursuant to the agreement, Mr. Reach will be retained as a consultant until September 21, 1998, at an annual compensation rate of $180,000 plus reasonable and necessary out-of-pocket expenses following his termination as an employee. Mr. Reach's current benefits were to be continued until such time as he accepted other employment or, if sooner, the end of the consulting agreement. Mr. Reach accepted other employment and his Company benefits were discontinued effective July 1, 1997. Mr. Reach will be permitted to exercise stock options previously granted to him through March 31, 1998 or when he ceases to be a consultant whichever is the first to occur. The agreement includes a non-compete covenant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company and Citicorp Venture Capital, Ltd. ("CVC"), of which Mr. To was an officer, are parties to a registration rights agreement relating to the Common Stock owned by CVC. The Company, Mr. Russell and Hanseatic, a corporation of which Paul A. Biddelman, a director of the Company, is an officer, are all parties to a stockholders' agreement relating to the election of Mr. Russell and a Hanseatic designee to the Board of Directors.

     For a further description of the foregoing transactions, see "Security Ownership of Principal Stockholders and Management"and "Certain Relationships and Related Transactions."

ITEM 12.   SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

     The following table sets forth certain information furnished to the Company regarding the beneficial ownership of Common Stock (i) by each person who, to the knowledge of the Company, based upon filings with the Securities and Exchange Commission, beneficially owns more than five percent of the outstanding shares of the Common Stock, (ii) by each director of the Company, (iii) by each of the executive officers named in the Summary Compensation Table, and (iv) by all directors and executive officers of the Company as a group.

                                                            BENEFICIAL OWNERSHIP OF COMMON STOCK AS OF
                                                                        AUGUST 27, 1997 (1)
                                                            ------------------------------------------
NAME AND POSITION                                           SHARES                   %
---------------------                                       ---------------------    -----------------
Stephen Russell......................................             1,005,298(2)(3)          13.2%
   Chairman of the Board, President and Chief
   Executive Officer of the Company
Ronald S. Roman......................................                14,668   (3)              *
   Senior Executive Vice President, Chief Operating Officer
Don S. Snyder........................................                29,334   (3)              *
   Executive Vice President, Chief Financial Officer
Michael W. Dunlap....................................                 1,667   (3)              *
 Vice President - Treasurer
Brian L. Reach(4)....................................                60,000   (3)              *
   Vice President Special Projects
Paul A. Biddelman....................................             1,016,723   (3)(5)(6)    13.3%
   Director of the Company
Michael Miller.......................................                21,667   (3)(6)           *
   Director of the Company
Joel E. Smilow.......................................               119,200   (6)           1.6%
   Director of the Company
Kilin To.............................................                45,752   (3)(6)           *
   Director of the Company
Citicorp Venture Capital Ltd.........................               438,358   (7)           5.8%
Hanseatic Corporation................................               995,056   (5)          13.1%
Wolfgang Traber......................................               995,056   (5)          13.1%
Columbia Funds Management Company....................               580,000   (8)(9)        7.6%
Dimensional Fund Advisors, Inc.......................               502,900   (9)(10)       6.6%
All executive officers and directors as a group
   (ten persons).....................................             1,327,754   (11)         17.4%

-------------
* Represents beneficial ownership of not more than one percent of the outstanding Common Stock.

(1)   Based upon 7,622,580 shares of Common Stock outstanding at August 27,
      1997.

(2) Excludes 995,056 shares of Common Stock reported as beneficially owned by Hanseatic Corporation ("Hanseatic") in filings with the Securities and Exchange Commission, all of which may be deemed to be beneficially owned by Mr. Russell by virtue of a stockholders agreement among Mr. Russell, Hanseatic and the Company. Mr. Russell disclaims beneficial ownership of such shares. Mr. Russell's address is One Celadon Drive, Indianapolis, IN 46236-4207.

(3) Includes shares of Common Stock which the directors and executive officers had the right to acquire through the exercise of options within 60 days of September 26, 1997, as follows: Stephen Russell - 63,334 shares; Ronald S. Roman - 11,668 shares; Don S. Snyder - 23,334 shares; Michael W. Dunlap - 1,667 shares; Brian L. Reach - 60,000 shares; Paul A. Biddelman - 21,667 shares; Michael Miller - 21,667 shares; and Kilin To - 21,667 shares.

(4) Brian L. Reach resigned as an officer and employee of the Company, effective March 21, 1997.

(5) Of such shares, 946,021 shares of Common Stock are held by Hanseatic Americas LDC, a Bahamian limited duration company in which the sole managing member is Hansabel Partners LLC, a Delaware limited liability company in which Hanseatic is the sole managing member. The remaining shares are held by Hanseatic for discretionary customer accounts, and include 12,121 shares of Common Stock issuable upon exercise of an outstanding warrant. Mr. Biddelman is the Treasurer of Hanseatic and holds shared voting and investment power with respect to the shares held by Hanseatic. In addition, Mr. Wolfgang Traber is the holder of a majority of the shares of capital stock of Hanseatic. Excludes 1,005,298 shares of Common Stock owned by Mr. Russell that are subject to a stockholders agreement among Mr. Russell, Hanseatic and the Company. The address of Hanseatic, Mr. Traber and Mr. Biddelman is 450 Park Avenue, New York, New York 10022.

(6) Excludes shares of Common Stock which the directors, subject to shareholder approval of the Celadon Group, Inc. Non-Employee Director Stock Option Plan, had the right to acquire through the exercise of options within 60 days of September 26, 1997, as follows: Paul A. Biddelman - 4,000 shares; Michael Miller - 4,000 shares; Joel E. Smilow - 12,000 shares; and Kilin To - 4,000 shares.

(7) The address of Citicorp Venture Capital, Ltd. is 399 Park Avenue, New York, New York.


(8) Columbia Funds Management Company, a registered investment advisor, is deemed to have beneficial ownership of 580,000 shares of Celadon Group, Inc., Common Stock as of June 30, 1997 all of which shares are held by Columbia Special Fund, Inc. Columbia Funds Management disclaims beneficial ownership of all such shares. The address of Columbia Funds Management Company is 1300 SW Sixth Avenue, P. O. Box 1350, Portland, Oregon 97207. The address of Columbia Special Funds, Inc. Is 1301 S.W. Sixth Avenue P.O. Box 1350, Portland, Oregon 97207.

(9) This information is based upon Schedules 13G filed with the Securities and Exchange Commission for the June 30, 1997 reporting period.

(10) Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 502,900 shares of Celadon Group, Inc. Common Stock as of June 30, 1997, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares. The address of Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.

(11)   See footnotes (3) and (6) above.

       Except as otherwise indicated, the Company has been advised that the beneficial holders listed in the table above have sole voting and investment power regarding the shares shown as being beneficially owned by them. Except as noted in the footnotes, none of such shares is known by the Company to be shares with respect to which the beneficial owner has the right to acquire beneficial ownership.

       The Company, Stephen Russell and Hanseatic are parties to a stockholders agreement which provides that, as long as Hanseatic or Mr. Russell each beneficially own at least five percent of the outstanding shares of Common Stock, the Company shall use its best efforts to insure that one member of the Company's board of directors is a designee of Hanseatic and that another member of the Company's board of directors is a designee of Mr. Russell. In addition, Mr. Russell and Hanseatic have agreed to vote all shares of Common Stock owned by them in favor of the election of such nominees or, upon the death of Mr. Russell, for the designee of the holder of a majority of Mr. Russell's shares of Common Stock on the date of death.

ITEM 13. CERTAIN  RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH DIRECTORS AND STOCKHOLDERS

         Stephen Russell, Chairman and Chief Executive Officer of the Company, and Leonard R. Bennett, former President and Chief Operating Officer of the Company, were parties to a voting agreement pursuant to which they agreed to vote their shares of Common Stock for the other's designee or, upon the death of Mr. Russell or Mr. Bennett, for the designee of the holder of a majority of the decedent's shares of Common Stock on the date of death, as director of the Company. Messrs. Russell and Bennett were the designees pursuant to such agreement. The agreement was terminated upon Mr. Bennett's resignation from the Company on July 3, 1996.

         On July 3, 1996, Leonard R. Bennett, former President, Chief Operating Officer and a Director of the Company resigned as an Officer and Director of the Company and all of its subsidiaries. At that time, he also released the Company from its obligations under his employment contract. The Company entered into a three year noncompete and consulting agreement with Mr. Bennett which provided for annual payments of $268,396 and continuation of certain disability and life insurance benefits. In addition, on July 3, 1996, Mr. Bennett acquired the Company's 80.5% interest in Celsur Inc. for a total of 100,000 shares of Celadon Group, Inc. common stock and $2,440,645 in the form of a personal note, bearing interest at the prime commercial lending rate of the Chase Manhattan Bank, N.A. New York, New York. and payable October 3, 1996. The note plus interest was paid in full on October 3, 1996. Payments under the noncompete and consulting agreement, prior to its termination, totaled $124,583. On March 28, 1997, the agreement was terminated and all other obligations of the parties, except for the non-compete and confidentiality provisions and certain indemnifications, ceased upon the payment by the Company of $365,565.

         On July 3, 1996, Peter Bennett, Executive Vice President Administration of Celadon Trucking Services, Inc., (CTSI), the Company's principal operating subsidiary, resigned as an officer and employee of CTSI. The Company entered into a one year noncompete and consulting contract with Mr. Bennett providing for an annual payment of $60,000. Payments under the contract prior to its termination totaled $27,692. On March 28, 1997, the agreement was terminated and all other obligations of the parties, except for the non-compete and confidentiality provisions and certain indemnifications, ceased upon the payment by the Company of $30,692.

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

         The Company and Hanseatic, a corporation of which Paul Biddelman, a director of the Company, is an officer, entered into a registration rights agreement, dated as of October 8, 1992, in connection with Hanseatic's purchase of a 9.25% Senior Subordinated Convertible Note (the "Hanseatic Note") for an aggregate purchase price of $8,000,000. The Hanseatic Note was converted in February 1994 into 739,371 shares of Common Stock (equivalent to a conversion price of $10.82 per share). In connection with the purchase of the Hanseatic Note, the Company paid Hanseatic a $160,000 facility fee and issued to Hanseatic a warrant to purchase, 12,121 shares of Common Stock at any time prior to September 30, 1998, at an exercise price of $10.82 per share. Until October 1998, Hanseatic and its permitted transferees have the right to require the Company to file, subject to certain terms and conditions, a registration statement in respect of any or all of the shares of Common Stock (subject to a minimum of 363,636 shares) covered by such agreement which are then held by the requesting holders. In addition, Hanseatic and its permitted transferees have the right to require the Company to include, subject to certain exceptions, any or all shares of Common Stock covered by such agreement in any registration statement filed by the Company. Such "piggyback" rights, terminate on September 30, 2001.

         The Company, Hanseatic, Stephen Russell, and Leonard Bennett were parties to a stockholders' agreement, dated as of October 8, 1992, which was amended on July 3, 1996 to release Mr. Bennett.

Since July 1996, the agreement has provided that each party shall vote its shares of Common Stock for the election as director of one designee of the other party. See "Security Ownership of Principal Stockholders and Management."

         In July 1996, the Company guaranteed eight individual one year bank loans to eight executives aggregating $270,000. The loans range in amounts from $9,000 to $54,000, are full recourse to the individual executive and are secured by a total of 30,000 shares of Celadon Group, Inc. Common stock owned by the executives individually. In February, 1997, one of the original participants withdrew and was replaced by two additional executives. On July 1, 1997, the bank loans and the Company's guarantee were extended until January 1, 1998. The total amounts and ranges noted were not effected.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                 PAGE NUMBER OF
                                                                  ANNUAL REPORT
                                                                  ON FORM 10-K
                                                                  -------------
(A)     LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

        (1)       FINANCIAL STATEMENTS

Reports of Independent Auditors                                         29

Consolidated Balance Sheets as of  June 30, 1997  and 1996              30

Consolidated Statements of  Operations for the years ended
     June 30,  1997, 1996 and 1995                                      31

Consolidated Statements of Cash Flows for the years ended
     June 30,  1997, 1996 and 1995                                      32

Consolidated Statements of Stockholders' Equity for the years
     ended June 30,  1997, 1996 and 1995                                33

Notes to Consolidated Financial Statements                              34

        (2)       FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements Schedules as of and for the years ended June
     30, 1997, 1996 and 1995:

     Schedule II      Valuation and Qualifying Accounts

All other Financial Statements Schedules have been omitted because they are not required or are not applicable.

  (3)   EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K).

   3.1 -- Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 of Form S-1 filed January 20, 1994 (No. 33-72128).
   3.2 -- Certificate of Amendment of Certificate of Incorporation dated February 2, 1995 decreasing aggregate number of authorized shares to 12,179,985, of which 179,985 shares of the par value $1.00 per share shall be designated "Preferred Stock" and 12,000,000 shares of the par value of $.033 per share shall be designated "Common Stock", filed herewith.
   3.3 -- By-laws of the Company. Incorporated by reference to Exhibit 3.2 of Form S-1 filed January 20, 1994 (No. 33-72128).
   10.1 -- Amended and Restated Employment Agreement, dated May 13, 1994, between Norman Greif and Randy International, Ltd., Celadon Group, Inc. and certain of their affiliates, Incorporated by reference to
           Exhibit 10.1 of form 10-K filed October 13, 1994.
   10.2 -- Employment Agreement, dated September 24, 1993, between Brian Reach and the Company. Incorporated by reference to Exhibit 10.2 of Form S-1 filed January 20, 1994 (No. 33-72128).
   10.3 -- 1994 Stock Option Plan of the Company. Incorporated by reference to
           Exhibit 10.3 of Form S-1 filed January 20, 1994 (No. 33-72128).
   10.4 -- 401(k) Profit Sharing Plan of the Company. Incorporated by reference to Exhibit 10.4 of Form S-1 filed January 20, 1994 (No. 33-72128).
   10.5 -- Employee Stock Ownership Plan and Trust Agreement, effective July 1, 1990. Incorporated by reference to Exhibit 10.5 of Form S-1 filed January 20, 1994 (No. 33-72128).
   10.6 -- ESOP Loan Agreement, dated July 2, 1990, among the International Bank of Commerce, the Company's Employee Stock Ownership Trust, the Company, and Celadon Trucking Services, Inc. Incorporated by reference to Exhibit 10.6 of Form S-1 filed January 20, 1994
           (No. 33-72128).
   10.7 -- Stock Purchase Agreement, dated June 30, 1990, among Randy Acquisition Corp., Norman Greif, Wilfred Lembck, John Rocca, and Ronald Steele, as amended. Incorporated by reference to Exhibit 10.7 of Form S-1 filed January 20, 1994 (No. 33-72128).
 **10.8 -- Motor Carrier Transportation Agreement, dated February 1, 1987, between Chrysler Motors Corporation and the Trucking Division, as amended. Amendment incorporated by reference to Exhibit 10.8 of Form 10-Q filed November 14, 1996.
   10.9 -- Motor Carrier Transportation Agreement, effective as of October 1, 1993, between Chrysler Motors Corporation and Celadon Trucking Services, Inc., as amended. Amendment incorporated by reference to
           Exhibit 10.9 of Form 10-K filed October 14, 1994.
   10.10-- Registration Rights Agreement, dated February 14, 1991, between
           Unibank A/S and the Company. Incorporated by reference to Exhibit of Form S-1 filed January 20, 1994 (No. 33-72128).
   10.11-- Common Stock Purchase Warrant Agreement, dated February 14, 1991, between Unibank A/S and the Company. Incorporated by reference to
           Exhibit 10.22 of Form S-1 filed January 20, 1994 (No. 33-72128).

   10.12-- International Bancshares Corporation Warrant to Purchase Shares of
           Common Stock, as amended. Incorporated by reference to Exhibit 10.23 of Form S-1 filed January 20, 1994 (No. 33-72128).
   10.13-- Registration Rights Agreement, dated April 7, 1988, between Citicorp
           Venture Capital, Ltd. and the Company. Incorporated by reference to
           Exhibit 10.24 of Form S-1 filed January 20, 1994 (No. 33-72128). 10.14-- Stockholders' Agreement, dated April 7, 1988, among Citicorp Venture
           Capital, Ltd., the Company, and the Stockholders set forth on
           Schedule I thereto. Incorporated by reference to Exhibit 10.25 of Form S-1 filed January 20, 1994 (No. 33-72128).
   10.15-- Voting Agreement, dated as of October 8, 1992, among the Company,
           Stephen Russell, and Leonard R. Bennett. Incorporated by reference to
           Exhibit 10.27 of Form S-1 filed January 20, 1994 (No. 33-72128). 10.16-- Registration Rights Agreement, dated October 8, 1992, between the
           Company and Hanseatic Corporation. Incorporated by reference to
           Exhibit 10.30 of Form S-1 filed January 20, 1994 (No. 33-72128). 10.17-- Stockholders' Agreement, dated October 8, 1992, among the Company,
           Stephen Russell, Leonard Bennett, and Hanseatic Corporation. Incorporated by reference to Exhibit 10.31 of Form S-1 filed
           January 20, 1994 (No. 33-72128).
   10.18-- Warrant Certificate, dated October 8, 1992, to subscribe for and purchase 12,121 shares of Common Stock of the Company registered in the name of Deltec Asset Management Corporation, as Custodian for Hanseatic Corporation. Incorporated by reference to Exhibit 10.33 of Form S-1 filed January 20, 1994 (No. 33-72128).
   10.19-- Lease, dated as of September 13, 1990, between Prime GL Realty
           Associates, Inc. and Randy International, Ltd., as amended. Incorporated by reference to Exhibit 10.34 of Form S-1 filed January 20, 1994 (No.33-72128).
   10.20-- Joint Venture Operating Agreement, effective as of September 1, 1993, between the Company and Grupo Hercel, S.A. de C.V. Incorporated by reference to Exhibit 10.35 of Form S-1 filed January 20, 1994 (No. 33-72128).
   10.21-- Loan and Security Agreement, dated as of June 30, 1992, between Sanwa
           General Equipment Leasing, Incorporated and Celadon Trucking Services, Inc. Incorporated by reference to Exhibit 10.36 of Form S-1 filed January 20, 1994 (No. 33-72128).
   10.22-- Guaranty, dated June 30, 1992, of the Company in favor of Sanwa
           General Equipment Leasing, Incorporated. Incorporated by reference to
           Exhibit 10.37 of Form S-1 filed January 20, 1994 (No. 33-72128). 10.23-- Lease Agreement, dated November 29, 1989, between Porcelli GMC
           Trucks, Inc. and Celadon Trucking Services, Inc. Incorporated by reference to Exhibit 10.38 of Form S-1 filed January 20, 1994 (No. 33-72128).
   10.24-- Lease Agreement, dated February 24, 1993, between Central Jersey
           Freightliner and Celadon Trucking Services, Inc. Incorporated by reference to Exhibit 10.39 of Form S-1 filed January 20, 1994 (No. 33-72128).

   10.25-- Lease Agreement, dated October 31, 1991, between Mercedes-Benz Credit
           Corp. and Celadon Trucking Services, Inc. Incorporated by reference to Exhibit 10.40 of Form S-1 filed January 20, 1994 (No. 33-72128).
   10.26-- Real Estate Lien Notes made by Celadon Trucking Services, Inc. in favor of International Bank of Commerce. Incorporated by reference to
           Exhibit 10.41 of Form S-1 filed January 20, 1994 (No. 33-72128). 10.27-- Promissory Note, dated June 28, 1990, made by the Company in favor of
           American National Bank and Trust Company. Incorporated by reference to Exhibit 10.42 of Form S-1 filed January 20, 1994 (No. 33-72128).
   10.28-- Employment Agreement between the Company and Stephen Russell.
           Incorporated by reference to Exhibit 10.43 of Form S-1 filed January 20, 1994 (No. 33-72128).
   10.29-- Employment Agreement between the Company and Leonard R. Bennett.
           Incorporated by reference to Exhibit 10.44 of Form S-1 filed January 20, 1994 (No. 33-72128).
   10.30-- Partnership Agreement dated August 24, between Randy International,
           Ltd. and Jacky Maeder, Ltd. Incorporated by reference to Exhibit
           10.30 of Form 10-K filed October 13, 1994.
   10.31-- Global Alliance and Cooperation Agreement dated August 26, 1994 among
           Celadon Group, Inc; Randy International, Ltd., Jacky Maeder AG, Jacky Maeder, Ltd. and Celadon-Jacky Maeder Company. Incorporated by reference to Exhibit 10.31 of Form 10-K filed October 13, 1994.
   10.32-- Non-Qualified Stock Option Agreement dated May 13, 1994, between
           Celadon Group, Inc. and Norman Greif. Incorporated by reference to
           Exhibit 10.32 of Form 10-K filed October 13, 1994.
   10.33-- $35,000,000 Credit Agreement dated June 1, 1994 between Celadon
           Group, Inc., Celadon Trucking Services, Inc. and Randy International Ltd. and NBD Bank N.A. and The First National Bank of Boston. Incorporated by reference to Exhibit 10.33 of Form 10-K filed October 13, 1994.
   10.34-- First amendment, dated October 31, 1994, to the $35,000,000 Credit
           Agreement dated June 1, 1994 between Celadon Group, Inc., Celadon Trucking Services, Inc. and Randy International, Ltd. and NBD bank N.A. and the First National Bank of Boston. Incorporated by reference to Exhibit 10.34 of Form 10-K filed November 30, 1995.
   10.35-- Second amendment, dated October 31, 1995, to the $35,000,000 Credit
           Agreement dated June 1, 1994 between Celadon Group, Inc., Celadon Trucking Services, Inc. and Randy International, Ltd. and NBD bank N.A. and the First National Bank of Boston. Incorporated by reference to Exhibit 10.35 of Form 10-K filed November 30, 1995.
   10.36-- $6,500,000 Credit Agreement dated October 31, 1994 between
           Celadon/Jacky Maeder Company and NBD Bank, N.A. and the First National Bank of Boston. Incorporated by reference to Exhibit 10.36 of Form 10-K filed November 30, 1995.
   10.37-- First amendment, dated October 31, 1995, to the $6,500,000 Credit
           Agreement dated October 31, 1994 between Celadon/Jacky Maeder Company and NBD Bank, N.A. Incorporated by reference to Exhibit 10.37 of Form 10-K filed November 30, 1995.

   10.38-- Share Purchase Agreement, dated June 30, 1995, between Charles E.
           Holland, Michael Kuykendall and Roger Sanderson. Incorporated by reference to Exhibit 10.38 of Form 10-K filed November 30, 1995.
   10.39-- International Bancshares Corporation Warrant extension letter October
           25, 1995. Incorporated by reference to Exhibit 10.39 of Form 10-K filed November 30, 1995.
   10.40-- Employment Agreements dated April 1, 1996 and June 28, 1996 between
           Don S. Snyder and the Company. Incorporated by reference to Exhibit
           10.40 of Form 10-K filed September 26, 1996.
   10.41-- Consulting and Non-Competition Agreement dated July 3, 1996 between
           Leonard R. Bennett and the Company. Incorporated by reference to
           Exhibit 10.41 of Form 10-Q filed November 14, 1996.
   10.42-- Third amendment, dated September 13, 1996, to the $35,000,000 Credit
           Agreement dated June 1, 1994 between Celadon Group, Inc., Celadon Trucking Services, Inc. and Randy International, Ltd. and NBD Bank N.A. and the First National Bank of Boston. Incorporated by reference to Exhibit 10.42 of Form 10-Q filed November 14, 1996.
   10.43-- Amendment dated July 3, 1996 to Stockholders Agreement dated October
           8, 1992 between Leonard R. Bennett, Stephen Russell, Hanseatic Corporation and the Company. Incorporated by reference to Exhibit
           10.43 of Form 10-Q filed November 14, 1996.
   10.44-- Agreement dated July 3, 1996 terminating Voting Agreements dated
           October 8, 1992 and October 6, 1986 between Leonard R. Bennett, Stephen Russell and the Company. Incorporated by reference to Exhibit
           10.44 of Form 10-Q filed November 14, 1996.
   10.45-- 401(K) Profit Sharing Plan and Adoption Agreement of the Company.
           Incorporated by reference to Exhibit 10.45 of Form 10-Q filed February 12, 1997.
   10.46-- Settlement Agreement dated March 28, 1997 between Leonard R. Bennett and the Company. Incorporated by reference to Exhibit 10.46 of Form 10-Q filed May 9, 1997.
   10.47-- Fourth amendment, dated March 24, 1997, to the Credit Agreement dated
           June 1, 1994 between Celadon Group, Inc., Celadon Trucking Services, Inc., and NBD Bank N.A. and the First National Bank of Boston. Incorporated by reference to Exhibit 10.47 of Form 10-Q filed May 9, 1997.
   10.48-- International Bancshares Corporation Warrant extension letter dated
           October 1, 1996. Filed herewith.
   10.49-- Fifth amendment dated June 30, 1997 to the Credit Agreement dated
           June 1, 1994 between Celadon Group, Inc. Celadon Trucking Services, Inc., and NBD Bank N.A. and the First National Bank of Boston. Filed herewith.
   10.50-- Amendment dated February 12, 1997 to Employment Agreement dated
           January 21, 1994 between the Company and Stephen Russell. Filed herewith.
   10.51-- Employment Agreements dated October 1, 1996 and June 25, 1997 between
           Ronald S. Roman and the Company. Filed herewith.
   21   -- Subsidiaries.
   23.1 -- Consent of Ernst & Young LLP.
   27   -- Financial Data Schedule
------------------

** Confidential treatment for portions of this Exhibit has been granted pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

 .
      (4) REPORTS ON FORM  8-K.

          No reports on Form 8-K were filed in the quarter ended June 30, 1997.

      (5) EXHIBITS.

              The exhibits required to be filed with this Annual Report on Form-10-K pursuant to Item 601 of Regulation S-K are listed under "Exhibits" in
Part IV, Item 14(a)(3) of this Annual Report on Form 10-K, and are incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized this September 12, 1997.

                               Celadon Group, Inc.

                               By:     /s/ Stephen Russell
                                  ------------------------------
                                            STEPHEN RUSSELL,
                                   CHAIRMAN OF THE BOARD, PRESIDENT
                                      AND CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

              SIGNATURE                         TITLE                                     DATE
              ---------                         -----                                     ----
     / s/ Stephen Russell            Chairman of the Board, President               September 12, 1997
------------------------------         and Chief Executive Officer
         (STEPHEN RUSSELL)

     / s/ Don S. Snyder              Executive Vice President and Chief             September 12, 1997
-------------------------------         Financial Officer of the Company
         (DON  S. SNYDER)              (Principal Financial Officer)


      /s /Paul A. Will                Vice President, Secretary and Controller      September 12, 1997
-------------------------------         (Principal Accounting Officer)
         (PAUL A. WILL)

     /s/ Paul A. Biddelman            Director                                      September 12, 1997
-------------------------------
        (PAUL A. BIDDELMAN)

     /s/ Michael Miller               Director                                      September 12, 1997
-------------------------------
        (MICHAEL MILLER)

     /s/ Joel E. Smilow               Director                                      September 12, 1997
-------------------------------
        (JOEL E. SMILOW)

     /s/ Kilin To                     Director                                      September 12, 1997
-------------------------------
         (KILIN TO)


                                   SCHEDULE II

                               CELADON GROUP, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                    Years ended June 30, 1997, 1996, and 1995


                                    Balance at    Charged to                                       Balance at
                                    Beginning     Costs and      Other                             End of
Description                         of Period     Expenses       Additions        Deductions       Period
-----------                         ---------     ---------      ---------        ----------       -----------
YEAR ENDED JUNE 30, 1995:

     Allowance for doubtful
       accounts                    $  812,093     $1,069,487      $360,000(c)     $  911,596 (a)   $1,329,984
                                   ==========     ==========      ========        ==========       ==========
     Reserves for claims
        payable as self insurer    $1,225,000     $3,237,226         ---          $3,142,226 (b)   $1,320,000
                                   ==========     ==========      ========        ==========       ==========

YEAR ENDED JUNE 30, 1996:

     Allowance for doubtful
       accounts                    $1,329,984     $5,124,676           ---        $1,023,145 (a)   $5,431,515
                                   ==========     ==========      ========        ==========       ==========
     Reserves for claims
       payable as self insurer     $1,320,000     $4,387,603           ---        $3,737,603 (b)   $1,970,000
                                   ==========     ==========      ========        ==========       ==========

YEAR ENDED JUNE 30, 1997:

     Allowance for doubtful
       accounts                    $5,431,515       $279,514           ---        $2,937,675 (a)   $2,773,354
                                   ==========       ========      ========        ==========       ==========
     Reserves for claims
       payable as self insurer     $1,970,000     $4,378,375           ---        $4,532,425 (b)   $1,815,950
                                   ==========     ==========      ========        ==========       ==========

-------------------

(a)  Represents accounts receivable write-offs.
(b)  Represents claims paid.
(c) Represents allowances for uncollectible accounts on books of acquired companies at dates of acquisitions.

                         STATEMENT OF DIFFERENCES
                         ------------------------

The registered trademark symbol shall be expressed as.......................'r'