Form 10-Q
period 1997-09-30
CELADON GROUP INC
filed 1997-11-12
CIK 865941

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED SEPTEMBER 30, 1997

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

Yes    X          No ____

The number of shares outstanding of the Common Stock ($.033 par value) of the Registrant as of the close of business on November 10, 1997 was 7,658,988.

                                  CELADON GROUP, INC.

                                        INDEX TO
                              SEPTEMBER 30, 1997 FORM 10-Q

PART I.    FINANCIAL INFORMATION

      Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets at September 30, 1997 and June 30, 1997 . ................................................ 3

         Condensed consolidated statements of operations -
         For the three months  ended September 30, 1997 and 1996............. 4

         Condensed consolidated statements of cash flows -
         For the three months ended September 30, 1997 and 1996.............. 5

         Notes to condensed consolidated financial statements                 6

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................... 11

PART II.   OTHER INFORMATION

      Item 5.  Other ....................................................... 14

      Item 6.  Exhibits and Reports on Form 8-K............................. 14




                         PART I - FINANCIAL INFORMATION
                               CELADON GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                 SEPTEMBER 30,     JUNE 30,
                                                                                     1997            1997
                                                                               ----------------   ----------
                                                                                 (UNAUDITED)

                                   A S S E T S
Current assets:

    Cash and cash equivalents...................................................     $1,598          $1,845
    Trade receivables, net of allowance.........................................     29,995          27,736
    Accounts receivable - other                                                       1,951           1,616
    Prepaid expenses and other current assets...................................      4,464           3,972
    Tires in service ...........................................................      3,414           2,987
    Income tax recoverable......................................................      3,773           4,198
    Current portion of notes receivable.........................................        675             ---
    Deferred income tax assets .................................................      1,579           1,568
                                                                                    ---------     ---------
                       Total current assets ....................................     47,449          43,922
                                                                                    --------       --------
Property and equipment, at cost ................................................    121,714         113,206
    Less accumulated depreciation and amortization..............................     32,479          29,424
                                                                                    --------       --------
               Net property and equipment.......................................     89,235          83,782
                                                                                    --------       --------
Deposits .......................................................................        526             523
Tires in service ...............................................................      1,923           2,057
Notes receivable, net of current portion........................................      1,150             ---
Advance to affiliate............................................................        ---           1,933
Intangible assets...............................................................        719             750
Goodwill, net of accumulated amortization.......................................      8,405           4,848
Other assets....................................................................      1,372           1,379
                                                                                    --------       ---------
    Total assets................................................................   $150,779        $139,194
                                                                                   =========       ========
    L I A B I L I T I E S  A N D   S T O C K H O L D E R S '    E Q U I T Y
  Current liabilities:

    Accounts payable............................................................     $4,398          $5,284
    Accrued expenses ...........................................................     16,333          14,535
    Bank borrowings and current maturities of long-term debt....................      1,500            ---
    Current maturities of capital lease obligations.............................     11,554          11,376
                                                                                     ------          ------
         Total current liabilities..............................................     33,785          31,195
                                                                                     -------         ------
Long-term debt, net of current maturities ......................................     14,444          11,959
Capital lease obligations, net of current maturities............................     46,402          42,402
Deferred income tax liabilities ................................................      8,640           7,832
                                                                                    ---------       -------
    Total liabilities...........................................................    103,271          93,388
                                                                                   --------          ------
Minority interest...............................................................         12              12
Commitments and contingencies...................................................        ---             ---
Stockholders' equity:

    Preferred stock, $1.00 par value, authorized 179,985 shares, issued and

      outstanding zero shares...................................................        ---             ---
    Common stock, $.033 par value, authorized 12,000,000 shares; issued and
      outstanding 7,750,580 shares at September 30, 1997 and June 30, 1997 .....        256             256
    Additional paid-in capital..................................................     56,281          56,281
    Retained earnings (deficit).................................................     (7,860)         (9,531)
    Equity adjustment for foreign currency translation..........................       (221)           (252)
    Treasury stock, at cost, 128,000 shares at September 30, 1997

      and June 30, 1997 ........................................................       (960)           (960)
                                                                                    --------     ----------
         Total stockholders' equity.............................................     47,496          45,794
                                                                                   ----------    ----------
         Total liabilities and stockholders' equity.............................   $150,779        $139,194
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

                               CELADON GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                   THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                             ------------------------------
                                                                                    1997           1996
                                                                                  --------       -------

Operating revenue....................................................             $51,844        $46,192
                                                                                  -------        -------


Operating expenses:

    Salaries, wages and employee benefits............................             17,481          17,134
    Fuel.............................................................              7,289           7,483
    Operating costs and supplies.....................................              3,986           3,303
    Insurance and claims.............................................              1,577           1,241
    Depreciation and amortization....................................              2,956           2,288
    Rent and purchased transportation ...............................             10,957           8,752
    Professional and consulting fees.................................                415             210
    Communications and utilities.....................................                780             745
    Permits, licenses and taxes  ....................................                861           1,058
    Selling expenses.................................................                854             822
    General and administrative.......................................                665             690
                                                                                --------      ----------
      Total operating expenses.......................................             47,821          43,726
                                                                                 -------        --------

      Operating income ..............................................              4,023           2,466
                                                                                   -----       ---------

Other (income) expense:

    Interest expense, net............................................              1,284             981
    Other, net.......................................................               ---               (9)
                                                                              ----------     ------------

      Other (income) expenses, net ..................................              1,284             972
                                                                                --------         ---------

      Income before income taxes.....................................              2,739           1,494

Provision for income taxes...........................................              1,068             604
                                                                              ----------        ---------
      Net income ....................................................          $   1,671        $    890
                                                                               =========        ========

Earnings per common share:

      Net income per share...........................................              $0.22           $0.12
                                                                                 =======       =========

Weighted average number of common shares and

    equivalents outstanding..........................................              7,708           7,643
                                                                                ========        ========


     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             ( DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                       THREE MONTHS ENDED
                                                                                         SEPTEMBER  30,
                                                                                        ----------------
                                                                                        1997         1996
                                                                                       ------       ------

Continuing Operations:
Cash flows from operating activities:

    Net  income from continuing operations..................................           $1,671      $ 890
    Adjustments to reconcile net  income to net cash provided
         by operating activities:

         Depreciation and amortization......................................            2,956      2,288
      Provision for deferred income taxes...................................              808        499
      Provision for doubtful accounts.......................................               68        106
      Changes in assets and liabilities:

         Decrease in trade receivables......................................            2,974      2,151
         (Increase) in accounts receivable -- other.........................             (168)    (1,608)
         Decrease in income tax recoverable.................................              414        295
         (Increase) in tires in service.....................................             (293)      (796)
         (Increase) decrease in prepaid expenses and other current  assets..             (292)       602
         Decrease in other assets...........................................              116      2,203
         (Decrease) in accounts payable and accrued expenses................           (1,350)    (2,074)
         (Decrease) in income taxes payable.................................              ---       (308)
                                                                                   ---------- -----------
      Net cash provided by operating activities.............................            6,904      4,248
                                                                                      -------  ---------

Cash flows from investing activities:

   Purchase of property and equipment.......................................           (1,174)      (176)
   Proceeds on sale of property and equipment...............................              ---      6,211
   Purchase of business, net of cash........................................           (4,566)      ---
   Disposals of property and equipment......................................              223       ---
   (Increase) decrease in deposits..........................................               (3)       284
                                                                                    ----------   -------
       Net cash provided by (used for) investing activities.................           (5,520)     6,319

Cash flows from financing activities:

   Purchase of treasury stock for cash......................................              ---       (860)
   Proceeds from bank borrowings and debt...................................            1,202         65
   Payments of bank borrowings and debt ....................................              ---     (8,765)
   Principal payments under capital lease obligations.......................           (2,833)    (1,680)
                                                                                      -------   ---------
      Net cash provided by (used for) financing activities .................           (1,631)   (11,240)
                                                                                      -------  -----------
   (Decrease) in cash and cash equivalents..................................             (247)      (673)
   Cash and cash equivalents at beginning of year...........................            1,845      5,246
                                                                                       ------    --------
   Cash and cash equivalents at end of period...............................           $1,598     $4,573
                                                                                       ======    =======



     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

(1)     BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the general instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements and notes thereto of Celadon Group, Inc. (the "Company") for the years ended June 30, 1997, 1996 and 1995 included in the Company's annual report to stockholders.

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

        The condensed consolidated balance sheet at June 30, 1997 was derived from the audited consolidated balance sheet at that date.

(2)     SEGMENT AND GEOGRAPHICAL INFORMATION; SIGNIFICANT CUSTOMER

        The Company's operations consist of two divisions: truckload and flatbed, and the Company generates revenue from its operations in the United States and Mexico. Revenue from Chrysler accounts for a significant amount of the Company's truckload revenue.

                               CELADON GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

Information as to the Company's operations by division is summarized below (in thousands):


                                                              FOR THE THREE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              --------------------------
                                                                 1997              1996
                                                               -------            ------
 Operating revenue:

      Truckload.....................................           $45,456              $41,206
    Flatbed ........................................             6,388                4,986
                                                              --------            ---------
        Total.......................................           $51,844              $46,192
                                                               =======              =======

Operating income:

   Truckload........................................            $4,248               $2,771
   Flatbed .........................................               252                  192
                                                               -------              -------
     Total from operating divisions ................             2,963                4,500

    Corporate expenses..............................               477                  497
    Interest expense................................             1,346                  998
   Interest (income)................................              (62)                 (17)
   Other (income)...................................              ---                   (9)
                                                                 -----                -----
   Income from operations before

        income taxes................................            $2,739               $1,494
                                                                ======               ======

Total assets:

   Truckload........................................          $131,673             $113,045
   Flatbed .........................................             8,510                6,947
                                                             ---------           ----------
        Total from operating divisions..............           140,183              119,992
   Corporate........................................             5,114                7,217
   Discontinued operations (i)......................             5,482               17,431
                                                             ---------            ---------
        Total.......................................          $150,779             $144,640
                                                              ========             ========

Capital expenditures (including capital leases):

   Truckload........................................            $8,851              $15,101
   Flatbed .........................................               122                   13
   Corporate........................................               ---                    7
                                                             ---------         ------------
        Total.......................................            $8,973              $15,121
                                                                ======              =======

Depreciation and amortization:

   Truckload........................................            $2,896               $2,210
   Flatbed .........................................                60                   60
   Corporate........................................               ---                   18
                                                             ---------            ---------
        Total.......................................            $2,956               $2,288
                                                                ======               ======

(i) Remaining assets being liquidated related to operations discontinued in the fiscal year ended June 30, 1996.

                               CELADON GROUP, INC.
            NOTES TO CONDENSED CONSOLIDATED STATEMENTS -- (CONTINUED)
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

Information as to the Company's operations by geographic area is summarized below (in thousands):


                                                   FOR THE THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                    -------------------------
                                                       1997             1996
                                                       ----             ----
Operating revenue:

      United States.................                 $49,777           $45,117
      Mexico (i)....................                   2,067             1,075
                                                   ----------        ---------
           Total ...................                 $51,844           $46,192
                                                     =======           =======

Income (loss) before income taxes:

      United States.................                  $2,589            $1,507
      Mexico (i)....................                     150               (13)
                                                   ----------        ----------
             Total   ...............                  $2,739            $1,494
                                                    =========          =======
      Total assets: (ii)

      United States.................                 $143,032         $124,796
      Mexico (i)....................                    2,265            2,413
                                                   ----------      -----------
            Total...................                 $145,297         $127,209
                                                     ========         ========

----------
(i)   Relates to the Company's truckload operations in Mexico.

(ii) Excludes assets awaiting liquidation relating to operations discontinued in fiscal year ended June 30, 1996.

Significant Customer:

   Revenue from Chrysler accounted for approximately 45% and 51% of the Company's truckload revenue for the three months ended September 30, 1997 and 1996, respectively. The Company transports Chrysler after-market replacement parts and accessories within the United States and Chrysler original equipment automotive parts primarily between the United States and the Mexican border, which accounted for 26% and 74%, respectively, of the Company's revenue from Chrysler for the three months ended September 30, 1997 and 29% and 71%, respectively, for the three months ended September 30, 1996. Chrysler business is covered by two agreements, one of which covers the United States-Mexico business and the other of which covers domestic business. The international contract was extended for three years and now expires on December 31, 1999. The contract applicable to domestic business has expired but is the basis for service provided pending negotiation of a new contract. No other customer accounted for more than 5% of the Company's truckload revenue during any of the periods presented.

                               CELADON GROUP, INC.

                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

(3)     INCOME TAXES

        The Company's effective tax rate differs from the statutory federal tax rate of 35% due to state income taxes and certain expenses which are not deductible for income tax purposes. The effective tax rates for continuing operations for the three months ending September 30, 1997 and 1996 were 39% and 40%, respectively.

(4)     HEDGING ACTIVITIES, COMMITMENTS AND CONTINGENCIES

        The Company, from time-to-time, enters into arrangements to protect against fluctuations in the price of the fuel used by its trucks. As of September 30, 1997, the Company had contracts to purchase fuel for future physical delivery in the months of November 1997 through April 1998. These contracts represent approximately 22% of the anticipated fuel requirements in those months. Additionally, the Company periodically acquires exchange-traded petroleum futures contracts and various commodity collar transactions. Gains and losses on transactions, not designated as hedges, are recognized based on market value at the date of the financial statements. At September 30, 1997, liquidation of outstanding transactions, not designated as hedges, which extended through June 1998 and covered approximately 40% of the Company's fuel requirements would have resulted in a $137 thousand gain. The current and future delivery prices of fuel are monitored closely and transaction positions adjusted accordingly. Total commitments are also monitored to ensure they will not exceed actual fuel requirements in any period. During the quarter ending September 30, 1997 and 1996, gains of $174 thousand and $83 thousand, respectively, on futures contracts and commodity collar transactions were shown as a reduction of fuel expense.

        Standby letters of credit, not reflected in the accompanying condensed consolidated financial statements, aggregated approximately $2.2 million at September 30, 1997.

        The Company has outstanding commitments to purchase approximately $15.7 million of revenue equipment at September 30, 1997.

        The Company has been assessed approximately $750 thousand by the State of Texas for Interstate Motor Carrier Sales and Use Tax for the period from April 1988 through June 1992. The Company disagrees with the State of Texas over the method used by the state in computing such taxes and intends to vigorously pursue all of its available remedies. On October 30, 1996, the Company made a payment of $1.1 million, under protest, which includes interest to the date of payment and enables the Company to pursue resolution of the matter with the State of Texas Attorney General. In the March 1997 quarter, the Company filed its Original Petition against representatives of the State of Texas. The state responded and denied the Company's claims. As of September 30, 1997, the parties to the litigation were exchanging discovery requests and documentation. The Company has accrued an amount that management estimates is due based upon methods they believe are appropriate. While there can be no certainty as to the outcome, the Company believes that the ultimate resolution of this matter will not have a material adverse effect on its consolidated financial position.

        There are various claims, lawsuits and pending actions against the Company and its subsidiaries incident to the operation of its business. The Company believes many of these proceedings are covered in whole or in part by insurance and that none of these matters will have a material adverse effect on its financial position.

                               CELADON GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1997
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

(5)     ACQUISITION

        On August 25, 1997, the Company acquired the net assets of General Electric Transportation Services ("GETS"), the transportation services unit of the General Electric Industrial Control Systems ("GEICS") business. In addition to the net assets acquired, the Company received a five-year contract to continue providing transportation service to GEICS, which represents approximately one-half of the current business volume of the transportation services unit. The total acquisition price was $8.5 million payable as $5.5 million in cash at closing and a $3.0 million note plus assumption of certain liabilities and lease obligations. The revenues and expenses of the operations acquired from GEICS have been included in the Company's consolidated financial statements since September 1, 1997.

(6)     SUBSEQUENT EVENTS

        On November 1, 1997, the warrant held by International Bancshares Corporation was exercised. The warrant holder exercised the warrant by paying the Company $250 thousand upon the issuance of 36,408 shares by the Company. In connection with the warrant, the Company granted certain piggyback and demand registration rights with respect to shares issued.

(7)     SUPPLEMENTAL CASH FLOW INFORMATION

        During the three months ended September 30, 1997 and 1996, capital lease obligations in the amount of $7.0 million and $14.9 million, respectively were incurred in connection with the purchase of, or option to purchase revenue equipment (including tires in service).

Item 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

       This Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such comments are based upon information currently available to management and management's perception thereof as of the date of this report being filed. Actual results of the Company's operations could materially differ from those forward looking statements. Such differences could be caused by a number of factors including, but not limited to, potential adverse affects of regulation and litigation; changes in competition and the effects of such changes; increased competition; change in fuel prices; changes in economic, political or regulatory environments; changes in the availability of a stable labor force; ability of the Company to hire drivers meeting Company standards; changes in management strategies; environmental or tax matters; and risks described from time to time in reports filed by the Company with the Securities and Exchange Commission. Readers should take these factors into account in evaluating any such forward looking statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1996

       Revenue. Consolidated revenue from continuing operations of the Company increased by $5.6 million, or 12%, to $51.8 million for the three months ended September 30, 1997 (the "1997 period") from $46.2 million for the three months ended September 30, 1996 (the "1996 period"). Revenue from the truckload division which includes the Company's Mexican Subsidiary ("Jaguar") increased by $4.3 million, or 10%, to $45.5 million in the 1997 period, including approximately $2.0 million from the General Electric Transport Services ("GETS") division acquired in September 1997, from $41.2 million in the 1996 period. This increase was attributable principally to a 5% increase in overall rates per mile in addition to the revenue generated from the GETS division. The volume of the Company's transportation services between the United States and Mexico as well as domestic markets measured in terms of revenue miles declined 1%. The number of tractors operated by the Company's U.S. truckload operation in over-the-road service rose to 1,269 at September 30, 1997 compared to 1,203 at September 30, 1996 excluding 49 tractors operated by the Company's Mexican affiliate in both periods.

       Revenue for Jaguar increased by $0.9 million, or 90%, to $1.9 million for in the 1997 period from $1.0 million in the 1996 period, primarily as a result of better equipment utilization and increased rates. In addition, Jaguar increased revenues by expanding its fleet through the use of owner-operators which began in the fourth quarter of fiscal year 1997.

       Revenue for the flatbed division which operates under the name of Cheetah Transportation Company ("Cheetah") increased by $1.4 million, or 28%, to $6.4 million for the 1997 period from $5.0 million for the 1996 period. The increase is primarily due to the number of owner-operated tractors in Cheetah's network which increased to 268 at September 30, 1997 from 219 at September 30, 1996.

       Operating income. The truckload division operating income increased by $1.5 million, or 56%, to $4.2 million in the 1997 period from $2.7 million in the 1996 period. The operating ratio for the truckload division, which is the percentage of operating expenses to its revenue, decreased to 90.7% in the 1997 period from

93.3% in the 1996 period. The decrease in the operating ratio is principally related to the rate increase noted above in the United States based business as a slight increase in the cost of driver pay per mile was offset by a reduction in fuel cost per mile. Average fuel cost per gallon decreased to $1.00 in the 1997 period compared with $1.14 in the 1996 period. This cost decrease is net of gains in the 1997 period of $174 thousand achieved in the Company's fuel price management program or $0.026 per gallon consumed compared with $168 thousand gain or $0.023 per gallon in 1996. Costs associated with the larger tractor fleet partially offset the benefits of the price increases. The decrease in the operating ratio was also attributable to operating income recognized in the Jaguar division in the 1997 period compared with an operating loss in the 1996 period.

       The Company's flatbed division operating ratio, which is typically higher than the Company's truckload division since its revenue is generated by owner-operators which are generally more expensive as a percentage of revenue than the use of Company owned equipment, was 96.1% in both the 1997 and 1996 periods. In the 1997 period, the flatbed division payments to owner-operators of $5.1 million, an increase of $1.2 million on higher volume are included in rent and purchased transportation expense and payments to brokers of $0.5 million, an increase of $0.1 million, are included in selling expense.

       Interest expense. Interest expense increased by $0.3 million, or 30%, to $1.3 million in the 1997 period from $1.0 million in the 1996 period, as a result of higher average outstanding borrowings and an increase in the capital lease obligations, which was partially offset by lower average interest rates.

       Income taxes. The effective tax rates for the September 30, 1997 and 1996 periods were 39% and 40%, respectively. The effective tax rates are based upon projected annual income and the impact of items taxed at other than statutory rates. Generally, as projected income increases, the effect of costs which are not deductible for tax purposes decreases and the effective tax rate is reduced.

LIQUIDITY AND CAPITAL  RESOURCES

       The Company's primary capital requirements in fiscal 1998 have been funding the acquisition of revenue equipment for the truckload division. These requirements have been met primarily by equipment leasing arrangements. At September 30, 1997, the Company had a credit facility of $30.0 million from its banks, of which $12.7 million was utilized as outstanding borrowings, and $2.2 million was utilized for standby letters of credit.

       The credit facilities bear interest at either a margin over LIBOR or the bank's prime rate, at the option of the Company. The weighted average interest rate charged on outstanding borrowings was 7.44% at September 30, 1997. The standby letter of credit portion of the Company's facility collaterizes the Company's obligations under insurance policies for liability coverage relating to its trucking operations.

       The truckload division has financed some of its capital requirements by obtaining sales-type lease financing and notes payable on revenue equipment. At September 30, 1997, the Company had an aggregate of $58.0 million in such financing at interest rates ranging from 5.7% to 10.6%, maturing at various dates through 2005. Of this amount, $11.6 million is due within one year. Additionally, the Company uses operating lease arrangements for some revenue equipment. In the quarter ended, September 30, 1997, operating lease payments for revenue equipment totaled $3.1 million compared with $4.1 million in the September 1996 quarter.

       As of September 30, 1997, the Company had on order revenue equipment representing an aggregate capital commitment of $15.7 million. All of the new equipment has been or will be financed using a combination of operating and capital leases and the Company's credit facility.

       The Company's accounts receivable balance relating to continuing operations at September 30, 1997, increased $3.1 million to $29.4 million from $26.3 million at June 30, 1997. The GETS operation, acquired in September 1997, had receivables of $3.8 million and all other operations reflected a reduction of $700 thousand.

       The Company purchases fuel contracts from time-to-time for a portion of its projected fuel needs. At September 30, 1997, the Company had contracts to purchase for future delivery approximately 22% of its fuel requirements. The Company's fuel price management program has not significantly impacted the Company's recent operating results and has not adversely impacted the Company's liquidity.

       On November 1, 1997, the warrant held by International Bancshares Corporation was exercised. The warrant holder exercised the warrant by paying the Company $250 thousand upon the issuance of 36,408 shares by the Company.

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

                           PART II - OTHER INFORMATION

ITEM 5.    OTHER

       On October 17, 1997, the Company solicited proxies for its annual meeting of stockholders to be held at the Hyatt Regency, One South Capital Ave., Indianapolis, Indiana 46236 on Monday, December 1, 1997 at 1:30 PM (local time) for stockholders of record as of October 3, 1997.

ITEM 6.    EXHIBITS AND REPORTS ON  FORM 8K

     (a)   Exhibits

           Exhibit 10.52 -Sixth amendment  dated August 28, 1997 to the Credit
                          Agreement dated June 1, 1994 between Celadon Group, Inc. Celadon Trucking Services, Inc., and NBD Bank N.A. and the First National Bank of Boston.

           Exhibit 11 -   Computation of per share earnings

           Exhibit 27 -    Financial Data Schedule

     (b)   Form 8-K   None

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

Date:   November 12, 1997