Form 10-Q
period 1997-12-31
CELADON GROUP INC
filed 1998-02-11
CIK 865941

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED DECEMBER 31, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The number of shares outstanding of the Common Stock ($.033 par value) of the Registrant as of the close of business on February 6, 1998 was 7,650,155.

                               CELADON GROUP, INC.

                                    INDEX TO

                           DECEMBER 31, 1997 FORM 10-Q

PART I.    FINANCIAL INFORMATION

      Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets at December 31, 1997 and June 30, 1997................................................3

         Condensed consolidated statements of operations -  For the three and six months ended December 31, 1997 and 1996......................4

         Condensed consolidated statements of cash flows - For the six months ended December 31, 1997 and 1996.................................5

         Notes to condensed consolidated financial statements ............6

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................11

PART II.   OTHER INFORMATION

      Item 5.  Other......................................................17

      Item 6.  Exhibits and Reports on Form 8-K...........................17

                         PART I - FINANCIAL INFORMATION
                               CELADON GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                 DECEMBER 31,  JUNE 30,
                                                                                     1997          1997
                                                                                    -----          ----
                        A S S E T S

Current assets:
    Cash and cash equivalents...................................................   $1,435         $1,845
    Trade receivables, net of allowance.........................................   27,299         27,736
    Accounts receivable - other.................................................    3,148          1,616
    Prepaid expenses and other current assets...................................    4,436          3,972
    Tires in service ...........................................................    3,618          2,987
    Income tax recoverable......................................................    3,649          4,198
    Current portion of notes receivable.........................................      575            ---
    Deferred income tax assets .................................................    1,172          1,568
                                                                                ----------     ---------
         Total current assets ..................................................   45,332         43,922
                                                                                ---------       --------
Property and equipment, at cost ................................................  125,472        113,206
    Less accumulated depreciation and amortization..............................   33,490         29,424
                                                                                 ---------      --------
               Net property and equipment.......................................   91,982         83,782
                                                                                ---------       --------
Deposits .......................................................................      573            523
Tires in service ...............................................................    2,231          2,057
Notes receivable, net of current portion........................................    1,006            ---
Advance to affiliate............................................................      ---          1,933
Intangible assets...............................................................      688            750
Goodwill, net of accumulated amortization.......................................    8,370          4,848
Other assets....................................................................    1,381          1,379
                                                                                 --------       --------
    Total assets................................................................ $151,563       $139,194
                                                                                 ========       ========

    L I A B I L I T I E S  A N D   S T O C K H O L D E R S '    E Q U I T Y

  Current liabilities:

    Accounts payable............................................................   $4,554         $5,284
    Accrued expenses ...........................................................   14,649         14,535
    Bank borrowings and current maturities of long-term debt....................    1,500            ---
    Current maturities of capital lease obligations.............................   13,523         11,376
                                                                                 --------        -------
         Total current liabilities..............................................   34,226         31,195
                                                                                  ----------      ------
Long-term debt, net of current maturities ......................................   10,057         11,959
Capital lease obligations, net of current maturities............................   49,672         42,402
Deferred income tax liabilities ................................................    8,665          7,832
                                                                                 --------        -------
    Total liabilities...........................................................  102,620         93,388
                                                                                ---------         ------
Minority interest...............................................................       12             12
Commitments and contingencies...................................................      ---            ---
Stockholders' equity:

    Preferred stock, $1.00 par value, authorized 179,985 shares, issued and
      outstanding zero shares...................................................      ---            ---
    Common stock, $.033 par value, authorized 12,000,000 shares; issued and outstanding 7,786,430 and 7,750,580 shares at December 31, 1997
      and June 30, 1997, respectively ..........................................      257            256
    Additional paid-in capital..................................................   56,560         56,281
    Retained earnings (deficit).................................................   (6,346)        (9,531)
    Equity adjustment for foreign currency translation..........................     (285)          (252)
    Treasury stock, at cost, 147,442 and 128,000 shares at
      December 31, 1997 and June 30, 1997, respectively .......................    (1,255)          (960)
                                                                                 ---------     ---------
         Total stockholders' equity.............................................   48,931         45,794
                                                                                 ---------      --------
         Total liabilities and stockholders' equity............................. $151,563       $139,194
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

                               CELADON GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                      FOR THE THREE MONTHS ENDED FOR THE SIX MONTHS ENDED
                                                               DECEMBER 31,              DECEMBER 31,
                                                      -------------------------- ------------------------
                                                          1997           1996        1997          1996
                                                          ----           ----        ----          ----
Operating revenue                                     $ 56,836       $ 46,743    $108,680       $ 92,935
                                                      --------       --------    --------       --------
Operating expenses:

    Salaries, wages and employee benefits........       17,053         16,339      34,535         33,473
    Fuel.........................................        7,800          7,581      15,089         15,063
    Operating costs and supplies.................        4,493          3,660       8,479          6,548
    Insurance and claims.........................        1,773            969       3,351          2,625
    Depreciation and amortization................        3,159          2,592       6,114          4,880
    Rent and purchased transportation............       15,193          8,487      26,150         17,238
    Professional and consulting fees.............          423            389         838            600
    Communications and utilities.................          814            745       1,594          1,490
    Permits, licenses and  taxes.................        1,062          1,018       1,922          2,076
    Employee stock ownership plan contribution ..          ---            ---         ---             34
    (Gain) on sale of revenue equipment..........          (10)           ---         (10)           ---
    Selling expenses.............................          902            653       1,756          1,475
    General and administrative...................          603            845       1,268          1,502
                                                      --------       --------   ---------       --------
        Total operating expenses.................       53,265         43,278     101,086         87,004
                                                      --------       --------   ---------       --------

Operating income.................................        3,571          3,465       7,594          5,931

Other (income) expense:

    Interest income..............................         (285)            (5)       (348)           (98)
    Interest expense.............................        1,426          1,383       2,773          2,456
    Other (income) expense, net..................            2            (37)          1            (46)
                                                      --------       --------   ---------       --------
    Income before income taxes ..................        2,428          2,124       5,168          3,619
    Provision for income taxes...................          915            850       1,983          1,448
                                                      --------      ---------    --------       --------
      Net Income ................................      $ 1,513        $ 1,274     $ 3,185       $  2,171
                                                       =======        =======     =======       ========
Earnings per Common Share:
    Diluted Earnings Per Share...................        $0.20          $0.17       $0.41          $0.28
    Basic Earnings Per Share.....................        $0.20          $0.17       $0.42          $0.28
Average Shares Outstanding:

    Diluted......................................        7,751          7,651       7,730          7,647
    Basic........................................        7,649          7,628       7,636          7,634




     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     SIX MONTHS ENDED
                                                                                        DECEMBER 31,

                                                                                ---------------------------


                                                                                        1997         1996
                                                                                        ----         ----
Continuing Operations:
Cash flows from operating activities:

    Net  income.............................................................          $3,185         $2,171
    Adjustments to reconcile net  income to net cash provided
         by operating activities:

      Depreciation and amortization.........................................            6,114         4,880
      Provision for deferred income taxes...................................              833           853
      Provision for doubtful accounts.......................................               66           131
      Net (gain) on sale of property and equipment..........................              (10)          ---
      Changes in assets and liabilities:

         Decrease in trade receivables......................................            5,672         3,762
         (Increase) decrease in accounts receivable -- other................           (1,365)        1,624
         Decrease in income tax recoverable.................................              945           208
         (Increase) in tires in service.....................................             (881)         (482)
         (Increase) in prepaid expenses and other current  assets...........             (264)         (447)
         Increase (decrease) in other assets................................              257          (205)
         (Decrease) in accounts payable and accrued expenses................           (2,878)       (3,795)
         Increase in income taxes payable...................................             ---            191
                                                                                     ---------     --------
      Net cash provided by operating activities.............................           11,674         8,891
                                                                                     ---------     --------

Cash flows from investing activities:

   Purchase of property and equipment.......................................           (1,255)         (862)
   Proceeds on sale of property and equipment...............................            2,506        13,798
   Purchase of business, net of cash........................................           (4,626)          ---
   Disposals of property and equipment......................................              338           ---
   Increase in deposits.....................................................              (50)          285
                                                                                     --------      --------
        Net cash provided by (used for) investing activities................           (3,087)       13,221
                                                                                     --------      --------

Cash flows from financing activities:

   Proceeds from issuance of common stock...................................              250          ---
   Purchase of common stock held in treasury................................             (337)         (235)
   Proceeds from issuance of common stock held in treasury..................               72          ---
   Proceeds from bank borrowings and debt...................................              ---           132
   Payments of bank borrowings and debt ....................................           (3,185)      (17,133)
   Principal payments under capital lease obligations.......................           (5,797)       (5,649)
                                                                                     --------      --------
      Net cash (used for) financing activities .............................           (8,997)      (22,885)
                                                                                     --------      --------
   (Decrease) in cash and cash equivalents..................................             (410)         (773)
   Cash and cash equivalents at beginning of year...........................            1,845         5,246
                                                                                     --------    ----------
   Cash and cash equivalents at end of period...............................         $  1,435     $   4,473
                                                                                    =========     =========

     See accompanying notes to condensed consolidated financial statements.

                                        5









                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                   (UNAUDITED)

(1)     BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the general instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements and notes thereto of Celadon Group, Inc. (the "Company") for the years ended June 30, 1997, 1996 and 1995.

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

                                        6








                               CELADON GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                DECEMBER 31, 1997
                                   (UNAUDITED)

Information as to the Company's operations by division is summarized below (in thousands):


                                            FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                   DECEMBER 31,                  DECEMBER 31,
                                            --------------------------    ------------------------
                                                1997            1996         1997           1996
                                                ----            ----         ----           ----


Operating revenue:
   Truckload...............................     $50,655        $41,069       $96,111     $ 82,274
   Flatbed.................................       6,181          5,674        12,569       10,661
                                              ---------       --------     ---------     --------
       Total...............................     $56,836        $46,743      $108,680      $92,935
                                              =========       ========     =========     ========

Operating income:

   Truckload...............................     $ 3,150        $ 3,141       $ 6,921      $ 5,416
   Flatbed.................................         421            324           673          515
                                              ---------       --------     ---------     --------
       Total...............................       3,571          3,465         7,594        5,931
Interest expense, net......................      (1,141)        (1,378)       (2,425)      (2,358)
Other income (expense).....................          (2)            37            (1)          46
                                              ---------       --------     ---------     --------
   Income from operations before

   incomes taxes...........................     $ 2,428        $2,124         $5,168      $ 3,619
                                              =========      ========      =========     ========

Capital expenditures (including capital leases):
   Truckload...............................      $8,121       $ 13,291       $16,972      $28,399
   Flatbed.................................        ---              19           122           32
                                              ---------       --------     ---------     --------
       Total...............................      $8,121       $ 13,310       $17,094     $ 28,431
                                              =========       ========     =========     ========

Depreciation and amortization:
   Truckload...............................      $3,099       $ 2,533         $5,995      $ 4,761
   Flatbed.................................          60            59            119          119
                                              ---------      --------      ---------     --------
       Total...............................      $3,159       $ 2,592         $6,114     $  4,880
                                              =========      ========      =========     ========

Total assets:

   Truckload...........................................................     $138,255    $ 134,011
   Flatbed.............................................................        8,726        6,647
                                                                          ----------    ---------
       Subtotal........................................................      146,981      140,658
   Discontinued operations (i).........................................        4,582       11,017
                                                                          ----------    ---------
       Total...........................................................     $151,563     $151,675
                                                                          ==========    =========



(i) Remaining assets being liquidated related to operations discontinued in the fiscal year ended June 30, 1996.

                               CELADON GROUP, INC.
            NOTES TO CONDENSED CONSOLIDATED STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

Information as to the Company's operations by geographic area is summarized below (in thousands):

                                                  FOR THE THREE MONTHS      FOR THE SIX MONTHS ENDED
                                                     December 31,                 DECEMBER 31,
                                                  --------------------      ------------------------
                                                  1997           1996          1997            1996
                                                  ----           ----          ----            ----
Operating revenue:
   United States.....................          $54,585        $45,453      $104,362         $90,569
   Mexico (i)........................            2,251          1,290         4,318           2,366
                                             ---------       --------      --------        --------
     Total...........................          $56,836        $46,743      $108,680         $92,935
                                             =========       ========      ========        ========
Income (loss) before income taxes:
   United States.....................         $  2,183       $  2,147       $ 4,772        $  3,654
   Mexico (i)........................              245            (23)          396             (35)
                                             ---------       --------      --------        --------
     Total...........................         $  2,428        $ 2,124       $ 5,168         $ 3,619
                                             =========       ========      ========        ========
Total assets:
   United States......................................................     $147,995        $146,329
   Mexico (i).........................................................        2,324           2,348
   Europe (ii)........................................................        1,244           2,998
                                                                           --------        --------
     Total............................................................     $151,563        $151,675
                                                                           ========        ========



(i)  Relates to the Company's trucking operations in Mexico.
(ii) Relates to the Company's discontinued freight forwarding operations based in the United Kingdom.

Significant Customer:

   Revenue from Chrysler accounted for approximately 36% and 42% of the Company's truckload revenue for the three months ended December 31, 1997 and 1996, respectively. The Company transports Chrysler after-market replacement parts and accessories within the United States and Chrysler original equipment automotive parts primarily between the United States and the Mexican border, which accounted for 26% and 74%, respectively, of the Company's revenue from Chrysler for the three months ended December 31, 1997 and 29% and 71%, respectively, for the three months ended December 31, 1996. Chrysler business is covered by two agreements, one of which covers the United States-Mexico business and the other of which covers domestic business. The international contract was extended for three years and now expires on December 31, 1999. The contract applicable to domestic movements was extended for three years and now expires October 1, 2000. No other customer accounted for more than 5% of the Company's revenue during any of its three most recent fiscal years.

                               CELADON GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                DECEMBER 31, 1997
                                   (UNAUDITED)

(3)     INCOME TAXES

        The Company's effective tax rate differs from the statutory federal tax rate of 35% due to state income taxes and certain expenses which are not deductible for income tax purposes. The effective tax rates for the six months ending December 31, 1997 and 1996 were 38.4% and 40%, respectively.

(4)     HEDGING ACTIVITIES, COMMITMENTS AND CONTINGENCIES

        The Company, from time-to-time, enters into arrangements to protect against fluctuations in the price of the fuel used by its trucks. As of December 31, 1997, the Company had contracts to purchase fuel for future physical delivery in the month of January 1998 through May 1998. These contracts represent approximately 21% of the anticipated fuel requirements in those months. Additionally, the Company periodically acquires exchange-traded petroleum futures contracts and various commodity collar transactions. Gains and losses on transactions, not designated as hedges, are recognized based on market value at the date of the financial statements. At December 31, 1997, liquidation of outstanding transactions, not designated as hedges, which extended through August 1998 and covered approximately 78% during January 1998 through April 1998, 43% during May and June 1998 and an average of 22% in July and August 1998 of the Company's fuel requirements, would have resulted in a $298 thousand loss. Transactions designated as hedges and therefore not marked-to-market value had a negative value of $99 thousand. The current and future delivery prices of fuel are monitored closely and transaction positions adjusted accordingly. Total commitments are also monitored to ensure they will not exceed actual fuel requirements in any period. During the quarter ending December 31, 1997 and 1996, losses of $387 thousand and $15 thousand, respectively, on futures contracts and commodity collar transactions were shown as an increase in fuel expense. For the six months ended December 31, 1997, net losses of $209 thousand on futures contracts and commodity collar transactions were included as an increase to fuel expense and for the six months ended December 31, 1996 net gains of $153 thousand on physical delivery and futures contracts and commodity collar transactions were included as a reduction of fuel expense. To the extent the Company hedges portions of its fuel purchases, it may not fully benefit from decreases in fuel prices.

        Standby letters of credit, not reflected in the accompanying condensed consolidated financial statements, aggregated approximately $2.5 million at December 31, 1997.

        The Company has outstanding commitments to purchase approximately $10.2 million of revenue equipment at December 31, 1997.

        The Company has been assessed approximately $750 thousand by the State of Texas for Interstate Motor Carrier Sales and Use Tax for the period from April 1988 through June 1992. The Company disagrees with the State of Texas over the method used by the state in computing such taxes and intends to vigorously pursue all of its available remedies. On October 30, 1996, the Company made a payment of $1.1 million, under protest, which includes interest to the date of payment and enables the Company to pursue resolution of the matter with the State of Texas Attorney General. In the March 1997 quarter, the Company filed its Original

Petition against representatives of the State of Texas. The state responded and denied the Company's claims. As of December 31, 1997, the parties to the litigation were exchanging discovery requests and documentation. The Company has accrued an amount that management estimates is due based upon methods they believe are appropriate. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its consolidated financial position.

        There are various claims, lawsuits and pending actions against the Company and its subsidiaries incidental to the operation of its business. The Company believes many of these proceedings are covered in whole or in part by insurance and that none of these matters will have a material adverse effect on its financial position or results of operations.

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

(6)     COMMON STOCK

        On November 1, 1997, the warrant held by International Bancshares Corporation was exercised. The warrant holder exercised the warrant by paying the Company $250 thousand upon the issuance of 36,408 shares by the Company. In connection with the issuance of the warrant, the Company granted certain piggyback and demand registration rights with respect to shares issued.

(7)     SUPPLEMENTAL CASH FLOW INFORMATION

        During the three months ended December 31, 1997 and 1996, capital lease obligations in the amount of $8.2 million and $19.3 million, respectively and for the six months ended December 31, 1997 and 1996, capital lease obligations in the amount of $15.2 million and $34.0 million, respectively were incurred in connection with the purchase of, or option to purchase revenue equipment (including tires in service).

(8)     EARNINGS PER SHARE

        During the three months ended December 31, 1997, the Company adopted the provisions of Financial Accounting Standards FAS No. 128, Earnings Per Share. Accordingly, interim periods ending before December 15, 1997 have been restated to reflect basic and diluted earnings per share in accordance with this Standard.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

       This Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such comments are based upon information currently available to management and management's perception thereof as of the date of this report being filed. Actual results of the Company's operations could materially differ from those forward looking statements. Such differences could be caused by a number of factors including, but not limited to, potential adverse affects of regulation and litigation; changes in competition and the effects of such changes; changes in fuel prices; changes in economic, political or regulatory environments; changes in the availability of a stable labor force; the ability of the Company to hire drivers meeting Company standards; changes in management strategies; environmental or tax matters; and risks described from time to time in reports filed by the Company with the Securities and Exchange Commission. Readers should take these factors into account in evaluating any such forward looking statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 1996

       Revenue. Consolidated revenue from continuing operations of the Company increased by $10.1 million, or 22%, to $56.8 million for the three months ended December 31, 1997 (the "1997 period") from $46.7 million for the three months ended December 31, 1996 (the "1996 period"). Revenue from the truckload division which includes the Company's Mexican Subsidiary ("Jaguar") increased by $9.6 million, or 23%, to $50.7 million in the 1997 period from $41.1 million in the 1996 period. This increase is a result of a volume increase primarily in the demand for the Company's transportation services between the United States and Mexico in addition to the revenue generated from the General Electric Transport Services ("GETS") division acquired in September 1997. Additionally, billings for trailer detention and demurrage increased $0.4 million over the 1996 period and billings to customers for purchased transportation in Mexico increased $1.3 million over the 1996 period. The number of tractors operated by the Company's U.S. truckload operation in over-the-road service rose to 1,308 at December 31, 1997 compared to 1,200 at December 31, 1996 excluding 49 tractors operated by the Company's Mexican affiliate in both periods. Owner-operated tractors increased from 4 to 183 between December 1996 to December 1997, primarily as a result of the GETS acquisition.

       Revenue for Jaguar increased by $0.9 million, or 75%, to $2.1 million in the 1997 period from $1.2 million in the 1996 period, primarily as a result of better equipment utilization and increased rates. In addition, Jaguar increased revenues by expanding its fleet through the use of owner-operators which began in the fourth quarter of fiscal year 1997.

       Revenue for the flatbed division which operates under the name of Cheetah Transportation Company ("Cheetah") increased by $0.5 million, or 9%, to $6.2 million for the 1997 period from $5.7 million for the 1996 period. The increase is primarily due to the number of owner-operated tractors in Cheetah's network which increased to 276 at December 31, 1997 from 260 at December 31, 1996.

       Operating income. The truckload division operating income was $3.2 million in both the 1997 and 1996 periods. The operating ratio for the truckload division, which is the percentage of operating expenses to its revenue, increased to 93.8% in the 1997 period from 92.4% in the 1996 period. The 1997 operating ratio was impacted by 0.7 of a percentage point due to a decline in value of heating oil financial contracts acquired by the Company as part of its fuel price management program. The 1997 operating ratio was also impacted by 0.7 of a percentage point due to excess idle equipment which the Company estimates cost approximately $360 thousand in the 1997 period. The increase in the number of owner-operated tractors also increased the operating ratio. In the 1997 period, the truckload division payments to owner-operators included in rent and purchased transportation expense of $5.7 million, an increase of $5.6 million, was principally due to the acquisition of GETS in September 1997. Charges for purchased transportation services relating to transportation in Mexico also increased $1.2 million over the 1996 period. Average fuel cost per gallon decreased by $0.05 in the 1997 period compared with the 1996 period. This cost decrease includes realized losses of $387 thousand attributable to the Company's fuel price management program.

       The Company's flatbed division operating ratio improved to 93.2% in the 1997 period from 94.3% in the 1996 period. This ratio is typically higher than the Company's truckload division since its revenue is generated by owner-operators which are generally more expensive as a percentage of revenue than the use of Company owned equipment. This improvement was primarily due to the flatbed division's overhead and fixed operating expenses not increasing as rapidly as the revenue increase. In the 1997 period, the flatbed division payments to owner-operators of $4.7 million, an increase of $0.4 million on higher volume are included in rent and purchased transportation expense and payments to brokers of $0.4 million, in both periods, are included in selling expense.

       Interest expense/income. Interest expense remained constant at $1.4 million in both the 1997 and 1996 periods which was due to a comparable amount of outstanding borrowings in both periods. The Company recognized $0.3 million of interest income in the 1997 period which included approximately $0.2 million related to interest income on federal income tax refunds received due to the carry back of losses on discontinued operations.

       Income taxes. The effective tax rates for the December 31, 1997 and 1996 periods were 37.7% and 40% respectively. The lower effective tax rate during the 1997 period is principally due to lower estimated state tax expense.

SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH THE SIX MONTHS ENDED DECEMBER 31, 1996

       Revenue. Consolidated revenue from continuing operations of the Company increased by $15.7 million, or 17%, to $108.7 million for the six months ended December 31, 1997 (the "1997 period") from $92.9 million for the six months ended December 31, 1996 (the "1996 period"). Revenue from the truckload division which includes the Company's Mexican Subsidiary ("Jaguar") increased by $13.8 million, or 17%, to $96.1 million in the 1997 period from $82.3 million in the 1996 period. This increase was primarily a result of a volume increase in the demand for the Company's transportation services between the United States and Mexico, a 5% increase in overall rates per mile and the addition to revenue generated from the General Electric Transport Services ("GETS") division acquired in September 1997. Additionally, billings for trailer detention and demurrage increased $0.5 million over the 1996 period and billings to customers for purchased transportation in Mexico increased $1.8 million over the 1996 period. The number of tractors operated by the Company's U.S. truckload operation in over-the-road service rose to 1,308 at December 31, 1997 compared to 1,200 at December 31, 1996 in both cases excluding 49 tractors operated by the Company's Mexican affiliate in both periods. Owner-operated tractors increased from 4 to 183 between December 1996 to December 1997 primarily as a result of the GETS acquisition.

       Revenue for Jaguar increased by $1.8 million, or 82%, to $4.0 million in the 1997 period from $2.2 million in the 1996 period, primarily as a result of better equipment utilization and increased rates. In addition, Jaguar increased revenues by expanding its fleet through the use of owner-operators which began in the fourth quarter of fiscal year 1997.

       Revenue from the flatbed division increased by $1.9 million, or 18% to $12.6 million in the 1997 period from $10.7 million in the 1996 period, primarily as a result of increasing the network of owner-operated tractors to 276 at December 31, 1997 from 260 at December 31, 1996.

       Operating income. The truckload division operating income increased by $1.5 million, or 28%, to $6.9 million in the 1997 period from $5.4 million in the 1996 period. The operating ratio for the truckload division, which is the percentage of operating expenses to its revenue, improved to 92.8% in the 1997 period from 93.4% in the 1996 period. This improvement was principally attributable to the increase in net rate per mile noted above partially offset by cost increases. Average fuel cost per gallon decreased by $0.06 in the 1997 period compared with the 1996 period. This cost decrease is net of realized losses attributable to the Company's fuel price management program, of $209 thousand, or $0.015 per gallon. In addition, costs associated with the larger tractor fleet partially offset the benefits of the price increases. The improvement in the operating ratio was also attributable to operating income recognized in the Jaguar division in the 1997 period compared with an operating loss in the 1996 period. In the 1997 period, the truckload division payments to owner-operators included in rent and purchased transportation expense of $7.7 million, an increase of $7.6 million, was principally due to the acquisition of GETS in September 1997. Charges for purchased transportation services relating to transportation in Mexico also increased $1.7 million over the 1996 period.

       The Company's flatbed division operating ratio improved to 94.7% in the 1997 period from 95.2% in the 1996 period. This ratio is typically higher than the Company's truckload division since its revenue is generated by owner-operators which are generally more expensive as a percentage of revenue than the use of Company owned equipment. This improvement was primarily due to the flatbed division's overhead and fixed operating expenses not increasing as rapidly as the revenue increase. In the 1997 period, the flatbed division payments to owner-operators of $9.8 million, an increase of $1.6 million on higher volume are included in rent and purchased transportation expense and payments to brokers of $0.9 million, an increase of $0.1 million, are included in selling expense.

       Interest expense/income. Interest expense increased by $0.3 million, or 13%, to $2.8 million in the 1997 period from $2.4 million in the 1996 period, as a result of higher average outstanding borrowings primarily in the first quarter of the 1997 period. The Company recognized $0.3 million of interest income in the 1997 period which included approximately $0.2 million related to interest income on federal income tax refunds received due to the carry back of losses on discontinued operations.

       Income taxes. The effective tax rates for the December 31, 1997 and 1996 periods were 38.4% and 40% respectively. The lower effective tax rate during the 1997 period is principally due to lower estimated state tax expense.

LIQUIDITY AND CAPITAL  RESOURCES

       The Company's primary capital requirements in fiscal 1998 have been funding the acquisition of revenue equipment for the trucking division. These requirements have been met primarily by equipment leasing arrangements. At December 31, 1997, the Company had a credit facility of $30.0 million from its banks, of which $8.7 million was utilized as outstanding borrowings, and $2.5 million was utilized for standby letters of credit. The average balance outstanding during the six months was $10.3 million and the highest balance outstanding was $17.6 million.

       The credit facilities bear interest at either a margin over LIBOR or the bank's prime rate, at the option of the Company. The weighted average interest rate charged on outstanding borrowings was 7.82% at December 31, 1997. The standby letter of credit portion of the Company's facility collaterizes the Company's obligations under insurance policies for liability coverage relating to its trucking operations.

       The trucking division has financed some of its capital requirements by obtaining lease financing and notes payable on revenue equipment. At December 31, 1997, the Company had an aggregate of $63.2 million in such financing at interest rates ranging from 5.7% to 10.6%, maturing at various dates through 2004. Of this amount, $13.5 million is due within one year.

       As of December 31, 1997, the Company had on order revenue equipment representing an aggregate capital commitment of $10.2 million. All of the new equipment has been or will be financed using a combination of operating and capital leases and the Company's credit facility.

       The Company's accounts receivable balance at December 31, 1997, decreased $0.4 million to $27.3 million from $27.7 million at June 30, 1997. The net decrease represented a $1.6 million increase in the truckload division, a $0.5 million decrease in the flatbed division and a $1.5 million decrease related to the winddown of discontinued operations. The increase in accounts receivable for the truckload division reflects the GETS operation acquired in September 1997 which had receivables of $3.3 million at December 31, 1997 compared with $5.3 million included in the assets originally acquired.

       The Company purchases fuel contracts from time-to-time for a portion of its projected fuel needs. At December 31, 1997, the Company had contracts to purchase for future delivery approximately 21% of its fuel requirements through May 1998. Contract prices are approximately 5% over December 31, 1997 market prices for future delivery. The Company does not believe that these price levels will have a material adverse effect on its results of operations. The Company's fuel price management program has not adversely impacted the Company's liquidity.

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

YEAR 2000

       The Company recognizes the potential problems for many computer systems and the users relating to the Year 2000. The preponderance of the Company's systems are purchased from outside vendors. The Company has assessed its primary systems and believes that virtually all of the systems are Year 2000 compliant. Those installed systems which are not currently able to fully function in the Year 2000 either have new versions which are Year 2000 compliant and which the Company is preparing to install on the system, or the vendor has committed to a Year 2000 compliant release in sufficient time to allow installation and testing prior to critical cut over dates. Consequently, the Company presently does not anticipate either a significant amount of incremental expense or a disruption in service associated with the Year 2000 and its impact on the Company's computer systems.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Celadon Group, Inc. held its regular Annual Meeting of shareholders on December 1, 1997. Proxies representing 6,853,859 shares of Common Stock or 89.91% of the total outstanding shares voted as follows:

Proposal I - Elections of Directors

                                     Voted For              Vote Withheld
                                     ---------              -------------
    Stephen Russell                  6,850,787                  3,072
    Paul A. Biddelman                6,851,057                  2,802
    Michael Miller                   6,850,557                  3,302
    Kilin To                         6,851,057                  2,802
    Joel E. Smilow                   6,844,057                  9,802

Proposal II - Approval and adoption of Celadon Group, Inc. Non-Employee Director Stock Option Plan

                   For                         6,539,181
                   Against                       208,246
                   Abstain                         7,175
                   Broker Non-votes               99,257


Proposal III - Approval of Amendment to the Celadon Group, Inc. 1994 Stock Option Plan (i)

                   For                         5,832,442
                   Against                       890,977
                   Abstain                         7,279
                   Broker Non-votes              103,157


Proposal IV - Ratification of appointment of Ernst & Young LLP as Auditors

                   For                         6,842,354
                   Against                        10,597
                   Abstain                           908



(i) Among other things, the approved amendment increased from 500,000 to 650,000, the number of shares of common stock that may be subject to options, stock appreciation rights and restricted stock awards that may be granted under the 1994 Stock Option Plan.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON  FORM 8K

     (a)   Exhibits

           Exhibit 10.3 1994 Stock Option Plan of the Company. Incorporated by reference to Exhibit B to the Company's Proxy Statement dated October 17, 1997.

           Exhibit 10.52 Seventh amendment dated December 16, 1997 to the Credit Agreement dated June 1, 1994 between Celadon Group, Inc. Celadon Trucking Services, Inc., and NBD Bank N.A. and the First National Bank of Boston.

           Exhibit 10.53 Celadon Group, Inc. Non-Employee Director Stock Option. Incorporated by reference to Exhibit A to the Company's Proxy Statement dated
                              October 17, 1997.

           Exhibit 10.54 Amendment No. 2 dated August 1, 1997 to Employment Agreement dated January 21, 1994 between the Company and Stephen Russell.

           Exhibit 11         Computation of per share earnings

           Exhibit 27         Financial Data Schedule

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

Date:   February 11, 1998