Form 10-Q
period 1998-03-31
CELADON GROUP INC
filed 1998-05-14
CIK 865941

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [ X ]    QUARTERLY REPORT PURSUANT  TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 1998

         [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-23192

                               CELADON GROUP, INC.
             (Exact name of Registrant as specified in its charter)

                       DELAWARE                                                    13-3361050
            (State or other jurisdiction of                                     (I.R.S. Employer
            incorporation or organization)                                   Identification Number)

                   ONE CELADON DRIVE
                   INDIANAPOLIS, IN                                                46235-4207
       (Address of principal executive offices)                                    (Zip Code)

       Registrant's telephone number, including area code: (317) 972-7000

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The number of shares outstanding of the Common Stock ($.033 par value) of the Registrant as of the close of business on May 13, 1998 was 7,721,989.

                               CELADON GROUP, INC.

                                    INDEX TO

                            MARCH 31, 1998 FORM 10-Q

PART I.       FINANCIAL INFORMATION

       Item 1.    Financial Statements (Unaudited)

           Condensed consolidated balance sheets at March 31, 1998

           and June 30, 1997......................................................................................3

           Condensed consolidated statements of operations -  For the three and nine months ended March 31, 1998 and 1997..........................................................................4

           Condensed consolidated statements of cash flows - For the nine months ended

           March 31, 1998 and 1997................................................................................5

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

PART II.      OTHER INFORMATION

       Item 6.    Exhibits and Reports on Form 8-K...............................................................17


                         PART I - FINANCIAL INFORMATION

                               CELADON GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                   (UNAUDITED)

                                                                                                      MARCH 31,         JUNE 30,
                                                                                                        1998              1997

                                                                                                       -----              ----
                                   A S S E T S

Current assets:

     Cash and cash equivalents...................................................................    $  1,657            $1,845
     Trade receivables, net of allowance.........................................................      31,533            27,736
     Accounts receivable - other.................................................................       2,368             1,616
     Prepaid expenses and other current assets...................................................       5,032             3,972
     Tires in service ...........................................................................       3,621             2,987
     Income tax recoverable......................................................................       2,643             4,198
     Current portion of notes receivable.........................................................         683               ---
     Deferred income tax assets .................................................................       1,211             1,568
                                                                                                  -----------        ----------
           Total current assets .................................................................      48,748            43,922
                                                                                                    ---------         ---------
Property and equipment, at cost .................................................................     148,292           113,206
     Less accumulated depreciation and amortization..............................................      36,642            29,424
                                                                                                    ---------         ---------
           Net property and equipment............................................................     111,650            83,782
                                                                                                     --------         ---------
Deposits  .......................................................................................         544               523
Tires in service ................................................................................       2,026             2,057
Notes receivable, net of current portion.........................................................         863               ---
Advance to affiliate.............................................................................         ---             1,933
Intangible assets................................................................................         656               750
Goodwill, net of accumulated amortization........................................................       8,366             4,848
Other assets.....................................................................................       1,325             1,379
                                                                                                  -----------       -----------
     Total assets................................................................................   $ 174,178          $139,194
                                                                                                  ===========       ===========

     L I A B I L I T I E S  A N D   S T O C K H O L D E R S '    E Q U I T Y

Current liabilities:

     Accounts payable............................................................................   $   3,094          $  5,284
     Accrued expenses ...........................................................................      16,541            14,226
     Bank borrowings and current maturities of long-term debt....................................       1,500               309
     Current maturities of capital lease obligations.............................................      17,372            11,376
                                                                                                   ----------        ----------
           Total current liabilities.............................................................      38,507            31,195
                                                                                                   ----------        ----------
Long-term debt, net of current maturities .......................................................      11,083            11,959
Capital lease obligations, net of current maturities.............................................      64,099            42,402
Deferred income tax liabilities .................................................................       9,475             7,832
                                                                                                  -----------        ---------
     Total liabilities...........................................................................     123,164            93,388
                                                                                                  -----------        ----------
Minority interest................................................................................          12                12
Commitments and contingencies.................................................................... -----------        ----------
Stockholders' equity:

     Preferred stock, $1.00 par value, authorized 179,985 shares, issued and
       outstanding zero shares...................................................................         --                 --
     Common stock, $.033 par value, authorized 12,000,000 shares; issued and outstanding 7,786,430 and 7,750,580 shares at March 31, 1998
       and June 30, 1997, respectively ..........................................................         257               256
     Additional paid-in capital..................................................................      56,656            56,281
     Retained earnings (deficit).................................................................      (4,831)           (9,531)
     Equity adjustment for foreign currency translation..........................................        (369)             (252)
     Treasury stock, at cost, 76,107 and 128,000 shares at
       March 31, 1998 and June 30, 1997, respectively ...........................................        (711)             (960)
                                                                                                  ------------       ----------
           Total stockholders' equity............................................................      51,002            45,794
                                                                                                  -----------        ----------
           Total liabilities and stockholders' equity............................................    $174,178          $139,194
                                                                                                  ===========        ==========

     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                                                       FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                                              MARCH 31,                      MARCH 31,
                                                                       1998              1997           1998            1997
                                                                       ----              ----           ----            ----

Operating revenue                                                    $56,010            $47,824      $164,690          $140,759
                                                                     -------            -------      --------          --------

Operating expenses:

     Salaries, wages and employee benefits..................          16,647             16,787        51,182            50,260
     Fuel...................................................           7,066              8,011        22,155            23,074
     Operating costs and supplies...........................           5,048              3,102        13,527             9,650
     Insurance and claims...................................           1,484              1,449         4,835             4,074
     Depreciation and amortization..........................           3,396              2,647         9,510             7,527
     Rent and purchased transportation......................          14,807              8,754        40,957            25,993
     Professional and consulting fees.......................             329                404         1,167             1,004
     Communications and utilities...........................             837                774         2,431             2,264
     Permits, licenses and  taxes...........................             890              1,111         2,812             3,187
     (Gain) on sale of revenue equipment....................             ---                ---           (10)              ---
     Selling expenses.......................................             854                860         2,610             2,335
     General and administrative.............................             566                348         1,834             1,882
                                                                  ----------          ---------    ----------          --------
         Total operating expenses...........................          51,924             44,247       153,010           131,250
                                                                    --------            -------      --------          --------

Operating income............................................           4,086              3,577        11,680             9,509

Other (income) expense:
     Interest income........................................             (85)              (57)          (433)             (155)
     Interest expense.......................................           1,782              1,361        4,555              3,817
     Other (income) expense, net............................             (88)                 8          (86)               (37)
                                                                    ---------          --------     ---------          ---------
     Income before income taxes ............................           2,477              2,265        7,644              5,884
     Provision for income taxes.............................             961                906        2,944              2,354
                                                                    --------          ---------     ---------          --------
       Net income ..........................................         $ 1,516            $ 1,359      $ 4,700            $ 3,530
                                                                     ========           =======      ========           =======
Earnings per common share:
     Diluted earnings per share.............................           $0.20             $0.18          $0.61             $0.46
     Basic earnings per share...............................           $0.20             $0.18          $0.61             $0.46
Average shares outstanding:
     Diluted................................................           7,744             7,675          7,734             7,656
     Basic..................................................           7,670             7,623          7,647             7,630



     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (DOLLAR AMOUNTS IN THOUSANDS)

                                   (UNAUDITED)

                                                                                                             NINE MONTHS ENDED
                                                                                                                MARCH 31,
                                                                                                        ---------------------------
                                                                                                             1998            1997
                                                                                                             ----            ----
Continuing Operations:
Cash flows from operating activities:

    Net income...............................................................................               $4,700           $3,530
    Adjustments to reconcile net income to net cash provided
         by operating activities:

       Depreciation and amortization.........................................................                9,510            7,527
       Provision for deferred income taxes...................................................                1,643              879
       Provision for doubtful accounts.......................................................                  171              189
       Net (gain) on sale of property and equipment..........................................                  (10)             ---
       Changes in assets and liabilities:

          Decrease in trade receivables......................................................                1,333            6,292
          (Increase) decrease in accounts receivable -- other................................                 (585)             923
          Decrease (increase) in income tax recoverable......................................                1,912             (26)
          (Increase) in tires in service.....................................................                 (679)            (159)
          (Increase) in prepaid expenses and other current assets............................                 (860)          (1,273)
          Decrease (increase) in other assets................................................                  234             (165)
          (Decrease) in accounts payable and accrued expenses................................               (2,446)          (6,928)
          (Decrease) in income taxes payable.................................................                 ---              (258)
                                                                                                       ------------      -----------
       Net cash provided by operating activities.............................................               14,923           10,531
                                                                                                           --------        --------

Cash flows from investing activities:

    Purchase of property and equipment.......................................................               (2,201)          (1,274)
    Proceeds on sale of property and equipment...............................................                2,542           13,864
    Purchase of business, net of cash acquired...............................................               (4,716)             ---
    Disposal of property and equipment.......................................................                  641              ---
    (Increase) decrease in deposits..........................................................                  (21)             281
                                                                                                         ----------      ----------
         Net cash provided by (used for) investing activities................................               (3,755)          12,871
                                                                                                           --------        --------

Cash flows from financing activities:

    Proceeds from issuance of common stock...................................................                  376              ---
    Purchase of common stock held in treasury................................................                 (586)            (235)
    Proceeds from issuance of common stock held in treasury..................................                  835              ---
    Proceeds from bank borrowings and debt...................................................                    1              132
    Payments of bank borrowings and debt ....................................................               (2,160)         (19,005)
    Principal payments under capital lease obligations.......................................               (9,822)          (8,234)
                                                                                                          ---------       ----------
         Net cash (used for) financing activities ...........................................              (11,356)         (27,474)
                                                                                                         ----------        ---------
    (Decrease) in cash and cash equivalents..................................................                 (188)          (4,072)
    Cash and cash equivalents at beginning of year...........................................                1,845            5,246
                                                                                                         ---------        ---------
    Cash and cash equivalents at end of period...............................................              $ 1,657          $ 1,174
                                                                                                          ========          =======


     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998
                                   (UNAUDITED)

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

(2)      SEGMENT AND GEOGRAPHICAL INFORMATION; SIGNIFICANT CUSTOMER

         The Company's continuing operations consist of two divisions: truckload and flatbed, and the Company generates revenue from its operations in the United States and Mexico. Revenue from Chrysler Corporation accounts for a significant amount of the Company's truckload revenue.

                               CELADON GROUP, INC.

                                 MARCH 31, 1998
                                   (UNAUDITED)

Information as to the Company's operations by division is summarized below (in thousands):

                                                           FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                                   MARCH 31,                             MARCH 31,

                                                             1998               1997            1998               1997
                                                             ----               ----            ----               ----


Operating revenue:

    Truckload.......................................        $49,607          $ 41,675         $145,719         $123,950
    Flatbed.........................................          6,403             6,149           18,971           16,809
                                                         ----------        ----------        ---------        ---------
        Total.......................................        $56,010          $ 47,824         $164,690         $140,759
                                                            =======          ========         ========         ========

Operating income:

    Truckload.......................................        $ 3,774           $ 3,254          $10,696          $ 8,671
    Flatbed.........................................            312               323              984              838
                                                           ---------        ---------        ---------       ----------
        Total.......................................          4,086             3,577           11,680            9,509
    Interest expense, net...........................         (1,697)           (1,304)          (4,122)          (3,662)
    Other income (expense)..........................             88                (8)              86               37
                                                          ----------        ----------      -----------      ----------
        Income from operations
        before incomes taxes........................         $2,477           $ 2,265          $ 7,644          $ 5,884
                                                             ======           =======          ========         =======

Capital expenditures (including capital leases):

    Truckload.......................................       $ 22,904              $225         $ 39,876         $ 28,624
    Flatbed.........................................             --                --              122               32
                                                          ---------            ------       ----------      -----------
        Total.......................................       $ 22,904              $225         $ 39,998         $ 28,656
                                                           ========              ====         ========         ========

Depreciation and amortization:

    Truckload.......................................        $ 3,336           $ 2,588          $ 9,331         $  7,348
    Flatbed.........................................             60                59              179              179
                                                          ----------        ---------        ---------        ---------
        Total.......................................        $ 3,396           $ 2,647          $ 9,510          $ 7,527
                                                            =======           =======          =======          =======

Total assets:

    Truckload.........................................................................        $161,681         $130,395
    Flatbed...........................................................................           8,077            7,272
                                                                                            ----------       ----------
        Subtotal .....................................................................         169,758          137,667
    Discontinued operations (i).......................................................           4,420            7,063
                                                                                             ---------       ----------
        Total.........................................................................        $174,178         $144,730
                                                                                              ========         ========

(i) Remaining assets being liquidated related to operations discontinued in the fiscal year ended June 30, 1996.

                               CELADON GROUP, INC.
            NOTES TO CONDENSED CONSOLIDATED STATEMENTS -- (CONTINUED)

                                 MARCH 31, 1998
                                   (UNAUDITED)

Information as to the Company's operations by geographic area is summarized below (in thousands):

                                                          FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
                                                                   MARCH 31,                             MARCH 31,

                                                           1998               1997               1998               1997
                                                           ----               ----               ----               ----
Operating revenue:
    United States............................              $53,553            $46,346        $157,915            $ 136,915
    Mexico (i)...............................                2,457              1,478           6,775                3,844
                                                         ---------          ---------      ----------           ----------
      Total..................................             $ 56,010            $47,824       $ 164,690            $ 140,759
                                                          ========            =======       =========            =========

Income (loss) before income taxes:

    United States............................             $  2,123            $ 2,117         $ 6,895            $   5,772
    Mexico (i)...............................                  354                148             749                  112
                                                         ---------           --------       ---------           ----------
      Total..................................             $  2,477            $ 2,265         $ 7,644             $  5,884
                                                         =========           ========         =======             ========

Total assets:

    Unites States....................................................................       $ 170,148             $141,036
    Mexico (i).......................................................................           2,920                1,736
    Europe (ii)......................................................................           1,110                1,958
                                                                                          -----------           ----------
      Total..........................................................................        $174,178             $144,730
                                                                                             ========             ========



    (i)        Relates to the Company's trucking operations in Mexico.

    (ii) Relates to the Company's discontinued freight forwardin operations based in the United Kingdom.

Significant Customer:

          Revenue from Chrysler accounted for approximately 35% and 43% of the Company's truckload revenue for the three months ended March 31, 1998 and 1997, respectively. The Company transports Chrysler after-market replacement parts and accessories within the United States and Chrysler original equipment automotive parts primarily between the United States and the Mexican border, which accounted for 28% and 72%, respectively, of the Company's revenue from Chrysler for the three months ended March 31, 1998 and 31% and 69%, respectively, for the three months ended March 31, 1997. Chrysler business is covered by two agreements, one of which covers the United States-Mexico business and the other of which covers domestic business. The international contract was extended for three years and now expires on December 31, 1999. The contract applicable to domestic movements was extended for three years and now expires October 1, 2000. No other customer accounted for more than 5% of the Company's revenue during any of its three most recent fiscal years.

                               CELADON GROUP, INC.

                                 MARCH 31, 1998
                                   (UNAUDITED)

(3) INCOME TAXES

          The Company's effective tax rate differs from the statutory federal tax rate of 35% due to state income taxes and certain expenses which are not deductible for income tax purposes. The effective tax rates for the nine months ending March 31, 1998 and 1997 were 38.5% and 40.0%, respectively.

(4) HEDGING ACTIVITIES, COMMITMENTS AND CONTINGENCIES

          The Company, from time-to-time, enters into arrangements to protect against fluctuations in the price of the fuel used by its trucks. As of March 31, 1998, the Company had contracts to purchase fuel for future physical delivery in the months of April 1998 through May 1999. These contracts represent approximately 19% of the anticipated fuel requirements for those months. Additionally, the Company periodically acquires exchange-traded petroleum futures contracts and various commodity collar transactions. Gains and losses on transactions, not designated as hedges, are recognized based on market value at the date of the financial statements. At March 31, 1998, liquidation of outstanding transactions, not designated as hedges, which extended through August 1998 (covering approximately 56% during April 1998, 21% during May and June 1998 and an average of 11% in July and August 1998 of the Company's fuel requirements), would have resulted in a $215,000 loss, which has been recognized in the financial statements. Transactions designated as hedges and therefore not marked-to-market value had a negative value of $335,000. The current and future delivery prices of fuel are monitored closely and transaction positions adjusted accordingly. Total commitments are also monitored to ensure they will not exceed actual fuel requirements in any period. During the quarter ending March 31, 1998 and 1997, losses of $442,000 and $75,000, respectively, on futures contracts and commodity collar transactions were shown as an increase in fuel expense. For the nine months ended March 31, 1998 and 1997, net losses of $651,000 and $7,000, respectively, on futures contracts and commodity collar transactions were included as an increase to fuel expense. To the extent the Company hedges portions of its fuel purchases, it may not fully benefit from decreases in fuel prices.

          Standby letters of credit, not reflected in the accompanying condensed consolidated financial statements, aggregated approximately $2.5 million at March 31, 1998.

          The Company has outstanding commitments to purchase approximately $7.6 million of revenue equipment at March 31, 1998.

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

                               CELADON GROUP, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                 MARCH 31, 1998
                                   (UNAUDITED)

As of March 31, 1998, the parties to the litigation were exchanging discovery requests and documentation. The Company has accrued an amount that management estimates is due based upon methods they believe are appropriate. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its consolidated financial position.

          There are various claims, lawsuits and pending actions against the Company and its subsidiaries incidental to the operation of its business. The Company believes many of these proceedings are covered in whole or in part by insurance and that none of these matters will have a material adverse effect on its financial position or results of operations.

(5)       ACQUISITIONS

          On August 25, 1997, the Company acquired the net assets of General Electric Transportation Services ("GETS"), the transportation services unit of the General Electric Industrial Control Systems ("GEICS") business. In addition to the net assets acquired, the Company received a five year contract to continue providing transportation service to GEICS, which represents approximately one-half of the current business volume of the transportation services unit. The total acquisition price was $8.5 million payable as $5.5 million in cash at closing and a $3.0 million note plus assumption of certain liabilities and lease obligations. The revenues and expenses of the operations acquired from GEICS have been included in the Company's consolidated financial statements since September 1, 1997.

          On March 16, 1998, the Company signed a definitive agreement to acquire Gerth Transport of Kitchener, Ontario for approximately $20 million, including cash and the assumption of debt.

(6)       COMMON STOCK

          On November 1, 1997, the warrant held by International Bancshares Corporation was exercised. The warrant holder exercised the warrant by paying the Company $250,000 upon the issuance of 36,408 shares of common stock by the Company. In connection with the issuance of the warrant, the Company granted certain piggyback and demand registration rights with respect to shares issued.

(7)       SUPPLEMENTAL CASH FLOW INFORMATION

          During the three months ended March 31, 1998 and 1997, capital lease obligations in the amount of $22.3 million and $0 million, respectively and for the nine months ended March 31, 1998 and 1997, capital lease obligations in the amount of $37.5 million and $33.9 million, respectively were incurred in connection with the purchase of, or option to purchase, revenue equipment (including tires in service).

                               CELADON GROUP, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                 MARCH 31, 1998
                                   (UNAUDITED)

(8)       EARNINGS PER SHARE

          During the nine months ended March 31, 1998, the Company adopted the provisions of Financial Accounting Standards FAS No. 128, Earnings Per Share. Accordingly, interim periods ending before December 15, 1997 have been restated to reflect basic and diluted earnings per share in accordance with this Standard.

                               CELADON GROUP, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                 MARCH 31, 1998
                                   (UNAUDITED)

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1997

          Revenue. Consolidated revenue from continuing operations of the Company increased by $8.2 million, or 17%, to $56.0 million for the three months ended March 31, 1998 (the "1998 period") from $47.8 million for the three months ended March 31, 1997 (the "1997 period"). Revenue from the truckload division which includes the Company's Mexican Subsidiary ("Jaguar") increased by $7.9 million, or 19%, to $49.6 million in the 1998 period from $41.7 million in the 1997 period. This increase is principally attributable to an increase in net rate per mile and to the revenue generated from the General Electric Transport Services ("GETS") division acquired in September 1997. Additionally, billings for trailer detention and demurrage increased $0.6 million over the 1997 period and billings to customers for purchased transportation in Mexico increased $1.5 million over the 1997 period. The number of tractors operated by the Company's U.S. truckload operation in over-the-road service rose to 1,305 at March 31, 1998 compared to 1,211 at March 31, 1997 excluding 49 tractors operated by the Company's Mexican affiliate in both periods. Owner-operated tractors increased to 186 at March 31, 1998 from 4 at March 31, 1997, primarily as a result of the GETS acquisition.

          Revenue for Jaguar increased by $0.8 million, or 57%, to $2.2 million in the 1998 period from $1.4 million in the 1997 period, primarily as a result of expanding its fleet through the use of owner-operators which began in the fourth quarter of fiscal year 1997. In addition, Jaguar increased revenues by better equipment utilization and increased rates.

                               CELADON GROUP, INC.

                                 MARCH 31, 1998
                                   (UNAUDITED)

          Revenue for the flatbed division which operates under the name of Cheetah Transportation Company ("Cheetah") increased by $0.3 million, or 5%, to $6.4 million for the 1998 period from $6.1 million for the 1997 period. The increase is primarily due to an increase in rate per mile.

          Operating income. The truckload division operating income increased by $0.5 million or 15%, to $3.8 million in the 1998 period from $3.3 million in the 1997 period. The operating ratio for the truckload division, which is the percentage of operating expenses to its revenue, increased to 92.4% in the 1998 period from 92.2% in the 1997 period. The increased operating ratio was principally attributable to cost increases partially offset by an increase in net rate per mile. The 1998 operating ratio was negatively impacted by 0.9%, or $453,000, due to realized losses from a decline in value of heating oil financial contracts acquired by the Company as part of its fuel price management program. The increase in the number of owner-operated tractors also increased the operating ratio. In the 1998 period, the truckload division payments to owner- operators included in rent and purchased transportation expense of $9.8 million, an increase of $5.9 million, was principally due to the acquisition of GETS in September 1997. Charges for purchased transportation services relating to transportation in Mexico also increased $1.5 million over the 1997 period.

          The Company's flatbed division operating ratio increased to 95.2% in the 1998 period from 94.8% in the 1997 period. This ratio is typically higher than the Company's truckload division since operating expense payments to owner operators generally exceed these generated by Company-owned equipment, as a percentage of revenue. The quarterly increase in operating ratio is primarily due to increased insurance costs for the current quarter.

          Interest expense/income. Interest expense increased by $0.4 million, or 31%, to $1.8 million in the 1998 period from $1.4 million in the 1997 period which was due to increased borrowings associated with capital leased equipment. The Company recognized $0.1 million of interest income in the 1998 period.

          Income taxes. The effective tax rates for the March 31, 1998 and 1997 periods remained flat at 38.8%.

                               CELADON GROUP, INC.

                                 MARCH 31, 1998
                                   (UNAUDITED)

NINE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THE NINE MONTHS ENDED MARCH 31, 1997

          Revenue. Consolidated revenue for the Company increased by $23.9 million, or 17%, to $164.7 million for the nine months ended March 31, 1998 (the "1998 period") from $140.8 million for the nine months ended March 31, 1997 (the "1997 period"). Revenue from the truckload division, which includes the Company's Mexican Subsidiary ("Jaguar"), increased by $21.8 million, or 18%, to $145.7 million in the 1998 period from $123.9 million in the 1997 period. This increase was primarily due to an increase in overall rate per mile and the addition of revenue generated from the General Electric Transport Services ("GETS") division acquired in September 1997. Additionally, billings for trailer detention and demurrage increased $1.1 million over the 1997 period and billings to customers for purchased transportation in Mexico increased $3.3 million over the 1997 period. The number of tractors operated by the Company's U.S. truckload operation in over-the-road service rose to 1,305 at March 31, 1997 compared to 1,211 at March 31, 1997 in both cases excluding 49 tractors operated by the Company's Mexican affiliate in both periods. Owner-operated tractors increased to 186 in the 1998 period from 4 in the 1997 period, primarily as a result of the GETS acquisition.

          Revenue for Jaguar increased by $2.6 million, or 72%, to $6.2 million in the 1998 period from $3.6 million in the 1997 period, primarily as a result of expanding its fleet through the use of owner-operators which began in the fourth quarter of fiscal year 1997. In addition, Jaguar increased revenues by better equipment utilization and increased rates.

          Revenue from the flatbed division increased by $2.2 million, or 13% to $19.0 million in the 1998 period from $16.8 million in the 1997 period, primarily as a result of an increase in the rate per mile.

          Operating income. The truckload division operating income increased by $2.0 million, or 23%, to $10.7 million in the 1998 period from $8.7 million in the 1997 period. The operating ratio for the truckload division, which is the percentage of operating expenses to its revenue, decreased to 92.7% in the 1998 period from 93.0% in the 1997 period. This decrease was principally attributable to the increase in net rate per mile noted above partially offset by cost increases. Average fuel cost per gallon, net of realized losses attributable to the Company's fuel management program, decreased by $0.10 in the 1998 period compared with the 1997 period. The improvement in the operating ratio was also attributable to an increase in operating income in the Jaguar division of $700,000 over the 1997 period. In the 1998 period, the truckload division payments to owner-operators included in rent and purchased transportation expense of $26.3 million, an increase of $14.2 million, were principally due to the acquisition of GETS in September 1997. Charges for purchased transportation services relating to transportation in Mexico also increased $3.1 million over the 1997 period.

                               CELADON GROUP, INC.

                                 MARCH 31, 1998
                                   (UNAUDITED)

          The Company's flatbed division operating ratio improved to 94.8% in the 1998 period from 95.1% in the 1997 period. This ratio is typically higher than the Company's truckload division since operating expense payments to owner-operators generally exceed those generated by Company-owned equipment, as a percentage of revenue. This improvement was primarily due to the flatbed division's revenue increasing at a rate greater than its costs. In the 1998 period, the flatbed division payments to owner-operators of $14.8 million, an increase of $1.8 million on higher volume are included in rent and purchased transportation expense and payments to brokers of $1.4 million, an increase of $0.1 million, are included in selling expense.

          Interest expense/income. Interest expense increased by $0.8 million, or 21%, to $4.6 million in the 1997 period from $3.8 million in the 1997 period, as a result of higher borrowings related to capital leases for revenue equipment. The Company recognized $0.4 million of interest income in the 1998 period which included approximately $0.2 million related to interest income on federal income tax refunds received due to the carry back of losses on discontinued operations.

          Income taxes. The effective tax rates for the March 31, 1998 and 1997 periods were 38.5% and 40.0% respectively. The lower effective tax rate during the 1998 period is principally due to lower estimated state tax expense.

LIQUIDITY AND CAPITAL  RESOURCES

          The Company's primary capital requirements in fiscal 1998 have been funding the acquisition of revenue equipment for the trucking division. These requirements have been met primarily by equipment leasing arrangements. At March 31, 1998 the Company had a credit facility of $30.0 million from its banks, of which $10.0 million was utilized as outstanding borrowings, and $2.5 million was utilized for standby letters of credit. The average balance outstanding during the nine months was $10.5 million and the highest balance outstanding was $17.6 million.

          The credit facilities bear interest at either a margin over LIBOR or the bank's prime rate, at the option of the Company. The weighted average interest rate charged on outstanding borrowings was 7.31% at March 31, 1998. The standby letter of credit portion of the Company's facility collaterizes the Company's obligations under insurance policies for liability coverage relating to its trucking operations.

          The trucking division has financed some of its capital requirements by obtaining lease financing on revenue equipment. At March 31, 1998, the Company had an aggregate of $81.5 million in such financing at interest rates ranging from 5.7% to 10.6%, maturing at various dates through 2004. Of this amount, $17.4 million is due within one year.

          During the March 1998 quarter, the Company declared its option to purchase certain revenue equipment previously financed with operating leases at the end of the lease term. As a result of this conversion, fixed assets and capital lease obligations increased $22.3 million.

                               CELADON GROUP, INC.

                                 MARCH 31, 1998
                                   (UNAUDITED)

          As of March 31, 1998, the Company had on order revenue equipment representing an aggregate capital commitment of $7.6 million. All of the new equipment has been or will be financed using a combination of operating and capital leases and the Company's credit facility.

          The Company's accounts receivable balance at March 31, 1998, increased $3.8 million to $31.5 million from $27.7 million at June 30, 1997. The net increase represented a $5.6 million increase in the truckload division, a $0.3 million decrease in the flatbed division and a $1.5 million decrease related to the winddown of discontinued operations. The increase in accounts receivable for the truckload division can be attributed to the GETS operation acquired in September 1997 and the increased volume in freight and demurrage billings.

          The Company purchases fuel contracts from time-to-time for a portion of its projected fuel needs. At March 31, 1998, the Company had contracts to purchase for future delivery approximately 19% of its fuel requirements through May 1999. Contract prices are approximately 9% over March 31, 1998 market prices for future delivery. The Company does not believe that these price levels will have a material adverse effect on its results of operations. The Company's fuel price management program has not adversely impacted the Company's liquidity.

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

                               CELADON GROUP, INC.

                                 MARCH 31, 1998
                                   (UNAUDITED)

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

                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON  FORM 8K

      (a)     Exhibits

              Exhibit 11 -           Computation of per share earnings

              Exhibit 27 -           Financial Data Schedule

      (b)     Reports on Form 8-K

              No Current Reports on Form 8-K were filed during the three months ended March 31, 1998.

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

                                CELADON GROUP, INC.
                                  (Registrant)

                                                /s/ Stephen Russell
                                       ----------------------------------------
                                        Stephen Russell, Chief Executive Officer

                                               /s/ Robert Goldberg
                                       ----------------------------------------
                                       Robert Goldberg, Executive Vice President
                                              Chief Financial Officer

Date:    May 14, 1998