Form 10-K
period 1998-06-30
CELADON GROUP INC
filed 1998-09-28
CIK 865941

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-23192

                              CELADON GROUP, INC.

             (Exact name of Registrant as specified in its charter)

                  DELAWARE                             13-3361050
      (State of other jurisdiction of                 (IRS Employer
       incorporation or organization)            Identification Number)

             ONE CELADON DRIVE,                           46235
              INDIANAPOLIS, IN                         (Zip Code)
  (Address of principal executive offices)

        Registrant's telephone number, including area code:  (317) 972-7000

         Securities registered pursuant to Section 12(b) of the Act:  NONE

            Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK ($0.033 PAR VALUE)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. / /

    As of September 18, 1998, the aggregate market value of the Common Stock held by non-affiliates of the Registrant (4,268,607 shares) was approximately $63,228,741 (based upon the closing price of such stock on September 18, 1998). The number of shares outstanding of the Common Stock ($0.033 par value) of the Registrant as of the close of business on September 18, 1998 was 7,726,989.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              CELADON GROUP, INC.
                                   FORM 10-K

                               TABLE OF CONTENTS

ITEM                                                                                                           PAGE
-----------                                                                                                 -----------

PART I

ITEM 1.      BUSINESS.....................................................................................           2

ITEM 2.      PROPERTIES...................................................................................           8

ITEM 3.      LEGAL PROCEEDINGS............................................................................           8

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................           8

ITEM 5.      MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.........................           9

ITEM 6.      SELECTED FINANCIAL DATA......................................................................          10

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........          11

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................................          17

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES........          42

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........................................          42

ITEM 11.     EXECUTIVE COMPENSATION.......................................................................          45

ITEM 12.     SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT..................................          50

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................................          51

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.............................          53

SIGNATURES................................................................................................          59

                                     PART I

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information in Items 1, 2, 3, 7 and 8 of this Form 10-K include information that is forward looking, such as the Company's opportunities to increase revenue from its van and flatbed services, its exposure to fluctuations in foreign currencies, its anticipated liquidity and capital requirements and the results of legal proceedings. The matters referred to in forward looking statements could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, the availability of drivers and fuel, as well as certain other risks described in Item 1 under "Competition," "Regulation" and "Cargo Liability Insurance and Legal Proceedings," and in Item 3 in "Legal Proceedings" and in Item 7 in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-K.

ITEM 1. BUSINESS

THE COMPANY

    Celadon Group, Inc. (collectively, with its subsidiaries, the "Company") is a leading trucking company that specializes in providing and arranging van and flatbed truckload transport services from the United States and Canada to and from locations in Mexico. Through its sales force in the United States, Canada and Mexico, its 75% ownership interest in Servicios de Transportacion Jaguar S.A. de CV ("Jaguar"), and its relationships with other key Mexican carriers, the Company is one of a limited number of companies that is able to provide or arrange for door-to-door transport service between points in the United States and Canada and Mexico. The Company also provides van truckload transport services within the United States, and flatbed trucking services within the United States and to the Mexican border, through a network of independent agents and operators coordinated by its subsidiary, Cheetah Transportation Company ("Cheetah").

    During fiscal 1998, the Company completed two acquisitions. The net assets of General Electric Transportation Services ("GETS"), a unit of General Electric Company, were acquired in September 1997 (the "GETS Acquisition"). The operations of GETS were subsequently merged into the operations of Celadon Trucking Services, Inc. ("CTSI"), the largest business unit of the Company. In connection with the GETS Acquisition, the Company obtained a five-year contract to continue to provide transportation services to General Electric Industrial Control Systems ("GEICS").

    In May 1998, the Company acquired the net assets of Gerth Transport ("Gerth"), a Canadian motor carrier specializing in transportation to and from Mexico, (the "Gerth Acquisition"). The Gerth Acquisition allowed the Company to enhance its service offering to and from Canada.

    The Company is headquartered in Indianapolis, Indiana and maintains a regional network of nine terminals within the Ontario, Canada to Laredo, Texas corridor and three terminals within Mexico, which enables the Company to focus primarily on north-south trucking lanes. The Company currently operates a fleet of approximately 2,150 tractors and 6,100 trailers.

    Celadon was formed in 1985 primarily to provide trucking services for Chrysler Corporation ("Chrysler") to and from its Mexican assembly plants. Due to both increased trade between the United States and Mexico and completion of the recent acquisitions, the Company has developed a strong record of revenue growth and has diversified its customer base to include over 4,500 accounts in a variety of industries.

INDUSTRY OVERVIEW

    The full truckload market is defined by the quantity of goods, generally over 10,000 pounds, shipped by a single customer and is divided into several segments by the type of trailer used to transport the goods. These segments include van, temperature-controlled, flatbed, and tank carriers.

    The Company participates in the van and flatbed segments of the North American truckload market. The markets within the United States, Canada, and Mexico are fragmented, with many competitors.

    Transportation of goods by truck between the United States, Canada, and Mexico is subject to the provisions of the North American Free Trade Agreement ("NAFTA"). United States and Canadian based carriers may operate within both countries. United States and Canadian carriers are not allowed to operate within Mexico, and Mexican carriers are not allowed to operate within the United States and Canada, in each case except for a 26 kilometer band along either side of the Mexican border. Trailers may cross the Mexican border.

    Transportation of goods between the United States or Canada and Mexico consists of three components: (i) transport from the point of origin to the Mexican border, (ii) drayage, which is transportation across the border, and
(iii) transportation from the border to the final destination. The Company is one of a limited number of trucking companies that participates in all three segments of this cross border market.

SERVICES PROVIDED

    VAN TRUCKLOAD CARRIAGE. The van division provides and arranges for long-haul, time sensitive, full truckload transport of goods between the United States and Canada and Mexico. The division provides van truckload carriage through three operating units: CTSI, headquartered in Indianapolis, Gerth, headquartered in Kitchener, Ontario and Jaguar, headquartered in Mexico City, Mexico. Combined, van truckload carriage accounted for approximately 89%, 88% and 89% of total revenues in fiscal 1996, 1997 and 1998, respectively, of which approximately 57%, 57% and 64%, respectively, came from cross-border shipments between Mexico and either the United States or Canada. Because most international shipments are carried on through-trailer service on U.S. or Canadian trailers, Mexican carriers use the Company's trailers. As a result, the division maintains an above average trailer to tractor ratio. The van division utilized 1,863 tractors (of which 400 were owner-operators) and 5,738 trailers as of June 30, 1998, and transported in excess of 125,000 full truckload shipments during fiscal 1998. Additionally, the division's fleet of revenue equipment has grown consistently since the Company's inception to accommodate the strong growth in freight movement to and from Mexico.

    FLATBED CARRIAGE. The Company provides flatbed carriage through its subsidiary Cheetah, which is headquartered in Mooresville, North Carolina. Cheetah operates through a network of agents and approximately 290 independent owner-operators to provide flatbed services to a wide range of customers. Flatbed services are employed for commodities such as steel coils, lumber and other building materials because of their special loading requirements and for shipments of large or oversized freight. Cheetah has recently expanded its flatbed service to Mexico.

CUSTOMERS

    The Company targets large service-sensitive customers with time-definite delivery requirements and provides services tailored to customer specific needs throughout the United States, Canada and Mexico. The Company's customers frequently ship in the north-south lanes (i.e. to and from locations in Mexico and to and from locations in the United States and Canada, primarily in the Midwestern and Eastern United States and Eastern Canada). The Company's van division currently services in excess of 4,500 trucking customers. Those customers generally require high quality service and information regarding their shipments. Service to these customers is enhanced by the division's strategy of using a high percentage of driver teams, a high trailer-to-tractor ratio, state-of-the-art technology, well maintained, late-model tractors and trailers, and 24-hours a day, seven-days a week dispatch and reporting services. The principal types of freight transported by the division include automotive parts, paper products, manufacturing parts, semi-finished products, textiles, appliances, and toys.

    The Company's largest customer is Chrysler, which accounted for approximately 48%, 42%, and 36% of the Company's total revenue for fiscal 1996, 1997, and 1998, respectively. The Company transports Chrysler original equipment automotive parts primarily between the United States and Mexico and Chrysler after-market replacement parts and accessories within the United States. Of the total revenue received in fiscal 1998 from Chrysler, approximately 27% was derived from the Company's transportation of after-market replacement parts and accessories within the United States and approximately 73% was derived from shipments of original equipment automotive parts between the United States and Mexico. The Company has been doing business with Chrysler since the Company's inception. The Company's most recent agreements with Chrysler are covered by two three-year contracts, one of which covers the United States-Mexico business and the other of which covers domestic business. The international contract expires on December 31, 1999 and the domestic contract expires on October 1, 2000. GEICS is the Company's next largest customer, accounting for approximately 6% of total revenue. In conjunction with the GETS Acquisition, the Company obtained a five-year contract covering all loads shipped for GEICS. No other customer accounted for more than 5% of the Company's total revenue during any of its three most recent fiscal years.

TECHNOLOGY

    Customer requirements for information about the movement of their goods have become an ever-increasing component of such customers' carrier service profile. To effectively compete, transportation companies must provide, in addition to on-time pickup and delivery, real time information on the status of shipments and other technology to meet customers' billing and service needs.

    The Company uses computer and satellite technology for customer service, dispatch, equipment control, driver communications, electronic data interchange, and administrative purposes. CTSI and Jaguar have equipped all of their tractors with QUALCOMM mobile communication terminals, which allow information to be passed to and from the driver and the Company instantaneously. The Company intends to equip the Gerth tractors in fiscal 1999. Customer order information, load tracking, and service performance are all monitored using the latest in mobile communication technology. The Company introduced Cela-Trac, an Internet based tracking system, in August 1998, which allows customers to track their own loads through the Company's operating system.

    The flatbed division has its own computer and software system for use in its business.

PERSONNEL AND DRIVERS

    At June 30, 1998, the Company employed 2,323 persons, of whom 1,661 were drivers, 140 were truck maintenance personnel and 522 were administrative personnel. None of the Company's drivers or other employees is represented by a union or a collective bargaining unit.

    Driver recruitment, retention, and satisfaction are essential components of the Company's success. Drivers are selected in accordance with specific guidelines, relating primarily to safety records, driving experience, and personal evaluations, including a physical examination and mandatory drug testing. The Company's drivers attend an orientation program and ongoing driver efficiency and safety programs. The percentage of drivers with less than one year of service in the Company's CTSI operating unit decreased from 55% at the end of June 1997 to 50% by the end of June 1998. As of June 30, 1998, the average length of time that CTSI drivers had been employed by the Company was approximately 1.8 years.

    CTSI utilizes driver teams in instances where customers' transit requirements or operating efficiencies dictate the need for such team services. The Company balances the use of driver teams against the number of available trucks and, in certain circumstances, has split teams to improve utilization of available equipment. As of June 30, 1998, approximately 24% of CTSI's seated tractors were operated by driver teams.

    Historically, the Company utilized owner-operators exclusively within its flatbed division. However, with the GETS Acquisition and Gerth Acquisition, owner-operator capacity was added to the Company's van division. Owner-operators are independent contractors who, through a contract with the Company, supply one or more tractors and drivers for Company use. Owner-operators must pay their own tractor expenses, fuel, maintenance and driver costs and must meet specified Company guidelines with respect to safety. As of June 30, 1998, owner-operators provided 21% of the van division's capacity.

REVENUE EQUIPMENT

    The Company's equipment strategy is to utilize premium late-model tractors, maintain a high trailer to tractor ratio, actively manage equipment throughout its life cycle and employ a comprehensive service and maintenance program.

    The Company's fleet is comprised of tractors manufactured by Freightliner and Peterbilt to the Company's specifications, which the Company believes helps it to attract and retain drivers in the van division and to minimize maintenance and repair costs. The Company owns or leases most of its tractors and trailers and as of June 30, 1998, utilized 400 tractors owned by independent owner-operators within the van division. The flatbed division, managed by Cheetah, only utilizes independent owner-operators and does not own or lease a significant amount of trailing equipment.

    As of June 30, 1998, the average age of the Company's owned and leased tractors and trailers was approximately 3.1 and 4.3 years, respectively. The Company utilizes a comprehensive maintenance program to minimize downtime, enhance the resale value of its revenue equipment, and control its maintenance costs. Centralized purchasing of spare parts and tires, and centralized control of over-the-road repairs are also used to control costs. The Company generally replaces its tractors every five years, although it retains some older tractors for use on shorter haul routes (including drayage) where they can be utilized economically. The Company further reduces exposure to declines in the resale value of the Company's equipment by entering into agreements with certain manufacturers providing for pre-established resale values.

    The following table shows by type and model year the Company's owned and leased equipment at June 30, 1998:

MODEL YEAR                                                                    TRACTORS     TRAILERS
---------------------------------------------------------------------------  -----------  -----------
1998.......................................................................         148          382
1997.......................................................................         154          194
1996.......................................................................         391        1,806
1995.......................................................................         452        1,030
1994.......................................................................         219          357
1993.......................................................................          59          670
1992.......................................................................          10          191
1991.......................................................................          12           72
1990.......................................................................           4          203
Pre-1990...................................................................          14          901
                                                                                  -----        -----
Total......................................................................       1,463        5,806
                                                                                  -----        -----
                                                                                  -----        -----

    The Company maintains its 2.9 to 1 trailer-to-tractor ratio (including owner operator equipment) in order to provide trailer availability in Mexico and to allow it to leave extra trailers with its high volume shippers to load and unload at their convenience. As of June 30, 1998, the Company had 74 tractors on order for delivery in fiscal 1999. Additional growth in the tractor and trailer fleet beyond the Company's existing orders will require additional sources of financing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

SALES AND MARKETING

    The Company's primary sales and marketing focus is to generate additional north-south freight and to support its customers in the movement of freight to and from the United States, Canada and Mexico. The Company has sales and marketing operations located in the United States, Canada and Mexico. The Company has national account managers, regional account managers and customer service representatives to service its customers. The sales and marketing personnel in the various offices work together to source northbound and southbound transport, in addition to drayage. The Company's sales force also works closely with the Mexican carriers with whom the Company has a relationship.

    The Company maintains a strong commitment to marketing on an international level as well as on a local level and focuses its marketing strategy on its door-to-door service capabilities. The Company's marketing group services existing customers' needs and solicits new customers, with an emphasis on large service-sensitive customers. In order to maximize its equipment utilization, the Company seeks customers that regularly ship multiple loads from locations on or near the Company's primary existing traffic lanes. Customer shipping patterns are regularly monitored and, as they expand or change, the Company attempts to obtain additional customers that will complement the primary traffic.

FUEL

    The Company's fuel strategy is designed to minimize the overall cost of fuel. To accomplish this, the Company typically hedges a portion of its fuel needs through the purchase of fuel futures contracts. In addition, the Company is able to pass on a portion of increases in fuel cost to certain of its customers through fuel surcharges when the price of fuel rises above a certain specified level. The Company also purchases fuel in bulk for use at its terminals and contracts with truck-stop fuel chains for discounts in exchange for high quantity purchasing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Fuel Purchase."

COMPETITION

    While the truckload industry is highly competitive and fragmented, the Company is one of a limited number of companies that is able to provide or arrange for door-to-door transport service between points in the United States and Canada and Mexico. Although both service and price drive competition in the premium long-haul, time sensitive portion of the market, the Company relies primarily on its high level of service to attract customers. This strategy requires the Company to focus on market segments that employ just-in-time inventory systems and other premium services. Competitors include other long-haul truckload carriers and, to a lesser extent, medium-haul truckload carriers and railroads.

REGULATION

    The Company's operations are regulated and licensed by various U.S. federal and state, Canadian provincial and Mexican federal agencies. Interstate motor carrier operations are subject to safety requirements prescribed by the Department of Transportation. Such matters as weight and equipment dimensions are also subject to United States federal and state and Canadian provincial regulations. The Company operates in the United States throughout the 48 contiguous states pursuant to operating authority granted by the Federal Highway Administration, in various Canadian provinces pursuant to operating authority granted by the Ministries of Transportation and Communications in such provinces, and within Mexico pursuant to operating authority granted by Secretaria de Communiciones y Transportes. To the extent that the Company conducts operations outside the United States, the Company is subject to the Federal

Corrupt Practices Act, which generally prohibits United States companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment.

CARGO LIABILITY, INSURANCE AND LEGAL PROCEEDINGS

    The Company is party to routine litigation incidental to its business, primarily involving claims for bodily injury or property damage incurred in the transportation of freight. The Company is responsible for the safe delivery of the cargo. Since April 1998, the Company has been fully insured in the U.S. and Canada with no deductible for bodily injury and property damage, and the Company is self-insuring to $15,000 per occurrence for truck damage claims and $2,000 per occurrence for trailer damage and $150,000 for workers' compensation and $10,000 per occurrence for cargo loss. The Company maintains separate insurance in Mexico, consisting of bodily injury and property damage, cargo, and equipment damage coverage with minimal deductibles. Management believes its uninsured exposure is conservative for the industry. Consequently, the Company does not believe that the litigation and claims experienced will have a material impact on the Company's financial position or results of operations.

    Two litigations have been filed by the same law firm in the Delaware Court of Chancery in and for New Castle County (David Finkelstein v. Stephen Russell et al. (the "Finkelstein Action") and Lila Gold and Jocelyn Feuerstein v. Stephen Russell et al. (the "Gold Action") (civil action nos. 16480NC and 16481NC, respectively)) challenging the proposed merger (the "Merger") of the Company and Laredo Acquisition Corp. ("Laredo"), a newly-formed wholly-owned subsidiary of Odyssey Investment Partners, pursuant to the Agreement and Plan of Merger, dated as of June 23, 1998 ("Merger Agreement"), by and between the Company and Laredo. Upon the effectiveness of the Merger, Laredo will be merged with and into the Company, the separate corporate existence of Laredo shall cease and the Company shall continue as the surviving corporation. In sum, these putative class actions allege that the $20.00 per share to be paid to stockholders pursuant to the Merger would permit management of the Company to acquire the public shares of the Company for less than fair and adequate consideration because, inter alia, the intrinsic value of the Company's Common Stock is claimed to be (an unspecified amount) higher. The Cash Merger Price (as defined in the Merger Agreement) allegedly does not provide an adequate premium to the public stockholders of the Company and the Cash Merger Price is supposedly arbitrary, not the result of arm's length negotiations and reached without "shopping" the Company or taking other (unspecified) steps to ascertain the best price for the Company. Both actions name the Company and its directors and claim that the individual defendants breached their fiduciary duties to the Company and its stockholders. Odyssey Investment Partners, LLC is also named in the Finkelstein Action. The complaints seek certification of the class, certain injunctive and declaratory relief, recission of the Merger if it is consummated, and unspecified money damages and costs. No answer has yet been filed to these complaints. The allegations are not supported by the facts, including the financial analyses provided by Wasserstein Perella and, as a result, the Company believes that it will be successful in defending these actions.

ITEM 2. PROPERTIES

    The Company operates an international network of twelve terminal locations, including facilities in Laredo and El Paso, Texas, which are the two largest inland freight gateway cities between the United States and Mexico. Operating terminals are currently located in the following cities:

UNITED STATES              MEXICO            CANADA
--------------------  ----------------  -----------------
Denton, TX            Guadalajara       Kitchener, ON
Detroit, MI           Mexico City
El Paso, TX           Nuevo Laredo
Fort Wayne, IN
Goodletsville, TN
Indianapolis, IN
Laredo, TX
Mooresville, NC

    Both the Laredo and Indianapolis facilities include administrative functions, lounge and sleeping facilities for drivers, parking, fuel and truck washing facilities. The Company's executive and administrative offices occupy four buildings located on 30 acres of property in Indianapolis, Indiana.

ITEM 3. LEGAL PROCEEDINGS

    See discussion under "Cargo Liability, Insurance, and Legal Proceedings."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Celadon Group, Inc. held its regular Annual Meeting of Stockholders on December 1, 1997. Proxies representing 6,853,859 shares of Common Stock or 89.91% of the total outstanding shares voted at the Annual Meeting. The results of the Annual Meeting were reported in the Company's Report on Form 10-Q for the fiscal quarter ended December 31, 1997, filed with the Securities Exchange Commission on February 11, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
       STOCKHOLDER MATTERS

    Since January 24, 1994, the date of the initial public offering of the Company's Common Stock, the Company's Common Stock has been quoted through the National Association of Securities Dealers, Inc. National Market (the "Nasdaq National Market") under the symbol "CLDN". The following table sets forth the high and low reported sales prices for the Company's Common Stock as quoted through the Nasdaq National Market for the periods indicated.

FISCAL 1997

Quarter ended September 30, 1996............................................  $    9.50  $    5.75
Quarter ended December 31, 1996.............................................  $   11.25  $    8.47
Quarter ended March 31, 1997................................................  $   12.75  $   10.00
Quarter ended June 30, 1997.................................................  $   11.75  $   10.25

FISCAL 1998

Quarter ended September 30, 1997............................................  $   15.75  $   11.13
Quarter ended December 31, 1997.............................................  $   17.00  $   12.88
Quarter ended March 31, 1998................................................  $   16.00  $   13.00
Quarter ended June 30, 1998.................................................  $   19.25  $   12.75

    On September 18, 1998, there were approximately 1,500 holders of the Company's Common Stock, and the closing price of the Company's Common Stock was $14.8125.

DIVIDEND POLICY

    The Company has not paid cash dividends on its Common Stock as a public Company and has no present intention of paying cash dividends on its Common Stock in the foreseeable future. Moreover, pursuant to its existing credit agreements, the Company and certain of its subsidiaries may pay cash dividends only up to certain specified levels and if certain financial ratios are met.

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

                                                                 FISCAL YEAR ENDED JUNE 30,
                                                  ---------------------------------------------------------
                                                     1998        1997        1996        1995       1994
                                                  ----------  ----------  ----------  ----------  ---------

                                                            (IN THOUSANDS EXCEPT PER SHARE DATA)
Statement of Operations Data:
Operating revenue:
  Van...........................................  $  204,104  $  167,609  $  148,167  $  116,360  $  94,746
  Flatbed.......................................      25,824      23,426      18,377      --         --
                                                  ----------  ----------  ----------  ----------  ---------
  Total operating revenue.......................  $  229,928  $  191,035  $  166,544  $  116,360  $  94,746
                                                  ----------  ----------  ----------  ----------  ---------
                                                  ----------  ----------  ----------  ----------  ---------
Operating income:
Van.............................................  $   14,430  $   11,290  $      969  $    9,179  $   8,330
  Flatbed.......................................       1,374       1,145         768      --         --
                                                  ----------  ----------  ----------  ----------  ---------
Total from operating divisions..................  $   15,804  $   12,435  $    1,737  $    9,179  $   8,330
Interest expense, net...........................       5,905       4,944       3,672       3,171      4,342
Gain (loss) on sale of investment in
  unconsolidated affiliate......................      --          --          --          --           (189)
Other expense (income)..........................         (12)        (37)        (72)        103         (6)
                                                  ----------  ----------  ----------  ----------  ---------
Income (loss) from continuing operations before
  income taxes..................................  $    9,911  $    7,528  $   (2,007) $    5,905  $   4,183
Provision for income taxes (benefit)............       3,902       3,024        (411)      3,690      1,711
                                                  ----------  ----------  ----------  ----------  ---------
Income (loss) continuing operations.............  $    6,009  $    4,504  $   (1,596) $    2,215  $   2,472
Income (loss) discontinued operations...........      --          --         (15,203)     (2,606)       731
                                                  ----------  ----------  ----------  ----------  ---------
  Net income (loss).............................  $    6,009  $    4,504  $  (16,799) $     (391) $   3,203
Preferred stock dividends and redemption
  premium(1)....................................      --          --          --          --            262
                                                  ----------  ----------  ----------  ----------  ---------
Net income (loss) attributable to common
  stockholders..................................  $    6,009  $    4,504  $  (16,799) $     (391) $   2,941
                                                  ----------  ----------  ----------  ----------  ---------
                                                  ----------  ----------  ----------  ----------  ---------
Earnings Per Share:
  Continuing operations.........................  $     0.78  $     0.59  $    (0.20) $     0.31  $    0.46
  Discontinued operations.......................      --          --           (1.93)      (0.36)      0.15
                                                  ----------  ----------  ----------  ----------  ---------
  Net income (loss)(2)..........................  $     0.78  $     0.59  $    (2.13) $    (0.05) $   (0.61)
                                                  ----------  ----------  ----------  ----------  ---------
                                                  ----------  ----------  ----------  ----------  ---------
Dividends per common share(3)...................  $   --      $   --      $   --      $   --      $  --
Average diluted shares outstanding..............       7,752       7,660       7,877       7,192      4,853
Balance Sheet Data:
Working capital.................................  $   18,027  $   16,435  $   17,039  $   23,801  $  17,491
  Total assets..................................     194,777     142,902     141,921     151,624     99,265
Long-term debt..................................      82,843      54,361      50,025      39,557     29,234
Redeemable common stock.........................      --          --          --           3,614     --
Stockholders' equity............................  $   52,322  $   45,794  $   41,962  $   57,839(5) $  42,079(4)

------------------------

(1) Represents dividends and redemption premium on the Series I Preferred Stock which was redeemed in fiscal 1994.

(2) Calculation of diluted net income (loss) per common share for all periods are anti-dilutive. All share and per share amounts have been adjusted to reflect the 3.3-for-one reverse stock split in January 1994.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company is a leading trucking company that specializes in providing and arranging van truckload transport services from the United States and Canada to and from locations in Mexico. The Company serves a diverse set of industries including automotive, technology, industrial equipment, textiles and furniture and operates through two divisions: the van division and the flatbed division. The van division provides its customers with long-haul time sensitive van transportation utilizing a network of Company owned and leased tractors and, to a lesser extent, independent owner-operators, while the flatbed division provides flatbed services to customers solely through a network of independent owner-operators.

    The Company's capacity mix has changed in fiscal 1998 with the acquisitions of GETS and Gerth. Prior to these acquisitions, 98% of the van division's capacity was provided by Company owned and leased equipment. The capacity acquired with GETS was 100% provided by owner-operators, and with Gerth was 60% provided by owner-operators. As a result, purchased transportation expense has increased and equipment ownership costs, maintenance, fuel and driver expenses have decreased as percentages of operating revenue. The Company expects this trend to continue, as both acquisitions will be included in the van division's results for 12 months in fiscal 1999. As of June 30, 1998, owner-operators provided 21% of the van division's capacity.

ACQUISITION HISTORY

    In September 1997, the Company acquired the assets of GETS for $8.2 million. The purchase included 150 owner-operator tractors, 455 trailers and a contract granting the right of first refusal on all loads shipped for GEICS for a five-year period. GETS had approximately $28.0 million in sales in calendar 1996, most of which were generated within the Company's shipping routes. In addition to adding GEICS as a key customer, the GETS Acquisition improved shipping density of the Company's core routes. The assets acquired in the GETS Acquisition were successfully integrated into CTSI, within six months of the date of acquisition.

    In May 1998, the Company acquired the assets of Gerth for $13.8 million. The Company believes that Gerth is the leading Canadian truckload carrier to Mexico, having 301 tractors and 817 trailers as of June 30, 1998, and approximately $31.0 million of revenue in calendar 1997. The Company believes that this acquisition will strengthen its presence in Canada and provide additional density in its core north-south transport lanes.

RESULTS OF OPERATIONS

    The following table includes certain information with respect to the operating revenue, operating profit, operating ratio, and operating expense of the Company's van and flatbed division for the periods indicated.

                                                                                          FISCAL YEAR ENDED JUNE 30,
                                                                                        -------------------------------
                                                                                          1998       1997       1996
                                                                                        ---------  ---------  ---------
Operating revenue as a percentage of total operating revenue:
  Van.................................................................................       88.8%      87.7%      89.0%
  Flatbed.............................................................................       11.2       12.3       11.0
                                                                                        ---------  ---------  ---------
  Total operating revenue.............................................................      100.0%     100.0%     100.0%
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------
Operating profit as a percentage of total operating profit:(1)
  Van.................................................................................       91.3%      90.8%      55.8%
  Flatbed.............................................................................        8.7        9.2       44.2
                                                                                        ---------  ---------  ---------
  Total from operating divisions......................................................      100.0%     100.0%     100.0%
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------
Operating ratio:(1)
  Van.................................................................................       92.9%      93.3%      99.3%
  Flatbed.............................................................................       94.7%      95.1%      95.8%
  Company (weighted average)..........................................................       93.1%      93.5%      99.0%
Operating expenses as a percentage of division's operating revenue:
  Van:
    Salaries, wages and employee benefits.............................................       33.7%      39.8%      43.1%
    Fuel..............................................................................       14.4       18.4       18.9
    Operating costs and supplies......................................................        9.2        8.0        8.7
    Insurance and claims..............................................................        2.8        3.2        3.8
    Depreciation and amortization.....................................................        6.2        5.9        4.8
    Rent and purchased transportation.................................................       20.2       10.4       12.0
    Selling, general and administrative expenses......................................        2.1        2.3        2.8
    Other operating expenses..........................................................        4.3        5.3        5.3
                                                                                        ---------  ---------  ---------
      Total...........................................................................       92.9%      93.3%      99.3%
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------
  Flatbed:
    Salaries, wages and employee benefits.............................................        4.3%       4.2%       4.6%
    Rent and purchased transportation.................................................       78.0       77.9       77.8
    All other operating expenses......................................................       12.4       13.0       13.4
                                                                                        ---------  ---------  ---------
      Total...........................................................................       94.7%      95.1%      95.8%
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------

------------------------

(1) All selling, general and administrative expenses that are not specifically attributable to divisional operations have been allocated to the van division.

FISCAL YEAR ENDED JUNE 30, 1998 COMPARED WITH FISCAL YEAR ENDED JUNE 30, 1997

    REVENUE. Consolidated revenue increased by $38.9 million or 20.4%, to $229.9 million for fiscal 1998 from $191.0 million for fiscal 1997. Revenue from the van division, which includes the operations of CTSI, the Company's largest business unit, as well as those of its Mexican subsidiary, Jaguar, and its Canadian subsidiary, Gerth, increased by $36.5 million or 21.8%, to $204.1 million in fiscal 1998 from $167.6 million in fiscal 1997. This increase in revenue was attributable principally to strong revenue growth in the Company's core north-south traffic lanes, the inclusion of $23.3 million of revenue from the GETS operations, which were acquired in September 1997, $5.4 million of revenue from the Gerth operations, which were acquired in May 1998, and an increase of approximately 2% in overall rates per mile compared to fiscal 1997. The increase in rates reflected price increases and the Company's continued efforts to focus on its core routes as well as an improvement in the Company's overall business mix. This growth was offset by revenue reductions in less profitable east/west routes. The average number of tractors operated by the van division increased to 1,594 in fiscal 1998 from 1,311 in fiscal 1997.

    Revenue for the flatbed division increased by $2.4 million or 10.3%, to $25.8 million for fiscal 1998 from $23.4 million for fiscal 1997. The increase was primarily due to the increase in the average number of owner-operated tractors in Cheetah's network to 280 for fiscal 1998 from 252 for fiscal 1997.

    OPERATING INCOME. Operating income increased by $3.4 million or 27.4%, to $15.8 million in fiscal 1998 from $12.4 million in fiscal 1997. The Company's operating ratio, which expresses operating expenses as a percentage of operating revenue, improved from 93.5% in fiscal 1997 to 93.1% in fiscal 1998.

    Operating income within the van division increased by $3.1 million or 27.4%, to $14.4 million in fiscal 1998 from $11.3 million in fiscal 1997. The van division's operating ratio improved from 93.3% in fiscal 1997 to 92.9% in fiscal 1998. The increase in operating income and the improvement in the operating ratio were attributable principally to the successful integration of GETS into CTSI, the Gerth Acquisition, volume growth in the core routes and rate per mile increases, partially offset by increases in certain operating expenses. Rent and purchased transportation expense increased as a result of result of growth in owner-operator capacity and an increased use of independent Mexican carriers. This increase was partially offset by the conversion of operating leases on approximately 1,300 trailers to capitalized leases in January, 1998, which served to decrease rent expense. Depreciation expense increased due to fleet growth and the conversion of certain operating leases to capital leases. Salaries, wages, fuel and other operating expenses all decreased as a percentage of revenue.

    Operating income within the flatbed division increased by $0.3 million or 27.3%, to $1.4 million in fiscal 1998 from $1.1 million in fiscal 1997. The flatbed division's operating ratio improved to 94.7% in fiscal 1998 from 95.1% in fiscal 1997. The increase in operating income was due primarily to revenue growth and improved absorption of overhead costs within the division.

    NET INTEREST EXPENSE. Net interest expense increased by $1.0 million or 20.4%, to $5.9 million in fiscal 1998 from $4.9 million in fiscal 1997. The increase was the result of higher borrowings under capital leases and the conversion of operating leases to capitalized leases, partially offset by reduced borrowings under the Company's existing credit facility.

    INCOME TAXES. Income taxes increased by $0.9 million or 30.0%, to $3.9 million in fiscal 1998 from $3.0 million in fiscal 1997. The increase in income tax expense reflects the Company's higher pre-tax income partially offset by a reduction in the Company's effective tax rate to 39.4% in fiscal 1998 from 40.2% in fiscal 1997.

FISCAL YEAR ENDED JUNE 30, 1997 COMPARED WITH FISCAL YEAR ENDED JUNE 30, 1996

    REVENUE. Consolidated revenue increased by $24.5 million or 14.7%, to $191.0 million for fiscal 1997 from $166.5 million for fiscal 1996. Revenue from the van division increased by $19.4 million or 13.1%, to

$167.6 million fiscal 1997 from $148.2 million in fiscal 1996. This increase in revenue was attributable principally to a 3.8% increase in overall rates per mile compared to fiscal 1996. The increase in rates reflected price increases as well as the Company's continued efforts to focus on its core routes and eliminate certain of its less profitable east/west routes. Significant new customers added in fiscal 1997 included Mercedes Benz Mexico, Pier 1 Imports and Northern Telecom. The average number of tractors operated by the van division increased to 1,311 in fiscal 1997 from 1,114 in fiscal 1996.

    Revenue for the flatbed division increased by $5.0 million or 27.2%, to $23.4 million for fiscal 1997 from $18.4 million for fiscal 1996. The increase was primarily due to the increase in the average number of owner-operator tractors in Cheetah's network to 252 for fiscal 1997 from 208 for fiscal 1996.

    OPERATING INCOME. Operating income increased by $10.7 million to $12.4 million in fiscal 1997 from $1.7 million in fiscal 1996. The Company's operating ratio improved to 93.5% in fiscal 1997 from 99.0% in fiscal 1996. This improvement in the operating ratio was primarily attributable to improved operating performance within the van division.

    Operating income within the van division increased by $10.3 million to $11.3 million in fiscal 1997 from $1.0 million in fiscal 1996. The van division's operating ratio improved to 93.3% in fiscal 1997 from 99.3% in fiscal 1996. The increase in operating income was due to revenue growth and an increase in the average billed rate per mile. All categories of operating expenses, with the exception of depreciation and amortization, declined as a percentage of revenue in fiscal 1997, compared to fiscal 1996. In addition to these improvements, fiscal 1997 was not impacted by the following series of unusual factors each of which had an adverse impact on financial performance in fiscal 1996: (i) $1.8 million of unusual litigation expense and equipment repairs, (ii) $0.8 million in severance expense related to the transition to a new management team, (iii) operating inefficiencies associated with the installation of a new computer operating system, and (iv) lack of focus on the core operations of the van division due to the elimination of the Company's discontinued operations.

    Operating income within the flatbed division increased by $0.3 million or 37.5%, to $1.1 million in fiscal 1997 from $0.8 million in fiscal 1996. The flatbed division's operating ratio improved to 95.1% in fiscal 1997 from 95.8% in fiscal 1996. The increase in operating income was a result of revenue growth without a proportionate increase in administrative costs.

    NET INTEREST EXPENSE. Net interest expense increased by $1.2 million or 32.4%, to $4.9 million in fiscal 1997 from $3.7 million in fiscal 1996. The increase was a result of higher interest rates and increased borrowings under the Company's existing credit facility and under capital leases.

    INCOME TAXES. Income taxes in fiscal 1997 were $3.0 million, compared to a tax benefit of $0.4 million in 1996, as the Company's pretax income improved from a loss to a profit. The lower effective tax benefit rate in fiscal 1996 is primarily due to non-deductible expenses comprising a higher percentage of the Company's pretax loss.

LIQUIDITY AND CAPITAL RESOURCES

    The Company generated $6.4 million, $17.2 million and $17.2 million from operating activities in fiscal 1996, 1997 and 1998 respectively. The increase in cash from fiscal 1996 to fiscal 1997 reflects the increase in revenue as a result of an increase in tractors and trailers operated, an improvement in operating ratio, and reductions of other assets and taxes recoverable stemming from the discontinued businesses and the 1996 losses. Cash flow from operations was flat from fiscal 1997 to fiscal 1998. In fiscal 1998, the increase in cash flow due to continued growth and improved profitability, including the impact of the GETS and Gerth acquisitions, was offset by lower levels of cash flow from other assets and taxes recoverable compared to fiscal 1997. The Company's primary capital requirements over the last three years have been funding (i) the acquisition of equipment for the van division, (ii) the GETS Acquisition, (iii) the Gerth Acquisition and (iv) the construction of the Company's headquarters. Capital expenditures (including the value of equipment procured under capital leases) totaled $24.2 million, $35.4 million and $41.5 million in fiscal 1996, 1997 and 1998, respectively. The Company purchased $14.9 million, $33.9 million and $37.5 million of revenue equipment under capitalized lease financing in fiscal 1996, 1997 and 1998, respectively. In September 1996, the Company consummated a sale/leaseback of its headquarters for $6.2 million. The Company has historically met its capital investment requirements with a combination of internally generated funds, bank financing, equipment lease financing (both capitalized and operating) and the issuance of common stock.

    As of June 30, 1996, the Company had a credit facility aggregating $35.0 million but was not in compliance with the financial ratios specified therein. As of September 13, 1996, the lenders waived the covenant defaults, extended the term of the facility and increased the interest rate charged on outstanding borrowings. At June 30, 1998, $14.6 million was utilized as outstanding borrowings and $2.5 million was utilized for standby letters of credit. The average balance outstanding during fiscal 1998 was $10.9 million and the highest balance outstanding was $18.8 million. The van division also has financed its capital requirements by obtaining lease financing on revenue equipment. At June 30, 1998, the Company had an aggregate of $82.9 million in capital lease financing at interest rates ranging from 5.7% to 10.6%, maturing at various dates through 2003. Of this amount, $16.9 million is due prior to June 30, 1999.

    During the fiscal quarters ended December 31, 1996 and March 31, 1998, the Company exercised its option to purchase certain revenue equipment previously financed with operating leases at the end of the lease term. As a result of this conversion, fixed assets and capital lease obligations increased $10.4 million and $22.3 million, respectively. As of December 31, 1996, the Company also completed a sale/leaseback of certain revenue equipment previously owned by the Company. The proceeds from the sale and the increase to capital lease obligations was $6.6 million.

    In fiscal 1997, the Company entered into a sale/leaseback transaction relating to its new headquarters facility in Indianapolis, Indiana. The proceeds from the transaction were used to reduce the borrowings outstanding under its bank credit facility by approximately $6 million.

    In fiscal 1997, the Company concluded the sale of its South American warehousing, logistics and distribution business for approximately $3.1 million. The sales price was paid with 100,000 shares of the Company's Common Stock valued at $7.25 per share, the low trading price for the Company's Common Stock on July 3, 1996, and an interest-bearing promissory note for $2.4 million, which was paid in full in October 1996.

    As of June 30, 1998, the Company had 74 tractors on order for delivery in fiscal 1999. A commitment for lease financing on these units has been obtained. Management believes that there are presently adequate sources of secured equipment financing together with its existing credit facilities and cash flow from operations to provide sufficient funds to meet the Company's anticipated working capital requirements. Additional growth in the tractor and trailer fleet beyond the Company's existing orders will require additional sources of financing.

FOREIGN OPERATIONS

    Jaguar's revenues and expenses are generally recorded in Mexican pesos and Gerth's revenues and expenses are recorded in United States and Canadian dollars. The Company's foreign currency revenues are generally proportionate to its foreign currency expenses and the Company does not generally engage in significant currency hedging transactions. For purposes of consolidation, however, the operating profit earned by the Company's subsidiaries in foreign currencies is converted into United States dollars. As a result, a decrease in the value of the Mexican peso or Canadian dollar could adversely affect the Company's consolidated results of operations.

FUEL PURCHASES

    The Company purchases fuel contracts from time to time for a portion of its projected fuel needs. At June 30, 1998, the Company had contracts to purchase for future delivery approximately 14% of its fuel requirements for fiscal 1999. Additionally, the Company held exchange-traded futures contracts for approximately 28% of anticipated fuel requirements in fiscal 1999.

SEASONALITY

    To date, the Company's revenues have not shown any significant seasonal pattern. However, because the Company's primary traffic lane is between the Midwest United States and Mexico, winter generally may have an unfavorable impact upon the Company's results of operations. Also, many manufacturers close or curtail their operations during holiday periods, and observe vacation shutdowns, which may impact the Company's operations in any particular period.

INFLATION

    Many of the Company's operating expenses, including fuel costs and fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. The effects of inflation on the Company's business during fiscal 1998, 1997 and 1996 generally were not significant.

DISCONTINUED OPERATIONS

    The Company commenced operations of several new lines of business including a freight-forwarding in 1990, an express package delivery in 1992, and warehousing, logistics business in the United States and a distribution business in South America in 1995. Due to operating losses in the Company's freight forwarding business and an assessment of the risks associated with the actions necessary to return to profitability, during December, 1995 the Board of Directors of Celadon authorized the disposal of the business. In the quarter ended June 30, 1996, the Company continued its program of concentrating on its core business in van and flatbed trucking, and the decision was made to sell the Company's package express business headquartered in New York City, as well as the South American warehousing, logistics and distribution business. The financial results of the logistics business, the freight forwarding business and the express package business have been classified as discontinued operations in the Company's historical consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, SFAS No. 130, "REPORTING COMPREHENSIVE INCOME," was issued. The statement must be adopted by the Company in the first quarter of 1999. Under provisions of this statement, the Company will be required to change the financial statement presentation of comprehensive income and its components to conform to these new requirements. As a consequence of this change, certain reclassifications will be necessary to previously reported amounts to achieve the required presentation of comprehensive income. Implementation of this disclosure standard will not affect financial position or results of operations.

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

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

IMPACT OF YEAR 2000 ISSUE

    An issue exists for all companies that rely on computers as the year 2000 approaches. The "Year 2000" problem is the result of the past practice in the computer industry of using two digits rather than four to identify the applicable year. This practice will result in incorrect results when computers perform arithmetic operations, comparisons or data field sorting involving years later than 1999. The Company's central computer system is Year 2000 compliant and the Company has purchased most of its computer software from third party vendors and is relying on those vendors to make their software Year 2000 compliant. The Company does not, however, currently have any information concerning the Year 2000 compliance status of its suppliers and customers. In the event that Year 2000 problems arise within the Company or that its significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company believes it may have to seek less sophisticated and more time-consuming methods to receive orders and payments for orders received, which could result in a temporary loss of revenue. There can be no assurance that the Company's suppliers or customers will be Year 2000 compliant, which could adversely affect the Company. The Company has incurred minimal costs associated with Year 2000 compliance and anticipates incurring minimal costs in the future. However, there can be no assurance that the Company will not have to bear Year 2000 costs and expense in the future.

RECENT DEVELOPMENTS

    On June 23, 1998, the Company and Laredo entered into the Merger Agreement, which contemplates the merger of Laredo with and into the Company at the effective time. Pursuant to the terms of the Merger Agreement, each stockholder of the Company shall receive $20.00 per share of Company Common Stock held by such stockholder upon consummation of the Merger. On September 18, 1998, the Company announced that it had received written notice from Laredo that, as of September 15, 1998, the institution that is to provide the bridge financing for the Merger believed that it was not obligated to provide such financing due to the market conditions existing at that time. Laredo would have no obligation to consummate the Merger if financing were not available. See Notes 16 and 17 to the consolidated financial statements included as part of this Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See "Index to Consolidated Financial Statements," which is Item 14(a), and the consolidated financial statements and schedules included as a part of this Annual Report.

                              CELADON GROUP, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED JUNE 30, 1998 WITH

                         REPORT OF INDEPENDENT AUDITORS

                                    CONTENTS

Report of Independent Auditors.........................................................  19

Audited Consolidated Financial Statements:

  Consolidated Balance Sheets..........................................................  20

  Consolidated Statements of Operations................................................  21

  Consolidated Statements of Cash Flows................................................  22

  Consolidated Statements of Stockholders' Equity......................................  23

  Notes to Consolidated Financial Statements...........................................  24

                         REPORT OF INDEPENDENT AUDITORS

    The Board of Directors and Stockholders of Celadon Group, Inc.

    We have audited the accompanying consolidated balance sheets of Celadon Group, Inc. as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Celadon Group, Inc. at June 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Indianapolis, Indiana

August 18, 1998

                              CELADON GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 1998 AND 1997

                             (DOLLARS IN THOUSANDS)

                                                                                                1998       1997
                                                                                              ---------  ---------
                                           ASSETS
Current assets:
  Cash and cash equivalents.................................................................  $   2,537  $   1,845
  Trade receivables, net of allowance for doubtful accounts of $528 and $2,773 in 1998 and
    1997, respectively......................................................................     39,063     27,736
  Accounts Receivable -- other..............................................................      4,382      1,616
  Prepaid expenses and other current assets.................................................      5,018      3,972
  Tires in service..........................................................................      3,555      2,987
  Income tax recoverable....................................................................        960      2,684
  Current portion of notes receivable.......................................................        683     --
  Deferred income tax.......................................................................      7,056      6,790
                                                                                              ---------  ---------
    Total current assets....................................................................     63,254     47,630
                                                                                              ---------  ---------
Property and equipment, at cost.............................................................    150,535    113,206
  Less accumulated depreciation and amortization............................................     35,476     29,424
                                                                                              ---------  ---------
    Net property and equipment..............................................................    115,059     83,782
                                                                                              ---------  ---------
Deposits....................................................................................        496        523
Tires in service............................................................................      2,000      2,057
Notes receivable, net of current portion....................................................        719     --
Advance to affiliate........................................................................     --          1,933
Intangible assets...........................................................................        625        750
Goodwill, net of accumulated amortization...................................................     11,469      4,848
Other assets................................................................................      1,155      1,379
                                                                                              ---------  ---------
  Total assets..............................................................................  $ 194,777  $ 142,902
                                                                                              ---------  ---------
                                                                                              ---------  ---------
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................................................  $   6,469  $   5,284
  Accrued expenses..........................................................................     18,301     14,535
  Bank borrowings and current maturities of long-term debt..................................      3,508     --
  Current maturities of capital lease obligations...........................................     16,949     11,376
                                                                                              ---------  ---------
    Total current liabilities...............................................................     45,227     31,195
                                                                                              ---------  ---------
Long-term debt, net of current maturities...................................................     16,873     11,959
Capital lease obligations, net of current maturities........................................     65,970     42,402
Deferred income tax.........................................................................     14,373     11,540
                                                                                              ---------  ---------
    Total liabilities.......................................................................    142,443     97,096
                                                                                              ---------  ---------
Minority interest...........................................................................         12         12
Commitments and contingencies...............................................................     --         --
Stockholders' equity:
  Preferred stock, $1.00 par value, authorized 179,985 shares; issued and outstanding zero
    shares..................................................................................     --         --
  Common stock, $0.033 par value, authorized 12,000,000 shares; issued 7,786,430 shares and
    7,750,580 shares in 1998 and 1997.......................................................        257        256
  Additional paid-in capital................................................................     56,664     56,281
  Retained earnings (deficit)...............................................................     (3,522)    (9,531)
  Equity adjustment for foreign currency translation........................................       (475)      (252)
  Treasury stock, at cost, 64,441 shares and 128,000 shares in 1998 and 1997................       (602)      (960)
                                                                                              ---------  ---------
    Total stockholders' equity..............................................................     52,322     45,794
                                                                                              ---------  ---------
    Total liabilities and stockholders' equity..............................................  $ 194,777  $ 142,902
                                                                                              ---------  ---------
                                                                                              ---------  ---------

          See accompanying notes to consolidated financial statements

                              CELADON GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
Operating revenue............................................................  $  229,928  $  191,035  $  166,544
Operating expenses:
  Salaries, wages and employee benefits......................................      69,938      67,758      64,683
  Fuel.......................................................................      29,404      30,854      28,037
  Operating costs and supplies...............................................      18,952      13,482      12,944
  Insurance and claims.......................................................       6,488       6,014       6,082
  Depreciation and amortization..............................................      12,889      10,135       7,365
  Rent and purchased transportation..........................................      61,466      35,604      32,107
  Professional and consulting fees...........................................       1,503       1,536       2,001
  Communications and utilities...............................................       3,285       3,102       2,544
  Permits, licenses and taxes................................................       3,901       4,174       4,327
  Employee stock ownership plan contribution.................................      --              59         100
  (Gain) on sale of revenue equipment........................................      --          --          (1,085)
  Selling expenses...........................................................       3,623       3,286       3,123
  General and administrative.................................................       2,675       2,596       2,579
                                                                               ----------  ----------  ----------
    Total operating expenses.................................................     214,124     178,600     164,807
                                                                               ----------  ----------  ----------
Operating income.............................................................      15,804      12,435       1,737
Other (income) expense:
  Interest income............................................................        (493)       (161)        (31)
  Interest expense...........................................................       6,398       5,105       3,703
  Other (income) expense, net................................................         (12)        (37)         72
                                                                               ----------  ----------  ----------
  Income (loss) from continuing operations before income taxes...............       9,911       7,528      (2,007)
  Provision for income taxes (benefit).......................................       3,902       3,024        (411)
                                                                               ----------  ----------  ----------
  Income (loss) from continuing operations...................................       6,009       4,504      (1,596)
                                                                               ----------  ----------  ----------
Discontinued operations:
  Loss from operations of freight forwarding division (net of tax)...........      --          --          (2,306)
  Loss on disposal of freight forwarding division (net of tax)...............      --          --         (12,815)
  Income (loss) from operations of logistics division (net of tax)...........      --          --            (149)
  Gain on disposal of logistics division (net of tax)........................      --          --              67
                                                                               ----------  ----------  ----------
  Income (loss from discontinued operations..................................      --          --         (15,203)
                                                                               ----------  ----------  ----------
    Net income (loss)........................................................  $    6,009  $    4,504  $  (16,799)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Earnings (loss) per Common Share:
  Continued operations:
    Diluted and basic earnings per share.....................................  $     0.78  $     0.59  $    (0.20)
  Discontinued operations:
    Diluted and basic earnings per share.....................................      --          --           (1.93)
Average shares outstanding:
  Diluted....................................................................       7,752       7,660       7,877
  Basic......................................................................       7,664       7,628       7,877

          See accompanying notes to consolidated financial statements.

                              CELADON GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                             (DOLLARS IN THOUSANDS)

                                           1998     1997     1996
                                          -------  -------  -------
Continuing operations:
Cash flows from operating activities:
  Net Income (loss) from continuing
    operations..........................  $ 6,009  $ 4,504  $(1,596)
  Adjustments to reconcile net income
    (loss) to net cash providedby
    operating activities:
    Depreciation and amortization.......   12,889   10,135    7,365
    Provision for deferred income
     taxes..............................    2,884    1,570    2,295
    Provision for doubtful accounts.....      250      280      120
    Net gain on sale of property and
     equipment..........................       --       --   (1,085)
    Net gain loss other.................       --       --       73
    Change in assets and liabilities:
      (Increase) in trade receivables...     (245)  (1,655)  (9,328)
      (Increase) decrease in accounts
       receivable--other................   (2,545)    (442)   5,982
      Decrease (increase) in income tax
       recoverable......................    1,407    3,823   (2,790)
      Decrease (increase) in tires in
       service..........................     (738)       4     (699)
      (Increase) in prepaid expenses and
       other current assets.............     (502)    (782)    (107)
      Decrease (increase) in other
       assets...........................      446    3,998   (3,031)
      (Decrease) increase in accounts
       payable and accrued expenses.....   (2,638)    (937)   9,749
      (Decrease) increase in income
       taxes payable....................       --     (145)    (539)
                                          -------  -------  -------
Net cash provided by operating
  activities............................   17,217   17,213    6,409
                                          -------  -------  -------
Cash flows from investing activities:
  Purchase of property and equipment....   (3,623)  (1,595)  (9,578)
  Proceeds from sale of property and
    equipment...........................    4,662   14,100    2,602
  Purchase of business, net of cash
    acquired............................   (3,670)   --       --
  Disposal of property and equipment....    1,265    --       --
  Decrease in deposits..................       27      286      388
                                          -------  -------  -------
  Net cash provided by (used for)
    investing activities................   (1,339)  12,791   (6,588)
                                          -------  -------  -------
Cash flows from financing activities:
  Proceeds from issuances of common
    stock...............................    1,328    --         136
  Payment for redemption of common
    stock...............................    --       --      (1,550)
  Purchase of treasury stock............     (586)    (235)   --
  Proceeds from bank borrowing and
    debt................................    1,506    --      41,626
  Payments of bank borrowings and
    debt................................   (2,397) (19,822) (29,951)
  Principal payments under capital lease
    obligations.........................  (15,037) (10,903)  (7,782)
                                          -------  -------  -------
    Net cash (used for) provided by
     financing activities...............  (15,186) (30,960)   2,479
                                          -------  -------  -------
    Net cash (used for) provided by
     continuing operations..............      692     (956)   2,300
                                          -------  -------  -------
Discontinued Operations:
  (Loss) from operations, net of income
    taxes...............................       --       --  (15,203)
                                          -------  -------  -------
  Change in net operating assets........       --   (2,445)  20,836
                                          -------  -------  -------
  Operating activities..................       --   (2,445)   5,633
  Investing activities..................       --       --    3,286
  Financing activities..................       --       --   (7,782)
                                          -------  -------  -------
      Net cash (used for) provided by
       discontinued operations..........       --   (2,445)   1,137
                                          -------  -------  -------
Increase (decreased) in cash and cash
  equivalents...........................      692   (3,401)   3,437
Cash and cash equivalents at beginning
  of year...............................    1,845    5,246    1,809
                                          -------  -------  -------
Cash and cash equivalents at end of
  year..................................  $ 2,537  $ 1,845  $ 5,246
                                          -------  -------  -------
                                          -------  -------  -------

          See accompanying notes to consolidated financial statements.

                              CELADON GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                           COMMON STOCK                   ADDITIONAL
                                          NO. OF SHARES                     PAID-IN                          FOREIGN CURRENCY
                                           OUTSTANDING      AMOUNT          CAPITAL       RETAINED EARNINGS     TRANSLATION
                                          --------------  -----------  -----------------  -----------------  -----------------
Balance at June 30, 1995................   $  7,741,247    $     255       $  55,283         $     2,764         $    (178)
Equity adjustments for foreign currency
  translation...........................        --            --              --                 --                   (177)
Exercise of incentive stock options.....          9,333            1             135             --                 --
Retirement of redeemable common stock...        --            --                 863             --                 --
Reduction of ESOP guarantee.............        --            --              --                 --                 --
Net loss................................        --            --              --                 (16,799)           --
                                          --------------       -----         -------            --------             -----
Balance at June 30, 1996................      7,750,580          256          56,281             (14,035)             (355)
Equity adjustments for foreign currency
  translation...........................        --            --              --                 --                    103
Treasury stock purchases................       (128,000)      --              --                 --                 --
Reduction of ESOP guarantee.............        --            --              --                 --                 --
Net income..............................        --            --              --                   4,504            --
                                          --------------       -----         -------            --------             -----
Balance at June 30, 1997................      7,622,580          256          56,281              (9,531)             (252)
Equity adjustments for foreign currency
  translation...........................        --            --              --                 --                   (223)
Exercise of warrant.....................         35,850            1             245             --                 --
Treasury stock purchases................        (43,000)      --              --                 --                 --
Exercise of incentive stock options.....        106,559       --                 138             --                 --
Net income..............................        --            --              --                   6,009            --
                                          --------------       -----         -------            --------             -----
Balance at June 30, 1998................   $  7,721,989    $     257       $  56,664         $    (3,522)        $    (475)
                                          --------------       -----         -------            --------             -----
                                          --------------       -----         -------            --------             -----

                                                                                 TOTAL STOCK-
                                           TREASURY STOCK-    DEBT GUARANTEE       HOLDER'S
                                               COMMON            FOR ESOP           EQUITY
                                          -----------------  -----------------  --------------
Balance at June 30, 1995................      $  --              $    (285)       $   57,839
Equity adjustments for foreign currency
  translation...........................         --                 --                  (177)
Exercise of incentive stock options.....         --                 --                   136
Retirement of redeemable common stock...         --                 --                   863
Reduction of ESOP guarantee.............         --                    100               100
Net loss................................         --                 --               (16,799)
                                                  -----              -----      --------------
Balance at June 30, 1996................         --                   (185)           41,962
Equity adjustments for foreign currency
  translation...........................         --                 --                   103
Treasury stock purchases................           (960)            --                  (960)
Reduction of ESOP guarantee.............         --                    185               185
Net income..............................         --                 --                 4,504
                                                  -----              -----      --------------
Balance at June 30, 1997................           (960)            --                45,794
Equity adjustments for foreign currency
  translation...........................         --                 --                  (223)
Exercise of warrant.....................         --                 --                   246
Treasury stock purchases................           (586)            --                  (586)
Exercise of incentive stock options.....            944             --                 1,082
Net income..............................         --                 --                 6,009
                                                  -----              -----      --------------
Balance at June 30, 1998................      $    (602)         $  --            $   52,322
                                                  -----              -----      --------------
                                                  -----              -----      --------------

          See accompanying notes to consolidated financial statements.

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

    Celadon Group, Inc. (the "Company") was formed on July 24, 1986 through the combination of two companies, Celadon Trucking Services, Inc. and Celadon Logistics, Inc., each owned by the same principal stockholders. The Company entered the freight forwarding business in July 1990 by purchasing International Freight Holding Corp. ("IFHC") and its subsidiaries (collectively, "Randy International"). In fiscal year 1996, the Company discontinued its freight forwarding business and the logistics business. The Company is currently an international transportation company offering trucking services. The Company specializes in providing long-haul, full truckload services between the United States and Mexico. The Company expanded its presence in Mexico during May 1995 by making an investment in Servicio de Transportacion Jaguar, S.A. de C.V. ("Jaguar"), formerly known as Transportes RQF, S.A. de C.V., a Mexican company formed to provide trucking services. In June 1995, the Company acquired Cheetah Transportation Company and CLK, Inc., including its subsidiary Cheetah Brokerage, Inc. (collectively "Cheetah"). Cheetah provides flatbed trucking and brokerage services principally in the United States. In September 1997, the Company acquired (the "GETS Acquisition") General Electric Transportation Services ("GETS"), which transports certain of the freight of General Electric Company, Inc. moving domestically and to and from Mexico, and in May 1998, the Company acquired Gerth Transport, Kitchener, Ontario ("Gerth"), leading truckload carrier between Canada and Mexico.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND PRESENTATION

    The consolidated financial statements include the accounts of Celadon Group, Inc. and its subsidiaries, all of which are wholly owned except for Jaguar in which the Company has a 75% interest. Discontinued operations relating to freight forwarding and logistics are set forth in Note 15--"Discontinued Operations". All significant intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise noted, all references to annual periods refer to the respective fiscal years ended June 30.

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

FUEL

    Fuel is generally expensed when purchased, except for the fuel supplies at terminals, which are classified as prepaid expenses.

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

Revenue and service equipment............  4-12 years
Furniture and office equipment...........  5-15 years
Buildings................................  20-40 years
Leasehold improvements...................  Lesser of life of lease or useful life of improvement

    Initial delivery costs relating to placing tractors and trailers in service, which are included in revenue and service equipment, are being amortized on a straight-line basis over the lives of the assets or, in the case of leased equipment, over the respective lease term. The cost of maintenance and repairs, including tractor overhauls, is charged to expense as incurred; costs incurred to place assets in service and betterments are capitalized and depreciated over the remaining life of each respective asset.

INTANGIBLES

    Intangibles reflect the amounts assigned to various assets of businesses acquired. Amortization of intangibles is generally computed using the straight-line method for financial reporting purposes and is based on the estimated useful lives of the related assets. Intangibles consist of customer lists related to the Cheetah acquisition which are being amortized over an eight year period. The net intangibles balance was $625,000 and $750,000 with related accumulated amortization of $375,000 and $250,000 at June 30, 1998 and 1997, respectively.

GOODWILL

    Goodwill reflects the excess of cost over net assets of businesses acquired and is being amortized by the straight-line method over 15-40 years. The carrying value of the goodwill is reviewed if the facts and circumstances suggest that it may be permanently impaired. Such review is based upon the undiscounted expected future operating profit derived from such businesses and, in the event such result is less than the carrying value of the goodwill, the carrying value of the goodwill is reduced to an amount that reflects the expected future benefit.

INVESTMENT IN UNCONSOLIDATED AFFILIATE

    In December 1996, the Company provided a loan to and acquired a 49% interest in NG Enterprises, Inc. ("NGE"), a company controlled by Norman G. Grief, the former President and Chief Executive

Officer of Randy International, Inc. The investment was sold in July 1997. See
Note 13--"Investment in Unconsolidated Affiliate".

INSURANCE RESERVES

    The Company self insures the per occurrence deductible for (i) personal injury and property damage claims up to $50,000 for claims incurred through April 1998 (and has first dollar coverage for claims subsequent to April 1998),
(ii) physical damage claims up to $15,000 per tractor and $2,000 per trailer,
(iii) workers compensation claims up to $150,000 and (iv) cargo loss up to $10,000 per occurrence, in each case (ii, iii, iv) at June 30, 1998 and 1997. Reserves for known claims and incurred but not reported claims up to these limits are accrued based upon information provided by insurance adjusters and actuarial factors. Management considers such reserves adequate. Such amounts are included in accrued expenses.

INCOME TAXES

    Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax bases of assets and liabilities based on enacted tax laws and rates. Federal income taxes are provided on the portion of the income of foreign subsidiaries that is expected to be remitted to the United States and be taxable.

CREDIT RISK

    Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to trade receivables are generally limited due to the Company's large number of customers and the diverse range of industries which they represent. Accounts receivable balances due from Chrysler Corporation ("Chrysler") totaled $5.3 million or 14% of the total gross trade receivables at June 30, 1998. The Company had no other significant concentrations of credit risk.

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

EARNINGS (LOSS) PER SHARE

    In 1997, the Financial Accounting Standards Board issued Statement No 128, "Earnings per Share" (SFAS 128). SFAS 128 requires the calculation of both basic and diluted earnings per share. Basic earnings per share is based on the weighted-average number of common shares outstanding during the period, while diluted earnings per share includes the effect of options and restricted stock that were dilutive and outstanding during the period. Restatement of earnings-per-share data for previous periods is also required. All per-share amounts, unless otherwise noted in the footnotes, are presented on diluted basis.

RECLASSIFICATIONS

    Certain reclassifications have been made to the 1997 and 1996 financial statements in order to conform to the 1998 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, SFAS No. 130, "Reporting Comprehensive Fiscal Income," was issued. The statement must be adopted by the Company in the first quarter of 1999. Under provisions of this statement, the Company will be required to change the financial statement presentation of comprehensive income and its components to conform to these new requirements. As a consequence of this change, certain reclassifications will be necessary to previously reported amounts to achieve the required presentation of comprehensive income. Implementation of this disclosure standard will not affect financial position or results of operations.

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

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

(2) SEGMENT AND GEOGRAPHICAL INFORMATION; SIGNIFICANT CUSTOMER

    The Company's business is operated through two divisions: van and flatbed and the Company generates revenue from its operations in the United States, Canada and Mexico.

    Information as to the Company's operations by division is summarized below (in thousands):

                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
Operating revenue
  Van........................................................................  $  204,104  $  167,609  $  148,167
  Flatbed....................................................................      25,824      23,426      18,377
                                                                               ----------  ----------  ----------
  Total revenues.............................................................     229,928     191,035     166,544
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Operating Income (loss):
  Van........................................................................  $   14,430  $   11,290  $      969
  Flatbed....................................................................       1,374       1,145         768
                                                                               ----------  ----------  ----------
    Total from operating divisions...........................................      15,804      12,435       1,737
  Interest expense, net......................................................       5,905       4,944       3,672
  Other expense (income).....................................................         (12)        (37)         72
                                                                               ----------  ----------  ----------
    Income (loss) from continuing operations before income taxes.............  $    9,911  $    7,528  $   (2,007)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Total assets
  Van........................................................................  $  186,207  $  128,505  $  114,290
  Flatbed....................................................................       8,570       8,271       7,021
                                                                               ----------  ----------  ----------
  Total from operating divisions.............................................     194,777     136,776     121,311
  Discontinued operations....................................................          --       6,126      20,610
                                                                               ----------  ----------  ----------
  Total......................................................................  $  194,777  $  142,902  $  141,921
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
Capital expenditures (including capital leases)
  Van........................................................................  $   41,412  $   35,415  $   24,134
  Flatbed....................................................................         122          32          18
                                                                               ----------  ----------  ----------
    Total....................................................................  $   41,534  $   35,447  $   24,152
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Depreciation and amortization
  Van........................................................................  $   12,651  $    9,897  $    7,127
  Flatbed....................................................................         238         238         238
                                                                               ----------  ----------  ----------
    Total....................................................................  $   12,889  $   10,135  $    7,365
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

    Information as to the Company's geographic area is summarized below (in thousands):

                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
Operating revenue
  United States..............................................................  $  215,068  $  185,378  $  161,605
  Canada(i)..................................................................       5,421          --          --
  Mexico(ii).................................................................       9,438       5,657       4,939
                                                                               ----------  ----------  ----------
    Total....................................................................     229,928     191,035     166,544
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Operating revenue
  United States..............................................................  $    8,475  $    7,221  $   (2,435)
  Canada(i)..................................................................         447          --          --
  Mexico(ii).................................................................         989         307         428
                                                                               ----------  ----------  ----------
    Total....................................................................  $    9,911  $    7,528  $   (2,007)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Total Assets
  United States..............................................................  $  172,463  $  139,849  $  133,987
  Canada(i)..................................................................      17,788          --          --
  Mexico(ii).................................................................       3,427       1,670       2,496
  Europe(iii)................................................................       1,099       1,383       5,438
                                                                               ----------  ----------  ----------
    Total....................................................................  $  194,777  $  142,902  $  141,921
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

------------------------

(i) Relates to the Company's trucking operations in Canada.

(ii) Relates to the Company's trucking operations in Mexico.

(iii) Relates to the Company's discontinued freight forwarding operations based in the United Kingdom.

    Revenue from Chrysler accounted for 36%, 42%, and 48% of the Company's total revenue for 1998, 1997, and 1996, respectively. The Company transports Chrysler after-market replacement parts and accessories within the United States and Chrysler original equipment automotive parts primarily between the United States and the Mexican border, which accounted for 27% and 73%, respectively, of the Company's revenue from Chrysler in 1998 and 30% and 70%, respectively, in 1997. Chrysler business is covered by two agreements, one of which covers the United States-Mexican business and the other of which covers domestic business. The international contract was extended for three years and now expires on December 31, 1999. The contract applicable to domestic movements was extended for three years and now expires October 1, 2000.

(3) PROPERTY, EQUIPMENT AND LEASES

    Property and equipment, at cost, consists of the following (in thousands):

                                                                           1998        1997
                                                                        ----------  ----------
Revenue equipment owned...............................................  $   35,608  $   37,577
Revenue equipment under capital leases................................     106,563      68,365
Furniture and office equipment........................................       3,583       2,798
Land and buildings....................................................       4,143       3,986
Service equipment.....................................................         449         317
Leasehold improvements................................................         189         183
                                                                        ----------  ----------
                                                                        $  150,535  $  113,206
                                                                        ----------  ----------
                                                                        ----------  ----------

    Included in accumulated depreciation was $16.9 million and $10.8 million in 1998 and 1997, respectively, related to revenue equipment under capital leases.

    Depreciation and amortization expense relating to property and equipment owned and revenue equipment under capital leases was $12.3 million in 1998, $9.9 million in 1997, $7.0 million in 1996.

LEASE OBLIGATIONS

    The Company leases certain revenue and service equipment under long-term lease agreements, payable in monthly installments with interest at rates ranging from 5.7% to 10.6% per annum, maturing at various dates through 2003.

    The Company leases warehouse and office space under noncancellable operating leases expiring at various dates through September, 2016. Certain leases contain renewal options.

    In September 1996, the Company entered into a sale/leaseback transaction relating to its new headquarters facility in Indianapolis, IN. The proceeds from the transaction were used to reduce the borrowings outstanding under its bank credit facility by approximately $6 million.

    During fiscal year 1998 and 1997, the Company declared its option to purchase certain revenue equipment previously financed with operating leases at the end of the lease term. As a result of these conversions, fixed assets and capital lease obligations increased $22.3 million and $10.4 million respectively. The Company also completed a sale leaseback in 1997 of certain revenue equipment previously owned. The proceeds from the sale and the increase to capital lease obligations was $6.6 million.

    Future minimum lease payments relating to capital leases and to operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

YEAR ENDED                                                       CAPITAL
JUNE 30                                                          LEASES      OPERATING LEASES
------------------------------------------------------------  -------------  ----------------
1999........................................................    $  22,257       $   10,451
2000........................................................       18,504            8,413
2001........................................................       17,680            4,843
2002........................................................       14,484            2,666
2003........................................................       18,127            1,228
Thereafter..................................................        7,596            9,275
                                                              -------------        -------
  Total minimum lease payments..............................    $  98,648       $   36,876
                                                              -------------        -------
                                                              -------------        -------

Less amounts representing interest..........................       15,729
                                                              -------------
Present value of net minimum lease payments.................       82,919
Less current maturities.....................................       16,949
                                                              -------------
  Non-current portion.......................................    $  65,970
                                                              -------------
                                                              -------------

    Total rental expense for operating leases is as follows (in thousands):

                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
Revenue, service equipment and purchased transportation..........................  $  59,775  $  34,446  $  31,647
Office facilities and terminals..................................................      1,691      1,158        460
                                                                                   ---------  ---------  ---------
                                                                                   $  61,466  $  35,604  $  32,107
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

(4) BANK BORROWINGS AND LONG-TERM DEBT

                                                                            1998       1997
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Outstanding amounts under lines of credit (collateralized by certain trade receivables and revenue equipment)..............................  $  14,578  $  11,500
Other borrowings........................................................      5,803        459
                                                                          ---------  ---------
                                                                             20,381     11,959
Less current maturities.................................................      3,508         --
                                                                          ---------  ---------
                                                                          $  16,873  $  11,959
                                                                          ---------  ---------
                                                                          ---------  ---------

              TOTAL LINES OF
                  CREDIT          AMOUNTED BORROWED      AMOUNT AVAILABLE
           --------------------  --------------------  --------------------
             1998       1997       1998       1997       1998       1997
           ---------  ---------  ---------  ---------  ---------  ---------
           $  30,000(i) $  30,000 $  13,000 $  11,500  $  14,500  ii) $  16,300(iii)
               2,380 ii)        --     1,578        --       802         --
           ---------  ---------  ---------  ---------  ---------  ---------
    Total  $  32,380  $  30,000  $  14,578  $  11,500  $  15,302  $  16,300
           ---------  ---------  ---------  ---------  ---------  ---------
           ---------  ---------  ---------  ---------  ---------  ---------

------------------------

 (i) Represents the Company's Revolving Line of Credit with First Chicago NBD Bank, N.A. commencing June 1, 1994 (the "1994 Credit Agreement").

 (ii) Represents Gerth subsidiary Revolving Line of Credit with First Chicago NBD Bank, Canada.

(iii) Represents unused portion of Revolving Line of Credit net of standby letters of credit not reflected in accompanying consolidated financial statements of $2,500,000 and $2,200,000 at June 30, 1998 and 1997,
      respectively.

LINES OF CREDIT

    The Company's line of credit for operations for the periods presented are as follows (in thousands):

    In June 1994, the Company refinanced the outstanding borrowings under the 1994 Credit Agreement ("Credit Agreement"). During the year ended June 30, 1997, the Credit Agreement was further amended and modified. As amended during fiscal 1997, terms of the Credit Agreement further provide for successive one year renewals, at the option of the banks, commencing November 1, 1999 with an automatic conversion to a three year term loan with a five year amortization if the Credit Agreement is not extended by the banks. Interest is based, at the Company's option, upon either the bank's prime rate or the London Interbank Offered Rate ("LIBOR") plus a margin ranging from .625% to 1.625% depending upon performance by the Company. At June 30, 1998, the interest rate charged on outstanding borrowings was 7.29%. In addition, the Company pays a commitment fee of .5% on the unused portion of the Credit Agreement.

    Amounts available under the Credit Agreement are determined based upon the Company's borrowing base, as defined. In addition, there are certain covenants which restrict, among other things, the payment of cash dividends, and require the Company to maintain certain financial ratios and certain other financial conditions. Such borrowings are collateralized by the Company's van trade receivables (approximately

$27.1 million at June 30, 1998) and certain revenue equipment (with a net book value of approximately $9.3 million at June 30, 1998).

    Maturities of long-term debt, assuming the Company exercises the conversion feature within its Credit Agreement as modified in fiscal 1997, for the years ending June 30 are as follows (in thousands):

YEAR ENDED
JUNE 30                                                                         LONG-TERM DEBT
------------------------------------------------------------------------------  --------------
1999..........................................................................    $    3,508
2000..........................................................................         3,587
2001..........................................................................         3,809
2002..........................................................................         2,915
2003..........................................................................         6,560
Thereafter....................................................................            --
                                                                                     -------
                                                                                  $   20,381
                                                                                     -------
                                                                                     -------

    No compensating balance requirements exist at June 30, 1998.

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

    The Company recognizes expense based on an amount equal to the ESOP's cost of the shares allocated to the participants. The expense is in proportion to annual principal and interest payments. During 1998, 1997 and 1996, the Company did not pay the ESOP dividends and made $0, $25,000 and $100,000, respectively, in Company contributions.

    The loan from the lending institution bore interest at the bank's floating prime rate. The Company paid a 1% annual commitment fee on the outstanding principal balance of the loan. The loan was secured by the shares purchased by the ESOP and was guaranteed by the Company. In April 1992, the loan agreement was amended to require principal payments of $25,000 per quarter commencing June 30, 1992, with the remaining balance due April 1994. In April 1994, the loan agreement was extended with principal payments of $25,000 per quarter required commencing June 30, 1995, and the remaining balance was due March 30, 1997. In November, 1996, the ESOP paid the loan in full with proceeds received by the ESOP from the sale of shares in connection with the Company's common stock offering in January 1995. Interest costs incurred amounted to approximately $0, $4,000 and $24,000 during 1998, 1997, 1996, respectively. The Board of Directors authorized the termination of the Plan effective December 31, 1997. As of such date, no new participants have been accepted in the Plan. The Company filed a Letter of Determination for Termination with the Internal Revenue Service on June 25, 1998 and has received a response dated July 6, 1998 from the Internal Revenue Service acknowledging this filing. In connection with such loan, the Company issued to the lender a warrant to purchase shares of Common Stock. See
Note 7--"Stockholders' Equity".

401(K) PROFIT SHARING PLAN

    The Company has a 401(k) profit sharing plan which permits employees of the Company to contribute up to 15% of their annual compensation, up to certain Internal Revenue Service limits. The contributions made by each employee are fully vested at all times and are not subject to forfeiture. The Company makes a matching contribution of 25% of the employee's contribution up to 5% of their annual compensation and may make additional discretionary contributions. The aggregate Company contribution may not exceed 5% of the employee's compensation. Employees vest in the Company's contribution to the plan at the rate of 20% per year from the date of contribution. Contributions made by the Company during 1998, 1997 and 1996 amounted to $112,000, $155,000 and $83,000, respectively. No discretionary contributions were made during 1998, 1997 or 1996.

EMPLOYEE STOCK PURCHASE PLAN

    On October 18, 1996, the Company's Board of Directors authorized the sale of up to 250,000 shares of the Company's Common Stock to the Celadon Group, Inc. Employee Stock Purchase Plan (the "Plan"), referred to informally by the Company as the Celadon Hallmark Investment Plan ("CHIP"). The Common Stock, par value $0.33 per share, may be treasury shares or newly issued shares, at a price equal to 85% of the fair market value of the shares as of the day of purchase. There were approximately 176 active participants in the Plan as of June 30, 1998. Participation in the Plan is limited to employees who meet the eligibility requirements set forth in the Plan and executive officers of the Company may not participate. As of June 30, 1998, 30,259 shares had been purchased under the Plan in open market transactions for an average price of $13.42 per share. The Company's contribution to the purchases made was $45,000 in fiscal 1998 and $16,000 in fiscal 1997.

(6) SENIOR SUBORDINATED CONVERTIBLE NOTE

    In October 1992, the Company issued an $8 million, 9.25% Senior Subordinated Convertible Note (the "9.25% Note") which was due and payable on September 30, 1998. On February 28, 1994, the holder converted the 9.25% Note into 739,371 shares of Common Stock. In connection with the issuance of the 9.25% Note, the Company issued a warrant to purchase 12,121 shares of Common Stock and entered into a registration rights agreement covering shares issued from the conversion of the 9.25% Note or warrant. See Note 7--"Stockholders' Equity".

(7) STOCKHOLDERS' EQUITY

COMMON STOCK

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

    During fiscal year 1998, the Company purchased on the open market 25,000 shares of the Company's Common Stock at an average price of $13.50 per share and recorded these shares as treasury stock. In addition, the Company purchased and recorded as treasury stock 18,000 shares of the Company's Common Stock valued at an average price $13.81 from certain Company executives. (See Note 9--Related Party Transactions).

WARRANTS

    Pursuant to the ESOP loan agreement, the Company issued to the lender a warrant entitling the holder to purchase, in the aggregate, 2% of the Company's outstanding Common Stock, subject to adjustment as defined in the agreement, for a price of $500,000. On January 23, 1995, the warrant holder exercised one half of the warrant by paying to the Company $250,000 upon the issuance of 35,851 shares by the Company. On November 1, 1997, the warrant holder exercised the remaining portion of the warrant by paying the Company $250,000 upon the issuance of 36,408 shares of common stock by the Company.

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

STOCK OPTIONS

    In January 1994, the Company adopted a Stock Option Plan (the "Plan") which provides for the granting of stock options, stock appreciations rights and restricted stock awards to purchase not more than 250,000 shares of Common Stock, subject to adjustment under certain circumstances, to select management and key employees of the Company and its subsidiaries. During 1995, the Plan was amended to increase the number of shares under the Plan from 250,000 to 500,000 shares, which amendment was approved by the shareholders at the 1994 annual meeting. During 1998, the Plan was amended to increase the number of shares under the Plan from 500,000 to 750,000 shares, which amendment was approved by the shareholders at the 1997 annual meeting.

    The Company has elected to follow Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. However, SFAS No. 123, "Accounting for Stock-Based Compensation," requires presentation of pro forma net income and earnings per share as if the Company had accounted for its employee stock options granted subsequent to June 30, 1995, under the fair value method of that statement. Under SFAS No. 123, total compensation expense for stock-based awards of $523,000 and $650,000 in 1998 and 1997, respectively, on a pro forma basis, would have been reflected in income on a pretax basis. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period. Under the fair value method, the Company's net income (in thousands) and earnings per share would have been reduced as follows:

                                                                                 1998       1997
                                                                               ---------  ---------
Net Income...................................................................  $     314  $     390
Earnings per share...........................................................       0.04       0.05

    Because SFAS No. 123 is applicable only to options granted subsequent to June 30, 1995, and the options have a three-year vesting period, the pro forma effect will not be fully reflected until fiscal year 2000.

    The weighted-average per share fair value of the individual options granted during fiscal year 1998 and 1997 is estimated as $6.37 and $5.73, respectively, on the date of grant. The fair values for both years were determined using a Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                             1998       1997
                                                                           ---------  ---------
Dividend yield...........................................................  $       0  $       0
Volatility...............................................................       37.0%      56.2%
Risk-free interest rate..................................................       5.70%      6.03%
Forfeiture rate..........................................................        3.7%      10.0%
Expected life............................................................    7 years    7 years

    Stock option activity during 1995-1998 is summarized below:

                                                  SHARES OF COMMON
                                                        STOCK             WEIGHTED AVERAGE
                                                   ATTRIBUTABLE TO        EXERCISE PRICE OF
                                                       OPTIONS                 OPTIONS
                                                ---------------------  -----------------------
Unexercised at June 30, 1995..................       $   529,750             $   15.3782
Granted.......................................           171,800                 10.2698
Exercised.....................................            (9,333)                14.5000
Forfeited.....................................          (102,600)                14.3307
                                                        --------                --------

Unexercised at June 30, 1996..................           589,617                 13.7468
Granted.......................................            98,000                  8.9541
Exercised.....................................                --                      --
Forfeited.....................................          (257,817)                14.1815
                                                        --------                --------

Unexercised at July 1, 1997...................           429,800                 11.9919
Granted.......................................           124,000                 13.8387
Exercised.....................................          (106,001)                10.1745
Forfeited.....................................           (44,899)                16.9654
                                                        --------                --------

Unexercised at June 30, 1998..................       $   402,900             $   12.4841
                                                        --------                --------
                                                        --------                --------

    The following table summarizes information concerning outstanding and exercisable options at June 30, 1998:

                                     OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                             -----------------------------------  ------------------------------------
   RANGE OF                  WEIGHTED-AVERAGE
   EXERCISE       NUMBER         REMAINING      WEIGHTED-AVERAGE                      WEIGHTED-AVERAGE
    PRICES      OUTSTANDING  CONTRACTUAL LIFE    EXERCISE PRICE   NUMBER EXERCISABLE   EXERCISE PRICE
--------------  -----------  -----------------  ----------------  ------------------  ----------------
   $5--$10         125,500          7.9024         $   9.2032             88,838         $   9.6247
   $10-$15         238,400          8.1542            13.4937            130,236            13.6945
   $15-$20          39,000          7.0048            17.0513             27,000            17.8889

    Shares exercisable at June 30, 1997 and 1996, were 246,074 and 293,678, respectively.

(8) EARNINGS (LOSS) PER SHARE

    The following is a reconciliation of the numerators and denominators used in computing earnings (loss) per share from continuing and discontinued operations:

                                                                                       1998       1997        1996
                                                                                     ---------  ---------  ----------
                                                                                              (IN THOUSANDS)
Income (loss) available to common shareholders:
  Income (loss) from continuing operations.........................................  $   6,009  $   4,504  $   (1,596)
  Income (loss) from discontinued operations.......................................         --         --     (15,203)
                                                                                     ---------  ---------  ----------
Income (loss) available to common shareholders.....................................  $   6,009  $   4,504  $  (16,799)
                                                                                     ---------  ---------  ----------
                                                                                     ---------  ---------  ----------
Earnings (loss) per share:
  Weighted--average number of common shares outstanding............................      7,664      7,628       7,877
  Earnings (loss) per share from continuing operations.............................       0.78       0.59       (0.20)
  Earnings (loss) per share from discontinued operations...........................       0.00       0.00       (1.93)
                                                                                     ---------  ---------  ----------
Total Earnings (loss) per share....................................................  $    0.78  $    .059  $    (2.13)
                                                                                     ---------  ---------  ----------
                                                                                     ---------  ---------  ----------
Diluted earnings (loss) per share
  Weighted--average number of common shares outstanding............................      7,664      7,628       7,877
  Stock options and other incremental shares.......................................         88         32          --
                                                                                     ---------  ---------  ----------
  Weighted-average number of common shares outstanding--diluted....................      7,752      7,660       7,877
                                                                                     ---------  ---------  ----------
                                                                                     ---------  ---------  ----------
  Diluted earnings (loss) per share from continuing operations.....................  $    0.78  $    0.59  $    (0.20)
  Diluted earnings (loss) per share from discontinued operations...................       0.00       0.00       (1.93)
                                                                                     ---------  ---------  ----------
Total earnings (loss) per share....................................................  $    0.78  $    0.59  $    (2.13)
                                                                                     ---------  ---------  ----------
                                                                                     ---------  ---------  ----------

    For 1996, because the inclusion of stock option and other incremental shares would be antidilutive, earnings per share has been calculated assuming no incremental shares. For diluted earnings (loss) per share, stock options and other incremental shares aggregated 42,000 for 1996.

(9) RELATED PARTY TRANSACTIONS

    The Company's Chief Executive Officer and the Company's former President, prior to his resignation in July 1996, were parties to a stockholders' agreement that required the parties thereto to vote their shares of stock for the election as directors of the Company certain designees of the other party to the agreement. The Company, the Company's Chief Executive Officer (the "Company Executive"), and Hanseatic, a significant shareholder, are parties to a stockholders agreement. This agreement provides that, as long as Hanseatic or the Company Executive each beneficially own at least five percent of the outstanding shares of Common Stock, the Company shall use its best efforts to ensure that one member of the Company's board of directors is a designee of Hanseatic and that another member of the Company's board of directors is a designee of the Company Executive. In addition, the Company Executive and Hanseatic have agreed to vote all shares of Common Stock owned by them in favor of the election of such nominees or, upon the death of the Company Executive, for the designee of the holder of a majority of the Company Executive's shares of Common Stock on the date of death.

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

    In July 1996, the Company guaranteed eight individual one year bank loans to eight executives aggregating $270,000. The loans range in amounts from $9,000 to $54,000, are full recourse to the individual executive and are secured by a total of 30,000 shares of Celadon Group, Inc. common stock owned by the executives individually. In February, 1997, one of the original participants withdrew and was replaced by two additional executives. On January 1, 1998, the bank loans were converted to Company loans secured by a total of 30,000 shares of Celadon Group Inc. Common stock owned by the executives individually. During fiscal year 1998, the Company purchased as treasury stock 18,000 shares from five of the nine executives leaving 12,000 shares and $108,000 of outstanding executive loans.

(10) HEDGING ACTIVITIES, COMMITMENTS AND CONTINGENCIES

    The Company has outstanding commitments to purchase approximately $6.2 million of revenue equipment at June 30, 1998.

    Standby letters of credit, not reflected in the accompanying consolidated financial statements, aggregated approximately $2.5 million at June 30, 1998.

    The Company has employment and consulting agreements with various key employees providing for minimum combined annual compensation over the next three years ranging from $1.1 million in 1999 to $0.2 million in 2001.

    There are various claims, lawsuits and pending actions against the Company and its subsidiaries incidental to the operation of its businesses. The Company believes many of these proceedings are covered in whole or in part by insurance and that none of these matters will have a material adverse effect on its consolidated financial position.

    The Company, from time-to-time, enters into arrangements to protect against fluctuations in the price of the fuel used by its trucks. As of June 30, 1998, the Company had contracts to purchase fuel for future physical delivery in the months of July 1998 through May 1999. These contracts represent approximately 14% of the anticipated fuel requirements for those months. Additionally, the Company periodically acquires exchange-traded petroleum futures contracts and various commodity collar transactions. Gains and losses on transactions, not designated as hedges, are recognized based on market value at the date of the financial statements. At June 30, 1998, liquidation of outstanding transactions, not designated as hedges, which extended through August 1998 (covering an average of 9% of July and August 1998 fuel requirements), would have resulted in a $47,000 loss, which has been recognized in the financial statements. Transactions designated as hedges and therefore not marked-to-market value had a negative value of $398,000. The current and future delivery prices of fuel are monitored closely and transaction positions adjusted accordingly. Total commitments are also monitored to ensure they will not exceed actual fuel requirements in any period. During the years ended June 30, 1998 and 1997, a loss of $997,000 and a gain of $79,000, respectively, on futures contracts and commodity collar transactions were included in fuel expense. To the extent that Company hedges portions of its fuel purchases, it may not fully benefit from market decreases in fuel prices.

    The Company has been assessed approximately $750,000 by the State of Texas for Interstate Motor Carrier Sales and Use Tax for the period from April 1988 through June 1992. The Company disagrees with the State of Texas over the method used by the state in computing such taxes and intends to vigorously pursue all of its available remedies. On October 30, 1996, the Company made a payment of $1.1 million, under protest, which includes interest to the date of payment and enables the Company to pursue resolution of the matter with the State of Texas Attorney General. In fiscal 1997, the Company filed its Original Petition against representatives of the State of Texas. The state responded and denied the Company's claims. As of June 30, 1998, the parties to the litigation were exchanging discovery requests and documentation. The Company has accrued an amount that management estimates is due based upon methods they believe are appropriate. While there can be no certainty as to the outcome, the Company believes that the ultimate resolution of this matter will not have a material adverse effect on its consolidated financial position.

    Two litigations have been filed by the same law firm in the Delaware Court of Chancery in and for New Castle County (David Finkelstein v. Stephen Russell et al. (the "Finkelstein Action") and Lila Gold and Jocelyn Feuerstein v. Stephen Russell et al. (the "Gold Action") (civil action nos. 16480NC and 16481NC, respectively)) challenging the proposed merger (the "Merger") of the Company and Laredo Acquisition Corp. ("Laredo"), a newly-formed wholly-owned subsidiary of Odyssey Investment Partners, pursuant to the Agreement and Plan of Merger, dated as of June 23, 1998, by and between the Company and Laredo. Upon the effectiveness of the Merger, Laredo will be merged with and into the Company, the separate corporate existence of Laredo shall cease and the Company shall continue as the surviving corporation. In sum, these putative class actions allege that the $20.00 per share to be paid to stockholders pursuant to the Merger would permit management of the Company to acquire the public shares of for less than fair and adequate consideration because, inter alia, the intrinsic value of the Company's Common Stock is claimed to be (an unspecified amount) higher. The Cash Merger Price (as defined in the Merger Agreement) allegedly does not provide an adequate premium to the public stockholders of the Company and the Cash Merger Price is supposedly arbitrary, not the result of arm's length negotiations and reached without "shopping" the Company or taking other (unspecified) steps to ascertain the best price for the Company. Both actions name the Company and its directors and claim that the individual defendants breached their fiduciary duties to the Company and its stockholders. Odyssey Investment Partners, LLC is also named in the Finkelstein Action. The complaints seek certification of the class, certain injunctive and declaratory relief, recission of the Merger if it is consummated, and unspecified money damages and costs. No answer has yet been filed to these complaints. The Company intends to defend these suits vigorously.

(11) PROVISION FOR INCOME TAXES

    The income tax provision for operations in 1998, 1997 and 1996 consisted of the following (in thousands):

                                                                                        1998       1997       1996
                                                                                      ---------  ---------  ---------
Current (credit):
  Federal...........................................................................  $     229  $   1,229  $   1,450
  State and local...................................................................        274        400       (171)
  Foreign...........................................................................        515        104        146
                                                                                      ---------  ---------  ---------
                                                                                      $   1,018  $   1,733  $  (1,475)
                                                                                      ---------  ---------  ---------
Deferred:
  Federal...........................................................................      2,533      1,126        954
  State and local...................................................................        351        165        110
                                                                                      ---------  ---------  ---------
                                                                                          2,884      1,291      1,064
                                                                                      ---------  ---------  ---------
                                                                                      $   3,902  $   3,024  $    (411)
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

    No provision is made for U.S. federal income taxes on undistributed earnings of foreign subsidiaries of approximately $1,513,000 at June 30, 1998, as management intends to permanently reinvest such earnings in the Company's operations in the respective foreign countries where earned.

    The Company's effective tax rate on income (loss) differs from the statutory federal tax rate as follows:

                                                                                            1998       1997       1996
                                                                                          ---------  ---------  ---------
Statutory federal tax rate..............................................................      35.00%     35.00%     35.00%
State taxes, net of federal benefit.....................................................       4.16       4.88       1.96
Non-deductible officers' life insurance.................................................        .09        .42       1.04
Non-deductible meals and entertainment..................................................        .25        .38     (11.72)
Non-deductible goodwill amortization....................................................        .16        .21      (2.34)
Other, net..............................................................................       (.29)      (.72)     (3.47)
                                                                                          ---------  ---------  ---------
  Effective tax rate....................................................................      39.37%     40.17%     20.47%
                                                                                          ---------  ---------  ---------
                                                                                          ---------  ---------  ---------

    The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 1998 and 1997 consisted of the following (in thousands):

                                                                                               1998        1997
                                                                                            ----------  ----------
Deferred tax assets:
Allowance for doubtful accounts...........................................................  $      152  $      683
Insurance reserves........................................................................         461         677
Revenue recognition.......................................................................         109         218
Tires in service..........................................................................         198         397
Parts and supplies........................................................................         116         233
Accrued expense reserves..................................................................          39         230
Net operating loss carryforwards..........................................................         935       1,642
Alternative minimum tax credit carryforward...............................................         722         493
Other.....................................................................................         138         395
                                                                                            ----------  ----------
Total deferred tax assets.................................................................  $    2,870  $    4,968
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                                                                               1998        1997
                                                                                            ----------  ----------
Deferred tax liabilities:
Excess tax depreciation...................................................................  $   (5,287) $   (5,868)
Capital leases............................................................................      (2,785)     (1,964)
Deferred gain on partnership..............................................................        (560)       (560)
Other.....................................................................................      (1,555)     (1,326)
                                                                                            ----------  ----------
Total deferred tax liabilities............................................................  $  (10,187) $   (9,718)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Net current deferred tax assets...........................................................  $    7,056  $    6,790
Net noncurrent deferred tax liabilities...................................................     (14,373)    (11,540)
                                                                                            ----------  ----------
Total net deferred tax liabilities........................................................  $   (7,317) $   (4,750)
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    As of June 30, 1998, the Company had approximately $2.8 million of operating loss carryforwards with expiration dates through 2012.

(12) SUPPLEMENTAL CASH FLOW INFORMATION

    In 1998, 1997 and 1996, capital lease obligations in the amount of $37.5 million, $33.9 million and $14.9 million, respectively, were incurred in connection with the purchase of, or option to purchase, revenue equipment and the associated tires in service.

    For 1998, 1997 and 1996, the Company made interest payments of $6.3 million, $4.9 million and $3.3 million, respectively.

    For 1998, 1997 and 1996, the Company made income tax payments of $1.1 million, $0.3 million, and $0.9 million, respectively.

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

(14) ACQUISITIONS

    In September 1997, the Company acquired the net assets of General Electric Transportation Services ("GETS"), the transportation services unit of the General Electric Industrial Control Systems ("GEICS") business. The Company has accounted for this transaction as a purchase. In addition to the net assets acquired, the Company received a five-year contract to continue providing transportation service to GEICS, which represents approximately one-half of the current business volume of the transportation services unit. The total acquisition price was $8.2 million payable as $5.5 million in cash at closing and a $2.7 million note plus assumption of certain liabilities and lease obligations. The revenues and expenses of the operations acquired from GEICS have been included in the Company's consolidated financial statements since September 1, 1997.

    In May 1998, the Company acquired the assets of Gerth Transport, Kitchener, Ontario for $13.8 million. The Company has accounted for this transaction as a purchase. The Company believes that Gerth is the leading Canadian truckload carrier to Mexico, having 301 tractors and 817 trailers as of June 30, 1998, and approximately $31.0 million of revenue in calendar 1997. The Company believes that this acquisition will strengthen its presence in Canada and provide additional density in its core north-south transport lanes. The revenues and expenses of the operations acquired from Gerth have been included in the Company's consolidated financial statements since May 22, 1998.

    The following pro forma data presents the consolidated results of operations as if the acquisitions had occurred on July 1, 1996, after giving effect to certain adjustments. The pro-forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the acquisitions been in effect on the date indicated or which may occur in the future.

                                                                                     1998        1997
                                                                                  ----------  ----------
Operating revenue...............................................................  $  263,722  $  246,956
Net income......................................................................  $    7,452  $    6,543
Net income per common share.....................................................  $     0.96  $     0.85

    The purchase price has been allocated to the assets and liabilities based on their fair values at the date of acquisition. In connection with the acquisitions of GETS and Gerth, as described above, the assets acquired and liabilities assumed by the Company during 1998 were as follows:

Current assets (net of cash acquired)..................................  $12,097,318
Fixed assets...........................................................   8,092,657
Goodwill (amortized over 15 years).....................................   7,045,422
Current liabilities....................................................  (7,589,614)
Bank borrowings and debt...............................................  (9,312,797)
Capital lease obligations..............................................  (6,663,326)
                                                                         ----------
                                                                         $3,669,660
                                                                         ----------
                                                                         ----------

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

LOGISTICS SEGMENT

    In fiscal 1996, the decision was made to sell certain businesses previously included in the Logistics division and to discontinue offering logistics services as a separate activity of the Company. Consequently in June 1996, the net assets of the Company's package delivery business headquartered in New York City and operating under the name Celadon Express was sold.

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

(16) PENDING MERGER

    On June 23, 1998 the Company entered into the Agreement and Plan of Merger (the "Merger Agreement"), dated as of June 23, 1998, by and between the Company and Laredo Acquisition Corp. ("Laredo"), a newly-formed wholly-owned subsidiary of Odyssey Investment Partners, pursuant to which Laredo will be merged with and into the Company (the "Merger"). Upon effectiveness of the Merger, the separate corporate existence of Laredo shall cease and the Company will continue as the surviving corporation (the "Surviving Corporation"). In connection with the Merger, except as described below, each share of common stock, par value $0.033, of the Company issued and outstanding immediately prior to the consummation of the Merger will be converted into the right to receive $20.00, subject to the right of a holder to exercise dissenter's rights. Certain of the Company's current officers and stockholders will retain an aggregate of 320,000 shares of the Company's common stock currently held by them in lieu of receiving the merger consideration. These shares will, upon the effectiveness of the Merger, be converted into the right to receive one share of common stock of the Surviving Corporation in the Merger. The affirmative vote of a majority of the outstanding shares of the Company's common stock is required to consummate the Merger.

(17) RECENT DEVELOPMENTS (UNAUDITED)

    The Company announced on September 18, 1998 that it had received written notice from Laredo to the effect that the institution (Bankers Trust Corporation) that is to provide $125,000,000 in bridge financing for the Merger had concluded as of September 15, 1998, that under current market conditions, it would not be obligated to provide the financing contemplated by the Merger Agreement and the commitment letter issued to Laredo with respect thereto. However, Bankers Trust Corporation noted that the conditions to funding contemplated by its commitment letter need only be satisfied on the date of request for funds and that its commitment letter had not been terminated or otherwise modified. If no amounts have yet been funded thereunder, the commitment letter with respect to financing for the Merger will terminate in accordance with its terms on November 30, 1998. Laredo would not be obligated to close the Merger if financing were not available.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    There were no changes in or disagreements with accountants on accounting or financial disclosures within the last three fiscal years.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    On December 1, 1997, five directors were elected to hold office until the annual meeting of stockholders for fiscal 1998 or until their respective successors have been elected and qualified. Those directors are Stephen Russell, Paul A. Biddleman, Michael Miller, Joel E. Smilow and Kilin To.

    The directors, executive officers and other key employees of the Company and its subsidiaries are as follows:

NAME                                                      AGE                            POSITION
----------------------------------------------------     -----     ----------------------------------------------------
Stephen Russell.....................................          58   President, Chief Executive Officer and Chairman
Ronald S. Roman.....................................          54   Senior Executive Vice President and Chief Operating
                                                                   Officer
Robert Goldberg.....................................          46   Executive Vice President and Chief Financial Officer
Michael Archual.....................................          47   Executive Vice President--Mexico
Nancy L. Morris.....................................          39   Executive Vice President--Operations
Michael W. Dunlap...................................          36   Vice President--Treasurer
Paul A. Will........................................          32   Vice President--Secretary and Controller
Paul Biddleman (1)..................................          51   Director
Michael Miller(1)...................................          52   Director
Joel E. Smilow(2)...................................          64   Director
Kilin To (2)........................................          54   Director

------------------------

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

    Mr. Russell has been Chairman of the Board and Chief Executive Officer of the Company since its inception in July 1986. He is also a director of Petroleum Heat and Power Co., Inc., a director of the Interstate Truckload Carriers Conference, a director of the American Trucking Association ("ATA"), a director of the Truckload Carriers Association ("TCA"), chairman of the International committees of both the ATA and TCA, and a member of the North American Transportation Alliance advisory board. Mr. Russell has been a member of the Board of Advisors of the Cornell University Johnson Graduate School of Management since 1983.

    Mr. Roman has been Senior Executive Vice President--Chief Operating Officer of the Company since June 1997. He was Executive Vice President--Fleet Management and Customer Service of Celadon Trucking Services, Inc. from July 1996 to June 1997. From October 1985 to July 1996, Mr. Roman was employed by North American Van Lines, Inc., an over-the-road household goods and high value product full truckload transportation company, holding executive positions, primarily Vice President--Fleet Services, from October 1985 to August 1995.

    Mr. Goldberg has been Executive Vice President and Chief Financial Officer of the Company since February 1998. From November 1993 to December 1997, Mr. Goldberg was President of Tran-Star, Inc, a refrigerated trucking company. From October 1992 to October 1993, Mr. Goldberg was Vice President-Chief Financial Officer of Proline Carriers, Inc., a van trucking company. Mr. Goldberg is a certified public accountant.

    Mr. Archual has been Executive Vice President--Mexico since October 1997, and oversees the Company's Mexico operations. He was Executive Vice President--Sales & Marketing of CTSI from July 1995 to October 1997. From October 1982 to June 1995, Mr. Archual was employed by Schneider National, Inc., a trucking and logistics company, holding various positions, including Regional Vice President-Sales, overseeing that company's Western region sales and marketing.

    Ms. Morris has been Executive Vice President--Operations since February 1998. She was Vice President--Operations of CTSI from January 1997 to February 1998, and Director, Operations & Support Services of CTSI from August 1996 to January 1997. From June 1984 to July 1996 Ms. Morris held various management positions with North American Van Lines, Inc., an over-the-road household goods and high value product full truckload transportation company, including Director-Employee Relations and Support Services and Director-Customized Logistics.

    Mr. Dunlap has been Vice President--Treasurer of the Company since July 1996. He served as Vice President of Finance for National Freight, Inc., a regional truckload transportation company, from to October 1993 to July 1996, and as Vice President-Treasurer for Burlington Motor Carriers, Inc. from October 1993 to July 1996.

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

    Mr. Biddleman has been a director of the Company since October 1992. Mr. Biddleman has been President of Hanseatic Corporation, a private investment company since December 1997, and served as Treasurer of that company from April 1992 to December 1997. He is also a director of Petroleum Heat and Power Company, Inc., Premier Parks, Inc., Electronic Retailing Systems International, Inc., Star Gas Corporation (the General Partner of Star Gas Partners L.P.), and Instituform Technologies, Inc.

    Mr. Miller has been a director of the Company since February 1992. Mr. Miller has been Chairman of the Board and Chief Executive Officer of Aarnel Funding Corporation, a venture capital/real estate company since 1974, a partner of Independence Realty, an owner and manager of real estate properties, since 1989, and President and Chief Executive Officer of Miller Investment Company, Inc. a private investment company, since 1990.

    Mr. Smilow has been a director of the Company since December 1996. Mr. Smilow served as Chief Executive Officer of Playtex Products, Inc. and its predecessors ("Playtex") from 1969 until July 10, 1995 and served as Chairman of Playtex from 1969 until June 1995.

    Mr. To has been a director of the Company since 1988. He has been a managing partner of Sycamore Management, Inc., since 1995. He also had been a Vice President of Citicorp Venture Capital , Ltd. ("CVC"), a subsidiary of Citicorp, N.A. from 1984 to 1995.

    All directors of the Company hold office until the next annual meeting of stockholders or the Company or until their successors are elected and qualified or they resign. Mr. Russell and Hanseatic Corporation are parties to a stockholders agreement pursuant to which they have agreed to vote their shares of Common Stock for the other's designee. These designees are Messrs. Russell and Biddleman. See "Security Ownership of Principal Stockholders and Management" and "Certain Relationships and Related Transactions--Transactions with Directors and Stockholders". Executive officers hold office until their successors are chosen and qualified, subject to their removal by the Board of Directors, to any employment agreements or their resignation. See "Compensation of Directors and Executive Officers--Employment Agreements."

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

    The Audit Committee consists of Paul A. Biddleman and Michael Miller. The Audit Committee meets with management and the Company's independent auditors to determine the adequacy of internal controls and other financial reporting matters. The Compensation Committee consists of Joel E. Smilow and Kilin To. The Compensation Committee reviews general policy matters relating to compensation and benefits of employees and officers of the Company, administers the Company's Employee Stock Purchase Plan and through October 1996, administered the Company's Stock Option Plan. Effective November 1, 1996, the full Board of Directors became the administrators of the Company's Stock Option Plan. The Company does not have a nominating committee or a committee performing similar functions.

    The Board of Directors of the Company met ten times during the fiscal year ended June 30, 1998. In addition, on two occasions, the Board of Directors took action pursuant to unanimous written consent. Of the current directors, one failed to attend at least 75% of those meetings plus any committee meeting of the Board of which he was a member. The Company's Audit Committee met one time during the year ended June 30, 1998. The Compensation Committee met five times during the year ended June 30, 1998.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

    Under the securities laws of the United States, the Company's directors, officers, and any persons owning more than 10 percent of the Common Stock are required to report their ownership of Common Stock and any changes in that ownership, on a timely basis, to the Securities and Exchange Commission. Based on material provided to the Company, all such required reports were filed on a timely basis in fiscal 1998.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth the aggregate compensation paid or accrued by the Company for services rendered during fiscal 1998, 1997 and 1996 to the Chief Executive Officer of the Company, each of the four other most highly paid executive officers of the Company whose annual cash compensation exceeded $100,000, and the former Executive Vice President and Chief Financial Officer who resigned on April 1, 1998 and whose cash compensation exceeded $100,000 prior to his resignation, (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

                              ANNUAL COMPENSATION

                                                                                      LONG TERM COMPENSATION AWARDS
                                                                                   ------------------------------------
                                                                                   SECURITIES
                                                FISCAL                             UNDERLYING          ALL OTHER
NAME AND PRINCIPAL POSITION                      YEAR        SALARY      BONUS       OPTIONS         COMPENSATION
--------------------------------------------  -----------  ----------  ----------  -----------  -----------------------
Stephen Russell,............................        1998   $  498,858  $  339,077      --       $    75,576(1)(2)(3)
  Chairman of the Board and Chief Executive         1997      482,143     236,957      --       $    81,642(1)(2)(3)
  Officer                                           1996      438,711      --          20,000   $   110,446(1)(2)

Ronald S. Roman,............................        1998   $  155,815  $   67,753      10,000   $     6,547(2)(3)(4)(5)
  Senior Executive Vice President, Chief            1997      137,837       7,500      35,000   $    33,125(3)(4)(5)
  Operating Officer

Robert Goldberg,............................        1998   $   43,783  $   18,790      20,000   $     1,454(3)(4)(5)
  Executive Vice President, Chief Financial
  Officer

Michael W. Dunlap,..........................        1998   $  110,681  $   46,683       5,000   $     3,645(2)(3)(4)
  Vice President, Treasurer                         1997   $   99,121  $   20,000       5,000   $    10,302(3)(4)(5)

Don S. Snyder (6)(7)(8),....................        1998   $  136,445  $   40,000      --       $     9,514(2)(3)(4)
  Executive Vice President, Chief Financial         1997      174,015      40,000      35,000   $    20,082(2)(3)(4)(5)
  Officer                                           1996       41,350      10,000      --                --

------------------------

(1) Includes the premiums paid by the Company for term insurance and split-dollar insurance for which the Company has an assignment against the cash value for premiums paid, as follows: $71,239 in fiscal 1998, $69,478 in fiscal 1997 and $99,587 in fiscal 1996.

(2) Includes the Company's contribution under the Company's 401(k) Profit Sharing Plan, as follows: Stephen Russell--$2,500 in fiscal 1998, $2,375 in fiscal 1997 and $2,375 in fiscal 1996; Ronald Roman--$1,210 in fiscal 1998; Don S. Snyder--$549 in fiscal 1998 and $792 in fiscal 1997, Michael W. Dunlap--$1,023 in fiscal 1998.

(3) Includes premiums and reimbursement under an Executive health and disability benefit program as follows, Stephen Russell--$1,839 in fiscal 1998, $9,789 in fiscal 1997 and $8,484 in fiscal 1996; Ronald S. Roman--$2,709 in fiscal 1998, $634 in fiscal 1997; Robert Goldberg--$53 in fiscal 1998; Don S. Snyder--$7,885 in fiscal 1998 and $611 in fiscal 1997; Michael W. Dunlap--$1,611 in fiscal 1998 and $413 in fiscal 1997.

(4) Includes premiums on the employee portion of split dollar life insurance premiums as follows: Ronald S. Roman--$2,627 in fiscal 1998 and $985 in fiscal 1997; Robert Goldberg--$250 in fiscal 1998; Don S. Snyder--$1,080 in fiscal 1998 and $694 in fiscal 1997; Michael W. Dunlap--$1,011 in fiscal 1998.

(5) Includes relocation related expense reimbursement as follows: Ronald S. Roman--$31,506 in fiscal 1997; Robert Goldberg--$1,151 in fiscal 1998 and Don S. Snyder--$17,985 in fiscal 1997; Michael W. Dunlap--$9,510 in fiscal 1997 .

(6) In connection with Don S. Snyder's relocation, the Company acquired his personal residence and has incurred $122,325 in cost associated with the acquisition and marketing of his home in Ft. Worth, Texas pursuant to his employment contract. Such amount is not included in the above table.

(7) Don S. Snyder resigned as Executive Vice President, Chief Financial Officer of the Company on April 1, 1998.

STOCK OPTIONS

    The following tables contain information concerning the grant of stock options to the named Executive Officers.

OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                         POTENTIAL REALIZABLE
                                                          INDIVIDUAL                                           VALUE AT
                                                          GRANTS AS A                                    ASSUMED ANNUAL RATES
                                       NUMBER OF          % OF TOTAL                                        OF STOCK PRICE
                                      SECURITIES            OPTIONS                                        APPRECIATION FOR
                                  UNDERLYING OPTIONS      GRANTED TO        EXERCISE OR                    OPTION TERM (1)
                                        GRANTED          EMPLOYEES IN     BASE PRICE PER   EXPIRATION   ----------------------
NAME                                   (SHARES)           FISCAL YEAR          SHARE          DATE          5%         10%
--------------------------------  -------------------  -----------------  ---------------  -----------  ----------  ----------
Stephen Russell.................               0                                --             --           --          --
Ronald S. Roman.................          10,000(2)               10%        $   14.50       10/01/07   $   91,200  $  231,100
Robert Goldberg.................          20,000(3)               20%        $   14.25       02/23/08   $  179,200  $  454,200
Michael W. Dunlap...............           5,000(4)                5%        $   12.63       08/29/07   $   39,700  $  100,600
Don S. Snyder...................               0                                --             --           --          --

------------------------

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

(2) Options for 3,334 shares become exercisable on October 1, 1998, and options for 3,333 shares become exercisable on each of October 1, 1999 and October 1, 2000.

(3) Options for 6,667 shares become exercisable on February 23, 1999 and February 23, 2000 and options for 6,666 shares become exercisable on February 23, 2001.

(4) Options for 1,667 shares became exercisable on August 29, 1998. Options for 1,667 shares become exercisable on August 29, 1999 and options for 1,666 shares become exercisable on August 29, 2000.

REPORT ON REPRICING OF OPTIONS

                                                                                                                     LENGTH OF
                                                                                                                     ORIGINAL
                                                                             MARKET      EXERCISE                      TERM
                                                               NUMBER OF    PRICE AT     PRICE AT        NEW         REMAINING
                                                                OPTIONS      TIME OF      TIME OF     EXERCISE      AT DATE OF
NAME                                                 DATE      REPRICED     REPRICING    REPRICING      PRICE        REPRICING
-------------------------------------------------  ---------  -----------  -----------  -----------  -----------  ---------------
Stephen Russell..................................   08/01/97      25,000    $   12.00    $   20.00    $   12.00   7yrs., 1month

    The repricing was a component of Mr. Russell's renegotiated employment agreement. The repricing was in lieu of additional cash compensation to be paid pursuant to the terms of the amended agreement. See "Executive
Compensation--Employment Agreements."

OPTION EXERCISES AND HOLDINGS

    The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during the last fiscal year and unexercised options held at June 30, 1998. Don Snyder, former Executive Vice President and Chief Executive Officer of the Company, exercised 35,000 options at an exercise price of $10.00 per share during fiscal 1998.

AGGREGATED OPTION VALUES

                                                               NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                              UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS
                                                             OPTIONS AT JUNE 30, 1998      AT JUNE 30, 1998 (1)
                                                            --------------------------  --------------------------
NAME                                                        EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
----------------------------------------------------------  -----------  -------------  -----------  -------------
Stephen Russell...........................................      70,000        --         $ 489,375    $   --
Ronald S. Roman...........................................      11,668        33,332       121,675        288,319
Robert Goldberg...........................................      --            20,000        --             95,000
Michael W. Dunlap.........................................       1,667         8,333        19,171         70,205
Don S. Snyder (2).........................................      --            --            --            --

------------------------

(1) Fair market value of underlying securities was $19.00 per share based on the closing price of the Company's Common Stock on June 30, 1998.

(2) Don S. Snyder resigned as an officer and employee of the Company, effective April 1, 1998.

DIRECTORS COMPENSATION

FEES

    Non-employee directors of the Company receive an annual fee of $15,000, payable quarterly, for serving as a director of the Company. Such directors receive $1,250 per quarter for serving on committees. Board members are reimbursed for their expenses for each meeting attended.

NON EMPLOYEE DIRECTOR STOCK OPTION PLAN

    On March 31, 1997, the Board of Directors adopted the Celadon Group, Inc. Non-Employee Director Stock Option Plan, effective as of April 1, 1997 (the "Director Option Plan"). The adoption of the Director Option Plan was approved by stockholders at the annual meeting of stockholders held December 1, 1997. The Director Option Plan is administered by a committee (the "Committee") of the Board of Directors of the Company (the "Board"), appointed from time to time by the Board.

    The Director Option Plan authorizes the issuance of up to 100,000 shares of Common Stock upon the exercise of non-qualified stock options granted to non-employee directors of the Company. All non-employee directors of the Company are eligible to be granted Options under the Director Stock Option Plan. A non-employee director is a director serving on the Company's Board who is not an active employee of the Company and/or a subsidiary or parent company of the Company, as defined in Sections 424(e) and 424(f) of the Internal Revenue Code of 1986, as amended (the "Code"). Pursuant to the terms of the Director Stock Option Plan, each non-employee director of the Company who is first elected to the Board after April 1, 1997, will be granted, as of the first day of the month coincident with or next following the date of his or her election, an Option to purchase 8,000 shares of Common Stock. Following the initial grant described in the preceding sentence, each non-employee will receive on each April 1 thereafter, an Option to purchase 4,000 shares of Common Stock. No non-employee director qualified for an initial grant during fiscal 1998. On April 1, 1998, each of the four non-employee directors of the Company as of April 1, 1998 was granted an Option to purchase 4,000 shares of Common Stock.

EMPLOYMENT AGREEMENTS

    The Company had a four-year employment agreement expiring January 21, 1998 with Stephen Russell, Chairman and Chief Executive Officer of the Company, providing for an initial annual salary of $395,000, which salary was to be increased 7.5% annually during the term of the agreement plus a bonus computed annually. Effective October 1, 1996, the Committee agreed to amend Mr. Russell's contract to reflect his assumption of increased responsibilities following the resignation of Leonard R. Bennett, the former President of the Company on July 3, 1996. The amendment provided that Mr. Russell would receive five percent of profit before tax in excess of $3,000,000 in lieu of the bonus computed under his original contract. On August 1, 1997, the Compensation Committee of the Board of Directors renegotiated the general terms of Mr. Russell's current employment contract. As amended, the employment contract was extended for three years to January 21, 2001. In lieu of a fixed percentage annual base salary increase, Mr. Russell will receive an annual base salary increase equal to the change in the Consumer Price Index, and stock options awarded to Mr. Russell on September 9, 1994 to acquire 25,000 shares of Common Stock at an exercise price of $20.00 per share were repriced to the closing sale price on the NASDAQ National Market August 1, 1997 of $12.00. In replacement of a bonus based on a stipulated percentage of pretax income above a minimum level, Mr. Russell will participate in an incentive bonus program designed for all members of the Company's senior management. Depending upon the Company's performance compared with goals established by the Compensation Committee annually, Mr. Russell will earn a bonus as a percentage of his base salary of between 0% and 105%. The agreement also provides that in the event of termination: (I) as a result of a change in control of the Company, Mr. Russell, will receive a lump sum severance allowance in an amount equal to two times his annual compensation; (ii) without cause by the Company or by Mr. Russell for good reason, Mr. Russell will be entitled to receive his salary for the remainder of the term of the agreement or one year, whichever is greater; and (iii) as a result of the disability of Mr. Russell, he will be entitled to receive 50% of his salary during the two-year period commencing on the date of his termination. The agreement also includes a two-year non-compete covenant commencing on termination of employment. As consideration for such non-compete covenant, the Company has agreed to pay Mr. Russell 50% of his salary during the two years following the termination of the employment agreement.

    The Company has an employment agreement with Ronald S. Roman, Senior Executive Vice President--Chief Operating Officer, expiring September 30, 1999. The agreement, as amended on June 30, 1997, coincident with Mr. Roman's promotion to his current position, provides for annual compensation of $130,000, $150,000 and $165,000 for the periods ended June 30, 1997 and 1998 and September 30, 1999, respectively. This agreement was further amended effective July 1, 1998 to increase Mr. Roman's current annual salary to $200,000. The contract provides for the granting of an initial option to acquire 10,000 shares at an exercise price of $7.50 and 25,000 shares of the Company's Common Stock at an exercise price of $9.00 per share and two additional grants of a minimum of 10,000 shares annually under the Company's

Stock Option Plan. Additionally, Mr. Roman receives either a company automobile or a monthly car allowance and the right to participate in any bonus, insurance or other benefit plan provided to the Company's executives generally. Pursuant to the June 30, 1997 amendment of Mr. Roman's employment agreement, the Company also pays the dues and fees associated with Mr. Roman's club membership. The agreement contains a one-year non-compete covenant effective from the date employment is terminated by either party for any reason. As consideration for such non-compete covenant, on the date of termination by the Company without cause, Mr. Roman will receive a lump sum severance payment of $165,000.

    The Company had an employment agreement with Don S. Snyder, formerly Executive Vice President, Chief Financial Officer of the Company that expired on April 1, 1998. This employment agreement was not renewed. Mr. Snyder resigned from his position with the Company effective April 1, 1998. Prior to its termination, Mr. Snyder's employment agreement provided for an annual salary of $160,000, plus an annual bonus, stock options and other benefits generally available to Company executives, in each case subject to termination by Mr. Snyder or the Company upon the occurrence of certain events.

    Celadon Trucking Services, Inc. ("CTSI"), a wholly-owned subsidiary of the Company and the Company's principal operating subsidiary, entered into an employment agreement with Michael Archual, Executive Vice President-Mexico, which expires on October 30, 1999. The employment agreement provides for (i) an annual salary of $120,000, subject to adjustment on April 1 of each year during the term by a percentage no less than the increase in the Consumer Price Index,
(ii) an annual bonus during the term of the contract in an amount to be determined by the Board of Directors, and (iii) a monthly car allowance. Effective June 21, 1998, Mr. Archual's employment agreement was amended to increase his current annual salary to $127,500. In addition, Mr. Archual shall be entitled to participate in all benefit plans provided by CTSI. The Agreement contains a six-month non-compete covenant, effective from the date employment is terminated by either party for any reason. As consideration for the non-compete covenant, upon termination of Mr. Archual's employment without cause, CTSI shall pay to Mr. Archual in 13 equal bi-weekly installments the greater of (i) six months of his then current base salary and (ii) his then current base salary for the remainder of the term, divided by one-half.

    CTSI has an employment agreement with Nancy Morris, Executive Vice President--Operations, which expires on January 13, 2000, with automatic renewal in consecutive one-year terms if no notice of termination is given. The agreement provides for (i) an annual salary of $80,000 and for increases to $88,000 and $96,000 on the first and second anniversaries of the execution of the agreement, (ii) the grant of an option to purchase 5,000 shares under the Company's Stock Option Plan, subject to the approval of the Compensation Committee, and (iii) a monthly car allowance. Effective July 1, 1998, this employment agreement was amended to increase Ms. Morris' current yearly salary to $130,000. The agreement provides for a three-moth non-compete covenant in the event that employment is terminated by CTSI for cause. In the event that employment is terminated by CTSI without cause, CTSI (i) may request Ms. Morris' services for a period not to exceed the remainder of the terms, during which she shall be paid her then current salary and (ii) shall pay to Ms. Morris as a lump sum on the date of termination, a severance payment of $80,000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Company and Citicorp Venture Capital, Ltd. ("CVC"), of which Mr. To was an officer, are parties to a registration rights agreement relating to the Common Stock owned by CVC. The Company, Mr. Russell and Hanseatic, a corporation of which Paul A. Biddelman, a director of the Company, is President, are all parties to a stockholders' agreement relating to the election of Mr. Russell and a Hanseatic designee to the Board of Directors.

    For a further description of the foregoing transactions, see "Security Ownership of Principal Stockholders and Management" and "Certain Relationships and Related Transactions."

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

DIRECTORS AND EXECUTIVE OFFICERS
  CELADON COMMON STOCK

                                                             AMOUNT AND NATURE OF
                                                           BENEFICIAL OWNERSHIP(1)
                                                             (AS OF SEPTEMBER 18,        PERCENT OF SHARES
NAME                                                                1998)                   OUTSTANDING
---------------------------------------------------------  ------------------------  -------------------------
Stephen Russell, President, Chief Executive Officer and
  Chairman...............................................             994,804(2)(3)               12.9
Ronald S. Roman, Senior Executive Vice President and
  Chief Operating Officer................................              27,668(3)                     *
Robert Goldberg, Executive Vice President and Chief
  Financial Officer......................................                   0                        *
Michael Archual, Executive Vice President-- Mexico.......              17,334(3)                     *
Nancy L. Morris, Executive Vice President-- Operations...               5,334(3)                     *
Michael W. Dunlap, Vice President--Treasurer.............               5,001(3)                     *
Paul A. Will, Vice President, Secretary and Controller...               9,167(3)                     *
Paul A. Biddleman, Director of the Company...............           1,027,556(3)(4)               13.3
Joel E. Smilow, Director of the Company..................             135,200(3)                   1.7
Kilin To, Director of the Company........................              56,585(3)                     *
Michael Miller, Director of the Company..................              32,500(3)                     *
                                                                   ----------                      ---
All executive officers and directors as a group (11
  persons)...............................................           1,316,093(5)                  17.0
FIVE-PERCENT OWNERS
Brinson Partners(6)......................................             459,100(7)                   5.9
Citicorp Venture Capital, Ltd.(8)........................             438,358                      5.6
Dimensional Fund Advisors (9)............................             503,900(7)                   6.6
Hanseatic Corporation....................................             995,056(4)                  12.9
Wolfgang Traber..........................................             995,056(4)                  12.9

------------------------

(1) Based upon 7,726,989 shares of Celadon Common Stock outstanding at September 18, 1998.

(2) Excludes 995,056 shares of Celadon Common Stock reported as beneficially owned by Hanseatic in filings with the Commission, all of which may be deemed to be beneficially owned by Mr. Russell by virtue of a stockholders agreement among Mr. Russell, Hanseatic and the Company, which agreement will be terminated prior to the Effective Time. Mr. Russell disclaims beneficial ownership of such shares. Mr. Russell's address is One Celadon Drive, Indianapolis, Indiana 46235-4207.

(3) Includes shares of Celadon Common Stock which the directors and executive officers had the right to acquire through the exercise of options within 60 days of September 18, 1998 as follows: Stephen

    Russell--70,000 shares, Ronald S. Roman--26,668 shares, Michael Archual--13,334 shares, Nancy Morris--4,334 shares, Michael Dunlap--5,001 shares, Paul Will--9,167 shares, Paul A. Biddleman-- 32,500 shares, Michael Miller--32,500 shares, Joel Smilow--16,000 shares, Kilin To--32,500 shares.

(4) Of such shares, 946,021 shares of Celadon Common Stock are held by Hanseatic Americas LDC, a Bahamian limited duration company in which the sole managing member is Hansabel Partners LLC, a Delaware limited liability company in which Hanseatic is the sole managing member. The remaining shares are held by Hanseatic for discretionary customer accounts, and include 12,121 shares of Celadon Common Stock issuable upon exercise of the Hanseatic Warrants. Mr. Biddelman is the President of Hanseatic and holds shared voting and investment power with respect to the shares held by Hanseatic. In addition, Mr. Wolfgang Traber is the holder of a majority of the shares of capital stock of Hanseatic. Excludes 994,804 shares of Celadon Common Stock owned by Mr. Russell that are subject to a stockholder agreement among Mr. Russell, Hanseatic and the Company, which agreement is to be terminated prior to the Effective Time. The address of Hanseatic, Mr. Traber and Mr. Biddelman is 450 Park Avenue, New York, New York 10022.

(5) Does not include 995,056 shares of Celadon Stock reported as beneficially owned by Hanseatic in filings with the Commission, all of which are deemed to be beneficially owned by Mr. Biddleman. Mr. Biddleman is the president of Hanseatic and holds shared investment and voting power with respect to the shares held by Hanseatic.

(6) The address of Brinson Partners is 209 South LaSalle, Chicago, IL
    60604-1295.

(7) This information is based upon Schedules 13G filed with the Securities and Exchange Commission.

(8) The address of Citicorp Venture Capital, Ltd. Is 300 Park Avenue, New York, New York.

(9) Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 503,900 shares of Celadon Common Stock as of September 8, 1998, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares. The address of Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.

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

    The Company, Stephen Russell and Hanseatic are parties to a stockholders agreement which provides that, as long as Hanseatic or Mr. Russell each beneficially own at least five percent of the outstanding shares of Common Stock, the Company shall use its best efforts to insure that one member of the Company's Board of Directors is a designee of Hanseatic and that another member of the Company's Board of Directors is a designee of Mr. Russell. In addition, Mr. Russell and Hanseatic have agreed to vote all shares of Common Stock owned by them in favor of the election of such nominee or, upon the death of Mr. Russell, for the designee of the holder of a majority of Mr. Russell's shares of Common Stock on the date of his death.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH DIRECTORS AND STOCKHOLDERS

    The Company and Hanseatic, a corporation of which Paul Biddleman, a director of the Company, is an officer, entered into a registration rights agreement, dated as of October 8, 1992, in connection with

Hanseatic's purchase of a 9.25% Senior Subordinated Convertible Note (the "Hanseatic Note") for an aggregate purchase price of $8,000,000. The Hanseatic Note was converted in February 1994, into 731,371 shares of Common Stock (equivalent to a conversion price of $10.82 per share). In connection with the purchase of the Hanseatic Note, the Company paid Hanseatic a $160,000 facility fee and issued to Hanseatic a warrant to purchase 12,121 shares of Common Stock at any time prior to September 30, 1998, at an exercise price of $10.82 per share. Until October 1998, Hanseatic and its permitted transferees have the right to require the Company to file, subject to certain terms and conditions, a registration statement in respect of any or all of the shares of Common Stock (subject to a minimum of 363,636 shares) covered by such agreement which are then held by the requesting holders. In addition, Hanseatic and its permitted transferees have the right to require the Company to include, subject to certain exceptions, any or all shares of Common Stock covered by such agreement in any registration statement filed by the Company. Such "piggyback" rights terminate on September 30, 2001.

    The Company, Hanseatic and Stephen Russell are parties to a stockholders' agreement, dated as of October 8, 1992, which was amended on July 3, 1996. The agreement provides that each party shall vote its shares of Common Stock for the election as director of one designee of the other party. See "Security Ownership of Principal Stockholders and Management."

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

    In July 1996, the Company guaranteed eight individual one year bank loans to eight executives aggregating $270,000. The loans range in amounts from $9,000 to $54,000, were full recourse to the individual executive and were secured by a total of 30,000 shares of Common Stock owned by the executives individually. In February 1997, one of the original debtors withdrew and was replaced by two additional executives. On January 1, 1998, the Company repaid the outstanding bank loans and assumed the bank's rights as lender. The loans are secured by a total of 30,000 shares of Common Stock owned by the executives individually. During fiscal 1998, the Company purchased as treasury stock 18,000 of the 30,000 shares of Common Stock securing the loans. The remaining 12,000 shares secure $108,000 of outstanding executive loans.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
  FORM 8-K

                                                                                                     PAGE NUMBER OF
                                                                                                      ANNUAL REPORT
                                                                                                      ON FORM 10-K
                                                                                                   -------------------
(A) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

    (1) FINANCIAL STATEMENTS

Report of Independent Auditors...................................................................
Consolidated Balance Sheets as of June 30, 1998 and 1997.........................................
Consolidated Statements of Operations for the years ended June 30, 1998, 1997 and 1996...........
Consolidated Statements of Cash Flows for the years ended June 30, 1998, 1997 and 1996...........
Consolidated Statements of Stockholders' Equity for the years ended June 30, 1998, 1997 and
  1996...........................................................................................
Notes to Consolidated Financial Statements.......................................................

    (2) FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements Schedules as of and for the years ended June 30, 1998, 1997 and
  1996:..........................................................................................
Schedule II--Valuation and Qualifying Accounts...................................................

    All other Financial Statements Schedules have been omitted because they are not required or are not applicable.

(3) EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K).

      3.1         --  Certificate of Incorporation of the Company. Incorporated by reference to Exhibit
                      3.1 of Form S-1 filed January 20, 1994 (No. 33-72128).

      3.2         --  Certificate of Amendment of Certificate of Incorporation dated February 2, 1995 decreasing aggregate number of authorized shares to 12,179,985, of which 179,985 shares of the par value $1.00 per share shall be designated "Preferred Stock" and
                      12,000,000 shares of the par value of $.033 per share shall be designated "Common
                      Stock", Incorporated by reference to Exhibit 3.2 of Form 10-K filed November 30,
                      1995.

      3.3         --  By-laws of the Company. Incorporated by reference to Exhibit 3.2 of Form S-1 filed January 20, 1994 (No. 33-72128).

     10.1         --  Amended and Restated Employment Agreement, dated May 13, 1994, between Norman
                      Greif and Randy International, Ltd., Celadon Group, Inc. and certain of their affiliates, Incorporated by reference to Exhibit 10.1 of form 10-K filed October
                      13, 1994.

     10.2         --  Employment Agreement, dated September 24, 1993, between Brian Reach and the
                      Company. Incorporated by reference to Exhibit 10.2 of Form S-1 filed January 20,
                      1994 (No. 33-72128).

     10.3         --  1994 Stock Option Plan of the Company. Incorporated by reference to Exhibit B to the Company's Proxy Statement dated October 17, 1997.

     10.4         --  401(k) Profit Sharing Plan of the Company. Incorporated by reference to Exhibit
                      10.4 of Form S-1 filed January 20, 1994 (No. 33-72128).

     10.5         --  Employee Stock Ownership Plan and Trust Agreement, effective July 1, 1990.
                      Incorporated by reference to Exhibit 10.5 of Form S-1 filed January 20, 1994 (No.
                      33-72128).

     10.6         --  ESOP Loan Agreement, dated July 2, 1990, among the International Bank of
                      Commerce, the Company's Employee Stock Ownership Trust, the Company, and Celadon
                      Trucking Services, Inc. Incorporated by reference to Exhibit 10.6 of Form S-1 filed January 20, 1994 (No. 33-72128).

     10.7         --  Stock Purchase Agreement, dated June 30, 1990, among Randy Acquisition Corp.,
                      Norman Greif, Wilfred Lembck, John Rocca, and Ronald Steele, as amended.
                      Incorporated by reference to Exhibit 10.7 of Form S-1 filed January 20, 1994 (No.
                      33-72128).

   **10.8         --  Motor Carrier Transportation Agreement, dated February 1, 1987, between Chrysler
                      Motors Corporation and the Trucking Division, as amended. Amendment incorporated by reference to Exhibit 10.8 of Form 10-Q filed November 14, 1996.

     10.9         --  Motor Carrier Transportation Agreement, effective as of October 1, 1993, between
                      Chrysler Motors Corporation and Celadon Trucking Services, Inc., as amended.
                      Amendment incorporated by reference to Exhibit 10.9 of Form 10-K filed October
                      14, 1994.

    10.10         --  Registration Rights Agreement, dated February 14, 1991, between Unibank A/S and the Company. Incorporated by reference to Exhibit 10.21 of Form S-1 filed January
                      20, 1994 (No. 33-72128).

    10.11         --  Common Stock Purchase Warrant Agreement, dated February 14, 1991, between Unibank
                      A/ S and the Company. Incorporated by reference to Exhibit 10.22 of Form S-1 filed January 20, 1994 (No. 33-72128).

    10.12         --  International Bancshares Corporation Warrant to Purchase Shares of Common Stock,
                      as amended. Incorporated by reference to Exhibit 10.23 of Form S-1 filed January
                      20, 1994 (No. 33-72128).

    10.13         --  Registration Rights Agreement, dated April 7, 1988, between Citicorp Venture
                      Capital, Ltd. and the Company. Incorporated by reference to Exhibit 10.24 of Form
                      S-1 filed January 20, 1994 (No. 33-72128).

    10.14         --  Stockholders' Agreement, dated April 7, 1988, among Citicorp Venture Capital,
                      Ltd., the Company, and the Stockholders set forth on Schedule I thereto.
                      Incorporated by reference to Exhibit 10.25 of Form S-1 filed January 20, 1994
                      (No. 33-72128).

    10.15         --  Voting Agreement, dated as of October 8, 1992, among the Company, Stephen
                      Russell, and Leonard R. Bennett. Incorporated by reference to Exhibit 10.27 of
                      Form S-1 filed January 20, 1994 (No. 33-72128).

    10.16         --  Registration Rights Agreement, dated October 8, 1992, between the Company and
                      Hanseatic Corporation. Incorporated by reference to Exhibit 10.30 of Form S-1 filed January 20, 1994 (No. 33-72128).

    10.17         --  Stockholders' Agreement, dated October 8, 1992, among the Company, Stephen
                      Russell, Leonard Bennett, and Hanseatic Corporation. Incorporated by reference to
                      Exhibit 10.31 of Form S-1 filed January 20, 1994 (No. 33-72128).

    10.18         --  Warrant Certificate, dated October 8, 1992, to subscribe for and purchase 12,121 shares of Common Stock of the Company registered in the name of Deltec Asset
                      Management Corporation, as Custodian for Hanseatic Corporation. Incorporated by
                      reference to Exhibit 10.33 of Form S-1 filed January 20, 1994 (No. 33-72128).

    10.19         --  Lease, dated as of September 13, 1990, between Prime GL Realty Associates, Inc.
                      and Randy International, Ltd., as amended. Incorporated by reference to Exhibit
                      10.34 of Form S-1 filed January 20, 1994 (No. 33-72128).

    10.20         --  Joint Venture Operating Agreement, effective as of September 1, 1993, between the
                      Company and Grupo Hercel, S.A. de C.V. Incorporated by reference to Exhibit 10.35 of Form S-1 filed January 20, 1994 (No. 33-72128).

    10.21         --  Loan and Security Agreement, dated as of June 30, 1992, between Sanwa General
                      Equipment Leasing, Incorporated and Celadon Trucking Services, Inc. Incorporated
                      by reference to Exhibit 10.36 of Form S-1 filed January 20, 1994 (No. 33-72128).

    10.22         --  Guaranty, dated June 30, 1992, of the Company in favor of Sanwa General Equipment
                      Leasing, Incorporated. Incorporated by reference to Exhibit 10.37 of Form S-1 filed January 20, 1994 (No. 33-72128).

    10.23         --  Lease Agreement, dated November 29, 1989, between Porcelli GMC Trucks, Inc. and
                      Celadon Trucking Services, Inc. Incorporated by reference to Exhibit 10.38 of
                      Form S-1 filed January 20, 1994 (No. 33-72128).

    10.24         --  Lease Agreement, dated February 24, 1993, between Central Jersey Freightliner and
                      Celadon Trucking Services, Inc. Incorporated by reference to Exhibit 10.39 of
                      Form S-1 filed January 20, 1994 (No. 33-72128).

    10.25         --  Lease Agreement, dated October 31, 1991, between Mercedes-Benz Credit Corp. and
                      Celadon Trucking Services, Inc. Incorporated by reference to Exhibit 10.40 of
                      Form S-1 filed January 20, 1994 (No. 33-72128).

    10.26         --  Real Estate Lien Notes made by Celadon Trucking Services, Inc. in favor of
                      International Bank of Commerce. Incorporated by reference to Exhibit 10.41 of
                      Form S-1 filed January 20, 1994 (No. 33-72128).

    10.27         --  Promissory Note, dated June 28, 1990, made by the Company in favor of American
                      National Bank and Trust Company. Incorporated by reference to Exhibit 10.42 of
                      Form S-1 filed January 20, 1994 (No. 33-72128).

    10.28         --  Employment Agreement between the Company and Stephen Russell. Incorporated by reference to Exhibit 10.43 of Form S-1 filed January 20, 1994 (No. 33-72128).

    10.29         --  Employment Agreement between the Company and Leonard R. Bennett. Incorporated by reference to Exhibit 10.44 of Form S-1 filed January 20, 1994 (No. 33-72128).

    10.30         --  Partnership Agreement dated August 24, between Randy International, Ltd. and
                      Jacky Maeder, Ltd. Incorporated by reference to Exhibit 10.30 of Form 10-K filed
                      October 13, 1994.

    10.31         --  Global Alliance and Cooperation Agreement dated August 26, 1994 among Celadon
                      Group, Inc; Randy International, Ltd., Jacky Maeder AG, Jacky Maeder, Ltd. and
                      Celadon-Jacky Maeder Company. Incorporated by reference to Exhibit 10.31 of Form
                      10-K filed October 13, 1994.

    10.32         --  Non-Qualified Stock Option Agreement dated May 13, 1994, between Celadon Group,
                      Inc. and Norman Greif Incorporated by reference to Exhibit 10.32 of Form 10-K filed October 13, 1994.

    10.33         --  $35,000,000 Credit Agreement dated June 1, 1994 between Celadon Group, Inc.,
                      Celadon Trucking Services, Inc. and Randy International Ltd. and NBD Bank N.A.
                      and The First National Bank of Boston. Incorporated by reference to Exhibit 10.33 of Form 10-K filed October 13, 1994.

    10.34         --  First Amendment, dated October 31, 1994, to the $35,000,000 Credit Agreement dated June 1, 1994 between Celadon Group, Inc., Celadon Trucking Services, Inc.
                      and Randy International, Ltd. and NBD Bank N.A. and the First National Bank of
                      Boston. Incorporated by reference to Exhibit 10.34 of Form 10-K filed November
                      30, 1995.

    10.35         --  Second Amendment, dated October 31, 1995, to the $35,000,000 Credit Agreement dated June 1, 1994 between Celadon Group, Inc., Celadon Trucking Services, Inc.
                      and Randy International, Ltd. and NBD bank N.A. and the First National Bank of
                      Boston. Incorporated by reference to Exhibit 10.35 of Form 10-K filed November
                      30, 1995.

    10.36         --  $6,500,000 Credit Agreement dated October 31, 1994 between Celadon/Jacky Maeder
                      Company and NBD Bank, N.A. and the First National Bank of Boston. Incorporated by
                      reference to Exhibit 10.36 of Form 10-K filed November 30, 1995.

    10.37         --  First Amendment, dated October 31, 1995, to the $6,500,000 Credit Agreement dated
                      October 31, 1994 between Celadon/Jacky Maeder Company and NBD Bank, N.A.
                      Incorporated by reference to Exhibit 10.37 of Form 10-K filed November 30, 1995.

    10.38         --  Share Purchase Agreement, dated June 30, 1995, between Charles E. Holland,
                      Michael Kuykendall and Roger Sanderson. Incorporated by reference to Exhibit
                      10.38 of Form 10-K filed November 30, 1995.

    10.39         --  International Bancshares Corporation Warrant extension letter October 25, 1995.
                      Incorporated by reference to Exhibit 10.39 of Form 10-K filed November 30, 1995.

    10.40         --  Employment Agreements dated April 1, 1996 and June 28, 1996 between Don S. Snyder and the Company. Incorporated by reference to Exhibit 10.40 of Form 10-K filed
                      September 26, 1996.

    10.41         --  Consulting and Non-Competition Agreement dated July 3, 1996 between Leonard R.
                      Bennett and the Company. Incorporated by reference to Exhibit 10.41 of Form 10-Q filed November 14, 1996.

    10.42         --  Third Amendment, dated September 13, 1996, to the $35,000,000 Credit Agreement
                      dated June 1, 1994 between Celadon Group, Inc., Celadon Trucking Services, Inc.
                      and Randy International, Ltd. and NBD Bank N.A. and the First National Bank of
                      Boston. Incorporated by reference to Exhibit 10.42 of Form 10-Q filed November
                      14, 1996.

    10.43         --  Amendment dated July 3, 1996 to Stockholders Agreement dated October 8, 1992 between Leonard R. Bennett, Stephen Russell, Hanseatic Corporation and the
                      Company. Incorporated by reference to Exhibit 10.43 of Form 10-Q filed November
                      14, 1996.

    10.44         --  Agreement dated July 3, 1996 terminating Voting Agreements dated October 8, 1992 and October 6, 1986 between Leonard R. Bennett, Stephen Russell and the Company.
                      Incorporated by reference to Exhibit 10.44 of Form 10-Q filed November 14, 1996.

    10.45         --  401(K) Profit Sharing Plan and Adoption Agreement of the Company. Incorporated by
                      reference to Exhibit 10.45 of Form 10-Q filed February 12, 1997.

    10.46         --  Settlement Agreement dated March 28, 1997 between Leonard R. Bennett and the
                      Company. Incorporated by reference to Exhibit 10.46 of Form 10-Q filed May 9,
                      1997.

    10.47         --  Fourth amendment, dated March 24, 1997, to the Credit Agreement dated June 1,
                      1994 between Celadon Group, Inc., Celadon Trucking Services, Inc., and NBD Bank
                      N.A. and the First National Bank of Boston. Incorporated by reference to Exhibit
                      10.47 of Form 10-Q filed May 9, 1997.

    10.48         --  International Bancshares Corporation Warrant extension letter dated October 1,
                      1996. Incorporated by reference to Exhibit 10.47 of Form 10-K filed September 12,
                      1997.

    10.49         --  Fifth Amendment dated June 30, 1997 to the Credit Agreement dated June 1, 1994 between Celadon Group, Inc. Celadon Trucking Services, Inc., and NBD Bank N.A.
                      and the First National Bank of Boston. Incorporated by reference to Exhibit 10.49 of Form 10-K filed September 12, 1997.

    10.50         --  Amendment dated February 12, 1997 to Employment Agreement dated January 21, 1994 between the Company and Stephen Russell. Incorporated by reference to Exhibit
                      10.50 of Form 10-K filed September 12, 1997.

    10.51         --  Employment Agreements dated October 1, 1996 and June 25, 1997 between Ronald S.
                      Roman and the Company. Incorporated by reference to Exhibit 10.51 of Form 10-K filed September 12, 1997.

    10.52         --  Sixth Amendment dated August 28, 1997 to the Credit Agreement dated June 1, 1994 between Celadon Group, Inc. Celadon Trucking Services, Inc. and NBD Bank N.A. and
                      the First National Bank of Boston. Incorporated by reference to Exhibit 10.52 of
                      Form 10-Q filed November 12, 1997.

    10.53         --  Seventh Amendment dated December 16, 1997 to the Credit Agreement dated June 1,
                      1997 between Celadon Group, Inc. Celadon Trucking Services, Inc. and NBD Bank
                      N.A. and the First National Bank of Boston. Incorporated by reference to Exhibit
                      10.52 of Form 10-Q filed February 11, 1998.

    10.54         --  Celadon Group, Inc. Non-Employee Director Stock Option Plan. Incorporated by
                      reference to Exhibit A to the Company's Proxy Statement dated October 17, 1997.

    10.55         --  Amendment No. 2 dated August 1, 1997 to Employment Agreement dated January 21,
                      1994 between the Company and Stephen Russell. Incorporated by reference to
                      Exhibit 10.53 of Form 10-Q filed February 11, 1998.

    10.56         --  Employment Agreement dated October 30, 1997 between Michael Archual and CTSI, filed herewith.

    10.57         --  Employment Agreement dated January 13, 1997 between Nancy Morris and CTSI, filed herewith.

    10.58         --  Amendment No. 2 dated May 5, 1998 to Employment Agreement between the Company and
                      Ronald S. Roman, filed herewith.

    10.59         --  Amendment No. 1 dated June 28, 1998 to Employment Agreement between CTSI and
                      Michael Archual, filed herewith.

    10.60         --  Amendment No. 2 dated May 5, 1998 to Employment Agreement between CTSI and Nancy
                      Morris, filed herewith.

     21           --  Subsidiaries.

     27           --  Financial Data Schedule

------------------------

** Confidential treatment for portions of this Exhibit has been granted pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

(4) REPORTS ON FORM 8-K.

    Report on Form 8-K dated June 23, 1998 with respect to the Agreement and Plan of Merger, dated as of June 23, 1998 by and between the Company and Laredo Acquisition Corp.

(5) EXHIBITS.

    The exhibits required to be filed with this Annual Report on Form-10-K pursuant to Item 601 of Regulation S-K are listed under "Exhibits" in Part IV,
Item 14(a)(3) of this Annual Report on Form 10-K, and are incorporated herein by reference.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized this September 25, 1998.

                                CELADON GROUP, INC.

                                By:             /s/ STEPHEN RUSSELL
                                     ------------------------------------------
                                                  Stephen Russell,
                                               CHAIRMAN OF THE BOARD,
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

     /s/ STEPHEN RUSSELL        Chairman of the Board,
------------------------------  President and Chief          September 25, 1998
        (Stephen Russell)       Executive Officer

                                Executive Vice President
     /s/ ROBERT GOLDBERG        and Chief Financial Officer
------------------------------  (Principal Financial         September 25, 1998
        (Robert Goldberg)       Officer)

       /s/ PAUL A. WILL         Vice President, Secretary
------------------------------  and Controller (Principal    September 25, 1998
         (Paul A. Will)         Accounting Officer)

      /s/ MICHAEL DUNLAP        Vice President, Treasurer
------------------------------                               September 25, 1998
        (Michael Dunlap)

    /s/ PAUL A. BIDDLEMAN       Director
------------------------------                               September 25, 1998
       (Paul A. Biddleman)

      /s/ MICHAEL MILLER        Director
------------------------------                               September 25, 1998
        (Michael Miller)

      /s/ JOEL E. SMILOW        Director
------------------------------                               September 25, 1998
        (Joel E. Smilow)

         /s/ KILIN TO           Director
------------------------------                               September 25, 1998
           (Kilin To)

                                  SCHEDULE II

                              CELADON GROUP, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                                  BALANCE AT    CHARGED TO
                                                 BEGINNING OF   COSTS AND      OTHER                    BALANCE AT
DESCRIPTION                                         PERIOD       EXPENSES    ADDITIONS    DEDUCTIONS   END OF PERIOD
-----------------------------------------------  ------------  ------------  ----------  ------------  -------------
YEAR ENDED JUNE 30, 1996:
Allowance for doubtful accounts................  $  1,329,984  $  5,124,676  $   --      $  1,023,145(a)  $ 5,431,515
                                                 ------------  ------------  ----------  ------------  -------------
                                                 ------------  ------------  ----------  ------------  -------------
Reserves for claims payable as self insurer....  $  1,320,000  $  4,387,603  $   --      $  3,737,603(b)  $ 1,970,000
                                                 ------------  ------------  ----------  ------------  -------------
                                                 ------------  ------------  ----------  ------------  -------------

YEAR ENDED JUNE 30, 1997:
Allowance for doubtful accounts................  $  5,431,515  $    279,514      --      $  2,937,675(a)  $ 2,773,354
                                                 ------------  ------------  ----------  ------------  -------------
                                                 ------------  ------------  ----------  ------------  -------------
Reserves for claims payable as self insurer....  $  1,970,000  $  4,378,375      --      $  4,532,425(b)  $ 1,815,950
                                                 ------------  ------------  ----------  ------------  -------------
                                                 ------------  ------------  ----------  ------------  -------------

YEAR ENDED JUNE 30, 1998:
Allowance for doubtful accounts................  $  2,773,354  $    249,780     100,406(c) $  2,595,295(a)  $   528,295
                                                 ------------  ------------  ----------  ------------  -------------
                                                 ------------  ------------  ----------  ------------  -------------
Reserves for claims payable as self insurer....  $  1,815,950  $  2,871,407      --      $  2,703,109(b)  $ 1,984,248
                                                 ------------  ------------  ----------  ------------  -------------
                                                 ------------  ------------  ----------  ------------  -------------

------------------------

(a) Represents accounts receivable write-offs.

(b) Represents claims paid.

(c) Represents allowances for doubtful accounts for Gerth and GETS at dates of acquisition.