Form 10-K/A
period 1998-06-30
CELADON GROUP INC
filed 1998-10-30
CIK 865941

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


                                  FORM 10-K/A


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

IMPACT OF YEAR 2000 ISSUE


    An issue exists for all companies that rely on computers as the year 2000 approaches. The "Year 2000" problem is the result of the past practice in the computer industry of using two digits rather than four to identify the applicable year. This practice will result in incorrect results when computers perform arithmetic operations, comparisons or data field sorting involving years later than 1999. In an effort to assess its state of readiness for the technological challenges posed by the Year 2000 problem, the Company has performed a complete inventory assessment of both its information technology ("IT") and non-IT systems. In assessing its level of readiness the Company considered the following to be the most important factors: (i) the level of compliance of the Company's central computer systems; (ii) the level of compliance of the software used in the Company's ongoing operations; (iii) the level of readiness of the Company's largest vendors; (iv) the level of readiness of the Company's largest customers; and (v) the level of compliance of the Company's non-IT systems. The Company's non-IT systems are Year 2000 compliant in all material respects.



    The Company's central computer systems are Year 2000 compliant, with the exception of minimal numbers of obsolete desktop personal computers ("PC's"). Obsolete PC's are rountinely replaced with newer models by the Company as part of its ongoing technology maintenance. The Company relies on pre-packaged, non-modified software programs for approximately 95% of its software needs. Most of these software programs are currently Year 2000 compliant, and upgrades are available for those software programs used by the Company that are not currently compliant. Upgrades on non-compliant software programs will be performed as an integral part of the Company's routine software upgrade program. The costs associated with the upgrades are included in the annual software support payments made by the Company to its software vendors.



    While the Company has taken steps to encourage its suppliers and customers to become Year 2000 compliant in a timely manner, there can be no assurances that such customers and suppliers will be Year 2000 compliant. The Company has contacted its suppliers with respect to the Year 2000 problem and has received certifications from most of its suppliers indicating that they have taken, or will on a timely basis take, such measures as are necessary to become Year 2000 compliant. Failure of the Company's suppliers to become Year 2000 compliant on a timely basis may cause the Company to utilize more labor intensive means to place orders and make payments.



    The Company's largest customer, Chrysler, is currently doing business with the Company using Year 2000 compliant technology for the exchange of load tendering and shipment status information. However, the Company's electronic invoice system, through which it provides electronic billing for several of its customers including Chrysler, is not yet Year 2000 compliant. The Company has taken steps to insure that its electronic billing system will be Year 2000 compliant. However, in the event that the Company's electronic invoicing system were to fail, the Company would use its standard invoicing system, which provides for the printing and mailing of customer invoices, in place of the electronic billing format. The Company currently uses its standard invoicing system, which is Year 2000 compliant, to bill the majority of its customers. If it became necessary for the Company to use its standard invoicing system to provide billing for all of its customers, the Company might incur increased administrative costs resulting from the need for additional clerical staff.



    The Company does not yet know the extent to which its customers, other than Chrysler, have completed or initiated Year 2000 remediation programs. In the event that the Company's customers do not install Year 2000 compliant systems, the Company may need additional clerical staff to perform certain tasks, such as order entry and cash posting, and to provide the information currently provided to customers electronically.

    Notwithstanding any of the foregoing, there can be no assurance that the Company will not have to bear additional costs and expenses in the future related to the Year 2000 problem.


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

                              CELADON GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                             (DOLLARS IN THOUSANDS)


                                           1998     1997     1996
                                          -------  -------  -------
Continuing operations:
Cash flows from operating activities:
  Net Income (loss) from continuing
    operations..........................  $ 6,009  $ 4,504  $(1,596)
  Adjustments to reconcile net income
    (loss) to net cash providedby
    operating activities:
    Depreciation and amortization.......   12,889   10,135    7,365
    Provision for deferred income
     taxes..............................    2,884   (1,570)   2,295
    Provision for doubtful accounts.....      250      280      120
    Net gain on sale of property and
     equipment..........................       --       --   (1,085)
    Net gain loss other.................       --       --       73
    Change in assets and liabilities:
      (Increase) in trade receivables...     (245)  (1,655)  (9,328)
      (Increase) decrease in accounts
       receivable--other................   (2,545)    (442)   5,982
      Decrease (increase) in income tax
       recoverable......................    1,407    3,823   (2,790)
      Decrease (increase) in tires in
       service..........................     (738)       4     (699)
      (Increase) in prepaid expenses and
       other current assets.............     (502)    (782)    (107)
      Decrease (increase) in other
       assets...........................      446    3,998   (3,031)
      (Decrease) increase in accounts
       payable and accrued expenses.....   (2,638)    (937)   9,749
      (Decrease) in income taxes
       payable..........................       --     (145)    (539)
                                          -------  -------  -------
Net cash provided by operating
  activities............................   17,217   17,213    6,409
                                          -------  -------  -------
Cash flows from investing activities:
  Purchase of property and equipment....   (3,623)  (1,595)  (9,578)
  Proceeds from sale of property and
    equipment...........................    4,662   14,100    2,602
  Purchase of business, net of cash
    acquired............................   (3,670)   --       --
  Disposal of property and equipment....    1,265    --       --
  Decrease in deposits..................       27      286      388
                                          -------  -------  -------
  Net cash provided by (used for)
    investing activities................   (1,339)  12,791   (6,588)
                                          -------  -------  -------
Cash flows from financing activities:
  Proceeds from issuances of common
    stock...............................    1,328    --         136
  Payment for redemption of common
    stock...............................    --       --      (1,550)
  Purchase of treasury stock............     (586)    (235)   --
  Proceeds from bank borrowing and
    debt................................    1,506    --      41,626
  Payments of bank borrowings and
    debt................................   (2,397) (19,822) (29,951)
  Principal payments under capital lease
    obligations.........................  (15,037) (10,903)  (7,782)
                                          -------  -------  -------
    Net cash (used for) provided by
     financing activities...............  (15,186) (30,960)   2,479
                                          -------  -------  -------
    Net cash (used for) provided by
     continuing operations..............      692     (956)   2,300
                                          -------  -------  -------
Discontinued Operations:
  (Loss) from operations, net of income
    taxes...............................       --       --  (15,203)
                                          -------  -------  -------
  Change in net operating assets........       --   (2,445)  20,836
                                          -------  -------  -------
  Operating activities..................       --   (2,445)   5,633
  Investing activities..................       --       --    3,286
  Financing activities..................       --       --   (7,782)
                                          -------  -------  -------
      Net cash (used for) provided by
       discontinued operations..........       --   (2,445)   1,137
                                          -------  -------  -------
Increase (decreased) in cash and cash
  equivalents...........................      692   (3,401)   3,437
Cash and cash equivalents at beginning
  of year...............................    1,845    5,246    1,809
                                          -------  -------  -------
Cash and cash equivalents at end of
  year..................................  $ 2,537  $ 1,845  $ 5,246
                                          -------  -------  -------
                                          -------  -------  -------


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

    Information as to the Company's operations by division is summarized below (in thousands):

                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
Operating revenue
  Van........................................................................  $  204,104  $  167,609  $  148,167
  Flatbed....................................................................      25,824      23,426      18,377
                                                                               ----------  ----------  ----------
  Total revenues.............................................................     229,928     191,035     166,544
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Operating Income (loss):
  Van........................................................................  $   14,430  $   11,290  $      969
  Flatbed....................................................................       1,374       1,145         768
                                                                               ----------  ----------  ----------
    Total from operating divisions...........................................      15,804      12,435       1,737
  Interest expense, net......................................................       5,905       4,944       3,672
  Other expense (income).....................................................         (12)        (37)         72
                                                                               ----------  ----------  ----------
    Income (loss) from continuing operations before income taxes.............  $    9,911  $    7,528  $   (2,007)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Total assets
  Van........................................................................  $  186,207  $  128,505  $  114,290
  Flatbed....................................................................       8,570       8,271       7,021
                                                                               ----------  ----------  ----------
  Total from operating divisions.............................................     194,777     136,776     121,311
  Discontinued operations....................................................          --       6,126      20,610
                                                                               ----------  ----------  ----------
  Total......................................................................  $  194,777  $  142,902  $  141,921
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
Capital expenditures (including capital leases)
  Van........................................................................  $   41,412  $   35,415  $   24,134
  Flatbed....................................................................         122          32          18
                                                                               ----------  ----------  ----------
    Total....................................................................  $   41,534  $   35,447  $   24,152
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Depreciation and amortization
  Van........................................................................  $   12,651  $    9,897  $    7,127
  Flatbed....................................................................         238         238         238
                                                                               ----------  ----------  ----------
    Total....................................................................  $   12,889  $   10,135  $    7,365
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

    Information as to the Company's geographic area is summarized below (in thousands):


                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
Operating revenue
  United States..............................................................  $  215,068  $  185,378  $  161,605
  Canada(i)..................................................................       5,421          --          --
  Mexico(ii).................................................................       9,438       5,657       4,939
                                                                               ----------  ----------  ----------
    Total....................................................................     229,928     191,035     166,544
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Operating income
  United States..............................................................  $    8,475  $    7,221  $   (2,435)
  Canada(i)..................................................................         447          --          --
  Mexico(ii).................................................................         989         307         428
                                                                               ----------  ----------  ----------
    Total....................................................................  $    9,911  $    7,528  $   (2,007)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Total Assets
  United States..............................................................  $  172,463  $  139,849  $  133,987
  Canada(i)..................................................................      17,788          --          --
  Mexico(ii).................................................................       3,427       1,670       2,496
  Europe(iii)................................................................       1,099       1,383       5,438
                                                                               ----------  ----------  ----------
    Total....................................................................  $  194,777  $  142,902  $  141,921
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------


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

SUMMARY COMPENSATION TABLE

                              ANNUAL COMPENSATION


                                                                                      LONG TERM COMPENSATION AWARDS
                                                                                   ------------------------------------
                                                                                   SECURITIES
                                                FISCAL                             UNDERLYING          ALL OTHER
NAME AND PRINCIPAL POSITION                      YEAR        SALARY      BONUS       OPTIONS         COMPENSATION
--------------------------------------------  -----------  ----------  ----------  -----------  -----------------------
Stephen Russell,............................        1998   $  498,858  $  339,077      --       $    75,576(1)(2)(3)
  Chairman of the Board and Chief Executive         1997      482,143     236,957      --       $    81,642(1)(2)(3)
  Officer                                           1996      438,711      --          20,000   $   110,446(1)(2)

Ronald S. Roman,............................        1998   $  155,815  $   67,753      10,000   $     6,547(2)(3)(4)(5)
  Senior Executive Vice President, Chief            1997      137,837       7,500      35,000   $    33,125(3)(4)(5)
  Operating Officer

Robert Goldberg,............................        1998   $   43,783  $   18,790      20,000   $     1,454(3)(4)(5)
  Executive Vice President, Chief Financial
  Officer

Michael W. Dunlap,..........................        1998   $  110,681  $   46,683       5,000   $     3,645(2)(3)(4)
  Vice President, Treasurer                         1997   $   99,121  $   20,000       5,000   $    10,302(3)(4)(5)

Don S. Snyder (6)(7)........................        1998   $  136,445  $   40,000      --       $     9,514(2)(3)(4)
  Executive Vice President, Chief Financial         1997      174,015      40,000      35,000   $    20,082(2)(3)(4)(5)
  Officer                                           1996       41,350      10,000      --                --


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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
  FORM 8-K


                                                                                                     PAGE NUMBER OF
                                                                                                      ANNUAL REPORT
                                                                                                      ON FORM 10-K
                                                                                                   -------------------
(A) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

    (1) FINANCIAL STATEMENTS

Report of Independent Auditors...................................................................              19
Consolidated Balance Sheets as of June 30, 1998 and 1997.........................................              20
Consolidated Statements of Operations for the years ended June 30, 1998, 1997 and 1996...........              21
Consolidated Statements of Cash Flows for the years ended June 30, 1998, 1997 and 1996...........              22
Consolidated Statements of Stockholders' Equity for the years ended June 30, 1998, 1997 and
  1996...........................................................................................              23
Notes to Consolidated Financial Statements.......................................................              24

    (2) FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements Schedules as of and for the years ended June 30, 1998, 1997 and
  1996:
Schedule II--Valuation and Qualifying Accounts...................................................              60


    All other Financial Statements Schedules have been omitted because they are not required or are not applicable.

(3) EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K).

      3.1         --  Certificate of Incorporation of the Company. Incorporated by reference to Exhibit
                      3.1 of Form S-1 filed January 20, 1994 (No. 33-72128).

      3.2         --  Certificate of Amendment of Certificate of Incorporation dated February 2, 1995 decreasing aggregate number of authorized shares to 12,179,985, of which 179,985 shares of the par value $1.00 per share shall be designated "Preferred Stock" and
                      12,000,000 shares of the par value of $.033 per share shall be designated "Common
                      Stock", Incorporated by reference to Exhibit 3.2 of Form 10-K filed November 30,
                      1995.

      3.3         --  By-laws of the Company. Incorporated by reference to Exhibit 3.2 of Form S-1 filed January 20, 1994 (No. 33-72128).

     10.1         --  Amended and Restated Employment Agreement, dated May 13, 1994, between Norman
                      Greif and Randy International, Ltd., Celadon Group, Inc. and certain of their affiliates, Incorporated by reference to Exhibit 10.1 of form 10-K filed October
                      13, 1994.

     10.2         --  Employment Agreement, dated September 24, 1993, between Brian Reach and the
                      Company. Incorporated by reference to Exhibit 10.2 of Form S-1 filed January 20,
                      1994 (No. 33-72128).

     10.3         --  1994 Stock Option Plan of the Company. Incorporated by reference to Exhibit B to the Company's Proxy Statement dated October 17, 1997.

     10.4         --  401(k) Profit Sharing Plan of the Company. Incorporated by reference to Exhibit
                      10.4 of Form S-1 filed January 20, 1994 (No. 33-72128).

     10.5         --  Employee Stock Ownership Plan and Trust Agreement, effective July 1, 1990.
                      Incorporated by reference to Exhibit 10.5 of Form S-1 filed January 20, 1994 (No.
                      33-72128).

     10.6         --  ESOP Loan Agreement, dated July 2, 1990, among the International Bank of
                      Commerce, the Company's Employee Stock Ownership Trust, the Company, and Celadon
                      Trucking Services, Inc. Incorporated by reference to Exhibit 10.6 of Form S-1 filed January 20, 1994 (No. 33-72128).

     10.7         --  Stock Purchase Agreement, dated June 30, 1990, among Randy Acquisition Corp.,
                      Norman Greif, Wilfred Lembck, John Rocca, and Ronald Steele, as amended.
                      Incorporated by reference to Exhibit 10.7 of Form S-1 filed January 20, 1994 (No.
                      33-72128).

   **10.8         --  Motor Carrier Transportation Agreement, dated February 1, 1987, between Chrysler
                      Motors Corporation and the Trucking Division, as amended. Amendment incorporated by reference to Exhibit 10.8 of Form 10-Q filed November 14, 1996.

     10.9         --  Motor Carrier Transportation Agreement, effective as of October 1, 1993, between
                      Chrysler Motors Corporation and Celadon Trucking Services, Inc., as amended.
                      Amendment incorporated by reference to Exhibit 10.9 of Form 10-K filed October
                      14, 1994.

    10.10         --  Registration Rights Agreement, dated February 14, 1991, between Unibank A/S and the Company. Incorporated by reference to Exhibit 10.21 of Form S-1 filed January
                      20, 1994 (No. 33-72128).

    10.11         --  Common Stock Purchase Warrant Agreement, dated February 14, 1991, between Unibank
                      A/ S and the Company. Incorporated by reference to Exhibit 10.22 of Form S-1 filed January 20, 1994 (No. 33-72128).

    10.12         --  International Bancshares Corporation Warrant to Purchase Shares of Common Stock,
                      as amended. Incorporated by reference to Exhibit 10.23 of Form S-1 filed January
                      20, 1994 (No. 33-72128).

    10.13         --  Registration Rights Agreement, dated April 7, 1988, between Citicorp Venture
                      Capital, Ltd. and the Company. Incorporated by reference to Exhibit 10.24 of Form
                      S-1 filed January 20, 1994 (No. 33-72128).

    10.14         --  Stockholders' Agreement, dated April 7, 1988, among Citicorp Venture Capital,
                      Ltd., the Company, and the Stockholders set forth on Schedule I thereto.
                      Incorporated by reference to Exhibit 10.25 of Form S-1 filed January 20, 1994
                      (No. 33-72128).

    10.15         --  Voting Agreement, dated as of October 8, 1992, among the Company, Stephen
                      Russell, and Leonard R. Bennett. Incorporated by reference to Exhibit 10.27 of
                      Form S-1 filed January 20, 1994 (No. 33-72128).

    10.16         --  Registration Rights Agreement, dated October 8, 1992, between the Company and
                      Hanseatic Corporation. Incorporated by reference to Exhibit 10.30 of Form S-1 filed January 20, 1994 (No. 33-72128).

    10.17         --  Stockholders' Agreement, dated October 8, 1992, among the Company, Stephen
                      Russell, Leonard Bennett, and Hanseatic Corporation. Incorporated by reference to
                      Exhibit 10.31 of Form S-1 filed January 20, 1994 (No. 33-72128).

    10.18         --  Warrant Certificate, dated October 8, 1992, to subscribe for and purchase 12,121 shares of Common Stock of the Company registered in the name of Deltec Asset
                      Management Corporation, as Custodian for Hanseatic Corporation. Incorporated by
                      reference to Exhibit 10.33 of Form S-1 filed January 20, 1994 (No. 33-72128).

    10.19         --  Lease, dated as of September 13, 1990, between Prime GL Realty Associates, Inc.
                      and Randy International, Ltd., as amended. Incorporated by reference to Exhibit
                      10.34 of Form S-1 filed January 20, 1994 (No. 33-72128).

    10.20         --  Joint Venture Operating Agreement, effective as of September 1, 1993, between the
                      Company and Grupo Hercel, S.A. de C.V. Incorporated by reference to Exhibit 10.35 of Form S-1 filed January 20, 1994 (No. 33-72128).

    10.21         --  Loan and Security Agreement, dated as of June 30, 1992, between Sanwa General
                      Equipment Leasing, Incorporated and Celadon Trucking Services, Inc. Incorporated
                      by reference to Exhibit 10.36 of Form S-1 filed January 20, 1994 (No. 33-72128).

    10.22         --  Guaranty, dated June 30, 1992, of the Company in favor of Sanwa General Equipment
                      Leasing, Incorporated. Incorporated by reference to Exhibit 10.37 of Form S-1 filed January 20, 1994 (No. 33-72128).

    10.23         --  Lease Agreement, dated November 29, 1989, between Porcelli GMC Trucks, Inc. and
                      Celadon Trucking Services, Inc. Incorporated by reference to Exhibit 10.38 of
                      Form S-1 filed January 20, 1994 (No. 33-72128).

    10.24         --  Lease Agreement, dated February 24, 1993, between Central Jersey Freightliner and
                      Celadon Trucking Services, Inc. Incorporated by reference to Exhibit 10.39 of
                      Form S-1 filed January 20, 1994 (No. 33-72128).

    10.25         --  Lease Agreement, dated October 31, 1991, between Mercedes-Benz Credit Corp. and
                      Celadon Trucking Services, Inc. Incorporated by reference to Exhibit 10.40 of
                      Form S-1 filed January 20, 1994 (No. 33-72128).

    10.26         --  Real Estate Lien Notes made by Celadon Trucking Services, Inc. in favor of
                      International Bank of Commerce. Incorporated by reference to Exhibit 10.41 of
                      Form S-1 filed January 20, 1994 (No. 33-72128).

    10.27         --  Promissory Note, dated June 28, 1990, made by the Company in favor of American
                      National Bank and Trust Company. Incorporated by reference to Exhibit 10.42 of
                      Form S-1 filed January 20, 1994 (No. 33-72128).

    10.28         --  Employment Agreement between the Company and Stephen Russell. Incorporated by reference to Exhibit 10.43 of Form S-1 filed January 20, 1994 (No. 33-72128).

    10.29         --  Employment Agreement between the Company and Leonard R. Bennett. Incorporated by reference to Exhibit 10.44 of Form S-1 filed January 20, 1994 (No. 33-72128).

    10.30         --  Partnership Agreement dated August 24, between Randy International, Ltd. and
                      Jacky Maeder, Ltd. Incorporated by reference to Exhibit 10.30 of Form 10-K filed
                      October 13, 1994.

    10.31         --  Global Alliance and Cooperation Agreement dated August 26, 1994 among Celadon
                      Group, Inc; Randy International, Ltd., Jacky Maeder AG, Jacky Maeder, Ltd. and
                      Celadon-Jacky Maeder Company. Incorporated by reference to Exhibit 10.31 of Form
                      10-K filed October 13, 1994.

    10.32         --  Non-Qualified Stock Option Agreement dated May 13, 1994, between Celadon Group,
                      Inc. and Norman Greif Incorporated by reference to Exhibit 10.32 of Form 10-K filed October 13, 1994.

    10.33         --  $35,000,000 Credit Agreement dated June 1, 1994 between Celadon Group, Inc.,
                      Celadon Trucking Services, Inc. and Randy International Ltd. and NBD Bank N.A.
                      and The First National Bank of Boston. Incorporated by reference to Exhibit 10.33 of Form 10-K filed October 13, 1994.

    10.34         --  First Amendment, dated October 31, 1994, to the $35,000,000 Credit Agreement dated June 1, 1994 between Celadon Group, Inc., Celadon Trucking Services, Inc.
                      and Randy International, Ltd. and NBD Bank N.A. and the First National Bank of
                      Boston. Incorporated by reference to Exhibit 10.34 of Form 10-K filed November
                      30, 1995.

    10.35         --  Second Amendment, dated October 31, 1995, to the $35,000,000 Credit Agreement dated June 1, 1994 between Celadon Group, Inc., Celadon Trucking Services, Inc.
                      and Randy International, Ltd. and NBD bank N.A. and the First National Bank of
                      Boston. Incorporated by reference to Exhibit 10.35 of Form 10-K filed November
                      30, 1995.

    10.36         --  $6,500,000 Credit Agreement dated October 31, 1994 between Celadon/Jacky Maeder
                      Company and NBD Bank, N.A. and the First National Bank of Boston. Incorporated by
                      reference to Exhibit 10.36 of Form 10-K filed November 30, 1995.

    10.37         --  First Amendment, dated October 31, 1995, to the $6,500,000 Credit Agreement dated
                      October 31, 1994 between Celadon/Jacky Maeder Company and NBD Bank, N.A.
                      Incorporated by reference to Exhibit 10.37 of Form 10-K filed November 30, 1995.

    10.38         --  Share Purchase Agreement, dated June 30, 1995, between Charles E. Holland,
                      Michael Kuykendall and Roger Sanderson. Incorporated by reference to Exhibit
                      10.38 of Form 10-K filed November 30, 1995.

    10.39         --  International Bancshares Corporation Warrant extension letter October 25, 1995.
                      Incorporated by reference to Exhibit 10.39 of Form 10-K filed November 30, 1995.

    10.40         --  Employment Agreements dated April 1, 1996 and June 28, 1996 between Don S. Snyder and the Company. Incorporated by reference to Exhibit 10.40 of Form 10-K filed
                      September 26, 1996.

    10.41         --  Consulting and Non-Competition Agreement dated July 3, 1996 between Leonard R.
                      Bennett and the Company. Incorporated by reference to Exhibit 10.41 of Form 10-Q filed November 14, 1996.

    10.42         --  Third Amendment, dated September 13, 1996, to the $35,000,000 Credit Agreement
                      dated June 1, 1994 between Celadon Group, Inc., Celadon Trucking Services, Inc.
                      and Randy International, Ltd. and NBD Bank N.A. and the First National Bank of
                      Boston. Incorporated by reference to Exhibit 10.42 of Form 10-Q filed November
                      14, 1996.

    10.43         --  Amendment dated July 3, 1996 to Stockholders Agreement dated October 8, 1992 between Leonard R. Bennett, Stephen Russell, Hanseatic Corporation and the
                      Company. Incorporated by reference to Exhibit 10.43 of Form 10-Q filed November
                      14, 1996.

    10.44         --  Agreement dated July 3, 1996 terminating Voting Agreements dated October 8, 1992 and October 6, 1986 between Leonard R. Bennett, Stephen Russell and the Company.
                      Incorporated by reference to Exhibit 10.44 of Form 10-Q filed November 14, 1996.

    10.45         --  401(K) Profit Sharing Plan and Adoption Agreement of the Company. Incorporated by
                      reference to Exhibit 10.45 of Form 10-Q filed February 12, 1997.

    10.46         --  Settlement Agreement dated March 28, 1997 between Leonard R. Bennett and the
                      Company. Incorporated by reference to Exhibit 10.46 of Form 10-Q filed May 9,
                      1997.

    10.47         --  Fourth amendment, dated March 24, 1997, to the Credit Agreement dated June 1,
                      1994 between Celadon Group, Inc., Celadon Trucking Services, Inc., and NBD Bank
                      N.A. and the First National Bank of Boston. Incorporated by reference to Exhibit
                      10.47 of Form 10-Q filed May 9, 1997.

    10.48         --  International Bancshares Corporation Warrant extension letter dated October 1,
                      1996. Incorporated by reference to Exhibit 10.47 of Form 10-K filed September 12,
                      1997.

    10.49         --  Fifth Amendment dated June 30, 1997 to the Credit Agreement dated June 1, 1994 between Celadon Group, Inc. Celadon Trucking Services, Inc., and NBD Bank N.A.
                      and the First National Bank of Boston. Incorporated by reference to Exhibit 10.49 of Form 10-K filed September 12, 1997.

    10.50         --  Amendment dated February 12, 1997 to Employment Agreement dated January 21, 1994 between the Company and Stephen Russell. Incorporated by reference to Exhibit
                      10.50 of Form 10-K filed September 12, 1997.

    10.51         --  Employment Agreements dated October 1, 1996 and June 25, 1997 between Ronald S.
                      Roman and the Company. Incorporated by reference to Exhibit 10.51 of Form 10-K filed September 12, 1997.

    10.52         --  Sixth Amendment dated August 28, 1997 to the Credit Agreement dated June 1, 1994 between Celadon Group, Inc. Celadon Trucking Services, Inc. and NBD Bank N.A. and
                      the First National Bank of Boston. Incorporated by reference to Exhibit 10.52 of
                      Form 10-Q filed November 12, 1997.

    10.53         --  Seventh Amendment dated December 16, 1997 to the Credit Agreement dated June 1,
                      1997 between Celadon Group, Inc. Celadon Trucking Services, Inc. and NBD Bank
                      N.A. and the First National Bank of Boston. Incorporated by reference to Exhibit
                      10.52 of Form 10-Q filed February 11, 1998.

    10.54         --  Celadon Group, Inc. Non-Employee Director Stock Option Plan. Incorporated by
                      reference to Exhibit A to the Company's Proxy Statement dated October 17, 1997.

    10.55         --  Amendment No. 2 dated August 1, 1997 to Employment Agreement dated January 21,
                      1994 between the Company and Stephen Russell. Incorporated by reference to
                      Exhibit 10.53 of Form 10-Q filed February 11, 1998.

    10.56         --  Employment Agreement dated October 30, 1997 between Michael Archual and CTSI.*

    10.57         --  Employment Agreement dated January 13, 1997 between Nancy Morris and CTSI.*

    10.58         --  Amendment No. 2 dated May 5, 1998 to Employment Agreement between the Company and
                      Ronald S. Roman.*

    10.59         --  Amendment No. 1 dated June 28, 1998 to Employment Agreement between CTSI and
                      Michael Archual.*

    10.60         --  Amendment No. 2 dated May 5, 1998 to Employment Agreement between CTSI and Nancy
                      Morris.*

     21           --  Subsidiaries.*

     27           --  Financial Data Schedule*


------------------------


*   Filed previously.


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