Form 10-Q
period 1998-09-30
CELADON GROUP INC
filed 1998-11-13
CIK 865941

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

                            For the period ended September 30, 1998

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


       Registrant's telephone number, including area code: (317) 972-7000



Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes X   No
                     --     --

The number of shares outstanding of the Common Stock ($.033 par value) of the Registrant as of the close of business on November 13, 1998 was 7,726,989.

                                   CELADON GROUP, INC.

                                        Index to

                              September 30, 1998 Form 10-Q








Part I.    Financial Information

      Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets at September 30, 1998 and June 30, 1998...................................................................3

         Condensed consolidated statements of operations -  For the three months ended September 30, 1998 and 1997...................................................4

         Condensed consolidated statements of comprehensive income -  For the three months ended September 30, 1998 and 1997............................................5

         Condensed consolidated statements of cash flows - For the three months ended
         September 30, 1998 and 1997.........................................................6

         Notes to condensed consolidated financial statements ...............................7

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................................13

Part II.   Other Information

      Item 5.  Other........................................................................18

      Item 6.  Exhibits and Reports on Form 8-K.............................................18


                         Part I - Financial Information

                               CELADON GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                               September 30,     June 30,
                                                                                    1998           1998
                                                                                   -----           ----
                                                                                 (unaudited)
                                A S S E T S


Current assets:
    Cash and cash equivalents...................................................  $     344        $  2,537
    Trade receivables, net of allowance.........................................     40,288          39,063
    Accounts receivable - other.................................................      4,744           4,382
    Prepaid expenses and other current assets...................................      5,408           5,018
    Tires in service ...........................................................      4,017           3,555
    Income tax recoverable......................................................        975             960
    Current portion of notes receivable.........................................        575             683
    Deferred income tax assets .................................................      6,385           7,056
                                                                                   --------        --------
         Total current assets ..................................................     62,736          63,254
                                                                                   --------        --------
Property and equipment, at cost ................................................    154,614         150,535
    Less accumulated depreciation and amortization..............................     38,687          35,476
                                                                                   --------        --------
         Net property and equipment.............................................    115,927         115,059
                                                                                   --------        --------
Deposits .......................................................................        459             496
Tires in service ...............................................................      2,171           2,000
Notes receivable, net of current portion........................................        575             719
Intangible assets...............................................................        594             625
Goodwill, net of accumulated amortization.......................................     11,346          11,469
Other assets....................................................................      1,251           1,155
                                                                                   --------        --------
         Total assets...........................................................   $195,059        $194,777
                                                                                   ========        ========

    L I A B I L I T I E S  A N D   S T O C K H O L D E R S '    E Q U I T Y

Current liabilities:
    Accounts payable............................................................    $ 3,426        $  6,469
    Accrued expenses ...........................................................      19,331         18,301
    Bank borrowings and current maturities of long-term debt....................       3,431          3,508
    Current maturities of capital lease obligations.............................      17,910         16,949
                                                                                    --------       --------
         Total current liabilities..............................................      44,098         45,227
                                                                                    --------       --------
Long-term debt, net of current maturities ......................................      21,272         16,873
Capital lease obligations, net of current maturities............................      61,563         65,970
Deferred income tax  ...........................................................      14,658         14,373
                                                                                    --------       --------
         Total liabilities......................................................     141,591        142,443
                                                                                    --------       --------
Minority interest...............................................................          12             12
Stockholders' equity:
    Preferred stock, $1.00 par value, authorized 179,985 shares, issued and
          outstanding zero shares...............................................         ---            ---
    Common stock, $.033 par value, authorized 12,000,000 shares; issued
          7,786,430 shares at September 30, 1998 and June 30, 1998 .............         257            257
    Additional paid-in capital..................................................      56,667         56,664
    Retained earnings (deficit).................................................      (1,990)        (3,522)
    Accumulated comprehensive income............................................        (923)          (475)
    Treasury stock, at cost, 59,441 and 64,441 shares at September 30, 1998
      and June 30, 1998 respectively............................................        (555)          (602)
                                                                                    --------       --------
         Total stockholders' equity.............................................      53,456         52,322
                                                                                    --------       --------
         Total liabilities and stockholders' equity.............................    $195,059       $194,777
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

                                             CELADON GROUP, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (In thousands except per share amounts)
                                                 (Unaudited)

                                                                              For the three months ended
                                                                                       September 30,
                                                                              ---------------------------
                                                                                    1998          1997
                                                                                    ----          ----

Operating revenue....................................................             $72,113        $51,844
                                                                                  -------        -------

Operating expenses:
    Salaries, wages and employee benefits............................              19,190         17,481
    Fuel.............................................................               6,954          7,289
    Operating costs and supplies.....................................               6,588          3,986
    Insurance and claims.............................................               1,569          1,577
    Depreciation and amortization....................................               3,499          2,956
    Rent and purchased transportation ...............................              25,141         10,957
    Professional and consulting fees.................................                 305            415
    Communications and utilities.....................................               1,004            780
    Permits, licenses and taxes  ....................................               1,344            861
    Selling expenses.................................................               1,020            854
    General and administrative.......................................               1,136            665
                                                                                  -------        -------
      Total operating expenses.......................................              67,750         47,821
                                                                                  -------        -------

      Operating income ..............................................               4,363          4,023
                                                                                  -------        -------

Other (income) expense:
    Interest income..................................................                 (95)           ---
    Interest expense.................................................               1,995          1,284
    Other expense....................................................                   6            ---
                                                                                  -------        -------

    Income before income taxes.......................................               2,457          2,739
    Provisions for income taxes......................................                 925          1,068
                                                                                  -------        -------

      Net income.....................................................              $1,532         $1,671
                                                                                  =======        =======

Earnings per common share:
      Diluted and basic earnings per share...........................               $0.20          $0.22

Average shares outstanding:
      Diluted........................................................           7,851,186      7,708,063
      Basic..........................................................           7,726,663      7,622,580



     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)
                                   (Unaudited)



                                                                              For the three months ended
                                                                                       September 30,
                                                                              ---------------------------
                                                                                  1998             1997
                                                                                  ----             ----


Net income.......................................................                $ 1,532          $ 1,671

Other comprehensive income (expense).............................                   (448)             31
                                                                                --------          -------
Comprehensive income.............................................                $ 1,084          $ 1,702
                                                                                ========          =======







     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in thousands)
                                   (Unaudited)



                                                                             For the three months ended
                                                                                       September 30,
                                                                            -----------------------------
                                                                                 1998              1997
                                                                                 ----              ----
Continuing Operations:
Cash flows from operating activities:
    Net  income.............................................................    $ 1,532            $1,671
    Adjustments to reconcile net income to net cash provided
         by operating activities:
      Depreciation and amortization.........................................      3,499             2,956
      Provision for deferred income taxes...................................        284               808
      Provision for doubtful accounts.......................................        187                68
      Changes in assets and liabilities:
         Trade receivables..................................................     (1,412)            2,974
         Accounts receivable -- other.......................................       (362)             (168)
         Income tax recoverable.............................................        656               414
         Tires in service...................................................       (633)             (293)
         Prepaid expenses and other current  assets.........................       (390)             (292)
         Other assets.......................................................       (115)              116
         Accounts payable and accrued expenses..............................     (2,013)           (1,350)
                                                                                -------           -------
      Net cash provided by operating activities.............................      1,233             6,904
                                                                                -------           -------

Cash flows from investing activities:
   Proceeds from sale of property and equipment.............................        676
   Purchase of property and equipment.......................................     (5,134)           (1,174)
   Purchase of business, net of cash........................................        ---            (4,566)
   Disposals of property and equipment......................................         68               223
   (Increase) Decrease in deposits..........................................         37                (3)
                                                                                -------           -------
       Net cash used for investing activities...............................     (4,353)           (5,520)

Cash flows from financing activities:
   Proceeds from issuances of common stock..................................         51               ---
   Proceeds from bank borrowings and debt...................................      6,553             1,202
   Payments of bank borrowings and debt ....................................     (2,231)              ---
   Principal payments under capital lease obligations.......................     (3,446)           (2,833)
                                                                                -------           -------
      Net cash provided by (used for) financing activities .................        927            (1,631)
                                                                                -------           -------
   Decrease in cash and cash equivalents....................................     (2,193)             (247)
   Cash and cash equivalents at beginning of period.........................      2,537             1,845
                                                                                -------           -------
   Cash and cash equivalents at end of period...............................       $344            $1,598
                                                                                ========          =======


     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)


(1)     Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the general instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements and notes thereto of Celadon Group, Inc. (the "Company") for the years ended June 30, 1998, 1997 and 1996 included in the Company's Form 10-K and annual report to stockholders.

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


(2)     Segment and Geographical Information; Significant Customer

        The Company's operations consist of two divisions: van and flatbed, and the Company generates revenue from its operations in the United States, Canada and Mexico. Revenue from Chrysler accounts for a significant amount of the Company's total revenue.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                             (Dollars in thousands)
                                   (Unaudited)

Information as to the Company's operations by division is summarized below (in thousands):


                                                                  For the three months ended
                                                                         September 30,
                                                                  --------------------------
                                                                 1998               1997
                                                                 ----               ----
Operating revenue:
   Van..............................................           $65,727              $45,456
   Flatbed .........................................             6,386                6,388
                                                              --------             --------
        Total Revenue...............................           $72,113              $51,844
                                                              ========             ========

Operating income:
   Van  ............................................            $4,049               $3,771
   Flatbed .........................................               314                  252
                                                              --------             --------
        Total operating income......................             4,363                4,023
   Interest expense, (net)..........................             1,900                1,284
   Other expense ...................................                 6                  ---
                                                              --------             --------
   Net income before income taxes...................            $2,457               $2,739
                                                              ========             ========

Total assets:
   Van  ............................................          $184,592             $136,787
   Flatbed .........................................             8,697                8,510
                                                              --------             --------
        Total from operating divisions..............           193,289              145,297
   Discontinued operations .........................             1,770                5,482
                                                              --------             --------
        Total.......................................          $195,059             $150,779
                                                              ========             ========

Capital expenditures (including capital leases):
   Van  ............................................            $5,134               $8,851
   Flatbed .........................................               ---                  122
                                                              --------             --------
        Total.......................................            $5,134               $8,973
                                                              ========             ========

Depreciation and amortization:
   Van  ............................................            $3,439               $2,896
   Flatbed .........................................                60                   60
                                                              --------             --------
        Total.......................................            $3,499               $2,956
                                                              ========             ========


                               CELADON GROUP, INC.
            NOTES TO CONDENSED CONSOLIDATED STATEMENTS -- (CONTINUED)
                          (Dollar amounts in thousands)
                                   (Unaudited)

Information as to the Company's operations by geographic area is summarized below (in thousands):



                                                     For the three months ended
                                                           September 30,
                                                     -------------------------

                                                       1998             1997
                                                       ----             ----

Operating revenue
      United States.................                  $56,753          $49,777
      Canada (i)....................                   12,044            ----
      Mexico (ii)...................                    3,316            2,067
                                                     --------         --------
           Total ...................                  $72,113          $51,844
                                                     ========         ========

Income (loss) before income taxes
      United States.................                   $1,277           $2,589
      Canada (i)....................                      843            ----
      Mexico (ii)...................                      337              150
                                                     --------         --------
             Total   ...............                   $2,457           $2,739
                                                     ========         ========

 Total assets
      United States.................                 $174,782         $141,746
      Canada (i)....................                   14,835             ----
      Mexico (ii)...................                    4,316            2,265
      Europe (iii)..................                    1,126            1,286
                                                     --------         --------
            Total...................                 $195,059         $145,297
                                                     ========         ========

----------
(i)   Relates to the Company's van operations in Canada.
(ii)  Relates to the Company's van operations in Mexico.
(iii) Relates to the Company's discontinued freight forwarding operations based in the United Kingdom.

Significant Customer:

        Revenue from Chrysler accounted for approximately 24% and 39% of the Company's total revenue for the three months ended September 30, 1998 and 1997, respectively. The Company transports Chrysler after-market replacement parts and accessories within the United States and Chrysler original equipment automotive parts primarily between the United States and the Mexican border, which accounted for 28% and 72%, respectively, of the Company's revenue from Chrysler for the three months ended September 30, 1998 and 26% and 74%, respectively, of the Company's revenue from Chrysler for the three months ended September 30, 1997. Chrysler business is covered by two agreements, one of which covers the United States-Mexico business and the other of which covers domestic business. The international contract expires on December 31, 1999. The contract applicable to domestic business expires October 1, 2000. Historically, these contracts have been renewed upon expiration.

                               CELADON GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               September 30, 1998
                                   (Unaudited)




        Revenue from General Electric accounted for approximately 6% of the Company's total revenue for the three months ended September 30, 1998. In conjunction with the General Electric Transportation Services ("GETS") acquisition, the Company obtained a five year contract covering all loads shipped for General Electric Industrial Control Systems ("GEICS"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Acquisition History".

(3)     Income Taxes

        The Company's effective tax rate differs from the statutory federal tax rate of 35% due to state income taxes and certain expenses which are not deductible for income tax purposes. The effective tax rates for continuing operations for the three months ending September 30, 1998 and 1997 were 38% and 39%, respectively.

(4)     Hedging Activities, Commitments and Contingencies

        The Company has outstanding commitments to purchase approximately $17.7 million of revenue equipment at September 30, 1998.

        Standby letters of credit, not reflected in the accompanying consolidated financial statements, aggregated approximately $2.5 million at September 30, 1998.

        The Company, from time-to-time, enters into arrangements to protect against fluctuations in the price of the fuel used by its trucks. As of September 30, 1998, the Company had contracts to purchase fuel for future delivery in the months of October 1998 through May 1999. These contracts represent approximately 17% of the anticipated fuel requirements for those months. Additionally, the Company periodically acquires exchange-traded petroleum futures contracts and engages in various commodity collar transactions. Gains and losses on transactions, not designated as hedges, are recognized based on market value at the date of the financial statements. Transactions designated as hedges and therefore not marked-to-market value had a negative value of $195,000. The current and future delivery prices of fuel are monitored closely and transaction positions are adjusted accordingly. Total commitments are also monitored to ensure they will not exceed actual fuel requirements in any period. During the quarters ended September 30, 1998 and 1997, a loss of $267,000 and a gain of $174,000, respectively, on futures contracts and commodity collar transactions were included in fuel expense. To the extent that company hedges portions of its fuel purchases, it may not fully benefit from market decreases in fuel prices.

        There are various claims, lawsuits and pending actions against the Company and its subsidiaries incidental to the operation of its businesses. The Company believes many of these proceedings are covered in whole or in part by insurance and that none of these matters will have a material adverse effect on its consolidated financial position.

                               CELADON GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               September 30, 1998
                                   (Unaudited)



        The Company has been assessed approximately $750,000 by the State of Texas for Interstate Motor Carrier Sales and Use Tax for the period from April 1988 through June 1992. The Company disagrees with the State of Texas over the method used by the state in computing such taxes and intends to vigorously pursue all of its available remedies. On October 30, 1996, the company made a payment of $1.1 million, under protest, which includes interest to the date of payment and enables the Company to pursue resolution of the matter with the State of Texas Attorney General. In fiscal 1997, the Company filed its Original Petition against representatives of the State of Texas. The state responded and denied the Company's claims. As of September 30, 1998, the parties to the litigation were exchanging discovery requests and documentation. The Company has accrued an amount that management estimates is due based upon methods they believe are appropriate. While there can be no certainty as to the outcome, the Company believes that the ultimate resolution of this matter will not have a material adverse effect on its consolidated financial position.

        Two litigations have been filed by the same law firm in the Delaware Court of chancery in and for New Castle County (David Finkelstein v. Stephen Russell et al. (The "Finkelstein Action") and Lila Gold and Jocelyn Feuerstein
v. Stephen Russell et al. (The "Gold Action") (civil action nos. 16480NC and 16481NC, respectively)) challenging the proposed merger (the "Merger") of the Company and Laredo Acquisition Corp. ("Laredo"), a newly-formed wholly owned subsidiary of Odyssey Investment Partners, pursuant to the Agreement and Plan of Merger, dated as of June 23, 1998, by and between the Company and Laredo. Upon the effectiveness of the Merger, Laredo will be merged with and into the Company, the separate corporate existence of Laredo shall cease and the Company shall continue as the surviving corporation. In sum, these putative class actions allege that the $20.00 per share to be paid to stockholders pursuant to the Merger would permit management of the Company to acquire the public shares of for less than fair and adequate consideration because, inter alia, the intrinsic value of the Company's Common Stock is claimed to be (an unspecified amount) higher. The Cash Merger Price (as defined in the Merger Agreement) allegedly does not provide an adequate premium to the public stockholders of the Company and the Cash Merger Price is supposedly arbitrary, not the result of arm's length negotiations and reached without "shopping" the Company or taking other (unspecified) steps to ascertain the best price for the Company. Both actions named the Company and its directors and claim that the individual defendants breached their fiduciary duties to the Company and its stockholders. Odyssey Investment Partners, LLC is also named in the Finkelstein Action. The complaints seek certification of the class, certain injunctive and declaratory relief, recision of the Merger if it is consummated, and unspecified money damages and costs. No answer has yet been filed to these complaints. The Company intends to defend these suits vigorously. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments".

                               CELADON GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               September 30, 1998
                          (Dollar amounts in thousands)
                                   (Unaudited)



(5)     Pending Merger

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

(6)     Recent Developments

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

(7)     Supplemental Cash Flow Information

        During the three months ended September 30, 1998 and September 30, 1997 obligations in the amount of $3.5 million and $7.0 million, respectively, were incurred in connection with the purchase of, or option to purchase, revenue equipment and the associated tires in service.

        During the three months ended September 30, 1998 and September 30, 1997, the Company made interest payments of $1.5 million and $0.7 million, respectively.

Item 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements

       This Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such comments are based upon information currently available to management and management's perception thereof as of the date of this report being filed. Actual results of the Company's operations could materially differ from those forward looking statements. Such differences could be caused by a number of factors including, but not limited to, potential adverse affects of regulation and litigation; changes in competition and the effects of such changes; increased competition; change in fuel prices; changes in economic, political or regulatory environments; changes in the availability of a stable labor force; ability of the Company to hire drivers meeting Company standards; changes in management strategies; environmental or tax matters; viability to obtain and implement year 2000 ("Y2K") hardware and software; and risks described from time to time in reports filed by the Company with the Securities and Exchange Commission. Readers should take these factors into account in evaluating any such forward looking statements.


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


Results of Operations

Three months ended September 30, 1998 compared with the three months ended September 30, 1997

       Revenue. Consolidated revenue increased by $20.3 million or 39.1%, to $72.1 million for fiscal 1999 from $51.8 million for fiscal 1998.

       Revenue from the van division, which includes the operations of CTSI, the Company's largest business unit, as well as those of its Mexican subsidiary, Jaguar, and its Canadian subsidiary, Gerth, increased by $20.3 million or 44.6%, to $65.7 million in fiscal 1999 from $45.5 million in fiscal 1998. This increase in revenue was due to the acquired operations, as well as an increase in rate per mile and billings to customers for the

Mexican portion of their transportation. The increase in rates reflected price increases and the Company's continued efforts to focus on its core routes as well as an improvement in the Company's overall business mix. The number of tractors operated by the van division increased to 1,934 at September 30, 1998, compared to 1,587 at September 30, 1997.

       Revenue for the flatbed division, which operates under the name of Cheetah Transportation Company (Cheetah), was unchanged at $6.4 million. The number of owner-operated tractors in Cheetah's network was 252 at September 30, 1998 compared to 268 at September 30, 1997. Approximately 20 owner-operators transferred from Cheetah to CTSI in September 1998.

       Operating Income. Operating income increased by $0.3 million or 8.5%, to $4.4 million in fiscal 1999 from $4.0 million in fiscal 1998. The Company's operating ratio, which expresses operating expenses as a percentage of operating revenue, decreased from 92.2% in fiscal 1998 to 93.9% in fiscal 1999.

       Operating income within the van division increased by $0.3 million or 7.4%, to $4.0 million in fiscal 1999 from $3.8 million in fiscal 1998. The van division's operating ratio increased from 91.7% in fiscal 1998 to 93.8% in fiscal 1999. The increase in operating income was due to volume, and the increase in the operating ratio was attributable to an increase in the mix of capacity toward owner operators, the cost associated with Mexican transportation and an increase in maintenance expense.

       Operating income within the flatbed division increased by $0.1 million or 24.6%, to $0.3 million in fiscal 1999 from $0.2 million in fiscal 1998. The flatbed division's operating ratio decreased from 96.1% to 95.1%, as the business mix during the current quarter allowed more favorable margin attainment.

       Net Interest Expense. Net interest expense increased by $0.6 million or 46.2%, to $1.9 million in fiscal 1999 from $1.3 million in fiscal 1998. The increase was the result of the conversion of operating leases to capitalized leases and an increase in borrowings under the Company's credit facilities.

       Income Taxes. Income taxes decreased by $0.1 million or 13.4%, to $0.9 million in fiscal 1999 from $1.1 million in fiscal 1998. The decrease in income tax expense reflects the Company's lower pre-tax income partially offset by a reduction in the Company's effective tax rate to 38% in fiscal 1999 from 39% in fiscal 1998.

Liquidity and Capital  Resources

       The Company generated $1.2 million and $6.9 million in cash from operating activities for periods ended September 30, 1998 and September 30, 1997. In fiscal 1999, the decrease is primarily attributable to an increase in accounts receivable resulting from the acquisition of Gerth. Capital expenditures (including the value of equipment procured under capital leases) totaled $5.1 million and $8.9 million in fiscal 1999 and 1998, respectively. The Company has historically met its capital investment requirements with a combination of internally generated funds, bank financing, equipment lease financing (both capitalized and operating) and the issuance of common stock.

       At September 30, 1998, the Company had a credit facility aggregating $32.4 million. At September 30, 1998, $17.6 million was utilized as outstanding borrowings and $2.5 million was utilized for standby letters of credit.

       The Company has financed its capital requirements by obtaining lease financing on revenue equipment. At September 30, 1998, the Company had an aggregate of $79.4 million in capital lease financing at interest rates ranging from 5.7% to 10.6%, maturing at various dates through 2004. Of this amount, $17.9 million is due prior to September 30, 1999.

       As of September 30, 1998, the Company had 199 tractors on order for delivery in fiscal 1999 and 2000. A commitment for lease financing on these units has been obtained. Management believes that there are presently adequate sources of secured equipment financing together with its existing credit facilities and cash flow from operations to provide sufficient funds to meet the Company's anticipated working capital requirements. Additional growth in the tractor and trailer fleet beyond the Company's existing orders will require additional sources of financing.


Seasonality

       To date, the Company's revenues have not shown any significant seasonal pattern. However, because the Company's primary traffic lane is between the Midwest United States and Mexico, severe winter weather may have an unfavorable impact upon the Company's results of operations. Also, many manufacturers close or curtail their operations during holiday periods and observe vacation shutdowns, which may negatively impact the Company's operations in any particular period.


Inflation

       Many of the Company's operating expenses, including fuel costs and fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. The effects of inflation on the Company's business during fiscal 1999 and 1998 were not significant.


Recent Accounting Pronouncements

       Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Under the provisions of this statement, the Company has included a financial statement presentation of comprehensive income to conform to these new requirements. SFAS No. 130 requires the Company to record all foreign currency translation adjustments to comprehensive income, which prior to adoption were reported separately in stockholders' equity. As a consequence of this change, certain reclassifications will be necessary to previously reported amounts to achieve the required presentation of comprehensive income. Implementation of this disclosure standard did not affect the Company's financial position or results of operations.

       In June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, was issued. The statement must be adopted by the Company on June 30, 1999. Under provisions of this statement, the Company will be required to modify or expand the financial statement disclosures for operating segments, products and services, and geographic areas. Implementation of this disclosure standard will not affect the Company's financial position or results of operations.

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

Impact of the Year 2000

       An issue exists for all companies that rely on computers as the year 2000 approaches. The "Year 2000" problem is the result of the past practice in the computer industry of using two digits rather than four to identify the applicable year. This practice will result in incorrect results when computers perform arithmetic operations, comparisons or data field sorting involving years later than 1999. In an effort to assess its state of readiness for the technological challenges posed by the Year 2000 problem the Company has performed a complete inventory assessment of both its information technology ("IT") and non-IT systems. In assessing its level of readiness the Company considered the following to be the most important factors: (i) the level of compliance of the Company's central computer systems; (ii) the level of compliance of the software used in the Company's ongoing operations; (iii) the level of readiness of the Company's largest vendors; (iv) the level of readiness of the Company's largest customers; and (v) the level of compliance of the Company's non-IT systems. The Company's non-IT systems are Year 2000 compliant in all material respects.

       The Company's central computer systems are Year 2000 compliant, with the exception of minimal numbers of obsolete desktop personal computers ("PC's"). Obsolete PC's are routinely replaced with newer models by the Company as part of its ongoing technology maintenance. The Company relies on prepackaged, non-modified software programs for approximately 95% of its software needs. Most of these software programs are currently Year 2000 compliant, and upgrades are available for those software programs used by the Company that are not currently compliant. Upgrades on non-compliant software programs will be performed as an integral part of the Company's routine software upgrade program. The costs associated with the upgrades are included in the annual software support payments made by the Company to its software vendors.

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

       Notwithstanding any of the foregoing, there can be no assurance that the Company will not have to bear additional costs and expense in the future related to the Year 2000 problem.

Recent Developments

       On June 23, 1998, the Company and Laredo entered into the Merger Agreement, which contemplates the merger of Laredo with and into the Company at the effective time. Pursuant to the terms of the Merger Agreement, each stockholder of the Company shall receive $20.00 per share of Company Common Stock held by such stockholder upon consummation of the Merger. On September 18, 1998, the company announced that it had received written notice from Laredo that, as of September 15, 1998, the institution that is to provide the bridge financing for the Merger believed that it was not obligated to provide such financing due to the market conditions existing at that time. Laredo would have no obligation to consummate the Merger if financing were not available. As a result of the information available to the Company, including, without limitation, the notice from BT and the Company's understanding of current market conditions, the Company believes it is highly unlikely that the Merger will be consummated at the Cash Merger Price. Notwithstanding the Company's belief as to the likelihood that the Merger will be consummated, the Company is proceeding to take the actions required to close the Merger, including the mailing of this Proxy Statement and obtaining stockholder approval of the Merger at a special meeting of the stockholders scheduled to be held on November 30, 1998 (the "Special Meeting"). However, even if the Company's stockholders adopt and approve the Merger Agreement, there can be no assurance that the Merger will be consummated. See Notes 5 and 6 to the condensed consolidated financial statements included as part of this quarterly Form 10-Q report.

                           Part II - Other Information

Item 5.    Other

       On November 9, 1998, the Company solicited proxies for a special meeting of stockholders to be held at the Celadon Headquarters, One Celadon Drive, 9503 East 33rd Street, Indianapolis, Indiana 46235 on Monday, November 30, 1998 at 10:00 am (local time) for stockholders of record as of October 22, 1998. At the special meeting the Company's stockholders will be asked to consider and vote upon (i) a proposal to approve and adopt the Merger Agreement and (ii) a proposal to adjourn or postpone the special meeting in the event that the number of proxies obtained is not sufficient to insure approval and adoption of the Merger Agreement.



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





Date:   November 13, 1998