Form 10-Q
period 1998-12-31
CELADON GROUP INC
filed 1999-02-11
CIK 865941

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the period ended December 31, 1998

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

The number of shares outstanding of the Common Stock ($.033 par value) of the Registrant as of the close of business on February 5, 1999 was 7,749,990.

                               CELADON GROUP, INC.

                                    Index to

                           December 31, 1998 Form 10-Q


Part I.     Financial Information

      Item 1.  Financial Statements (Unaudited)

          Condensed consolidated balance sheets at December 31, 1998 and June 30, 1998......................................................................3

          Condensed consolidated statements of operations -  For the three and six months ended December 31, 1998 and 1997.......................................................4

          Condensed consolidated statements of comprehensive income -  For the three and six months ended December 31, 1998 and 1997............................................5

          Condensed consolidated statements of cash flows - For the six months ended
          December 31, 1998 and 1997.............................................................6

          Notes to condensed consolidated financial statements ..................................7

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations........................................................13

Part II.    Other Information

      Item 4.  Submission of Matters to a Vote of Security Holders..............................19

      Item 6.  Exhibits and Reports on Form 8-K.................................................20

                                             Part I - Financial Information

                                                  CELADON GROUP, INC.
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (Dollars in thousands)

                                                                                                  December 31,          June 30,
                                                                                                     1998                 1998
                                                                                                     -----                ----
                                                                                                  (unaudited)

                                                    A S S E T S
Current assets:

     Cash and cash equivalents...................................................................        $736            $2,537
     Trade receivables, net of allowance.........................................................      36,568            39,063
     Accounts receivable - other.................................................................       4,676             4,382
     Prepaid expenses and other current assets...................................................       5,281             5,018
     Tires in service ...........................................................................       4,198             3,555
     Income tax recoverable......................................................................          57               960
     Current portion of notes receivable.........................................................         575               683
     Deferred income tax assets .................................................................        6,021            7,056
                                                                                                    ----------      -----------
           Total current assets .................................................................      58,112            63,254
                                                                                                    ---------        ----------
Property and equipment, at cost .................................................................     159,670           150,535
     Less accumulated depreciation and amortization..............................................      41,980            35,476
                                                                                                    ---------        ----------
               Net property and equipment........................................................     117,690           115,059
                                                                                                     --------         ---------
Deposits  .......................................................................................         365               496
Tires in service ................................................................................       2,263             2,000
Notes receivable, net of current portion.........................................................         431               719
Intangible assets................................................................................         563               625
Goodwill, net of accumulated amortization........................................................      11,270            11,469
Other assets.....................................................................................       1,230             1,155
                                                                                                     --------       -----------
     Total assets................................................................................    $191,924          $194,777
                                                                                                     ========       ===========

     L I A B I L I T I E S  A N D   S T O C K H O L D E R S '    E Q U I T Y

  Current liabilities:

     Accounts payable............................................................................      $4,732            $6,469
     Accrued expenses ...........................................................................      19,204            18,301
     Bank borrowings and current maturities of long-term debt....................................       5,019             3,508
     Current maturities of capital lease obligations.............................................      16,500            16,949
                                                                                                     --------        ----------
           Total current liabilities.............................................................      45,455            45,227
                                                                                                     ---------       ----------
Long-term debt, net of current maturities .......................................................      19,736            16,873
Capital lease obligations, net of current maturities.............................................      59,002            65,970
Deferred income tax  ............................................................................      13,812            14,373
                                                                                                     ---------       ----------
     Total liabilities...........................................................................     138,005           142,443
                                                                                                     --------        ----------
Minority interest................................................................................          12                12
Stockholders' equity:

     Preferred stock, $1.00 par value, authorized 179,985 shares, issued and
            outstanding zero shares..............................................................          --                --
     Common stock, $.033 par value, authorized 12,000,000 shares; issued
            7,786,430 shares at December 31, 1998 and June 30, 1998 .............................         257               257
     Additional paid-in capital..................................................................      56,645            56,664
     Retained earnings (deficit).................................................................      (1,832)           (3,522)
     Accumulated comprehensive income............................................................        (790)             (475)
     Treasury stock, at cost, 39,107 and 64,441 shares at December 31, 1998
       and June 30, 1998 respectively............................................................        (373)             (602)
                                                                                                    ----------       -----------
           Total stockholders' equity............................................................      53,907            52,322
                                                                                                    ----------       -----------
           Total liabilities and stockholders' equity............................................    $191,924          $194,777
                                                                                                    ==========       ===========

         See accompanying notes to condensed consolidated financial statements.

                                               CELADON GROUP, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (In thousands except per share amounts)
                                                  (Unaudited)

                                                         For the three months ended        For the six months ended
                                                                 December 31,                   December 31,
                                                         --------------------------        ------------------------
                                                           1998            1997               1998           1997
                                                           ----            ----               ----           ----
Operating revenue                                        $69,402        $ 56,836            $141,515      $ 108,680
                                                         --------       --------            --------      ---------

Operating expenses:

    Salaries, wages and employee benefits..........        18,360         17,053              37,550         34,535
    Fuel...........................................         6,940          7,800              13,894         15,089
    Operating costs and supplies...................         6,998          4,493              13,586          8,479
    Insurance and claims...........................         1,664          1,773               3,233          3,351
    Depreciation and amortization..................         3,631          3,159               7,130          6,114
    Rent and purchased transportation..............        24,063         15,193              49,204         26,150
    Professional and consulting fees...............         1,091            423               1,396            838
    Communications and utilities...................         1,003            814               2,007          1,594
    Permits, licenses and  taxes...................         1,340          1,062               2,684          1,922
    Gain on sale of revenue equipment..............            --            (10)                 --            (10)
    Selling expenses...............................         1,004            902               2,024          1,756
    General and administrative.....................         1,171            603               2,307          1,268
                                                          -------        -------            --------     ----------
        Total operating expenses...................        67,265         53,265             135,015        101,086
                                                          -------        -------            --------       --------

Operating income...................................         2,137          3,571               6,500          7,594

Other (income) expense:

    Interest income................................          (17)           (285)               (112)          (348)
    Interest expense...............................        1,894           1,426               3,889          2,773
    Other expense, net.............................            4               2                  10              1
                                                          ------        --------             -------       --------
    Income before income taxes ....................          256           2,428               2,713          5,168
    Provision for income taxes.....................           98             915               1,024          1,983
                                                           ------        -------             -------        -------
      Net Income ..................................        $ 158         $ 1,513              $1,689        $ 3,185
                                                           ======        =======              ======        =======
Earnings per Common Share:
    Diluted Earnings Per Share.....................         $0.02          $0.20               $0.22          $0.41
    Basic Earnings Per Share.......................         $0.02          $0.20               $0.22          $0.42
Average Shares Outstanding:

    Diluted........................................         7,754          7,751               7,803          7,730
    Basic..........................................         7,730          7,649               7,728          7,636


         See accompanying notes to condensed consolidated financial statements.

                                       CELADON GROUP, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    (Dollars in thousands)
                                        (Unaudited)

                                                           For the three months ended      For the six months ended
                                                                  December 31,                   December 31,
                                                           --------------------------      ------------------------
                                                              1998           1997           1998           1997
                                                              ----           ----           ----           ----

Net income.......................................             $158         1,513          $1,689        $3,185

Other comprehensive income (loss)................              133           (64)           (315)          (33)
                                                            ------       --------         ------       -------


Comprehensive income.............................             $291        $1,449          $1,374        $3,152
                                                            ======       ========         ======        ======



     See accompanying notes to condensed consolidated financial statements.

                                      CELADON GROUP, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Dollars in thousands)
                                        (Unaudited)

                                                                                     For the six months ended
                                                                                           December 31,
                                                                                 --------------------------------
                                                                                    1998              1997
                                                                                    ----              ----
Continuing Operations:
Cash flows from operating activities:

    Net  income................................................................    $1,689             $3,185
    Adjustments to reconcile net income to net cash provided
         by operating activities:

         Depreciation and amortization.........................................     7,130              6,114
         Provision for deferred income taxes...................................      (561)               833
         Provision for doubtful accounts.......................................       236                 66
         Gain on sale of property and equipment................................        --                (10)
         Changes in assets and liabilities:

         Trade receivables.....................................................     2,259              5,672
         Accounts receivable -- other..........................................      (294)            (1,365)
         Income tax recoverable................................................     1,938                945
         Tires in service......................................................      (906)              (881)
         Prepaid expenses and other current  assets............................      (263)              (264)
         Other assets..........................................................        (4)               257
         Accounts payable and accrued expenses.................................      (834)            (2,878)
                                                                                 --------           --------
      Net cash provided by operating activities................................    10,390             11,674
                                                                                 --------           --------

Cash flows from investing activities:

   Proceeds from sale of property and equipment................................       676              2,506
   Purchase of property and equipment..........................................    (9,154)            (1,255)
   Purchase of business, net of cash...........................................        --             (4,626)
   Disposals of property and equipment.........................................       281                338
   Deposits....................................................................       131                (50)
                                                                                 --------           --------
      Net cash used for investing activities...................................    (8,066)            (3,087)

Cash flows from financing activities:

   Proceeds from issuances of common stock.....................................        --                250
   Purchase of common stock held in treasury...................................       (40)              (337)
   Proceeds from issuance of common stock held in treasury.....................       250                 72
   Proceeds from bank borrowings and debt......................................     7,535                 --
   Payments of bank borrowings and debt .......................................    (3,161)            (3,185)
   Principal payments under capital lease obligations..........................    (8,709)            (5,797)
                                                                                 --------           --------
      Net cash used for financing activities ..................................    (4,125)            (8,997)
                                                                                 --------           --------
   Decrease in cash and cash equivalents.......................................    (1,801)              (410)
   Cash and cash equivalents at beginning of period............................     2,537              1,845
                                                                                 --------           --------
   Cash and cash equivalents at end of period..................................      $736             $1,435
                                                                                 ========           ========

     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                                   (Unaudited)

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

(2)  Segment and Geographical Information; Significant Customers

     The Company's operations consist of two divisions: van and flatbed, and the Company generates revenue from its operations in the United States, Canada and Mexico. Revenue from Chrysler and General Electric accounts for a significant amount of the Company's total revenue.

                                 CELADON GROUP, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  December 31, 1998
                               (Dollars in thousands)
                                    (Unaudited)

Information as to the Company's operations by division is summarized below (in thousands):

                                                  For the three months ended   For the six months ended
                                                        December 31,                  December 31,
                                                  --------------------------   ------------------------
                                                   1998              1997         1998           1997
                                                   ----              ----         ----           ----

Operating revenue:

   Van......................................      $63,903        $50,655       $129,630       $96,111
   Flatbed..................................        5,499          6,181         11,885        12,569
                                                  -------        -------       --------      --------
       Total revenue........................      $69,402        $56,836       $141,515      $108,680
                                                  =======        =======       ========      ========

Operating income:

   Van......................................       $1,905        $ 3,150         $5,954       $ 6,921
   Flatbed..................................          232            421            546           673
                                                  -------        -------       --------      --------
       Total operating income...............        2,137          3,571          6,500         7,594
Interest expense, net.......................       (1,877)        (1,141)        (3,777)       (2,425)
Other (expense).............................           (4)            (2)           (10)           (1)
                                                  -------        -------       --------      --------
   Net income before incomes taxes..........        $ 256         $2,428         $2,713       $ 5,168
                                                  =======        =======       ========      ========


Total assets:

   Van....................................................................     $182,408      $138,255
   Flatbed................................................................        8,015         8,726
                                                                               --------      --------
       Total from operating divisions.....................................      190,423       146,981
   Discontinued operations................................................        1,501         4,582
                                                                               --------      --------
       Total..............................................................     $191,924      $151,563
                                                                               ========      ========

Capital expenditures (including capital leases):

   Van.....................................        $5,312        $ 8,121        $10,446       $16,972
   Flatbed..................................           --             --             --           122
                                                  -------        -------       --------      --------
       Total................................       $5,312        $ 8,121        $10,446      $ 17,094
                                                  =======        =======       ========      ========

Depreciation and amortization:

   Van......................................       $3,572        $ 3,099          $7,011       $ 5,995
   Flatbed..................................           59             60             119           119
                                                  -------        -------        --------      --------
       Total................................       $3,631        $ 3,159          $7,130       $ 6,114
                                                  =======        =======        ========       =======

                                         CELADON GROUP, INC.
                      NOTES TO CONDENSED CONSOLIDATED STATEMENTS -- (CONTINUED)
                                    (Dollar amounts in thousands)
                                            (Unaudited)

Information as to the Company's operations by geographic area is summarized below (in thousands):

                                                 For the three months          For the six months ended
                                                      December 31,                  December 31,
                                                 ----------------------        ------------------------
                                                  1998           1997           1998            1997
                                                  ----           ----           ----            ----

Operating revenue:
   United States.......................          $53,394        $54,585       $110,147         $104,362
   Canada (i)..........................           12,862             --         24,906               --
   Mexico (ii).........................            3,146          2,251          6,462            4,318
                                                 -------        -------       --------         --------
     Total.............................          $69,402        $56,836       $141,515         $108,680
                                                 =======        =======       ========         ========

Income (loss) before income taxes:

   United States.......................          $(1,485)       $ 2,183         $ (208)         $ 4,772
   Canada (i)..........................            1,368             --          2,211               --
   Mexico (ii).........................              373            245            710              396
                                                --------       --------       --------         --------
     Total.............................          $   256        $ 2,428        $ 2,713          $ 5,168
                                                ========       ========       ========         ========

Total assets:

   United States........................................................      $170,684         $147,995
   Canada (i)...........................................................        15,151               --
   Mexico (ii)..........................................................         5,015            2,324
   Europe (iii).........................................................         1,074            1,244
                                                                             ---------        ---------
     Total..............................................................      $191,924         $151,563
                                                                             =========        =========

(i)   Relates to the Company's van operations in Canada.
(ii)  Relates to the Company's van operations in Mexico.
(iii) Relates to the Company's discontinued freight forwarding operations based in the United Kingdom.

Significant Customer:

     Revenue from Chrysler accounted for approximately 23% and 36% of the Company's total revenue for the three months ended December 31, 1998 and 1997, respectively. The Company transports Chrysler after-market replacement parts and accessories within the United States and Chrysler original equipment automotive parts primarily between the United States and the Mexican border, which accounted for 30% and 70%, respectively, of the Company's revenue from Chrysler for the three months ended December 31, 1998 and 26% and 74%, respectively, of the Company's revenue from Chrysler for the three months ended December 31, 1997. Chrysler business is covered by a domestic contract and an international contract which covers the United States-Mexico business. The international contract expires on December 31, 1999. The contract applicable to domestic business expires October 1, 2000. Historically, these contracts have been renewed upon expiration.

                               CELADON GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                December 31, 1998
                                   (Unaudited)

     Revenue from General Electric accounted for approximately 5% of the Company's total revenue for the three months ended December 31, 1998. In conjunction with the General Electric Transportation Services ("GETS") acquisition, the Company obtained a five year contract covering all loads shipped for General Electric Industrial Control Systems ("GEICS"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Acquisition History".

(3)  Income Taxes

     The Company's effective tax rate differs from the statutory federal tax rate of 35% due to state income taxes and certain expenses which are not deductible for income tax purposes. The effective tax rates for the six months ended December 31, 1998 and 1997 were 37.7% and 38.4%, respectively.

(4)  Hedging Activities, Commitments and Contingencies

     The Company has outstanding commitments to purchase approximately $45.2 million of revenue equipment at December 31, 1998.

     Standby letters of credit, not reflected in the accompanying consolidated financial statements, aggregated approximately $2.5 million at December 31, 1998.

     The Company, from time-to-time, enters into arrangements to protect against fluctuations in the price of the fuel used by its trucks. As of December 31, 1998, the Company had contracts to purchase fuel for future delivery in the months of January 1999 through March 2000. These contracts represent approximately 6% of the anticipated fuel requirements for those months. Additionally, the Company periodically acquires exchange-traded petroleum futures contracts and engages in various commodity collar transactions. Gains and losses on transactions, not designated as hedges, are recognized based on market value at the date of the financial statements. Effective December 31, 1998, the Company liquidated all of its remaining hedge positions. During the quarters ended December 31, 1998 and 1997, losses of $729,000 and $387,000, respectively, on futures contracts and commodity collar transactions were included in fuel expense.

     There are various claims, lawsuits and pending actions against the Company and its subsidiaries incidental to the operation of its businesses. The Company believes many of these proceedings are covered in whole or in part by insurance and that none of these matters will have a material adverse effect on its consolidated financial position.

                               CELADON GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                December 31, 1998
                                   (Unaudited)

            The Company has been assessed approximately $750,000 by the State of Texas for Interstate Motor Carrier Sales and Use Tax for the period from April 1988 through June 1992. The Company disagrees with the State of Texas over the method used by the state in computing such taxes and intends to vigorously pursue all of its available remedies. On October 30, 1996, the company made a payment of $1.1 million, under protest, which includes interest to the date of payment and enables the Company to pursue resolution of the matter with the State of Texas Attorney General. In fiscal 1997, the Company filed its Original Petition against representatives of the State of Texas. The state responded and denied the Company's claims. As of December 31, 1998, the parties to the litigation were exchanging discovery requests and documentation. The Company has accrued an amount that management estimates is due based upon methods they believe are appropriate. While there can be no certainty as to the outcome, the Company believes that the ultimate resolution of this matter will not have a material adverse effect on its consolidated financial position.

                               CELADON GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                December 31, 1998
                          (Dollar amounts in thousands)
                                   (Unaudited)

(5)  Recent Developments

     On November 30, 1998, the Company received notice from Laredo Acquisition Corp. ("Laredo"), a newly-formed wholly-owned subsidiary of Odyssey Investment Partners, that Laredo was terminating in accordance with its terms, the Agreement and Plan of Merger (the "Merger Agreement") dated as of June 23, 1998, by and between Laredo and the Company. The Merger Agreement had been approved and adopted by the Company's shareholders at a special meeting held at the Company's headquarters on November 30, 1998. In terminating the Agreement, Laredo referenced its receipt of notice from the institution (Bankers Trust Corporation) that was to provide $125,000,000 in bridge financing for the contemplated merger (the "Merger") of Laredo with and into the Company, that the institution had concluded that under the market conditions existing as of November 30, 1998, it would not be obligated to provide the financing contemplated by the Merger Agreement and the commitment letter issued to Laredo with respect thereto. Because no funds had yet been disbursed thereunder, the commitment letter issued by Bankers Trust corporation terminated in accordance with its terms on November 30, 1998.

     If the Merger had been consummated, the separate existence of Laredo would have ceased as of the date of effectiveness and the Company would have continued as the surviving corporation (the "Surviving corporation"). Each share of common stock, par value $0.0033 of the Company was to be converted into the right to receive $20.00, except that certain officers and stockholders of the Company were to retain an aggregate of 320,000 shares of the Company's common stock in lieu of receiving the cash merger consideration, which shares would then be exchanged one-for-one for shares of common stock of the surviving corporation.

     The Company had previously announced on September 18, 1998, that it had received written notice from Laredo that Bankers Trust Corporation had concluded as of September 15, 1998 that it would not be obligated to provide the necessary financing for the Merger under the market conditions existing on that date.

     In the December 1998 quarter, the Company incurred a charge of approximately $1.2 million, or $0.10 per diluted common share, for transaction costs related to the above attempted Merger.

(6)  Supplemental Cash Flow Information

     During the three months ended December 31, 1998 and 1997 obligations in the amount of $3.8 million and $8.2 million, respectively and for the six months ended December 31, 1998 and 1997 obligations in the amount of $7.3 million and $15.2 million, respectively were incurred in connection with the purchase of, or option to purchase, revenue equipment and the associated tires in service.

     During the three months ended December 31, 1998 and 1997, the Company made interest payments of $1.9 million and $1.2 million, respectively and for the six months ended December 31, 1998 and 1997, the Company made interest payments of $3.9 million and $2.2 million, respectively.

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

     In May 1998, the Company acquired the assets of Gerth Transport (Gerth) for $13.8 million. The Company believes that Gerth is the leading Canadian truckload carrier to Mexico, having 301 tractors and 817 trailers as of June 30, 1998, and approximately $31.0 million of revenue in calendar 1997. The Company believes that this acquisition has strengthened its presence in Canada and provides additional density in its core north-south transport lanes.

Results of Operations

Three months ended December 31, 1998 compared with the three months ended December, 1997

     Revenue. Consolidated revenue increased by $12.6 million or 22.2%, to $69.4 million for fiscal 1999 from $56.8 million for fiscal 1998.

     Revenue from the van division, which includes the operations of CTSI, the Company's largest business unit, as well as those of its Mexican subsidiary, Jaguar, and its Canadian subsidiary, Gerth, increased by $13.2 million or 26.0%, to $63.9 million in fiscal 1999 from $50.7 million in fiscal 1998. This increase in revenue was due to the acquired operations of Gerth, as well as an increase in rate per mile and billings to customers for the Mexican portion of their transportation. The increase in rates reflected price increases and the Company's continued efforts to focus on its core routes as well as an improvement in the Company's overall business mix. The number of tractors operated by the van division, including 475 owner-operated tractors, increased to 2,002 at December 31, 1998, compared to 1,540, including 183 owner-operated tractors, at December 31, 1997.

     Revenue for the flatbed division, which operates under the name of Cheetah Transportation Company (Cheetah), decreased by $.7 million or 11.3%, to $5.5 million in fiscal 1999 from $6.2 million in fiscal 1998. The number of owner-operated tractors in Cheetah's network was 252 at December 31, 1998 compared to 276 at December 31, 1997. Approximately 20 owner-operators transferred from Cheetah to CTSI in September 1998.

     Operating Income. Operating income decreased by $1.5 million or 41.7%, to $2.1 million in fiscal 1999 from $3.6 million in fiscal 1998. Included in the December 1998 quarterly results is a charge of approximately $1.2 million, or $0.10 per diluted common share, of transaction costs incurred by the Company related to its previously announced expiration of its merger agreement with Odyssey Investment Partners and a charge of $729,000, or $0.06 per diluted common share, related to the significant decline in oil prices and the Company's selling out of its remaining futures position. The Company's operating ratio, which expresses operating expenses as a percentage of operating revenue, excluding the two one-time charges, increased from 93.7% in fiscal 1998 to 94.0% in fiscal 1999.

     Operating income within the van division decreased by $1.3 million or 40.6%, to $1.9 million in fiscal 1999 from $3.2 million in fiscal 1998. The van division's operating ratio, excluding the two one-time charges increased from 93.8% in fiscal 1998 to 94.0% in fiscal 1999. In addition to the two one-time charges described above, the increase in the mix of capacity toward owner-operators and an increase in maintenance expense decreased operating income.

     Operating income within the flatbed division decreased by $0.2 million or 50.0%, to $0.2 million in fiscal 1999 from $0.4 million in fiscal 1998. The flatbed division's operating ratio increased from 93.2% in fiscal 1998 to 95.8% in fiscal 1999. The increase in the operating ratio was due primarily to reduced volume from the transfer of approximately 20 owner-operators to the van division.

     Net Interest Expense. Net interest expense increased by $0.8 million or 72.7%, to $1.9 million in fiscal 1999 from $1.1 million in fiscal 1998. The increase was the result of the conversion of operating leases in January 1998 to capitalized leases and an increase in borrowings under the Company's credit facilities primarily resulting from the acquisition of Gerth in May 1998.

     Income Taxes. Income taxes decreased by $0.8 million or 88.9%, to $0.1 million in fiscal 1999 from $0.9 million in fiscal 1998. The decrease in income tax expense reflects the Company's lower pre-tax income. The Company's effective tax rate was 38.3% in fiscal 1999 and 37.7% in fiscal 1998.

     Six months ended December 31, 1998 compared with the six months ended December 31, 1997

     Revenue. Consolidated revenue increased by $32.8 million, or 30.2%, to $141.5 million in fiscal 1999 from $108.7 million in fiscal 1998.

     Revenue from the van division, which includes the operations of CTSI, the Company's largest business unit, as well as those of its Mexican subsidiary, Jaguar, and its Canadian subsidiary, Gerth, increased by $33.5 million, or 34.9%, to $129.6 million in fiscal 1999 from $96.1 million in fiscal 1998. This increase in revenue was due to the acquired operations, as well as an increase in rate per mile and billings to customers for the Mexican portion of their transportation. The increase in rates reflected price increases and the Company's continued efforts to focus on its core routes as well as an improvement in the Company's overall business mix. The number of tractors operated by the van division, including 475 owner-operated tractors, increased to 2,002 at December 31, 1998 compared to 1,540, including 183 owner-operated tractors, at December 31, 1997.

     Revenue from the flatbed division which, operates under the name of Cheetah Transportation Company, ("Cheetah") decreased by $.7 million, or 5.6% to $11.9 million in fiscal 1999 from $12.6 million in fiscal 1998, primarily as a result of a decrease in the network of owner-operated tractors to 252 at December 31, 1998 from 276 at December 31, 1997. Approximately 20 owner-operators transferred from Cheetah to CTSI in September 1998.

     Operating income. Operating income decreased by $1.1 million, or 14.5%, to $6.5 million in the fiscal 1999 period from $7.6 million in fiscal 1998. The Company's operating ratio, which expresses operating expenses as a percentage of operating revenue, increased from 93.1% in fiscal 1998 to 94.0% in fiscal 1999, excluding the two one-time charges in fiscal 1999.

     Operating income within the van division decreased by $0.9 million or 13.0%, to $6.0 million in fiscal 1999 from $6.9 million in fiscal 1998. The van division's operating ratio, excluding the two one-time charges increased from 92.8% in fiscal 1998 to 93.9% in fiscal 1999. In addition to the two one-time charges described above, the increase in the mix of capacity toward owner-operators and an increase in maintenance expense decreased operating income. These cost increases were partially offset by the operating income associated with the acquisition of Gerth in May 1998.

     Operating income within the flatbed division decreased $0.2 million or 28.6%, to $0.5 million in fiscal 1999 from $0.7 million in fiscal 1998. The flatbed division operating ratio increased from 94.7% in fiscal 1998 to 95.4% in the fiscal 1999. The increase in the operating ratio was due primarily to reduced volume from the transfer of approximately 20 owner-operators to the van division. This ratio is typically higher than the Company's truckload division since operating expense payments to owner operators generally exceed those generated by Company-owned equipment, as a percentage of revenue.

     Net Interest expense. Net interest expense increased by $1.4 million, or 58.3%, to $3.8 million in fiscal 1999 from $2.4 million in fiscal 1998. The increase was the result of the conversion of operating leases to capitalized leases and an increase in borrowings under the Company's credit facilities primarily resulting from the acquisition of Gerth in May 1998.

     Income taxes. Income taxes decreased by $1.0 million or 50%, to $1.0 million in fiscal 1999 from $2.0 million in fiscal 1998. The decrease in income tax expense reflects the Company's lower pre-tax income. The Company's effective tax rate was 37.7% in fiscal 1999 and 38.4% in fiscal 1999.

Liquidity and Capital Resources

     The Company's primary capital requirements in fiscal 1999 have been used to fund the acquisition of revenue equipment for the van division. These requirements have been met primarily by equipment leasing arrangements. The Company has historically met its capital investment requirements with a combination of internally generated funds, bank financing, equipment lease financing (both capitalized and operating) and the issuance of common stock.

     At December 31, 1998, the Company had a credit facility aggregating $32.4 million. At December 31, 1998, $16.0 million was utilized as outstanding borrowings and $2.5 million was utilized for standby letters of credit.

     The Company has financed its capital requirements by obtaining lease financing on revenue equipment. At December 31, 1998, the Company had an aggregate of $75.5 million in capital lease financing at interest rates ranging from 5.7% to 10.6%, maturing at various dates through 2004. Of this amount, $16.5 million is due prior to December 31, 1999.

     As of December 31, 1998, the Company had on order revenue equipment representing an aggregate capital commitment of $45.2 million. A commitment for lease financing on these units has been obtained. Management believes that there are presently adequate sources of secured equipment financing together with its existing credit facilities and cash flow from operations to provide sufficient funds to meet the Company's anticipated working capital requirements. Additional growth in the tractor and trailer fleet beyond the Company's existing orders will require additional sources of financing.

Seasonality

     To date, the Company's revenues have not shown any significant seasonal pattern. However, because the Company's primary traffic lane is between Canada, the Midwest United States and Mexico, severe winter weather may have an unfavorable impact upon the Company's results of operations. Also, many manufacturers close or curtail their operations during holiday periods and observe vacation shutdowns, which may negatively impact the Company's operations in any particular period.

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

Impact of the Year 2000

     An issue exists for all companies that rely on computers as the year 2000 approaches. The "Year 2000" problem is the result of the past practice in the computer industry of using two digits rather than four to identify the applicable year. This practice may result in incorrect results when computers perform arithmetic operations, comparisons or data field sorting involving years later than 1999. In an effort to assess its state of readiness for the technological challenges posed by the Year 2000 problem the Company has performed a complete inventory assessment of both its information technology ("IT") and non-IT systems. In assessing its level of readiness the Company considered the following to be the most important factors: (i) the level of compliance of the Company's central computer systems; (ii) the level of compliance of the software used in the Company's ongoing operations; (iii) the level of readiness of the Company's largest vendors; (iv) the level of readiness of the Company's largest customers; and (v) the level of compliance of the Company's non-IT systems. The Company's non-IT systems are Year 2000 compliant in all material respects.

     The Company's central computer systems are Year 2000 compliant, with the exception of minimal numbers of desktop personal computers ("PC's). These PC's are scheduled for replacement with newer models by the Company as part of its ongoing technology maintenance. The Company relies on prepackaged, non-modified software systems for approximately 95% of its software needs. These software systems have been upgraded and have been recognized as being Year 2000 compliant by the respective vendor.

     The Company has taken steps to encourage its suppliers and customers to become Year 2000 compliant in a timely manner, but there can be no assurances that such suppliers and customers will be Year 2000 compliant. The Company has received certifications from most of its suppliers indicating that they have taken, or will on a timely basis take, such measures as are necessary to become Year 2000 compliant. Failure of the Company's suppliers to be come Year 2000 compliant on a timely basis may cause the Company to utilize more labor intensive means to place orders and make payments.

     The Company's largest customer, Chrysler, is currently doing business with the Company using Year 2000 compliant technology. The Company does not know the extent to which all of its customers have completed or initiated Year 2000 remediation programs. In the event that the Company's customers do not install Year 2000 compliant systems, the Company may need additional clerical staff to perform certain tasks, such as order entry and cash posting, and to provide the information currently provided to customers electronically.

     Notwithstanding any of the foregoing, there can be no assurance that the Company will not have to bear additional costs and expense in the future related to the Year 2000 problem.

Recent Developments

     On November 30, 1998, the Company received notice from Laredo Acquisition Corp. ("Laredo"), a newly-formed wholly-owned subsidiary of Odyssey Investment Partners, that Laredo was terminating in accordance with its terms, the Agreement and Plan of Merger (the "Merger Agreement") dated as of June 23, 1998, by and between Laredo and the Company. The Merger Agreement had been approved and adopted by the Company's shareholders at a special meeting held at the Company's headquarters on November 30, 1998. In terminating the Agreement, Laredo referenced its receipt of notice from the institution (Bankers Trust Corporation) that was to provide $125,000,000 in bridge financing for the contemplated merger (the "Merger") of Laredo with and into the Company, that the institution had concluded that under the market conditions existing as of November 30, 1998, it would not be obligated to provide the financing contemplated by the Merger Agreement and the commitment letter issued to Laredo with respect thereto. Because no funds had yet been disbursed thereunder, the commitment letter issued by Bankers Trust corporation terminated in accordance with its terms on November 30, 1998.

     If the Merger had been consummated, the separate existence of Laredo would have ceased as of the date of effectiveness and the Company would have continued as the surviving corporation (the "Surviving corporation"). Each share of common stock, par value $0.0033 of the Company was to be converted into the right to receive $20.00, except that certain officers and stockholders of the Company were to retain an aggregate of 320,000 shares of the Company's common stock in lieu of receiving the cash merger consideration, which shares would then be exchanged one-for-one for shares of common stock of the surviving corporation.

     The Company had previously announced on September 18, 1998, that it had received written notice from Laredo that Bankers Trust Corporation had concluded as of September 15, 1998 that it would not be obligated to provide the necessary financing for the Merger under the market conditions existing on that date.

     In the December 1998 quarter, the Company incurred a charge of approximately $1.2 million, or $0.10 per diluted common share, for transaction costs related to the above attempted Merger.

Item 4.     Submission of Matters to a Vote of Security Holders

     Celadon Group, Inc. held a Special Meeting of shareholders on November 30, 1998. Proxies representing 5,693,641 shares of Common Stock or 73.69% of the total outstanding shares voted as follows:

Proposal I - Adoption and approval of Merger Agreement


                          For                 5,686,704
                      Against                     6,026
                      Abstain                       911

Proposal II -Adjournment of postponement of Special Meeting if necessary to obtain a sufficient number of proxies to ensure the success of Proposal I.


                          For                 5,549,771
                      Against                   142,025
                      Abstain                     1,845

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

                                             Celadon Group, Inc.
                                                (Registrant)




                                              /s/ Stephen Russell
                                      ---------------------------------------
                                      Stephen Russell, Chief Executive Officer


                                             /s/ Paul A. Will
                                      ---------------------------------------
                                       Paul A. Will, Chief Financial Officer
                                     (Chief Accounting Officer of the Company)



Date:   February 11, 1999