Form 10-Q
period 1999-03-31
CELADON GROUP INC
filed 1999-05-14
CIK 865941

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

                       FOR THE PERIOD ENDED MARCH 31, 1999

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

The number of shares outstanding of the Common Stock ($.033 par value) of the Registrant as of the close of business on May 7, 1999 was 7,751,657.

                               CELADON GROUP, INC.

                                    INDEX TO

                            MARCH 31, 1999 FORM 10-Q


PART I.       FINANCIAL INFORMATION

       Item 1.    Financial Statements (Unaudited)

           Condensed consolidated balance sheets at March 31, 1999
           and June 30, 1998.................................................................................3

           Condensed consolidated statements of operations -  For the three and nine months ended March 31, 1999 and 1998.....................................................................4

           Condensed consolidated statements of comprehensive income - For the three and nine months ended March 31, 1999 and 1998.........................................................5

           Condensed consolidated statements of cash flows - For the nine months ended
           March 31, 1999 and 1998...........................................................................6

           Notes to condensed consolidated financial statements..............................................7

       Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................................................13



PART II.      OTHER INFORMATION

       Item 5.    Other.....................................................................................18

       Item 6.    Exhibits and Reports on Form 8-K..........................................................18

                         PART I - FINANCIAL INFORMATION
                               CELADON GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                                                      MARCH 31,         JUNE 30,
                                                                                                        1999              1998
                                                                                                       -----              ----
                                   A S S E T S

Current assets:
     Cash and cash equivalents...................................................................   $    569          $   2,537
     Trade receivables, net of allowance.........................................................     39,447             39,063
     Accounts receivable - other.................................................................      4,675              4,382
     Prepaid expenses and other current assets...................................................      6,136              5,018
     Tires in service ...........................................................................      3,900              3,555
     Income tax recoverable......................................................................        ---                960
     Current portion of notes receivable.........................................................        575                683
     Deferred income tax assets .................................................................      6,021              7,056
                                                                                                    --------          ---------
           Total current assets .................................................................     61,323             63,254
                                                                                                    --------          ---------
Property and equipment, at cost .................................................................    152,684            150,535
     Less accumulated depreciation and amortization..............................................     40,035             35,476
                                                                                                    --------          ---------
           Net property and equipment............................................................    112,649            115,059
                                                                                                    --------          ---------
Deposits  .......................................................................................        167                496
Tires in service ................................................................................      2,328              2,000
Notes receivable, net of current portion.........................................................        144                719
Intangible assets................................................................................        531                625
Goodwill, net of accumulated amortization........................................................     11,111             11,469
Other assets.....................................................................................      1,172              1,155
                                                                                                    --------          ---------
     Total assets................................................................................   $189,425           $194,777
                                                                                                    ========          =========

     L I A B I L I T I E S  A N D   S T O C K H O L D E R S '    E Q U I T Y

  Current liabilities:
     Accounts payable............................................................................     $5,324             $6,469
     Accrued expenses ...........................................................................     18,568             18,301
     Bank borrowings and current maturities of long-term debt....................................      5,940              3,508
     Current maturities of capital lease obligations.............................................     15,429             16,949
     Income tax payable..........................................................................        421               ---
                                                                                                    --------          ---------
           Total current liabilities.............................................................     45,682             45,227
                                                                                                    --------          ---------
Long-term debt, net of current maturities .......................................................     18,121             16,873
Capital lease obligations, net of current maturities.............................................     56,097             65,970
Deferred income tax  ............................................................................     14,103             14,373
                                                                                                    --------          ---------
     Total liabilities...........................................................................    134,003            142,443
                                                                                                    --------          ---------
Minority interest................................................................................         12                 12
Stockholders' equity:
     Preferred stock, $1.00 par value, authorized 179,985 shares, issued and
            outstanding zero shares..............................................................        ---                ---
     Common stock, $.033 par value, authorized 12,000,000 shares; issued
            7,786,430 shares at March 31, 1999 and June 30, 1998 ................................        257                257
     Additional paid-in capital..................................................................     56,635             56,664
     Retained earnings (deficit).................................................................       (439)            (3,522)
     Accumulated comprehensive income............................................................       (699)              (475)
     Treasury stock, at cost, 34,773 and 64,441 shares at March 31, 1999
       and June 30, 1998 respectively............................................................       (344)              (602)
                                                                                                    --------          ---------
           Total stockholders' equity............................................................     55,410             52,322
                                                                                                    --------          ---------
           Total liabilities and stockholders' equity............................................   $189,425           $194,777
                                                                                                    ========          =========


     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                       FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                                              MARCH 31,                      MARCH 31,
                                                                       1999              1998          1999              1998
                                                                       ----              ----          ----              ----
Operating revenue                                                    $68,535           $56,010       $210,050          $164,690
                                                                     -------           -------       --------          --------

Operating expenses:
     Salaries, wages and employee benefits..................          18,864            16,647         56,414            51,182
     Fuel...................................................           6,468             7,066         20,362            22,155
     Operating costs and supplies...........................           6,243             5,048         19,829            13,527
     Insurance and claims...................................           1,833             1,484          5,066             4,835
     Depreciation and amortization..........................           3,478             3,396         10,548             9,510
     Rent and purchased transportation......................          22,868            14,807         72,072            40,957
     Professional and consulting fees.......................             471               329          1,867             1,167
     Communications and utilities...........................             888               837          2,895             2,431
     Permits, licenses and  taxes...........................           1,276               890          3,960             2,812
     Gain on sale of revenue equipment......................             ---               ---           ---                (10)
     General, administrative and selling....................           2,039             1,420          6,370             4,444
                                                                     -------           -------       --------          --------
         Total operating expenses...........................          64,428            51,924        199,383           153,010
                                                                     -------           -------       --------          --------

Operating income............................................           4,107             4,086         10,667            11,680

Other (income) expense:

     Interest income........................................             (26)              (85)          (138)             (433)
     Interest expense.......................................           1,828             1,782          5,716             4,555
     Other (income) expense, net............................              24               (88)            95               (86)
                                                                     -------           -------       --------          --------
     Income before income taxes ............................           2,281             2,477          4,994             7,644
     Provision for income taxes.............................             888               961          1,911             2,944
                                                                     -------           -------       --------          --------
       Net income ..........................................         $ 1,393           $ 1,516        $ 3,083           $ 4,700
                                                                     =======           =======       ========          ========
Earnings per common share:
     Diluted earnings per share.............................           $0.18             $0.20          $0.40             $0.61
     Basic earnings per share...............................           $0.18             $0.20          $0.40             $0.61
Average shares outstanding:

     Diluted................................................           7,773             7,744          7,793             7,734
     Basic..................................................           7,749             7,670          7,735             7,647



     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)



                                                                       FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                                              MARCH 31,                         MARCH 31,
                                                                              ---------                         ---------
                                                                        1999            1998                1999           1998
                                                                        ----            ----                ----           ----
Net income................................................             $1,393           $1,516              $3,083         $4,700

Other comprehensive income (loss).........................                 91              (84)               (224)          (117)
                                                                       ------          -------              ------         ------

Comprehensive income......................................             $1,484           $1,432              $2,859         $4,583
                                                                       ======          =======              ======         ======




     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                             NINE MONTHS ENDED
                                                                                                                 MARCH 31,
                                                                                                        ---------------------------
                                                                                                             1999             1998
                                                                                                            -----             ----
Cash flows from operating activities:
    Net income...............................................................................               $3,083           $4,700
    Adjustments to reconcile net income to net cash provided
      by operating activities:
       Depreciation and amortization.........................................................               10,548            9,510
       Provision for deferred income taxes...................................................                 (270)           1,643
       Provision for doubtful accounts.......................................................                  342              171
       Gain on sale of property and equipment................................................                  ---              (10)
       Changes in assets and liabilities:
          Trade receivables..................................................................                 (726)           1,333
          Accounts receivable -- other.......................................................                 (293)            (585)
          Income tax recoverable.............................................................                1,995            1,912
          Tires in service...................................................................                 (673)            (679)
          Other assets.......................................................................                 (842)              234
          Accounts payable and accrued expenses..............................................                 (878)          (2,446)
          Income tax payable.................................................................                  421              ---
                                                                                                         ---------         --------
       Net cash provided by operating activities.............................................               12,707           14,923
                                                                                                         ---------         --------

Cash flows from investing activities:
    Proceeds on sale of property and equipment...............................................                5,630            2,542
    Purchase of property and equipment.......................................................              (11,410)          (2,201)
    Purchase of business, net of cash .......................................................                  ---           (4,716)
    Disposals of property and equipment......................................................                  368              641
    Deposits.................................................................................                  329              (21)
                                                                                                         ---------         --------
         Net cash used for investing activities..............................................               (5,083)          (3,755)
                                                                                                         ---------         --------

Cash flows from financing activities:
    Proceeds from issuance of common stock...................................................                  ---              376
    Purchase of common stock held in treasury................................................                 (103)            (586)
    Proceeds from issuance of common stock held in treasury..................................                  332              835
    Proceeds from bank borrowings and debt...................................................                7,862                1
    Payments of bank borrowings and debt ....................................................               (4,182)          (2,160)
    Principal payments under capital lease obligations.......................................              (13,501)          (9,822)
                                                                                                         ---------         --------
         Net cash used for financing activities .............................................               (9,592)         (11,356)
                                                                                                         ---------         --------
    Decrease in cash and cash equivalents....................................................               (1,968)            (188)
    Cash and cash equivalents at beginning of period.........................................                2,537            1,845
                                                                                                         ---------         --------
    Cash and cash equivalents at end of period...............................................             $    569          $ 1,657
                                                                                                         =========         ========


     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the general instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements and notes thereto of Celadon Group, Inc. (the "Company") as of and for each of the three years in the period ended June 30, 1998.

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

                               CELADON GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 1999
                                   (UNAUDITED)

Information as to the Company's operations by division is summarized below (in thousands):


                                                         FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
                                                                   MARCH 31,                            MARCH 31,
                                                              1999              1998             1999              1998
                                                              ----              ----             ----              ----
Operating revenue:
    Van.............................................       $63,133           $ 49,607        $ 192,763         $145,719
    Flatbed.........................................         5,402              6,403           17,287           18,971
                                                           -------           --------         --------         --------
        Total revenue...............................       $68,535           $ 56,010         $210,050         $164,690
                                                           =======           ========         ========         ========

Operating income:
    Van.............................................       $ 3,800            $ 3,774          $ 9,814          $10,696
    Flatbed.........................................           307                312              853              984
                                                           -------           --------         --------         --------
        Total operating income......................         4,107              4,086           10,667           11,680
    Interest expense, net...........................        (1,802)            (1,697)          (5,578)          (4,122)
    Other income (expense)..........................           (24)                88              (95)              86
                                                           -------           --------         --------         --------
        Income before incomes taxes.................       $ 2,281           $  2,477         $  4,994         $  7,644
                                                           =======           ========         ========         ========

Total assets:
    Van.............................................                                          $181,527         $161,681
    Flatbed.........................................                                             7,898            8,077
                                                                                              --------         --------
        Total from operating divisions..............                                           189,425          169,758
    Discontinued operations.........................                                               ---            4,420
                                                                                              --------         --------
        Total.......................................                                          $189,425         $174,178
                                                                                              ========         ========

Capital expenditures (including capital leases):
    Van.............................................        $3,002            $22,904          $13,448          $39,876
    Flatbed.........................................            70                ---               70              122
                                                            ------            -------          -------          -------
        Total.......................................        $3,072            $22,904          $13,518          $39,998
                                                            ======            =======          =======          =======
Depreciation and amortization:
    Van.............................................        $3,418             $3,336          $10,369           $9,331
    Flatbed.........................................            60                 60              179              179
                                                            ------             ------          -------           ------
        Total.......................................        $3,478             $3,396          $10,548           $9,510
                                                            ======             ======          =======           ======

                               CELADON GROUP, INC.
            NOTES TO CONDENSED CONSOLIDATED STATEMENTS -- (CONTINUED)
                                 MARCH 31, 1999
                                   (UNAUDITED)

Information as to the Company's operations by geographic area is summarized below (in thousands):


                                                          FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                                  MARCH 31,                            MARCH 31,
                                                            1999               1998             1999             1998
                                                            ----               ----             ----             ----
Operating revenue:
    United States............................            $  53,059           $ 53,553         $163,206         $ 157,915
    Canada (i)...............................               12,296               ---            37,202               ---
    Mexico (ii)..............................                3,180              2,457            9,642             6,775
                                                         ---------           --------         --------         ---------
      Total..................................            $  68,535           $ 56,010         $210,050         $ 164,690
                                                         =========           ========         ========         =========


Income before income taxes:

    United States............................              $   960            $ 2,123           $  752          $  6,895
    Canada (i)...............................                  976               ---             3,187               ---
    Mexico (ii)..............................                  345                354            1,055               749
                                                           -------            -------           ------           -------
      Total..................................              $ 2,281            $ 2,477           $4,994           $ 7,644
                                                           =======            =======           ======           =======

Total assets:

    Unites States....................................................................         $165,760          $171,258
    Canada (i).......................................................................           17,054               ---
    Mexico (ii)......................................................................            6,611             2,920
                                                                                              --------          --------
      Total..........................................................................         $189,425          $174,178
                                                                                              ========          ========


    (i)        Relates to the Company's van operations in Canada.
    (ii)       Relates to the Company's van operations in Mexico.

Significant Customer:

          Revenue from Chrysler accounted for approximately 21% and 35% of the Company's total revenue for the three months ended March 31, 1999 and 1998, respectively. The Company transports Chrysler after-market replacement parts and accessories within the United States and Chrysler original equipment automotive parts primarily between the United States and the Mexican border, which accounted for 33% and 67%, respectively, of the Company's revenue from Chrysler for the three months ended March 31, 1999 and 28% and 72%, respectively, of the Company's revenue from Chrysler for the three months ended March 31, 1998. Chrysler business is covered by a domestic contract and an international contract which covers the United States-Mexico business. The international contract expires on December 31, 1999. The contract applicable to domestic business expires October 1, 2000. Historically, these contracts have been renewed upon expiration.

                               CELADON GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 1999
                                   (UNAUDITED)

          Revenue from General Electric accounted for approximately 5% of the Company's total revenue for the three months ended March 31, 1999. In conjunction with the General Electric Transportation Services ("GETS") acquisition in August 1997, the Company obtained a five year contract covering all loads shipped for General Electric Industrial Control Systems ("GEICS"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Acquisition History".

(3) INCOME TAXES

          The Company's effective tax rate differs from the statutory federal tax rate of 35% due to state income taxes and certain expenses which are not deductible for income tax purposes. The effective tax rates for the nine months ending March 31, 1999 and 1998 were 38.3% and 38.5%, respectively.

(4) HEDGING ACTIVITIES, COMMITMENTS AND CONTINGENCIES

          The Company has outstanding commitments to purchase approximately $67.0 million of revenue equipment at March 31, 1999.

          Standby letters of credit, not reflected in the accompanying consolidated financial statements, aggregated approximately $2.5 million at March 31, 1999.

          The Company, from time-to-time, enters into arrangements to protect against fluctuations in the price of the fuel used by its trucks. As of March 31, 1999, the Company had contracts to purchase fuel for future delivery in the months of April 1999 through March 2000. These contracts represent approximately 6% of the anticipated fuel requirements for those months. Additionally, the Company has periodically acquired exchange-traded petroleum futures contracts and engages in various commodity collar transactions. Gains and losses on transactions, not designated as hedges, are recognized based on market value at the date of the financial statements. Effective December 31, 1998, the Company liquidated all of its remaining hedge positions. During the quarter ended March 31, 1998, losses of $442,000 on futures contracts and commodity collar transactions were included in fuel expense.

          There are various claims, lawsuits and pending actions against the Company and its subsidiaries incidental to the operation of its businesses. The Company believes many of these proceedings are covered in whole or in part by insurance and that none of these matters will have a material adverse effect on its consolidated financial position.

                               CELADON GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 1999
                                   (UNAUDITED)

          The Company has been assessed approximately $750,000 by the State of Texas for Interstate Motor Carrier Sales and Use Tax for the period from April 1988 through June 1992. The Company disagrees with the State of Texas over the method used by the state in computing such taxes and intends to vigorously pursue all of its available remedies. On October 30, 1996, the company made a payment of $1.1 million, under protest, which includes interest to the date of payment and enables the Company to pursue resolution of the matter with the State of Texas Attorney General. In fiscal 1997, the Company filed its Original Petition against representatives of the State of Texas. The state responded and denied the Company's claims. As of March 31, 1999, the parties to the litigation were exchanging discovery requests and documentation. The Company has accrued an amount that management estimates is due based upon methods they believe are appropriate. While there can be no certainty as to the outcome, the Company believes that the ultimate resolution of this matter will not have a material adverse effect on its consolidated financial position.

(5)       SUPPLEMENTAL CASH FLOW INFORMATION

          During the three months ended March 31, 1999 and 1998, lease obligations in the amount of $0.8 million and $22.3 million, respectively, and for the nine months ended March 31, 1999 and 1998, lease obligations in the amount of $8.1 million and $37.5 million, respectively, were incurred in connection with the purchase of, or option to purchase, revenue equipment and the associated tires in service.

          During the three months ended March 31, 1999 and 1998, the Company made interest payments of $1.8 million, and for the nine months ended March 31, 1999 and 1998, the Company made interest payments of $5.7 million and $4.6 million, respectively.

                               CELADON GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 1999
                                   (UNAUDITED)

(6)       EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:


                                                          For the three months ended           For the nine months ended
                                                                    March 31,                           March 31,
                                                            1999                 1998             1999              1998
                                                            ----                 ----             ----              ----
Numerator for basic and
   diluted earnings per share, net income             $1,393,000              $1,516,000        $3,083,000       $4,700,000

Denominator:
Denominator for basic earnings
  per share-weighted-average shares.....               7,749,375               7,669,691         7,735,222        7,646,951

Effect of dilutive securities:
Employee stock options..................                  23,167                  71,383            55,640           79,320
Warrants................................                     380                   3,193             1,848            8,196
                                                       ---------                --------           -------          -------
Dilutive potential common shares                          23,547                  74,576            57,488           87,516

Denominator for diluted earnings
     per share-adjusted weighted-
     average shares and assumed
     conversions....................                   7,772,922               7,744,267         7,792,710        7,734,467

Basic earnings per share............                       $0.18                   $0.20             $0.40            $0.61
                                                           =====                   =====             =====            =====

Diluted earnings per share..........                       $0.18                   $0.20             $0.40            $0.61
                                                           =====                   =====             =====            =====

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1998

          Revenue. Consolidated revenue increased by $12.5 million or 22.3%, to $68.5 million for fiscal 1999 from $56.0 million for fiscal 1998.

          Revenue from the van division, which includes the operations of Celadon Trucking Services, Inc. ("CTSI"), the Company's largest business unit, as well as those of its Mexican subsidiary, Servicios de Transportacion Jaguar S.A. de CV ("Jaguar"), and its Canadian subsidiary, Gerth, increased by $13.5 million or 27.2%, to $63.1 million in fiscal 1999 from $49.6 million in fiscal 1998. This increase in revenue was due to the acquired operations of Gerth, as well as an increase in rate per mile and billings to customers for the Mexican portion of their transportation. The increase in rates reflected price increases and the Company's continued efforts to focus on its core routes as well as an improvement in the Company's overall business mix. The number of tractors operated by the van division, including 522 owner-operated tractors, increased to 1,975 at March 31, 1999, compared to 1,354, including 186 owner-operated tractors, at March 31, 1998.

          Revenue for the flatbed division, which operates under the name of Cheetah Transportation Company (Cheetah), decreased by $1.0 million or 15.6%, to $5.4 million in fiscal 1999 from $6.4 million in fiscal 1998. The number of owner-operated tractors in Cheetah's network was 211 at March 31, 1999 compared to 186 at March 31, 1998. Approximately 20 owner-operators transferred from Cheetah to CTSI in September 1998.

          Operating Income. Operating income remained constant at $4.1 million for fiscal 1999 and 1998. The Company's operating ratio, which expresses operating expenses as a percentage of operating revenue increased from 92.7% in fiscal 1998 to 94.0% in fiscal 1999.

          Operating income within the van division remained constant at $3.8 million for fiscal 1999 and 1998. The van division's operating ratio increased from 92.4% in fiscal 1998 to 94.0% in fiscal 1999. A higher mix of owner-operator capacity and an increase in maintenance expense resulted in the increased operating ratio.

          Operating income within the flatbed division remained constant at $0.3 million in fiscal 1999 and 1998. The flatbed division's operating ratio decreased from 95.2% in fiscal 1998 to 94.3% in fiscal 1999. The decrease in the operating ratio was due primarily to reduced insurance costs.

          Net Interest Expense. Net interest expense increased by $0.1 million or 6.2%, to $1.8 million in fiscal 1999 from $1.7 million in fiscal 1998. The increase was the result of additional capital leases and mortgage debt added in fiscal 1999 and an increase in borrowings under the Company's credit facilities primarily resulting from the acquisition of Gerth in May 1998.

          Income Taxes. Income taxes decreased by $0.1 million or 10.0%, to $0.9 million in fiscal 1999 from $1.0 million in fiscal 1998. The decrease in income tax expense reflects the Company's lower pre-tax income. The Company's effective tax rate was 38.9% in fiscal 1999 and 38.8% in fiscal 1998.

NINE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THE NINE MONTHS ENDED MARCH 31, 1998

          Revenue. Consolidated revenue increased by $45.4 million, or 27.6%, to $210.1 million in fiscal 1999 from $164.7 million in fiscal 1998.

          Revenue from the van division, which includes the operations of CTSI, the Company's largest business unit, as well as those of its Mexican subsidiary, Jaguar, and its Canadian subsidiary, Gerth, increased by $47.1 million, or 32.3%, to $192.8 million in fiscal 1999 from $145.7 million in fiscal 1998. This increase in revenue was due to the acquired operations, as well as an increase in rate per mile and billings to customers for the Mexican portion of their transportation. The increase in rates reflected price increases and the Company's continued efforts to focus on its core routes as well as an improvement in the Company's overall business mix. The number of tractors operated by the van division, including 522 owner-operated tractors, increased to 1,975 at March 31, 1999 compared to 1,354, including 186 owner-operated tractors, at March 31, 1998.

          Revenue from the flatbed division which, operates under the name of Cheetah Transportation Company, ("Cheetah") decreased by $1.7 million, or 9.0%, to $17.3 million in fiscal 1999 from $19.0 million in fiscal 1998, primarily as a result of a decrease in the network of owner-operated tractors to 252 at March 31, 1999 from 276 at March 31, 1998. Approximately 20 owner-operators transferred from Cheetah to CTSI in September 1998.

          Operating income. Operating income decreased by $1.0 million, or 8.5%, to $10.7 million in fiscal 1999 from $11.7 million in fiscal 1998. Included in fiscal 1999 is a charge of approximately $1.2 million, or $0.10 per diluted common share, of transaction costs incurred by the Company related to the expiration of its previously announced merger agreement with Odyssey Investment Partners, and a charge of $729,000, or $0.06 per diluted common share, related to a significant decline in oil prices and the Company's selling out of its remaining futures position. The Company's operating ratio, which expresses operating expenses as a percentage of operating revenue, increased from 92.9% in fiscal 1998 to 94.1% in fiscal 1999, excluding the two one-time charges in fiscal 1999.

          Operating income within the van division decreased by $0.9 million or 8.4%, to $9.8 million in fiscal 1999 from $10.7 million in fiscal 1998. The van division's operating ratio, excluding the two one-time charges increased from 92.7% in fiscal 1998 to 93.9% in fiscal 1999. In addition to the two one-time charges described above, the increase in the mix of capacity toward owner-operators and an increase in maintenance expense decreased operating income. These cost increases were partially offset by the operating income associated with the acquisition of Gerth in May 1998.

          Operating income within the flatbed division decreased $0.1 million or 10.0%, to $0.9 million in fiscal 1999 from $1.0 million in fiscal 1998. The flatbed division operating ratio increased from 94.8% in fiscal 1998 to 95.1% in the fiscal 1999. The increase in the operating ratio was due primarily to reduced volume from the transfer of approximately 20 owner-operators to the van division. This ratio is typically higher than the Company's van division since operating expense payments to owner operators generally exceed those generated by Company-owned equipment, as a percentage of revenue.

          Net Interest expense. Net interest expense increased by $1.4 million, or 33.3%, to $5.6 million in fiscal 1999 from $4.1 million in fiscal 1998. The increase was the result of additional capital leases and mortgage debt added in fiscal 1999 and an increase in borrowings under the Company's credit facilities primarily resulting from the acquisition of Gerth in May 1998.

          Income taxes. Income taxes decreased by $1.0 million or 34.5%, to $1.9 million in fiscal 1999 from $2.9 million in fiscal 1998. The decrease in income tax expense reflects the Company's lower pre-tax income. The Company's effective tax rate was 38.3% in fiscal 1999 and 38.5% in fiscal 1998.

LIQUIDITY AND CAPITAL  RESOURCES

          The Company's primary capital requirements in fiscal 1999 were for the acquisition of revenue equipment for the van division. The Company has financed its capital requirements by obtaining lease financing on revenue equipment. At March 31, 1999, the Company had an aggregate of $71.5 million in capital lease financing at interest rates ranging from 5.7% to 10.6%, maturing at various dates through 2004. Of this amount, $15.4 million is due prior to March 31, 2000. The Company has historically met its capital investment requirements with a combination of internally generated funds, bank financing, equipment lease financing (both capitalized and operating) and the issuance of common stock.

          As of March 31, 1999, the Company had on order revenue equipment representing an aggregate capital commitment of $67.0 million. A commitment for lease financing on these units has been obtained. Management believes that there are presently adequate sources of secured equipment financing together with its existing credit facilities and cash flow from operations to provide sufficient funds to meet the Company's anticipated working capital requirements. Additional growth in the tractor and trailer fleet beyond the Company's existing orders will require additional sources of financing.

          At March 31, 1999, the Company had a credit facility aggregating $32.4 million. At March 31, 1999, $16.0 million was utilized as outstanding borrowings and $2.5 million was utilized for standby letters of credit.

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

          The Company's central computer systems are Year 2000 compliant, with the exception of minimal numbers of desktop personal computers ("PC's"). These PC's are scheduled for replacement with newer models by the Company as part of its ongoing technology maintenance. The Company relies on prepackaged, non-modified software systems for approximately 95% of its software needs. These software systems have been upgraded and have been recognized as being Year 2000 compliant by the respective vendor.

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

                           PART II - OTHER INFORMATION


ITEM 5.  OTHER

          On May 7, 1999, the Company solicited proxies for its annual meeting of stockholders to be held at Celadon World Headquarters, One Celadon Drive, Indianapolis, Indiana 46235 on Friday, May 28, 1999 at 10:00 am (local time) for stockholders of record as of April 23, 1999.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8K

      (a)     Exhibits

              Exhibit 27 -          Financial Data Schedule

      (b)     Form 8-K              None

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               CELADON GROUP, INC.
                                                   (Registrant)



                                                 /s/ Stephen Russell
                                             ----------------------------
                                                    Stephen Russell
                                                Chief Executive Officer



                                                  /s/ Paul A. Will
                                             ----------------------------
                                                    Paul A. Will
                                                Chief Financial Officer

Date:    May 7, 1999