Form 10-K405
period 1999-06-30
CELADON GROUP INC
filed 1999-09-28
CIK 865941

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-23192

                               CELADON GROUP, INC.
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                                  13-3361050
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                 Identification Number)

            9503 EAST 33RD STREET
              INDIANAPOLIS, IN                                 46235
  (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (317) 972-7000

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock ($0.033 Par Value)

   Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
   requirements for the past 90 days. Yes X    No___
                                         ---
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

   As of September 16, 1999, the aggregate market value of the Common Stock held by non-affiliates of the Registrant (3,903,275 shares) was approximately $31,226,200 (based upon the closing price of such stock on September 16, 1999). The number of shares outstanding of the Common Stock ($0.033 par value) of the Registrant as of the close of business on September 16, 1999 was 7,776,557.

                               CELADON GROUP, INC
                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                            Document and Location
                                                                            ---------------------
PART I

        ITEM 1.       Business..................................................Page 3 herein
        ITEM 2.       Properties................................................Page 9 herein
        ITEM 3.       Legal Proceedings.........................................Page 10 herein
        ITEM 4.       Submission of Matters to a Vote of Security Holders.......Page 10 herein

PART II

        ITEM 5.       Market for Registrant's Common Stock and Related
                        Stockholder Matters.....................................Page 11 herein
        ITEM 6.       Selected Financial Data...................................Page 12 herein
        ITEM 7.       Management's Discussion and Analysis of Financial
                        Condition and Results of Operations.....................Page 13 herein
        ITEM 8.       Financial Statements and Supplementary Data...............Page 20 herein
        ITEM 9.       Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosures....................Page 44 herein

PART III

        ITEM 10.
        Directors and Executive Officers of the Registrant......................Page 1 of Proxy Statement
        ITEM 11.
        Executive Compensation..................................................Page 5 of Proxy Statement
        ITEM 12.
        Security Ownership Principal Stockholders
          and Management........................................................Page 12 of Proxy Statement
        ITEM 13.
        Certain Relationships and Related Transactions..........................Page 14 of Proxy Statement

PART IV

        ITEM 14.      Exhibits, Financial Statement Schedules and
                        Reports on Form 8-K.....................................Page 45 herein

SIGNATURES......................................................................Page 51 herein


                                     PART I

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information in Items 1, 2, 3, 7 and 8 of this Form 10-K include information that is forward looking, such as the Company's opportunities to increase revenue from its truckload and flatbed services, its exposure to fluctuations in foreign currencies, its anticipated liquidity and capital requirements and the results of legal proceedings. The matters referred to in forward looking statements could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, the availability of drivers and fuel, as well as certain other risks described in Item 1 under "Competition" and "Regulation", and "Cargo Liability Insurance and Legal Proceedings," and in Item 3 in "Legal Proceedings" and in
Item 7 in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-K.

Item 1. Business

THE COMPANY

        Celadon was formed in 1985 primarily to provide trucking services for DaimlerChrysler Corporation ("DaimlerChrysler") to and from its Mexican assembly plants. Due to both increased trade between the United States and Mexico and completion of the recent acquisitions, the Company has developed a strong record of revenue growth and has diversified its customer base to include over 4,000 accounts in a variety of industries.

        Celadon Group, Inc. (collectively, with its subsidiaries, the "Company") is a leading trucking company that specializes in providing and arranging truckload transport services from the United States and Canada to and from locations in Mexico. Through its sales force in the United States Canada and Mexico, its 75% ownership interest in Servicios de Transportacion Jaguar S.A. de CV ("Jaguar"), and its relationships with other key Mexican carriers, the Company is one of a limited number of companies that is able to provide or arrange for door-to-door transport service between points in the United States and Canada and Mexico. The Company also provides van truckload transport services within the United States, and flatbed trucking services within the United States and to the Mexican border, through a network of independent agents and operators coordinated by its subsidiary, Cheetah Transportation Company ("Cheetah").

        During fiscal 1998, the Company completed two acquisitions. The net assets of General Electric Transportation Services ("GETS"), a unit of General Electric Company, were acquired in September 1997 (the "GETS Acquisition"). The operations of GETS were subsequently merged into the operations of Celadon Trucking Services, Inc. ("CTSI"), the largest subsidiary of the Company. In connection with the GETS Acquisition, the Company obtained a five-year contract to continue to provide transportation services to General Electric Industrial Control Systems ("GEICS") which expires in September 2002. In May 1998, the Company acquired the net assets of Gerth Transport ("Gerth"), a Canadian motor carrier specializing in transportation to and from Mexico, (the "Gerth Acquisition"). The Gerth Acquisition allowed the Company to enhance its service offering to and from Canada.

        The Company is headquartered in Indianapolis, Indiana and maintains a regional network of nine terminals within the Ontario, Canada to Laredo, Texas corridor and three terminals within Mexico, which enables the Company to focus primarily on north-south trucking lanes. The Company currently operates a fleet of approximately 2,300 tractors and 5,750 trailers.

INDUSTRY OVERVIEW

        The full truckload market is defined by the quantity of goods, generally over 10,000 pounds, shipped by a single customer and is divided into several segments by the type of trailer used to transport the goods. These segments include van, temperature-controlled, flatbed, and tank carriers. The Company participates primarily in the van and to a lesser degree the flatbed portion of the North American truckload market. The markets within the United States, Canada, and Mexico are fragmented, with many competitors.

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

SERVICES PROVIDED

               The Company provides and arranges for long-haul, time sensitive, full truckload transport of goods between the United States and Canada and Mexico. The Company provides van truckload carriage through three operating units: CTSI, headquartered in Indianapolis, Gerth, headquartered in Kitchener, Ontario and Jaguar, headquartered in Mexico City, Mexico. Because most international shipments are carried on through-trailer service on U.S. or Canadian trailers, Mexican carriers use the Company's trailers. As a result, the Company maintains an above average trailer to tractor ratio. The Company utilized, 2,283 tractors (of which 790 were owner-operators) and 5,758 trailers as of June 30, 1999, and transported in excess of 169,000 full truckload shipments during fiscal 1999. Additionally, the Company's fleet of revenue equipment has grown consistently since the Company's inception to accommodate the strong growth in freight movement to and from Mexico. The Company provides flatbed carriage through its subsidiary Cheetah, which is headquartered in Mooresville, North Carolina. Flatbed services are employed for commodities such as steel coils, lumber and other building materials because of their special loading requirements and for shipments of large or oversized freight. Cheetah has recently expanded its flatbed service to Mexico.

CUSTOMERS

        The Company targets large service-sensitive customers with time-definite delivery requirements and provides services tailored to customer specific needs throughout the United States, Canada and Mexico. The Company's customers frequently ship in the north-south lanes (i.e. to and from locations in Mexico and to and from locations in the United States and Canada, primarily in the Midwestern and Eastern United States and Eastern Canada). The Company currently services in excess of 4,000 trucking customers. Those customers generally require high quality service and information regarding their shipments. Service to these customers is enhanced by the division's strategy of using a high percentage of driver teams, a high trailer-to-tractor ratio, state-of-the-art technology, well maintained, late-model tractors and trailers, and 24-hours a day, seven-days a week dispatch and reporting services. The principal types of freight transported by the division include automotive parts, paper products, manufacturing parts, semi-finished products, textiles, appliances, and toys.

        The Company's largest customer is DaimlerChrysler, which accounted for approximately 42%, 37%, and 25% of the Company's total revenue for fiscal 1997, 1998, and 1999, respectively. The Company transports DaimlerChrysler original equipment automotive parts primarily between the United States and Mexico and DaimlerChrysler after-market replacement parts and accessories within the United States. Of the total revenue received in fiscal 1999 from DaimlerChrysler, approximately 26% was derived from the Company's transportation of after-market replacement parts and accessories within the United States and approximately 74% was derived from shipments of original equipment automotive parts between the United States and Mexico. The Company has been doing business with DaimlerChrysler since the Company's inception. The Company's most recent agreements with DaimlerChrysler are covered by two three-year contracts with the Chrysler division, one of which covers the United States-Mexico business and the other of which covers domestic business in addition to one two-year contract which covers the United States-Mexico business for the Freightliner division. The international contract for the Chrysler division expires in December 1999 and the domestic contract for the Chrysler division expires in October 2000. The international contract for the Freightliner division expires in April 2001. GEICS is the Company's next largest customer, accounting for approximately 5% of total revenue. No other customer accounted for more than 5% of the Company's total revenue during any of its three most recent fiscal years.

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

        The Company uses computer and satellite technology for customer service, dispatch, equipment control, driver communications, electronic data interchange, and administrative purposes. CTSI and Jaguar have equipped all of their tractors with QUALCOMM mobile communication terminals, which allow information to be passed to and from the driver and the Company instantaneously. The Company intends to equip the Gerth tractors in fiscal 2000. Customer order information, load tracking, and service performance are all monitored using the latest in mobile communication technology. The Company introduced Cela-Trac, an Internet based tracking system, in August 1998, which allows customers to track their own loads through the Company's operating system.

PERSONNEL AND DRIVERS

        At June 30, 1999, the Company employed 2,070 persons, of whom 1,364 were drivers, 151 were truck maintenance personnel and 555 were administrative personnel. None of the Company's drivers or other employees are represented by a union or a collective bargaining unit.

        Driver recruitment, retention, and satisfaction are essential components of the Company's success. Drivers are selected in accordance with specific guidelines, relating primarily to safety records, driving experience, and personal evaluations, including a physical examination and mandatory drug testing. The Company's drivers attend an orientation program and ongoing driver efficiency and safety programs. The percentage of drivers with less than one year of service in the Company's CTSI subsidiary decreased from 50% at the end of June 1998 to 44% by the end of June 1999. As of June 30, 1999, the average length of time that CTSI drivers had been employed by the Company was approximately 2.1 years.

        CTSI utilizes driver teams in instances where customers' transit requirements or operating efficiencies dictate the need for such team services. The Company balances the use of driver teams against the number of available trucks and, in certain circumstances, has split teams to improve utilization of available equipment. As of June 30, 1999, approximately 20% of CTSI's seated tractors were operated by driver teams.

        Historically, the Company utilized owner-operators exclusively for flatbed shipments. However, with the GETS Acquisition and Gerth Acquisition, owner-operator capacity was added to the Company. Owner-operators are independent contractors who, through a contract with the Company, supply one or more tractors and drivers for Company use. Owner-operators must pay their own tractor expenses, fuel, maintenance and driver costs and must meet specified Company guidelines with respect to safety. As June of 30, 1999, owner-operators provided 35% of the Company's capacity.

REVENUE EQUIPMENT

        The Company's equipment strategy is to utilize premium late-model tractors, maintain a high trailer to tractor ratio, actively manage equipment throughout its life cycle and employ a comprehensive service and maintenance program.

        The Company's fleet is comprised of tractors manufactured by Freightliner and Peterbilt to the Company's specifications, which the Company believes helps attract and retain drivers and to minimize maintenance and repair costs. The Company owns or leases most of its tractors and trailers and as of June 30, 1999, utilized 790 tractors owned by independent owner-operators.

        As of June 30, 1999, the average age of the Company's owned and leased tractors and trailers was approximately 3.7 years and 4.7 years, respectively. The average age of the Company's U.S. operations linehaul over-the-road tractors was approximately 2.9 years at June 30, 1999. The Company utilizes a comprehensive maintenance program to minimize downtime, enhance the resale value of its revenue equipment, and control its maintenance costs. Centralized purchasing of spare parts and tires, and centralized control of over-the-road repairs are also used to control costs. The Company generally replaces its tractors every five years, although it retains some older tractors for use on shorter haul routes (including drayage) where they can be utilized more economically. The Company further reduces exposure to declines in the resale value of the Company's equipment by entering into agreements with certain manufacturers providing for pre-established resale values upon trade-in of existing equipment.

        The following table shows by type and model year the Company's revenue equipment at June 30, 1999:

        Model Year  .................................. Tractors       Trailers
        ----------                                     --------       --------
        2000      ....................................       65            ---
        1999      ....................................      134            354
        1998      ....................................      167            391
        1997      ....................................      164            168
        1996      ....................................      359          1,804
        1995      ....................................      383          1,046
        1994      ....................................       21            368
        1993      ....................................       55            666
        1992      ....................................        4            192
        1991      ....................................        1             56
        Pre-1991  ....................................       12            713
                                                          -----          -----
           Total  ....................................    1,365          5,758
                                                          =====          =====

        The Company maintains its 3.0 to 1 trailer-to-tractor ratio (including van truckload owner-operator equipment) in order to provide availability in Mexico and to allow it to leave extra trailers with its high volume shippers to load and unload at their convenience. As of June 30, 1999, the Company had 400 tractors on order for delivery in fiscal 2000. Additional growth in the tractor and trailer fleet beyond the Company's existing orders will require additional sources of financing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

SALES AND MARKETING

        The Company's primary sales and marketing focus is to generate additional north-south freight and to support its customers in the movement of freight to and from the United States, Canada and Mexico. The Company has sales and marketing operations located in the United States, Canada and Mexico. The Company has national account managers, regional account mangers and customer service representatives to service its customers. The sales and marketing personnel in the various offices work together to source northbound and southbound transport, in addition to drayage. The Company's sales force also works closely with the Mexican carriers with whom the Company has a relationship.

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

Fuel

        The Company's fuel strategy is designed to minimize the overall cost of fuel. To accomplish this, the Company has historically hedged a portion of its fuel needs through the purchase of fuel futures contracts. In addition, the Company is able to pass on a portion of increases in fuel cost to certain of its customers through fuel surcharges when the price of fuel rises above a certain specified level. The Company also purchases fuel in bulk for use at its terminals and contracts with truck-stop fuel chains for discounts in exchange for high quantity purchasing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Fuel Purchase."

COMPETITION

        While the truckload industry is highly competitive and fragmented, the Company is one of a limited number of companies that is able to provide or arrange for door-to-door transport service between points in the United States and Canada and Mexico. Although both service and price drive competition in the premium long-haul, time sensitive portion of the market, the Company relies primarily on its high level of service to attract customers. This strategy requires the Company to focus on market segments that employ just-in time inventory systems and other premium services. Competitors include other long-haul truckload carriers and, to a lesser extent, medium-haul truckload carriers and railroads.

REGULATION

        The Company's operations are regulated and licensed by various U.S. federal and state, Canadian provincial and Mexican federal agencies. Interstate motor carrier operations are subject to safety requirements prescribed by the Department of Transportation. Such matters as weight and equipment dimensions are also subject to United States federal and state and Canadian provincial regulations. The company operates in the United States throughout the 48 contiguous states pursuant to operating authority granted by the Federal Highway Administration, in various Canadian provinces pursuant to operation authority granted by the Ministries of Transportation and Communications in such provinces, and within Mexico pursuant to operating authority granted by Secretaria de Communiciones y Transportes. To the extent that the Company conducts operation outside the United States, the Company is subject to the Federal Corrupt Practices Act, which generally prohibits United States companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping otherwise obtaining favorable treatment.

CARGO LIABILITY, INSURANCE, AND LEGAL PROCEEDINGS

        The Company is a party to routine litigation incidental to its business, primarily involving claims for bodily injury or property damage incurred in the transportation of freight. The Company is responsible for the safe delivery of the cargo. Since April 1998, the Company has been fully insured in the U.S. and Canada with no deductible for bodily injury and property damage, and the Company is self-insuring to $15,000 per occurrence for truck damage claims, $2,000 per occurrence for trailer damage, $150,000 for workers' compensation and $10,000 per occurrence for cargo loss. The Company maintains separate insurance in Mexico, consisting of bodily injury and property damage, cargo, and equipment damage coverage with minimum deductibles. Management believes its uninsured exposure is conservative for the industry. Consequently, the Company does not believe that the litigation and claims experienced will have a material impact on the Company's financial position or results of operations.

ITEM 2. PROPERTIES

         The Company operates an international network of twelve terminal locations, including facilities in Laredo and El Paso, Texas, which are the two largest inland freight gateway cities between the United States and Mexico. Operating terminals are currently located in the following cities:

             United States                        Mexico                     Canada
             -------------                        ------                     ------
Denton, TX              Indianapolis, IN       Guadalajara               Kitchener, ON
Detroit, MI             Laredo, TX             Mexico City
El Paso, TX             Mooresville, NC        Monterrey
Ft. Wayne, IN                                  Nuevo Laredo
Goodletsville, TN

         Both the Laredo and Indianapolis facilities include administrative functions, lounge and sleeping facilities for drivers, parking, fuel and truck washing facilities. The Company's executive and administrative offices occupy four buildings located on 30 acres of property in Indianapolis, Indiana.

ITEM 3. LEGAL PROCEEDINGS

         See discussion under ACargo Liability, Insurance, and Legal
Proceedings."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Celadon Group, Inc. held its regular Annual Meeting of Stockholders on May 28, 1999. Proxies representing 6,169,755 shares of common Stock or 79.59% of the total outstanding shares voted at the Annual Meeting.

Proposal I - (Elections of Directors)        Voted For               Vote Withheld
                                             ---------               -------------
         Stephen Russell                     6,119,958                   49,797
         Paul A. Biddelman                   6,119,958                   49,797
         Michael Miller                      6,119,958                   49,797
         Kilin To                            6,119,958                   49,797
         Joel E. Smilow                      6,119,858                   49,897

Proposal II - (Ratification of appointment of Ernst & Young LLP as auditors)

         For                                 6,134,599
         Against                                33,082
         Abstain                                 2,074

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

           FISCAL 1998                          HIGH             LOW

    Quarter ended September 30, 1997            $15.75        $11.13
    Quarter ended December 31, 1997             $17.00        $12.88
    Quarter ended March 31, 1998                $16.00        $13.00
    Quarter ended June 30, 1998                 $19.25        $12.75

           FISCAL 1999

    Quarter ended September 30, 1998            $ 19.38       $ 9.38
    Quarter ended December 31, 1998             $ 15.19       $ 7.00
    Quarter ended March 31, 1999                $ 14.50       $ 7.88
    Quarter ended June 30, 1999                 $ 10.50       $ 7.38


           On September 16, 1999, there were approximately 1,500 holders of the Company's Common Stock, and the closing price of the Company's Common Stock was $8.00.

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

                                                               Fiscal year ended June 30,
                                             ----------------------------------------------------------------
                                             1999           1998          1997            1996           1995
                                             ----           ----          ----            ----           ----
                                                         (In thousands except per share data)
Statement of Operations Data :
Operating revenue .....................     $ 281,829     $ 229,928      $ 191,035      $ 166,544      $ 116,360
Operating income ......................     $  15,291     $  15,804      $  12,435      $   1,737      $   9,179
Interest expense, net .................         7,385         5,905          4,944          3,672          3,171
Other expense (income) ................            85           (12)           (37)            72            103
                                            ---------     ---------      ---------      ---------      ---------
Income (loss) from continuing
   operations before income taxes .....         7,821         9,911          7,528         (2,007)         5,905
Provision for income taxes (benefit) ..         2,980         3,902          3,024           (411)         3,690
                                            ---------     ---------      ---------      ---------      ---------
  Income (loss) continuing operations .         4,841         6,009          4,504         (1,596)         2,215
  Income (loss) discontinued operations          --            --             --          (15,203)        (2,606)
                                            ---------     ---------      ---------      ---------      ---------
  Net income (loss) ...................     $   4,841     $   6,009      $   4,504      $ (16,799)     $    (391)
                                            =========     =========      =========      =========      =========
  Diluted Earnings Per Share:
  Continuing operations ...............     $    0.62     $    0.78      $    0.59      $   (0.20)     $    0.31
  Discontinued operations .............          --            --             --            (1.93)         (0.36)
                                            ---------     ---------      ---------      ---------      ---------
  Net income (loss) (1) ...............     $    0.62     $    0.78      $    0.59      $   (2.13)     $   (0.05)
                                            =========     =========      =========      =========      =========
  Average diluted shares outstanding ..         7,784         7,752          7,660          7,877          7,192
  Balance Sheet Data:
  Working capital .....................     $  20,114     $  18,027      $  16,435      $  17,039      $  23,801
  Total assets ........................       188,759       194,777        142,902        141,921        151,624
    Long-term debt ....................        71,580        82,843         54,361         50,025         39,557
    Stockholders' equity ..............     $  57,306     $  52,322      $  45,794      $  41,962      $  57,830

------------

1. Calculation of diluted net income (loss) per common share for the 1995 and 1996 periods are anti-dilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The Company is a leading trucking company that specializes in providing and arranging truckload transport services from the United States and Canada to and from locations in Mexico. The Company serves a diverse set of industries including automotive, technology, industrial equipment, textiles and furniture. The Company provides its customers with long-haul time sensitive transportation utilizing a network of company owned and leased tractors and, to a lesser extent, independent owner-operators.

        The Company's capacity mix changed in fiscal 1998 with the acquisitions of GETS and Gerth. Prior to these acquisitions, 82% of the Company's capacity was provided by Company owned and leased equipment. The capacity acquired with GETS was 100% provided by owner-operators, and with Gerth was 60% provided by owner-operators. As a result, purchased transportation expense has increased and equipment ownership costs, maintenance, fuel and driver expenses have decreased as percentages of operating revenue. The Company expects this trend to continue, as both acquisitions have been included in the results for 12 months in fiscal 1999. As of June 30, 1999, owner-operators provided 35% of the Company's capacity.

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

        In May 1998, the Company acquired the assets of Gerth for $13.8 million. The Company believes that Gerth is the leading Canadian truckload carrier to Mexico, having 301 tractors and 817 trailers as of June 30, 1998, and approximately $31.0 million of revenue in calendar 1997. The Company believes that this acquisition has strengthened its presence in Canada and provide additional density in its core north-south transport lanes.

Results of Operations

         The following table includes certain information with respect to the operating revenue, operating profit, operating ratio, and operating expense of the Company for the years indicated.

                                                              FISCAL YEAR ENDED JUNE 30,
                                                              --------------------------
                                                               1999      1998      1997
                                                               ----      ----      ----
Operating ratio ........................................       94.6%     93.1%     93.5%
Operating expenses as a percentage of operating revenue:
    Salaries, wages and employee benefits ..............       27.0%     30.4%     35.5%
    Fuel ...............................................        9.5%     12.8%     16.2%
    Operating costs and supplies .......................        9.3%      8.3%      7.1%
    Insurance and claims ...............................        2.6%      2.8%      3.1%
    Depreciation and amortization ......................        4.7%      5.6%      5.3%
     Rent and purchased transportation .................       34.6%     26.7%     18.6%
     Selling, general and administrative expenses ......        3.0%      2.7%      3.1%
     Other operating expenses ..........................        3.9%      3.8%      4.6%
                                                               ----      ----      ----
   Total ...............................................       94.6%     93.1%     93.5%
                                                               ====      ====      ====

----------

FISCAL YEAR ENDED JUNE 30, 1999 COMPARED WITH FISCAL YEAR ENDED JUNE 30, 1998

         REVENUE. Consolidated revenue increased by $51.9 million, or 22.6%, to $281.8 million for fiscal 1999 from $229.9 million for fiscal 1998. This increase was principally attributable to a $44.4 million increase in Gerth revenue which was acquired in May 1998. In addition, the Company increased its overall rates per mile by 2% compared to fiscal 1998. This increase in rates reflects price increases obtained by the Company through its continued efforts to focus on its core routes as well as an improvement in the Company's overall business mix.

         OPERATING INCOME. Operating income decreased by $0.5 million, or 3.2%, to $15.3 million in fiscal 1999 from $15.8 million in fiscal 1998. The Company's operating ratio, which expresses operating expenses as a percentage of operating revenue, increased from 93.1% in fiscal 1998 to 94.6% in fiscal 1999.

         The decrease in operating income and the increased operating ratio were attributable to a charge of approximately $1.2 million, or $0.10 per diluted common share, of transaction costs incurred by the Company related to the expiration of its previously announced merger agreement with Odyssey Investment Partners. These charges were offset by the Gerth acquisition, volume growth and rate per mile increases. Rent and purchased transportation expense increased as a result of growth in owner-operator capacity and an increased use of independent Mexican carriers. This increase was partially offset by a decrease in salaries, wages, fuel and depreciation expense as a percentage of revenue.

         NET INTEREST EXPENSE. Net interest expense increased by $1.5 million or 25.4%, to $7.4 million in fiscal 1999 from $5.9 million in fiscal 1998. The increase was the result of higher borrowings under the Company's existing credit facility partially offset by reduced borrowings under capital leases.

         INCOME TAXES. Income taxes decreased by $0.9 million or 23.1%, to $3.0 million in fiscal 1999 from $3.9 million in fiscal 1998. The decrease in income tax expense reflects the Company's lower pre-tax income.

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

         OPERATING INCOME. Operating income increased by $3.4 million or 27.4%, to $15.8 million in fiscal 1998 from $12.4 million in fiscal 1997. The Company's operating ratio improved from 93.5% in fiscal 1997 to 93.1% in fiscal 1998. The increase in operating income and the improvement in the operating ratio were attributable principally to the successful integration of GETS into CTSI, the Gerth Acquisition, volume growth in the core routes and rate per mile increases, partially offset by increases in certain operating expenses. Rent and purchased transportation expense increased as a result of growth in owner-operator capacity and an increased use of independent Mexican carriers. This increase was partially offset by the conversion of operating leases on approximately 1,300 trailers to capitalized leases in January, 1998, which served to decrease rent expense. Depreciation expense increased due to fleet growth and the conversion of certain operating leases to capital leases. Salaries, wages, fuel and other operating expenses all decreased as a percentage of revenue.

         NET INTEREST EXPENSE. Net interest expense increased by $1.0 million or
20.4 %, to $5.9 million in fiscal 1998 from $4.9 million in fiscal 1997. The increase was a result of higher borrowings under capital leases and the conversion of operating leases to capitalized leases, partially offset by reduced borrowings under the Company's existing credit facility.

         INCOME TAXES. Income taxes increased by $0.9 million or 30.0%, to $3.9 million in fiscal 1998 from $3.0 million in fiscal 1997. The increase in income tax expense reflects the Company's higher pre-tax income partially offset by a reduction in the Company's effective tax rate to 39.4% in fiscal 1998 from 40.2% in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company generated cash flow of $17.2 million, $18.5 million and $12.3 million from operating activities in fiscal 1997, 1998 and 1999, respectively. In fiscal 1999, the decrease in cash flow relative to fiscal year 1998 was due to reduced profitability which included the transaction costs related to the expiration of the proposed Odyssey merger, the selling out of the remaining fuel futures position and an increase in trade receivables. These items were partially offset by lower levels of cash flow required for accounts payable and accrued expenses. The Company's primary capital requirements over the last three years have been funding (i) the acquisition of equipment, (ii) the GETS Acquisition and (iii) the Gerth Acquisition. Capital expenditures (including the value of equipment procured under capital lease) totaled $35.4 million, $41.5 million and $15.8 million in fiscal 1997, 1998 and 1999, respectively. The Company purchased $33.9 million, $37.5 million and $8.1 million of revenue equipment under capitalized lease and debt financing in fiscal 1997, 1998 and 1999, respectively. The Company has historically met its capital investment requirements with a combination of internally generated funds, bank financing, equipment lease financing (both capitalized and operating) and the issuance of common stock.

         At June 30, 1999, $20.1 million of the Company's credit facility was utilized as outstanding borrowings and $1.8 million was utilized for standby letters of credit. The average balance outstanding during fiscal 1999 was $17.5 million and the highest balance outstanding was $28.6 million. The Company also has financed its capital requirements by obtaining lease financing on revenue equipment. At June 30, 1999, the Company had an aggregate of $68.0 million in capital lease financing at interest rates ranging from 5.3 % to 10.0%, maturing at various dates through 2004. Of this amount, $15.1 million is due prior to June 30, 2000.

         As of June 30, 1999, the Company had 400 tractors on order for delivery in fiscal 2000. A commitment for lease financing on these units has been obtained. Management believes that there are presently adequate sources of secured equipment financing together with its existing credit facilities and cash flow from operations to provide sufficient funds to meet the Company's anticipated working capital requirements. Additional growth in the tractor and trailer fleet beyond the Company's existing orders will require additional sources of financing.

         In August 1999, the Company completed a new $60 million banking facility with ING (U.S.) Capital, LLC. The new arrangement includes a $30 million revolving loan and a $30 million term loan. The new banking arrangement was obtained to finance the $26 million asset purchase of Zipp Express, Inc. ("Zipp"). Zipp is a major carrier to and from Mexico as well as its having a strong base of business in the Midwest. Zipp operates a relatively new fleet of about 270 tractors and 800 trailers.

FOREIGN OPERATIONS

         Jaguar's revenues and expenses are generally recorded in Mexican pesos and Gerth's revenues and expenses are recorded in United States and Canadian dollars. The Company's foreign currency revenues are generally proportionate to its foreign currency expenses and the Company does not generally engage in significant currency hedging transactions. For purposes of consolidation, however, the operating profit earned by the Company's subsidiaries in foreign currencies is converted into United Statesdollars. As a result, a decrease in the value of the Mexican peso or Canadian dollar could adversely affect the Company's consolidated results of operations.

FUEL PURCHASES

         The Company purchases fuel contracts from time to time for a portion of its projected fuel needs. At June 30, 1999, the Company had fixed price contracts to purchase for future delivery approximately 6% of its fuel requirements through March 2000.

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

INFLATION

         Many of the Company's operating expenses, including fuel costs and related fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. The effects of inflation on the Company's business during fiscal 1999, 1998 and 1997 generally were not significant.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

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

         The Company's largest customer, DaimlerChrysler, is currently doing business with the Company using Year 2000 compliant technology. The Company does not know the extent to which all of its customers have completed or initiated Year 2000 remediation programs. In the event that the Company's customers do not install Year 2000 compliant systems, the Company may need additional clerical staff to perform certain tasks, such as order entry and cash posting, and to provide the information currently provided to customers electronically.

         The Company has and is continuing to develop contingency plans to address the process necessary to maintain critical business functions should a significant third party system or critical internal system fail. These contingency plans generally include the repair of existing systems and, in some instances, the use of alternative systems or procedures. The Company is developing business continuity plans specific to Year 2000 issues that are based on these existing plans. The Company currently plans to complete analysis and have contingency plans in place by September 30, 1999.

         The costs of the Company's Year 2000 efforts are based upon management's best estimates, which are derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. The Company currently estimates it will spend approximately $125,000 over the life of the program and that approximately 85 percent of the anticipated costs were incurred by the end of fiscal 1999. Expenses associated with addressing the Year 2000 issues are being recognized as incurred. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations.

         Due to the uncertainty inherent in the Year 2000 problem, the Company is unable to determine, at this time, whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations. The Company's Year 2000 projects are expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its vendors, service suppliers and customers. The Company believes that, with the completion of the project as scheduled, the possibility of a material interruption of normal operations should be reduced.

RECENT DEVELOPMENTS

         In August 1999, the Company acquired the assets and assumed certain liabilities of Zipp Express, Inc. for approximately $26 million. The Company believes that Zipp will further strengthen its position in the market between the U.S. and Mexico as well as within the Midwest region. Zipp is a major carrier to and from Mexico and also maintains a strong base of business in the Midwest. In calendar year 1998, Zipp had $38 million in revenue and an operating ratio of 89.8%. Zipp operates a relatively new fleet of about 270 tractors and 800 trailers. As a result of this acquisition, the Company plans to dispose of a group of its own older equipment and related items that will no longer be required. The effect of upgrading the Company's fleet through this disposition will result in a non-cash charge of approximately $3.2 million in the first quarter of fiscal 2000, to end September 30, 1999.

         In August 1999, the Company also completed a new $60 million banking facility with ING Barings. The new arrangement includes a $30 million revolving loan and a $30 million term loan. The new banking arrangement was obtained to finance the $26 million asset purchase of Zipp Express, Inc.

Item 8. Financial Statements and Supplementary Data

    See "Index to Consolidated Financial Statements," which is Item 14(a), and the consolidated financial statements and schedules included as a part of this Annual Report.

                               CELADON GROUP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                      Three years ended June 30, 1999 with
                         Report of Independent Auditors

                                    Contents

Report of Independent Auditors....................................22

Audited Consolidated Financial Statements:

  Consolidated Balance Sheets.....................................23
  Consolidated Statements of Operations...........................24
  Consolidated Statements of Cash Flows...........................25
  Consolidated Statements of Stockholders' Equity.................26
  Notes to Consolidated Financial Statements......................27

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Celadon Group, Inc.

        We have audited the accompanying consolidated balance sheets of Celadon Group, Inc. as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Celadon Group, Inc. at June 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Indianapolis, Indiana
August 27, 1999

                               CELADON GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)


                                                                                    1999             1998
                                                                                    ----             ----
               A S S E T S

Current assets:
    Cash and cash equivalents...................................................      $695          $2,537
    Trade receivables, net of allowance for doubtful accounts of $788
       and $528 in 1999 and 1998, respectively .................................    43,884          39,063
    Accounts receivable -- other................................................     5,336           4,382
    Prepaid expenses and other current assets ..................................     6,941           5,701
    Tires in service ...........................................................     4,179           3,555
    Income tax recoverable......................................................        29             960
    Deferred income taxes.......................................................     4,847           7,056
                                                                                ----------      ----------
         Total current assets ..................................................    65,911          63,254
                                                                                ----------      ----------
Property and equipment, at cost ................................................   141,213         150,535
    Less accumulated depreciation and amortization..............................    33,629          35,476
                                                                                ----------      ----------
         Net property and equipment.............................................   107,584         115,059
                                                                                ----------      ----------
Tires in service ...............................................................     2,331           2,000
Goodwill, net of accumulated amortization  .....................................    10,967          11,469
Other assets....................................................................     1,966           2,995
                                                                                ----------      ----------
         Total assets...........................................................  $188,759        $194,777
                                                                                ==========      ==========
        L I A B I L I T I E S   A N D  S T O C K H O L D E R S'  E Q U I T Y

Current liabilities:
    Accounts payable............................................................    $5,505          $6,469
    Accrued expenses ...........................................................    17,953          18,301
    Bank borrowings and current maturities of long-term debt....................     7,239           3,508
    Current maturities of capital lease obligations.............................    15,099          16,949
                                                                                ----------      ----------
         Total current liabilities..............................................    45,796          45,227
                                                                                ----------      ----------
Long-term debt, net of current maturities.......................................    18,613          16,873
Capital lease obligations, net of current maturities............................    52,967          65,970
Deferred income taxes...........................................................    14,065          14,373
                                                                                ----------      ----------
         Total liabilities......................................................   131,441     142,443
                                                                                ----------      ----------
Minority interest ..............................................................        12              12
Commitments and contingencies...................................................       ---             ---
Stockholders' equity :
  Preferred stock, $1.00 par value, authorized 179,985 shares; issued and
  outstanding zero shares.......................................................       ---             ---
  Common stock, $0.033 par value, authorized  12,000,000 shares; issued
    7,786,430 shares in 1999 and 1998...........................................       257             257
  Additional paid-in capital....................................................    56,679          56,664
  Retained earnings (deficit) ..................................................     1,319          (3,522)
  Accumulated other comprehensive income........................................      (605)           (475)
  Treasury stock, at cost, 34,773 shares and 64,441 shares at June 30, 1999,
    and 1998, respectively......................................................      (344)           (602)
                                                                                ----------      ----------
         Total stockholders' equity.............................................    57,306          52,322
                                                                                ----------      ----------
         Total liabilities and stockholders' equity.............................  $188,759        $194,777
                                                                                ==========      ==========



          See accompanying notes to consolidated financial statements.

                               CELADON GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                1999              1998              1997
                                                                ----              ----              ----
Operating revenue.........................................    $281,829          $229,928          $191,035

Operating expenses:
    Salaries, wages and employee benefits...................    76,183            69,938            67,758
    Fuel....................................................    26,738            29,404            30,854
    Operating costs and supplies............................    26,266            18,952            13,482
    Insurance and claims....................................     7,166             6,488             6,014
    Depreciation and amortization...........................    13,161            12,889            10,135
    Rent and purchased transportation.......................    97,366            61,466            35,604
    Professional and consulting fees........................     2,174             1,503             1,536
    Communications and utilities............................     3,786             3,285             3,102
    Permits, licenses and taxes  ...........................     5,100             3,901             4,174
    Selling expenses........................................     4,093             3,623             3,286
    General and administrative .............................     4,505             2,675             2,655
                                                             ---------         ---------         ---------
        Total operating expenses............................   266,538           214,124           178,600
                                                             ---------         ---------         ---------
Operating income ...........................................    15,291            15,804            12,435
Other (income) expense:
    Interest income.........................................      (185)             (493)             (161)
    Interest expense........................................     7,570             6,398             5,105
    Other (income) expense, net ............................        85               (12)              (37)
                                                             ---------         ---------         ---------
Income before income taxes..................................     7,821             9,911             7,528
Provision for income taxes .................................     2,980             3,902             3,024
                                                             ---------         ---------         ---------
       Net Income...........................................   $ 4,841           $ 6,009           $ 4,504
                                                             =========         =========          ========

Earnings per Common Shares:
       Diluted earnings per share...........................     $0.62             $0.78            $0.59
       Basic earnings per share.............................     $0.63             $0.78            $0.59
Average shares outstanding:
       Diluted .............................................     7,784             7,752            7,660
       Basic ...............................................     7,739             7,664            7,628



          See accompanying notes to consolidated financial statements.

                               CELADON GROUP, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)



                                                                             1999                1998                 1997
                                                                             ----                ----                 ----
Continuing operations:
Cash flows from operating activities:
   Net Income from continuing operations                                  $  4,841             $  6,009             $  4,504
   Adjustments to reconcile net  income to net cash provided
      by operating activities:
      Depreciation and amortization                                         13,161               12,889               10,135
      Loss on disposal of property and equipment                               493                1,265                 --
      Provision for deferred income taxes                                     (308)               2,884               (1,570)
      Provision for doubtful accounts                                          716                  250                  280
      Changes in assets and liabilities:
         Trade receivables                                                  (5,537)                (245)              (1,655)
         Accounts receivable -- other                                         (954)              (2,545)                (442)
         Income tax recoverable                                              3,140                1,407                3,823
         Tires in service                                                     (955)                (738)                   4
         Prepaid expenses and other current  assets                         (1,348)                (502)                (782)
         Other assets                                                          355                  446                3,998
         Accounts payable and accrued expenses                              (1,311)              (2,638)                (937)
         Income taxes payable                                                  (43)                --                   (145)
                                                                          --------             --------             --------
         Net cash provided by operating activities                          12,250               18,482               17,213
                                                                          --------             --------             --------
 Cash flows from investing activities:
      Purchase of property and equipment                                    (7,643)              (3,623)              (1,595)
      Proceeds from sale of property and equipment                          10,443                4,662               14,100
      Purchase of business, net of cash acquired                              --                 (3,670)                --
      Decrease in deposits                                                     329                   27                  286
                                                                          --------             --------             --------
         Net cash provided by (used for) investing activities                3,129               (2,604)              12,791
                                                                          --------             --------             --------
Cash flows from financing activities:
      Proceeds from issuances of common stock                                  419                  384                 --
      Proceeds from issuance of common stock held in treasury                 --                    944                 --
      Purchase of treasury stock                                              (103)                (586)                (235)
      Proceeds from bank borrowings and debt                                 5,937                1,506                 --
      Payments of bank borrowings and debt                                  (6,513)              (2,397)             (19,822)
      Principal payments under capital lease obligations                   (16,961)             (15,037)             (10,903)
                                                                          --------             --------             --------
         Net cash used for financing activities                            (17,221)             (15,186)             (30,960)
                                                                          --------             --------             --------
         Net cash (used for) provided by continuing operations              (1,842)                 692                 (956)
                                                                          --------             --------             --------
Discontinued Operations:
         Net cash used for discontinued operations                            --                   --                 (2,445)
                                                                          --------             --------             --------
(Decrease) increase in cash and cash equivalents                            (1,842)                 692               (3,401)
Cash and cash equivalents at beginning of year                               2,537                1,845                5,246
                                                                          --------             --------             --------
Cash and cash equivalents at end of year                                  $    695             $  2,537             $  1,845
                                                                          ========             ========             ========



          See accompanying notes to consolidated financial statements.

                               CELADON GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                   (Dollars in thousands except share amounts)




                                            COMMON STOCK                                ADDITIONAL
                                            NO. OF SHARES                                 PAID-IN                 RETAINED
                                             OUTSTANDING              AMOUNT              CAPITAL                 EARNINGS

Balance at June 30, 1996                      7,750,580             $      256            $   56,281             $  (14,035)
Net income                                         --                     --                    --                    4,504
Equity adjustments for foreign
  currency translation                             --                     --                    --                     --
                                             ----------             ----------            ----------             ----------
Comprehensive income                          7,750,580                   --                    --                    4,504
Treasury stock purchases                       (128,000)                  --                    --                     --
Reduction of ESOP guarantee                        --                     --                    --                     --
                                             ----------             ----------            ----------             ----------
Balance at June 30, 1997                      7,622,580                    256                56,281                 (9,531)
Net income                                         --                     --                    --                    6,009
Equity adjustments for foreign
  currency translation                             --                     --                    --                     --
                                                                    ----------            ----------             ----------
Comprehensive income                               --                     --                    --                    6,009
Exercise of warrant                              35,850                      1                   245                   --
Treasury stock purchases                        (43,000)                  --                    --                     --
Exercise of incentive stock options             106,559                   --                     138                   --
                                             ----------             ----------            ----------             ----------
Balance at June 30, 1998                      7,721,989                    257                56,664                 (3,522)
Net income                                         --                     --                    --                    4,841
Equity adjustments for foreign
  currency translation                             --                     --                    --                     --
                                             ----------             ----------            ----------             ----------
Comprehensive income                               --                     --                    --                    4,841
Tax benefits from stock options                    --                     --                      43                   --
Treasury stock purchases                         (8,000)                  --                    --                     --
Exercise of incentive stock options              37,668                   --                     (28)                  --
                                             ----------             ----------            ----------             ----------
Balance at June 30, 1999                      7,751,657             $      257            $   56,679             $    1,319
                                             ==========             ==========            ==========             ==========





                                                                                                                     TOTAL
                                            OTHER                 TREASURY                 DEBT                      STOCK-
                                         COMPREHENSIVE             STOCK-               GUARANTEE                   HOLDERS'
                                         INCOME/(LOSS)             COMMON                FOR ESOP                    EQUITY

Balance at June 30, 1996                 $     (355)                  --                        $(185)               $41,962
Net income                                     --                     --                         --                   4,504
Equity adjustments for foreign
  currency translation                          103                   --                         --                     103
                                         ----------             ----------             --------------            ----------
Comprehensive income                            103                   --                         --                   4,607
Treasury stock purchases                       --                     (960)                      --                    (960)
Reduction of ESOP guarantee                    --                     --                          185                   185
                                         ----------             ----------             --------------            ----------
Balance at June 30, 1997                       (252)                  (960)                      --                  45,794
Net income                                     --                     --                         --                   6,009
Equity adjustments for foreign
  currency translation                         (223)                  --                         --                    (223)
                                         ----------             ----------             --------------            ----------
Comprehensive income                           (223)                  --                         --                   5,786
Exercise of warrant                            --                     --                         --                     246
Treasury stock purchases                       --                     (586)                      --                    (586)
Exercise of incentive stock options            --                      944                       --                   1,082
                                         ----------             ----------             --------------            ----------
Balance at June 30, 1998                       (475)                  (602)                      --                  52,322
Net income                                     --                     --                         --                   4,841
Equity adjustments for foreign
  currency translation                         (130)                  --                         --                    (130)
                                         ----------             ----------             --------------            ----------
Comprehensive income                           (130)                  --                         --                   4,711
Tax benefits from stock options                --                     --                         --                      43
Treasury stock purchases                       --                     (103)                      --                    (103)
Exercise of incentive stock options            --                      361                       --                     333
                                         ----------             ----------             --------------            ----------
Balance at June 30, 1999                 $     (605)            $     (344)            $         --              $   57,306
                                         ==========             ==========             ==============            ==========




                 See accompanying notes to financial statements.

                               CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30,1999

(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

        Celadon Group, Inc. (the "Company") through its operating subsidiaries, Celadon Trucking Services, Inc. ("CTSI") a U.S. company formed to provide trucking services, Servicio de Transportacion Jaguar, S.A. de C.V. ("Jaguar") a Mexican company formed to provide trucking services, Cheetah Transportation Company and CLK, Inc., including its subsidiary Cheetah Brokerage, Inc. (collectively "Cheetah"). Cheetah provides flatbed trucking and brokerage services principally in the United States and Gerth Transport, Kitchener, Ontario ("Gerth"), a leading truckload carrier between Canada and Mexico is an international transportation company primarily offering trucking services. The Company specializes in providing long-haul, full truckload services between the United States, Canada and Mexico.

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

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Such estimates include provisions for damage and liability claims and uncollectible accounts receivable. Actual results could differ from those estimates.

 Cash and Cash Equivalents

        The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30,1999

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



               Revenue and service equipment................     4 -12 years
               Furniture and office equipment...............     5 - 7 years
               Buildings....................................     20 years
               Leasehold improvements.......................     Lesser  of life of  lease  or
                                                                 useful life of improvement

        Initial delivery costs relating to placing tractors and trailers in service, which are included in revenue and service equipment, are being amortized on a straight-line basis over the lives of the assets or in the case of leased equipment, over the respective lease term. The cost of maintenance and repairs, including tractor overhauls, is charged to expense as incurred; costs incurred to place assets in service and improvements are capitalized and depreciated over the remaining life of each respective asset.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30,1999

Goodwill

        Goodwill reflects the excess of cost over net assets of businesses acquired and is being amortized by the straight-line method over 15- 40 years. The carrying value of the goodwill is reviewed if the facts and circumstances suggest that it may be permanently impaired. Such review is based upon the undiscounted expected future operating profit derived from such businesses and, in the event such result is less than the carrying value of the goodwill, the carrying value of the goodwill is reduced to an amount that reflects the expected future benefit.

Insurance Reserves

        Reserves for known claims and incurred but not reported claims up to specific policy limits are accrued based upon information provided by insurance adjusters and actuarial factors. Such amounts are included in accrued expenses.

Income Taxes

        Deferred taxes are recognized for the future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting, based on enacted tax laws and rates. Federal income taxes are provided on the portion of the income of foreign subsidiaries that is expected to be remitted to the United States and be taxable.

Credit Risk

        Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to trade receivables are generally limited due to the Company's large number of customers and the diverse range of industries, which they represent. Accounts receivable balances due from DaimlerChrysler totaled $7.9 million or 18% of the gross trade receivables at June 30, 1999. The Company had no other significant concentrations of credit risk.

Foreign Currency Translation

        Foreign financial statements are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at year-end exchange rates. Income statement accounts are translated at the average exchange rate prevailing during the year. Resulting translation adjustments are included in other comprehensive income.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30,1999

Reclassifications

        Certain reclassifications have been made to the 1998 and 1997 financial statements in order to conform to the 1999 presentation.

Recent Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

(2)     ACQUISITIONS

        In August 1997, the Company acquired the net assets of General Electric Transportation Services ("GETS"), the transportation services unit of the General Electric Industrial Control Systems ("GEICS") business. In addition to the net assets acquired, the Company received a five-year contract to continue providing transportation service to GEICS, which represents approximately one-half of the current business volume of the transportation services unit. The total acquisition price was $8.5 million payable as $5.5 million in cash at closing and a $3.0 million note plus assumption of certain liabilities and lease obligations. The revenues and expenses of the operations acquired from GEICS have been included in the Company's consolidated financial statements since September 1, 1997.

        In May 1998, the Company acquired the net assets of Gerth Transport, Kitchener, Ontario ("Gerth") for $13.8 million. The Company believes that Gerth is the leading Canadian truckload carrier to Mexico. The Gerth Acquisition has allowed the Company to enhance its service offering to and from Canada. The revenues and expenses of the operations acquired from Gerth have been included in the Company's consolidated financial statements since May 1998.

        In August 1999, the Company acquired the assets and assumed certain liabilities of Zipp Express, Inc. for approximately $26 million. The Company believes that Zipp will further strengthen its position in the market between the U.S. and Mexico as well as within the Midwest region. Zipp is a major carrier to and from Mexico and also maintains a strong base of business in the Midwest. In calendar year 1998, Zipp had $38 million in revenue and an operating ratio of 89.8%. Zipp operates a relatively new fleet of about 270 tractors and 800 trailers.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30,1999

(3)     PROPERTY, EQUIPMENT AND LEASES

Property, Equipment and Revenue Equipment Under Capital Leases

       Property and equipment consists of the following (in thousands):


                                                               1999                1998
                                                               ----                ----

         Revenue equipment.........................        $32,190           $   35,608
         Revenue equipment under capital leases....         98,095              106,563
         Furniture and office equipment............          4,841                3,583
         Land and buildings........................          5,136                4,143
         Service equipment.........................            489                  449
         Leasehold improvements....................            462                  189
                                                           --------            --------
                                                           $141,213            $150,535
                                                           ========            ========


        Included in accumulated depreciation was $21.9 million and $16.9 million in 1999 and 1998, respectively, related to revenue equipment under capital leases.

        Depreciation and amortization expense relating to property and equipment owned and revenue equipment under capital leases was $12.4 million in 1999, $12.3 million in 1998, $9.9 million in 1997.

Lease Obligations

        The Company leases certain revenue and service equipment under long-term lease agreements, payable in monthly installments with interest at rates ranging from 5.3% to 10.0% per annum, maturing at various dates through 2004.

        The Company leases warehouse and office space under noncancellable operating leases expiring at various dates through September 2016. Certain leases contain renewal options.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30,1999

        Future minimum lease payments relating to capital leases and to operating leases with initial or remaining terms in excess of one year are as follows (in thousands):


         YEAR ENDED                                              CAPITAL      OPERATING
            JUNE 30                                               LEASES        LEASES
            -------                                               ------        ------
         2000.........................................           $19,229        $14,624
         2001.........................................            17,927         12,627
         2002.........................................            14,895          7,452
         2003.........................................            18,554          5,374
         2004.........................................             6,443          5,635
         Thereafter...................................             1,886          9,782
                                                                 -------        -------
               Total minimum lease payments...........           $78,934        $55,494
                                                                 =======        =======

         Less amounts representing interest...........            10,868
                                                                --------
         Present value of net minimum lease payments..            68,066
         Less current maturities......................            15,099
                                                                --------
               Non-current portion....................           $52,967
                                                                 =======




Total rental expense for operating leases is as follows (in thousands):

                                                             1999       1998      1997
                                                             ----       ----      ----

Revenue, service equipment and purchased transportation    $95,692   $59,775    $34,446
Office facilities and terminals.......................       1,674     1,691      1,158
                                                           -------   -------    -------
                                                           $97,366   $61,466    $35,604
                                                           =======   =======    =======



(4) BANK BORROWINGS AND LONG-TERM DEBT

           The Company's outstanding borrowings consist of the following at June 30:


                                                                          1999           1998
                                                                          ----           ----
                                                                             (in thousands)

      Outstanding amounts under lines of credit (collateralized
        by certain trade receivables and revenue equipment)...           $20,143       $14,578
      Other borrowings........................................             5,709         5,803
                                                                         -------       -------
                                                                          25,852        20,381
      Less current maturities.................................             7,239         3,508
                                                                         -------       -------
        Non-current portion...................................           $18,613       $16,873
                                                                         =======       =======

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30,1999

Lines of Credit

      In June 1994, the Company refinanced the outstanding borrowings under the 1994 Credit Agreement ("1994 Credit Agreement") which was amended and modified in June 1997. Interest is based, at the Company's option, upon either the bank's prime rate or the London Interbank Offered Rate ("LIBOR") plus a margin ranging from .625% to 1.625% depending upon performance by the Company. At June 30, 1999, the interest rate charged on outstanding borrowings was 6.97%. In addition, the Company pays a commitment fee of .5% on the unused portion of the 1994 Credit Agreement.

      In August 1999, the Company refinanced the outstanding borrowings under the 1999 Credit Agreement ("Credit Agreement"). Interest is based, at the Company's option, upon either the bank's base rate plus a margin ranging from
 .50% to 1.5% or the London Interbank Offered Rate ("LIBOR") plus a margin ranging from 1.5% to 2.5% depending upon performance by the Company.

      Amounts available under the Credit Agreement are determined based upon the Company's borrowing base, as defined. In addition, there are certain covenants which restrict, among other things, the payment of cash dividends, and require the Company to maintain certain financial ratios and certain other financial conditions. Such borrowings are secured by a significant portion of the Company's assets.

      Maturities of long-term debt, assuming the Company exercises the conversion feature within its Credit Agreement entered into in August 1999, for the years ending June 30 are as follows (in thousands):



               2000................................       $ 6,081
               2001................................         5,688
               2002................................         7,324
               2003................................         7,347
               2004................................         8,134
               Thereafter..........................        30,000
                                                          -------
                                                          $64,574
                                                          =======

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30,1999

(5) EMPLOYEE BENEFIT PLANS

401(k) Profit Sharing Plan

        The Company has a 401(k) profit sharing plan which permits U.S. employees of the Company to contribute up to 15% of their annual compensation, up to certain Internal Revenue Service limits. The contributions made by each employee are fully vested at all times and are not subject to forfeiture. The Company makes a matching contribution of 25% of the employee's contribution up to 5% of their annual compensation and may make additional discretionary contributions. The aggregate Company contribution may not exceed 5% of the employee's compensation. Employees vest in the Company's contribution to the plan at the rate of 20% per year from the date of contribution. Contributions made by the company during 1999, 1998 and 1997 amounted to $117,000, $112,000 and $155,000, respectively. No discretionary contributions were made during 1999, 1998 or 1997.

Employee Stock Purchase Plan

        The Company's Board of Directors authorized the sale of up to 250,000 shares of the Company's Common Stock under an employee purchase plan . The common stock, may be treasury shares or newly issued shares, sold at a price equal to 85% of the fair market value of the shares as of the day of sale. There were approximately 133 active participants in the plan as of June 30, 1999. Participation in the plan is limited to employees who meet the eligibility requirements set forth in the plan and executive officers of the Company may not participate. As of June 30, 1999, 54,193 shares had been purchased by employees under the Plan in open market transactions for an average price of $12.62 per share. The Company's contribution to the purchases made was $20,502 in fiscal 1999.

(6) STOCK OPTIONS

        The Company has a Stock Option Plan (the "Plan") which provides for the granting of stock options, stock appreciation's rights and restricted stock awards to purchase not more than 750,000 shares of Common Stock, subject to adjustment under certain circumstances, to select management and key employees of the Company and its subsidiaries.

        The Company has elected to follow Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. However, SFAS No. 123, "Accounting for Stock-Based Compensation," requires presentation of pro forma net income and earnings per share as if the Company had accounted for its

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30,1999

employee stock options granted subsequent to June 30, 1995, under the fair value method of that statement. Under SFAS No. 123, total compensation expense for stock-based awards of $378,000 and $523,000 in 1999 and 1998, respectively, on a proforma basis, would have been reflected in income on a pretax basis. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period. Under the fair value method, the Company's net income (in thousands) and earnings per share would have been reduced as follows:



                                                   1999          1998
                                                   ----          ----

        Net Income......................           $227          $314
        Earnings per share..............            .03           .04


        Because SFAS No. 123 is applicable only to options granted subsequent to June 30, 1995, and the options have a three-year vesting period, the pro forma effect did not become fully reflected until fiscal year 1999.

        The weighted-average per share fair value of the individual options granted during fiscal year 1999 and 1998 is estimated as $6.22 and $6.37, respectively, on the date of grant. The fair values for both years were determined using a Black-Scholes option-pricing model with the following weighted average assumptions:


                                                   1999          1998
                                                   ----          ----

        Dividend yield..................             0              0
        Volatility......................           61.0%         37.0%
        Risk-free interest rate.........           4.88%         5.70%
        Forfeiture rate.................           16.2%         3.70%
        Expected life...................           7 years       7 years


                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30,1999

Stock option activity is summarized below:



                                                   Shares of         Weighted
                                                   Common Stock      Average
                                                   Attributable      Exercise
                                                   to Options        Price of Options
                                                   ----------        ----------------

        Unexercised at June 30, 1996               589,617             $ 13.7468
        Granted                                     98,000                8.9541
        Exercised                                     ----                   ---
        Forfeited                                 (257,817)              14.1815
                                                   --------              -------

        Unexercised at July 1, 1997                429,800               11.9919
        Granted                                    124,000               13.8387
        Exercised                                 (106,001)              10.1745
        Forfeited                                  (44,399)              16.9654
                                                  ---------             --------

        Unexercised at June 30, 1998               403,400               12.4841
        Granted                                     94,000               10.2646
        Exercised                                  (37,668)               8.8274
        Forfeited                                  (54,516)              13.2119
                                                  --------               -------

        Unexercised at June 30, 1999               405,216               12.2138
                                                   =======               =======


        The following table summarizes information concerning outstanding and exercisable options at June 30, 1999:


                                    Options Outstanding          Options Exercisable
                                    -------------------          -------------------
                                    Weighted-
                                    Average        Weighted                     Weighted
        Range of                    Remaining      Average                      Average
        Exercise      Number        Contractual    Exercise       Number         Exercise
        Prices        Outstanding   Life           Price          Exercisable    Price
        ------        -----------   ----           -----          -----------    -----

        $ 5 - $10        92,666       7.9790       $  9.4290          69,501      $ 9.6762
        $10 - $15       283,550       8.5461         12.5656         147,557       13.5053
        $15 - $20        29,000       7.1782         17.6724          23,668       18.2463


        Shares exercisable at June 30, 1999 and 1998, were 240,726 and 246,074, respectively.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30,1999

 (7) EARNINGS PER SHARE

        The following is a reconciliation of the numerators and demoninators used in computing earnings per share from continuing operations:



                                                         1999          1998           1997
                                                         ----          ----           ----
                                                                     (In thousands)
Income available to common shareholders............      $4,841        $6,009        $4,504
                                                         ======        ======        ======

Basic earnings per share:
    Weighted - average number of common
      shares outstanding...........................       7,739         7,664         7,628

    Basic earnings per share.......................       $0.63         $0.78         $.059
                                                          =====         =====         =====

Diluted earnings per share:
    Weighted-average number of common
      shares outstanding...........................       7,739         7,664         7,628
    Stock options and other incremental shares.....          45            88            32
                                                        -------       -------        ------

    Weighted-average number of common shares
      outstanding-diluted..........................       7,784         7,752         7,660
                                                          =====         =====         =====

Diluted earnings per share.........................       $0.62         $0.78         $0.59
                                                          =====         =====         =====


(8) RELATED PARTY TRANSACTIONS

        The Company's Chief Executive Officer is party to a stockholders' agreement that require the parties thereto to vote their shares of stock for the election as directors of the Company certain designees of the other party to the agreement. The Company, the Company's Chief Executive Officer (the "Company Executive"), and Hanseatic, a significant shareholder, are parties to a stockholders agreement. This agreement provides that, as long as Hanseatic or the Company Executive each beneficially own at least five percent of the outstanding shares of Common Stock, the Company shall use its best efforts to ensure that one member of the Company's board of directors is a designee of Hanseatic and that another member of the Company's board of directors is a designee of the Company Executive. In addition, the Company Executive and Hanseatic have agreed to vote all shares of Common Stock owned by them in favor of the election of such nominees or, upon the death of the Company Executive, for the designee of the holder of a majority of the Company Executive's shares of Common Stock on the date of death.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                  JUNE 30,1999

 (9)  HEDGING ACTIVITIES, COMMITMENTS AND CONTINGENCIES

        The Company has outstanding commitments to purchase approximately $32.0 million of revenue equipment at June 30, 1999 which will be financed utilizing long-term lease agreements.

        Standby letters of credit, not reflected in the accompanying condensed consolidated financial statements, aggregated approximately $1.8 million at June 30, 1999.

        The Company has employment and consulting agreements with various key employees providing for minimum combined annual compensation over the next two years ranging from $1.0 million in 2000 to $0.5 million in 2001.

        There are various claims, lawsuits and pending actions against the Company and its subsidiaries incidental to the operation of its businesses. The Company believes many of these proceedings are covered in whole or in part by insurance and that none of these matters will have a material adverse effect on its consolidated financial position.

        The Company, from time-to-time, has entered into arrangements to protect against fluctuations in the price of the fuel used by its trucks. As of June 30, 1999, the Company had fixed price contracts to purchase fuel for future physical delivery in the months of July 1999 through March 2000. These contracts represent approximately 6% of the anticipated fuel requirements for those months. Additionally, the Company periodically acquires exchange-traded petroleum futures contracts and various commodity collar transactions. Gains and losses on transactions, not designated as hedges, are recognized based on market value at the date of the financial statements. During the years ended June 30, 1999 and 1998, a loss of $996,000 and $997,000, respectively, on futures contracts and commodity collar transactions were included in fuel expense. To the extent that the Company hedged portions of its fuel purchases, it may not have fully benefited from decreases in fuel prices.

        The Company has been assessed approximately $750,000 by the State of Texas for Interstate Motor Carrier Sales and Use Tax for the period from April 1988 through June 1992. The Company disagrees with the State of Texas over the method used by the state in computing such taxes and intends to vigorously pursue all of its available remedies. On October 30, 1996, the Company made a payment of $1.1 million, under protest, which includes interest to the date of payment and enables the Company to pursue resolution of the matter with the State of Texas Attorney General. In the March 1997 quarter, the Company filed its Original Petition against representatives of the State of Texas. The state responded and denied the Company's claims. As of June 30, 1999, the parties to the litigation were exchanging discovery requests and documentation. The Company has accrued an amount that management estimates is due based upon methods they believe are appropriate. While there can be no certainty as to the outcome, the Company believes that the ultimate resolution of this matter will not have a material adverse effect on its consolidated financial position.

                                     CELADON GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                           JUNE 30, 1999

(10) INCOME TAXES

        The income tax provision for operations in 1999, 1998 and 1997 consisted of the following (in thousands):


                                        1999              1998             1997
                                        ----              ----             ----

        Current:
           Federal ..........         $   --            $  229            $1,229
           State and local...            137               274               400
Foreign ..................             1,511               515               104
                                      ------            ------            ------
                                      $1,648            $1,018            $1,733
                                      ------            ------            ------
Deferred:

           Federal ..........          1,209             2,533             1,126
           State and local...            122               351               165
                                      ------            ------            ------
                                       1,331             2,884             1,291
                                      ------            ------            ------
                                      $2,979            $3,902            $3,024
                                      ======            ======            ======


        No provision is made for U.S. federal income taxes on undistributed earnings of foreign subsidiaries of approximately $4.6 million at June 30, 1999, as management intends to permanently reinvest such earnings in the Company's operations in the respective foreign countries where earned.

        The Company's effective tax rate on income (loss) from continuing operations differs from the statutory federal tax rate as follows:

                                                          1999          1998          1997
                                                          ----          ----          ----
        Statutory federal tax rate.................     35.00%        35.00%         35.00%
        State taxes, net of federal benefit........      2.19          4.16           4.88
        Non-deductible expenses ...................      1.04           .77           1.26
        Other, net.................................      (.13)         (.56)          (.97)
                                                        ------         ------        ------
               Effective tax rate..................     38.10%         39.37%        40.17%
                                                        ======         ======        ======


                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                  JUNE 30,1999

        The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 1999 and 1998 consisted of the following (in thousands):



                                                                       1999            1998
                                                                       ----            ----
    Deferred tax assets:

        Allowance for doubtful accounts ...................        $   125         $   152
        Insurance reserves.................................            146             461
        Revenue recognition................................            ---             109
        Tires in service...................................            ---             198
        Parts and supplies.................................            ---             116
        Net operating loss carryforwards...................          1,504             935
        Alternative minimum tax credit carryforward........            628             722
        Other  ...........................................               2             177
                                                                    ------          ------
               Total deferred tax assets..................          $2,405          $2,870
                                                                    ======          ======

    Deferred tax liabilities:
        Excess tax depreciation...........................         $(5,003)         $(5,287)
        Capital leases  ..................................          (3,642)          (2,785)
        Deferred gain.....................................          (1,086)            (560)
        Other  ...........................................          (1,892)          (1,555)
                                                                  ---------        ---------
               Total deferred tax liabilities.............        $(11,623)        $(10,187)
                                                                  =========        =========

Net current deferred tax assets...........................          $4,847           $7,056
Net noncurrent deferred tax liabilities...................         (14,065)         (14,373)
                                                                  ---------        ---------
               Total net deferred tax liabilities.........        $ (9,218)        $ (7,317)
                                                                  =========        =========


        As of June 30, 1999, the Company had approximately $4.4 million of operating loss carryforwards with expiration dates through 2014.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30,1999

 (11) SUPPLEMENTAL CASH FLOW INFORMATION

        In 1999, 1998 and 1997, capital lease obligations and debt financing in the amount of $8.1 million, $37.5 million and $33.9 million, respectively, were incurred in connection with the purchase of, or option to purchase, revenue equipment and tires in service.

        For 1999, 1998 and 1997, the Company made interest payments of $7.4 million, $6.3 million and $4.9 million, respectively.

        For 1999, 1998 and 1997, the Company made income tax payments of $1.1 million, $1.1 million, and $0.3 million, respectively.

(12) GEOGRAPHICAL INFORMATION AND SIGNIFICANT CUSTOMERS

        The Company predominately operates and provides its transportation services in the truckload transportation segment of the transportation industry. The Company generates revenue from its truckload operations in the United States, Canada and Mexico.

        Information as to the Company's operations by geographic area is summarized below (in thousands):



                                                1999        1998          1997
                                                ----        ----          ----
Operating revenue:
      United States.................         $221,937    $215,069      $ 185,378
      Canada........................           49,798       5,421           ---
      Mexico........................           10,094       9,438          5,657
                                             --------    --------       --------
           Total ...................         $281,829    $229,928       $191,035
                                             ========     =======       ========
Income before income taxes:
      United States.................           $9,761      $8,475         $7,221
      Canada........................            3,835         447          ---
      Mexico........................            1,695         989            307
                                              -------      ------         ------
           Total   .................          $15,291      $9,911         $7,528
                                              =======      ======         ======
Total assets:
      United States.................         $164,240    $172,463       $139,849
      Canada........................           17,823      17,788            ---
      Mexico........................            6,476       3,427          1,670
      Europe (i)....................              220       1,099          1,383
                                             --------    --------       --------
           Total....................         $188,759    $194,777       $142,902
                                             ========    ========       ========

----------
 (i) Relates to the Company's discontinued freight forwarding operations based in the United Kingdom.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30,1999

       Revenue from DaimlerChrysler accounted for 25%, 37%, and 42% of the Company's total revenue for 1999, 1998, and 1997, respectively. The Company transports DaimlerChrysler after-market replacement parts and accessories within the United States and DaimlerChrysler original equipment automotive parts primarily between the United States and the Mexican border, which accounted for 26% and 74%, respectively, of the Company's revenue from DaimlerChrysler in 1999 and 1998. DaimlerChrysler business is covered by three agreements, one of which covers the United States-Mexican business for the Chrysler division, one of which covers the United States-Mexican business for the Freightliner division and the last of which covers domestic movements. The international contract which covers the Chrysler division expires in December 1999. The international contract which covers the Freightliner division expires in April 2001. The contract applicable to domestic movements expires in October 2000.

       Revenue from General Electric accounted for approximately 5% of the Company's total revenue for both 1999 and 1998. In conjunction with the General Electric Transportation Services ("GETS") acquisition in August 1997, the Company obtained a five-year contract covering all loads shipped for General Electric industrial Control Systems ("GEICS").

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30,1999

(13) SELECTED QUARTERLY DATA (UNAUDITED)

Summarized quarterly data for 1999 and 1998 follows (in thousands except per share amounts):

                                                             FISCAL YEAR 1999
                                            9/30/98      12/31/98        3/31/99       6/30/99
                                            --------------------------------------------------
Operating revenues..................        $72,113       $69,402        $68,535       $71,779
Operating expenses..................         67,750        67,265         64,428        67,143
                                            -------       -------        -------       -------

Operating income....................          4,363         2,137          4,107         4,636
Other expense.......................          1,906         1,881          1,826         1,809
                                            -------       -------        -------       -------

Income before taxes.................          2,457           256          2,281         2,827
Income taxes........................            925            98            888         1,068
                                            -------       -------        -------       -------

Net income..........................         $1,532       $   158        $ 1,393       $ 1,759
                                            =======       =======        =======       =======

Basic earnings per share............        $  0.20       $  0.02        $  0.18       $  0.23
                                            =======       =======        =======       =======

Diluted earnings per share..........        $  0.20       $  0.02        $  0.18       $  0.23
                                            =======       =======        =======       =======

                                                             FISCAL YEAR 1998
                                            9/30/97      12/31/97        3/31/98       6/30/98
                                            --------------------------------------------------
Operating revenues..................        $51,844       $56,836        $56,010       $65,238
Operating expenses..................         47,821        53,265         51,924        61,114
                                            -------       -------        -------       -------

Operating income....................          4,023         3,571          4,086         4,124
Other expense.......................          1,284         1,143          1,609         1,857
                                            -------       -------        -------       -------

Income before taxes.................          2,739         2,428          2,477         2,267
Income taxes........................          1,068           915            961           958
                                            -------       -------        -------       -------

Net income..........................        $ 1,671       $ 1,513        $ 1,516       $ 1,309
                                            =======       =======        =======       =======

Basic earnings per share............        $  0.22       $  0.20        $  0.20       $  0.17
                                            =======       =======        =======       =======

Diluted earnings per share..........        $  0.22       $  0.20        $  0.20      $  0.17
                                            =======       =======        =======      =======

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30,1999

(14) SUBSEQUENT EVENTS (UNAUDITED)

        On August 10, 1999, the Company acquired the assets and assumed certain liabilities of Zipp Express, Inc. for approximately $26 million. The Company believes that Zipp will further strengthen its position in the market between the U.S. and Mexico as well as within the Midwest region. Zipp is a major carrier to and from Mexico and also maintains a strong base of business in the Midwest. In calendar year 1998, Zipp had $38 million in revenue and an operating ratio of 89.8%. Zipp operates a relatively new fleet of about 270 tractors and 800 trailers. As a result of the completion of this acquisition, the Company will dispose of a group of its own older equipment and related items that will no longer be required. The effect of upgrading the Company's fleet through this disposition will result in a non-cash charge of approximately $3.2 million in the first fiscal quarter to end September 30, 1999.

        On August 11, 1999, the Company also completed a new $60 million banking facility with ING (U.S.) Capital, LLC. The new arrangement includes a $30 million revolving loan and a $30 million term loan. The new banking arrangement was obtained to finance the $26 million purchase of Zipp Express, Inc. Interest is based, at the Company's option, upon either the bank's base rate plus a margin ranging from .50% to 1.5% or the London Interbank Offered Rate ("LIBOR") plus a margin ranging from 1.5% to 2.5% depending upon performance by the Company.

        Amounts available under the Credit Agreement are determined based upon the Company's borrowing base, as defined therein. In addition, there are certain covenants which restrict, among other things, the payment of cash dividends, and require the Company to maintain certain financial ratios and certain other financial conditions. Such borrowings are secured by a significant portion of the Company's assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        There were no changes in or disagreements with accountants on accounting or financial disclosures within the last three fiscal years.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                                          Page Number of
                                                                           Annual Report
                                                                           on Form 10-K
                                                                          --------------
(a)  List of Documents filed as part of this Report

     (1)  Financial Statements

Reports of Independent Auditors                                                   22

Consolidated Balance Sheets as of  June 30, 1999  and 1998                        23

Consolidated Statements of  Operations for the years ended
June 30,  1999, 1998 and 1997                                                     24

Consolidated Statements of Cash Flows for the years ended                         25
June 30,  1999, 1998 and 1997

Consolidated Statements of Stockholders' Equity for the years
ended June 30,  1999, 1998 and 1997                                               26

Notes to Consolidated Financial Statements                                        27

     (2)  Financial Statement Schedules

Consolidated Financial Statements Schedules as of and for the years ended June
30, 1999, 1998 and 1997:

Schedule II       Valuation and Qualifying Accounts                               52

All other Financial Statements Schedules have been omitted because they are not required or are not applicable.

(3) Exhibits (Numbered in accordance with Item 601 of Regulation S-K).

3.1-- Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 of Form S-1 filed January 20, 1994 (No. 33-72128).

3.2-- Certificate of Amendment of Certificate of Incorporation dated February 2, 1995 decreasing aggregate number of authorized shares to 12,179,985, of which 179,985 shares of the par value $1.00 per share shall be designated "Preferred Stock" and 12,000,000 shares of the par value of $.033 per share shall be designated "Common Stock", Incorporated by reference to Exhibit 3.2 of Form 10-K filed November 30, 1995.

3.3-- By-laws of the Company. Incorporated by reference to Exhibit 3.2 of Form S-1 filed January 20, 1994 (No. 33-72128).

10.1-- Amended and Restated Employment Agreement, dated May 13, 1994, between Norman Greif and Randy International, Ltd., Celadon Group, Inc. and certain of their affiliates, Incorporated by reference to Exhibit 10.1 of form 10-K filed October 13, 1994.

10.2-- Employment Agreement, dated September 24, 1993, between Brian Reach and the Company. Incorporated by reference to Exhibit 10.2 of Form S-1 filed January 20, 1994 (No. 33-72128).

10.3-- 1994 Stock Option Plan of the Company. Incorporated by reference to Exhibit B to the Company's proxy Statement dated October 17, 1997.

10.4-- 401(k) Profit Sharing Plan of the Company. Incorporated by reference to Exhibit 10.4 of Form S-1 filed January 20, 1994 (No. 33-72128).

10.5-- Employee Stock Ownership Plan and Trust Agreement, effective July 1, 1990. Incorporated by reference to Exhibit 10.5 of Form S-1 filed January 20, 1994 (No. 33-72128).

10.6-- ESOP Loan Agreement, dated July 2, 1990, among the International Bank of Commerce, the Company's Employee Stock Ownership Trust, the Company, and Celadon Trucking Services, Inc. Incorporated by reference to Exhibit 10.6 of Form S-1 filed January 20, 1994 (No. 33-72128).

10.7-- Stock Purchase Agreement, dated June 30, 1990, among Randy Acquisition Corp., Norman Greif, Wilfred Lembck, John Rocca, and Ronald Steele, as amended. Incorporated by reference to Exhibit 10.7 of Form S-1 filed January 20, 1994 (No. 33-72128).

**10.8-- Motor Carrier Transportation Agreement, dated February 1, 1987, between Chrysler Motors Corporation and the Trucking Division, as amended. Amendment incorporated by reference to Exhibit 10.8 of Form 10-Q filed November 14, 1996.

10.9-- Motor Carrier Transportation Agreement, effective as of October 1, 1993, between Chrysler Motors Corporation and Celadon Trucking Services, Inc., as amended. Amendment incorporated by reference to
          Exhibit 10.9 of Form 10-K filed October 14, 1994.

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

10.30-- Partnership Agreement dated August 24, 1994, between Randy International, Ltd. and Jacky Maeder, Ltd. Incorporated by reference to Exhibit 10.30 of Form 10-K filed October 13, 1994.

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

10.48-- International Bancshares Corporation Warrant extension letter dated October 1, 1996. Incorporated by reference to Exhibit 10.48 of Form 10-K filed September 12, 1997.

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

10.52-- Sixth Amendment dated August 28, 1997 to the Credit Agreement dated June 1, 1994 between Celadon Group, Inc. Celadon Trucking Services Inc. and NBD Bank N.A. and the First National Bank of Boston. Incorporated by reference to Exhibit 10.52 of Form 10-Q filed November 12, 1997.

10.53-- Seventh Amendment dated December 16, 1997 to the Credit Agreement dated June 1, 1997 between Celadon Group, Inc. Celadon Trucking Services, Inc. and NBD Bank N.A. and the First National Bank of Boston. Incorporated by reference to Exhibit 10.53 of Form 10-Q filed February 11, 1998.

10.54-- Celadon Group, Inc. Non-Employee Director Stock Option Plan. Incorporated by reference to Exhibit A to the Company's Proxy Statement dated October 17, 1997.

10.55-- Amendment No. 2 dated August 1, 1997 to Employment Agreement dated January 21, 1994 between the Company and Stephen Russell. Incorporated by reference to Exhibit 10.55 of Form 10-Q filed February 11, 1998.

10.56-- Employment Agreement dated October 30, 1997 between Michael Archual and CTSI.*

10.57-- Employment Agreement dated January 13, 1997 between Nancy Morris and CTSI.*

10.58-- Amendment No. 2 dated May 5, 1998 to Employment Agreement between the Company and Ronald S. Roman.*

10.59-- Amendment No. 1 dated June 28, 1998 to Employment Agreement between CTSI and Michael Archual.*

10.60-- Amendment No. 2 dated May 5, 1998 to Employment Agreement between CTSI and Nancy Morris.*

21   --   Subsidiaries.

27   --   Financial Data Schedule

------------------
 * Filed previously

** Confidential treatment for portions of this Exhibit has been granted pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

   (4) Reports on Form 8-K.

       No Current Reports on Form 8-K were filed during the three months ended June 30, 1999.

   (5) Exhibits.

       The exhibits required to be filed with this Annual Report on Form-10-K pursuant to Item 601 of Regulation S-K are listed under "Exhibits" in Part IV,
Item 14(a)(3) of this Annual Report on Form 10-K, and are incorporated herein by reference.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized this September 28, 1999.

                                        Celadon Group, Inc.

                                        By:        /s/ Stephen Russell
                                           -------------------------------------
                                                     Stephen Russell,
                                            Chairman of the Board, President
                                                and Chief Executive Officer

       Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

           Signature                                    Title                               Date
           ---------                                    -----                               ----
     /s/ Stephen Russell                    Chairman of the Board, President         September 28, 1999
-----------------------------               and Chief Executive Officer
        (Stephen Russell)

     /s/ Robert Goldberg                    Executive Vice President and Chief       September 28, 1999
-----------------------------               Operating Officer of the Company
        (Robert Goldberg)

     /s/ Paul A. Will                       Vice President, Chief Financial Officer  September 28, 1999
-----------------------------               (Principal Accounting Officer)
        (Paul A. Will)

     /s/ Michael W. Dunlap                  Vice President, Treasurer                September 28, 1999
-----------------------------
        (Michael W. Dunlap)

     /s/ Paul A. Biddelman                  Director                                 September 28, 1999
-----------------------------
        (Paul A. Biddelman)

     /s/ Michael Miller                     Director                                 September 28, 1999
-----------------------------
        (Michael Miller)

    /s/ Kilin To                            Director                                 September 28, 1999
-----------------------------
       (Kilin To)

                                   SCHEDULE II

                               CELADON GROUP, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                    Years ended June 30, 1999, 1998, and 1997

                                          Balance at      Charged to                                         Balance at
                                          Beginning       Costs and       Other                              End of
Description                               of Period       Expenses        Additions       Deductions         Period
-----------                               ---------       --------        ---------       ----------         ------
Year ended June 30, 1997:

  Allowance for doubtful
    accounts                               $5,431,515       $279,514             ---      $2,937,675(a)      $2,773,354
                                           ==========       ========                      ==========         ==========
  Reserves for claims
    payable as self insurer                $1,970,000     $4,378,375             ---      $4,532,425(b)      $1,815,950
                                           ==========     ==========                      ==========         ==========
Year ended June 30, 1998:

  Allowance for doubtful
    accounts                               $2,773,354       $249,780      100,406(c)      $2,595,295(a)      $  528,245
                                           ==========     ==========                      ==========         ==========
  Reserves for claims
    payable as self insurer                $1,815,950     $2,871,407             ---      $2,703,109(b)      $1,984,248
                                           ==========     ==========                      ==========         ==========

Year ended June 30, 1999:
  Allowance for doubtful
    accounts                                 $528,245       $716,073             ---        $456,130(a)        $788,188
                                           ==========     ==========                      ==========         ==========
  Reserves for claims
    payable as self insurer                $1,984,248     $2,666,551             ---      $3,626,479(b)      $1,024,320
                                           ==========     ==========                      ==========         ==========

-------------------

(a) Represents accounts receivable write-offs.
(b) Represents claims paid.
(c) Represents allowances for uncollectible accounts on books of acquired companies at dates of acquisitions.