Form 10-Q
period 1999-09-30
CELADON GROUP INC
filed 1999-11-15
CIK 865941

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

         [ X ]    QUARTERLY REPORT PURSUANT  TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 1999

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

                 9503 East 33rd Street
                   One Celadon Drive
                   Indianapolis, IN                       46235-4207
       (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code: (317) 972-7000

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The number of shares outstanding of the Common Stock ($.033 par value) of the Registrant as of the close of business on November 12, 1999 was 7,786,430.

                               CELADON GROUP, INC.

                                    Index to

                          September 30, 1999 Form 10-Q

Part I.       Financial Information

       Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheet at September 30, 1999
           and June 30, 1999......................................................................................3

           Condensed Consolidated Statement of Operations -  For the three months ended September 30, 1999 and 1998......................................................................4

           Condensed Consolidated Statement of Cash Flows - For the three months ended
           September 30, 1999 and 1998............................................................................5

           Notes to Condensed Consolidated Financial Statements ..................................................6

       Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations......................................................................11

Part II.      Other Information

       Item 5.    Other..........................................................................................15

       Item 6.    Exhibits and Reports on Form 8-K...............................................................15

                         Part I - Financial Information

                               CELADON GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                             September 30,   June 30,
                                                                                  1999         1999
                                                                                  ----         ----
                                                                              (unaudited)

                                   A S S E T S

Current assets:
     Cash and cash equivalents .............................................   $   1,032    $     695
     Trade receivables, net of allowance ...................................      52,343       43,884
     Accounts receivable - other ...........................................       5,652        5,336
     Prepaid expenses and other current assets .............................       9,649        6,941
     Tires in service ......................................................       4,863        4,179
     Income tax recoverable ................................................        --             29
     Deferred income tax ...................................................       6,067        4,847
                                                                               ---------    ---------
                            Total current assets ...........................      79,606       65,911
                                                                               ---------    ---------
Property and equipment, at cost ............................................     147,883      141,213
     Less accumulated depreciation and amortization ........................      32,901       33,629
                                                                               ---------    ---------
               Net property and equipment ..................................     114,982      107,584
                                                                               ---------    ---------
Tires in service ...........................................................       2,373        2,331
Goodwill, net of accumulated amortization ..................................      20,749       10,967
Other assets ...............................................................       2,605        1,966
                                                                               ---------    ---------
     Total assets ..........................................................   $ 220,315    $ 188,759
                                                                               =========    =========

     L I A B I L I T I E S  A N D   S T O C K H O L D E R S '    E Q U I T Y

  Current liabilities:
     Accounts payable ......................................................   $   6,080    $   5,505
     Accrued expenses ......................................................      20,253       17,953
     Bank borrowings and current maturities of long-term debt ..............       5,452        7,239
     Current maturities of capital lease obligations .......................      13,259       15,099
     Income tax payable ....................................................       1,381         --
                                                                               ---------    ---------
           Total current liabilities .......................................      46,425       45,796
                                                                               ---------    ---------
Long-term debt, net of current maturities ..................................      51,723       18,613
Capital lease obligations, net of current maturities .......................      51,145       52,967
Deferred income tax ........................................................      14,068       14,065
                                                                               ---------    ---------
     Total liabilities .....................................................     163,361      131,441
                                                                               ---------    ---------
Minority interest ..........................................................          12           12
Commitments and contingencies ..............................................        --           --
Stockholders' equity:

     Preferred stock, $1.00 par value, authorized 179,985 shares, issued and
       outstanding zero shares .............................................        --           --
     Common stock, $.033 par value, authorized 12,000,000 shares;
     issued 7,786,430 shares at September 30, 1999 and June 30, 1999 .......         257          257
     Additional paid-in capital ............................................      56,632       56,679
     Retained earnings .....................................................         731        1,319
     Accumulated other comprehensive income ................................        (581)        (605)
     Treasury stock, at cost, 9,873 and 34,773 shares at September 30, 1999
       and June 30, 1999, respectively .....................................         (97)        (344)
                                                                               ---------    ---------
           Total stockholders' equity ......................................      56,942       57,306
                                                                               ---------    ---------
           Total liabilities and stockholders' equity ......................   $ 220,315    $ 188,759
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

                               CELADON GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)

                                              For the three months ended
                                                    September 30,
                                          ---------------------------------
                                                  1999          1998
                                                  ----          ----

Operating revenue ........................   $    82,665    $    72,113
                                             -----------    -----------

Operating expenses:

     Salaries, wages and employee benefits        23,315         19,190
     Fuel ................................         7,930          6,954
     Operating costs and supplies ........         6,053          6,588
     Insurance and claims ................         2,255          1,569
     Depreciation and amortization .......         3,243          3,567
     Rent and purchased transportation ...        29,691         25,141
     Professional and consulting fees ....           402            305
     Communications and utilities ........         1,155          1,004
     Permits, licenses and taxes .........         1,509          1,344
     General, administrative and selling .         2,697          2,156
                                             -----------    -----------
       Total operating expenses ..........        78,250         67,818
                                             -----------    -----------

Operating income .........................         4,415          4,295
                                             -----------    -----------

Other (income) expense:

     Interest income .....................           (28)           (95)
     Interest expense ....................         2,030          1,995
     Other expense, net ..................            89            (62)
     Loss on disposition of equipment ....         3,266           --
                                             -----------    -----------
     Income before income taxes ..........          (942)         2,457
     Provision for income taxes (benefit)           (353)           925
                                             -----------    -----------
       Net income (loss) .................   $      (589)   $     1,532
                                             ===========    ===========
Earnings (loss) per common share:
       Diluted earnings per share ........   $     (0.08)   $      0.20
       Basic earnings per share ..........   $     (0.08)   $      0.20

Average shares outstanding:

       Diluted ...........................     7,775,783      7,851,186
       Basic .............................     7,771,956      7,726,663



     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                 For the three months ended
                                                                       September 30,
                                                                ---------------------------
                                                                    1999        1998
                                                                    ----        ----

Cash flows from operating activities:
    Net  income (loss) .......................................   $   (589)   $  1,532
    Adjustments to reconcile net income to net cash provided
         by operating activities:

         Depreciation and amortization .......................      3,243       3,567
      Loss on disposition of equipment .......................      3,266        --
      Provision for deferred income taxes ....................     (1,217)        284
      Provision for doubtful accounts ........................        179         187
      Changes in assets and liabilities:

         Trade receivables ...................................     (4,048)     (1,412)
         Accounts receivable -- other ........................       (220)       (362)
         Income tax recoverable ..............................         67         656
         Tires in service ....................................       (854)       (633)
         Prepaid expenses and other current assets ...........     (2,041)       (390)
         Other assets ........................................        (78)       (115)
         Accounts payable and accrued expenses ...............     (1,835)     (2,013)
         Income taxes payable ................................      1,381        --
                                                                 --------    --------
         Net cash provided by (used for)  operating activities     (2,746)      1,301
                                                                 --------    --------

Cash flows from investing activities:

      Proceeds on sale of property and equipment .............      5,681         676
      Purchase of property and equipment .....................     (5,277)     (5,134)
      Purchase of business, net of cash ......................    (25,554)       --
      Deposits ...............................................         (7)         37
                                                                 --------    --------
          Net cash used for investing activities .............    (25,157)     (4,421)

Cash flows from financing activities:

      Proceeds from issuances of common stock ................       --            51
      Proceeds from issuance treasury stock ..................        200        --
      Proceeds from bank borrowings and debt .................     35,066       6,553
      Payments of bank borrowings and debt ...................     (3,742)     (2,231)
      Principal payments under capital lease obligations .....     (3,284)     (3,446)
                                                                 --------    --------
      Net cash provided by financing activities ..............     28,240         927
                                                                 --------    --------
    Increase (decrease) in cash and cash equivalents .........        337      (2,193)
    Cash and cash equivalents at beginning of year ...........        695       2,537
                                                                 --------    --------
    Cash and cash equivalents at end of period ...............   $  1,032    $    344
                                                                 ========    ========



     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

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

(2)      Geographical Information and Significant Customers

The Company predominately operates and provides its transportation services in the truckload transportation segment of the transportation industry. The Company generates revenue from its truckload operations in the United States, Canada and Mexico.

Information as to the Company's operations by geographic area is summarized below (in thousands):

                                    For the three months ended
                                           September 30,
                                    ---------------------------
                                        1999          1998
                                        ----          ----

Operating revenue:
       United States .............   $  66,236    $  56,753
       Canada ....................      13,442       12,044
       Mexico ....................       2,987        3,316
                                     ---------    ---------
              Total ..............   $  82,665    $  72,113
                                     =========    =========

Income (loss) before income taxes:
       United States .............   $  (2,496)   $   1,277
       Canada ....................       1,112          843
       Mexico ....................         442          337
                                     ---------    ---------
              Total ..............   $    (942)   $   2,457
                                     =========    =========

Total assets:
       United States .............   $ 194,631    $ 175,908
       Canada ....................      18,224       14,835
       Mexico ....................       7,460        4,316
                                     ---------    ---------
              Total ..............   $ 220,315    $ 195,059
                                     =========    =========



        Revenue from DaimlerChrysler accounted for 23%, and 24% of the Company's total revenue for the three months ended September 30, 1999 and 1998, respectively. The Company transports DaimlerChrysler after-market replacement parts and accessories within the United States and DaimlerChrysler original equipment automotive parts primarily between the United States and the Mexican border, which accounted for 28% and 72%, respectively, of the Company's revenue from DaimlerChrysler for the three months ended September 30, 1999 and 1998. DaimlerChrysler business is covered by three agreements, one of which covers the United States-Mexican business for the Chrysler division, one of which covers the United States-Mexican business for the Freightliner division and the last of which covers domestic movements. The international contract, which covers the Chrysler division, expires in December 1999. The international contract, which covers the Freightliner division, expires in April 2001. The contract applicable to domestic movements expires in October 2000.

        Revenue from General Electric accounted for approximately 4% and 6% of the Company's total revenue for the three months ended September 30, 1999 and 1998, respectively. General Electric business is covered by a contract, which expires in August 2002, and that covers all loads shipped for General Electric Industrial Control Systems ("GEICS").

                               CELADON GROUP, INC.
            NOTES TO CONDENSED CONSOLIDATED STATEMENTS -- (CONTINUED)
                          (Dollar amounts in thousands)
                                   (Unaudited)

(3) Income Taxes

          The effective tax rates for continuing operations for both the three-month periods ending September 30, 1999 and 1998 was 38%. The Company's effective tax rate differs from the statutory federal tax rate of 35% due to state income taxes and certain expenses, which are not deductible for income tax purposes.

(4)      Comprehensive Income

         Total comprehensive income (loss) was $(0.6) million and $1.1 million for the three months ended September 30, 1999 and 1998, respectively. The difference between the total comprehensive loss and net income (loss) is foreign currency translation adjustments.

(5)      Acquisitions

         Effective July 1,1999, the Company acquired the assets and assumed certain liabilities of Zipp Express, Inc. for approximately $26 million. The Company accounted for the transaction as a purchase.

         Assuming the transaction described above was consummated as of the beginning of the three month period ended September 30, 1998, and after giving effect to certain pro forma adjustments, the pro forma consolidated results of operations for the three months ended September 30, 1998 would be as follows:

                                                                           For the three
                                                                           months ended
                                                                        September 30, 1998
                                                                        ------------------
                                                         (Dollar amounts in thousands except per share data)

         Operative revenue....................................            $81,247
         Net income...........................................            $ 1,645
         Net income per common share..........................            $  0.21

         In addition, as a result of this acquisition, the Company disposed of a group of its own older equipment and related items that will no longer be required. The effect of upgrading the Company's fleet through this disposition resulted in a non-cash charge of approximately $3.2 million in the three months ended September 30, 1999.

(6)      Lines of Credit

         In August 1999, the Company completed a new $60 million banking facility with ING Barings. The new arrangement includes a $30 million revolving loan and a $30 million term loan. The new banking arrangement was obtained to finance the $26 million asset purchase of Zipp Express, Inc.

(7) Hedging Activities, Commitments and Contingencies

          The Company has outstanding commitments to purchase approximately $13.2 million of revenue equipment at September 30, 1999.

          Standby letters of credit, not reflected in the accompanying consolidated financial statements, aggregated approximately $1.8 million at September 30, 1999.

          The Company, from time-to-time, has entered into arrangements to protect against fluctuations in the price of the fuel used by its trucks. As of September 30, 1999, the Company had contracts to purchase fuel for future physical delivery in the months of October 1999 through March 2000. These contracts represent approximately 6% of the anticipated fuel requirements for those months. Additionally, the Company has periodically acquired exchange-traded petroleum futures contracts and has engaged in various commodity collar transactions. Gains and losses on transactions, not designated as hedges, are recognized based on market value at the date of the financial statements. Effective December 31, 1998, the Company liquidated all of its remaining hedge positions. During the three months ended September 30, 1998, losses of $267,000 on futures contracts and commodity collar transactions were included in fuel expense.

          There are various claims, lawsuits and pending actions against the Company and its subsidiaries incidental to the operation of its businesses. The Company believes many of these proceedings are covered in whole or in part by insurance and that none of these matters will have a material adverse effect on its consolidated financial position.

          The Company has been assessed approximately $750,000 by the State of Texas for Interstate Motor Carrier Sales and Use Tax for the period from April 1988 through June 1992. The Company disagrees with the State of Texas over the method used by the state in computing such taxes and intends to vigorously pursue all of its available remedies. On October 30, 1996, the company made a payment of $1.1 million, under protest, which includes interest to the date of payment and enables the Company to pursue resolution of the matter with the State of Texas Attorney General. In fiscal 1997, the Company filed its Original Petition against representatives of the State of Texas. The state responded and denied the Company=s claims. As of September 30, 1999, the parties to the litigation were exchanging discovery requests and documentation. The Company has accrued an amount that management estimates is due based upon methods they believe are appropriate. While there can be no certainty as to the outcome, the Company believes that the ultimate resolution of this matter will not have a material adverse effect on its consolidated financial position.

                               CELADON GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               September 30, 1999
                          (Dollar amounts in thousands)
                                   (Unaudited)

(8) Supplemental Cash Flow Information

          During the three months ended September 30, 1999 and 1998, lease obligations in the amount of $2.6 million and $3.9 million, respectively, were incurred in connection with the purchase of, or option to purchase, revenue equipment and the associated tires in service.

          During the three months ended September 30, 1999 and 1998, the Company made interest payments of $1.9 million and $1.5 million, respectively.

(9) Earnings Per Share

          The following table sets forth the computation of basic and diluted earnings per share:

                                                      For the three months ended
                                                           September 30,

                                                       1999           1998
                                                       ----           ----

Numerator for basic and
   diluted earnings (loss) per share, net income   $  (589,000)   $ 1,532,000
                                                   ===========    ===========

Denominator:
Denominator for basic earnings
  per share-weighted-average shares ............     7,771,956      7,726,663

Effect of dilutive securities:
Employee stock options .........................         3,827        120,125
Warrants .......................................          --            4,398
                                                   -----------    -----------
Dilutive potential common shares ...............         3,827        124,523
                                                   -----------    -----------

Denominator for diluted earnings
     per share-adjusted weighted-
     average shares and assumed

     conversions ...............................     7,775,783      7,851,186

Basic earnings (loss) per share ................   $     (0.08)   $      0.20
                                                   ===========    ===========

Diluted earnings (loss) per share ..............   $     (0.08)   $      0.20
                                                   ===========    ===========


Item 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

          This Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such comments are based upon information currently available to management and management's perception thereof as of the date of this report being filed. Actual results of the Company=s operations could materially differ from those forward looking statements. Such differences could be caused by a number of factors including, but not limited to, potential adverse affects of regulation and litigation; changes in competition and the effects of such changes; increased competition; change in fuel prices; changes in economic, political or regulatory environments; changes in the availability of a stable labor force; ability of the Company to hire drivers meeting Company standards; changes in management strategies; environmental or tax matters; viability to obtain and implement year 2000 ("Y2K") hardware and software; and risks described from time to time in reports filed by the Company with the Securities and Exchange Commission. Readers should take these factors into account in evaluating any such forward looking statements.

Acquisition History

         Effective July 1, 1999 the Company acquired the assets and assumed certain liabilities of Zipp Express, Inc. for approximately $26 million. The Company believes that Zipp will further strengthen its position in the market between the U.S. and Mexico as well as within the Midwest region. Zipp is a major carrier to and from Mexico and also maintains a strong base of business in the Midwest. In calendar year 1998, Zipp had $38 million in revenue and an operating ratio of 89.8%. Zipp operates a relatively new fleet of about 270 tractors and 800 trailers. As a result of this acquisition, the Company disposed of a group of its own older equipment and related items that will no longer be required. The effect of upgrading the Company's fleet through this disposition resulted in a non-cash charge of approximately $3.2 million in the three months ended September 30, 1999.

Results of Operations

Three months ended September 30, 1999 compared with the three months ended September 30, 1998

         Revenue. Consolidated revenue increased by $10.6 million or 14.7%, to $82.7 million for fiscal 2000 from $72.1 million for fiscal 1999. This increase in revenue was due to the acquired operations of Zipp, as well as an increase in rate per mile and billings to customers for the Mexican portion of their transportation. The increase in rates reflected price increases and the Company's continued efforts to focus on its core routes as well as an improvement in the Company's overall business mix. The number of tractors operated by the Company, including 856 owner-operated tractors, increased to 2,374 at September 30, 1999, compared to 2,186, including 556 owner-operated tractors, at September 30, 1998.

              Operating Income. Operating income increased by $0.1 million, or 2.3%, to $4.4 million in fiscal 2000 from $4.3 million in fiscal 1999. The Company's operating ratio, which expresses operating expenses as a percentage of operating revenue increased from 94.0% in fiscal 1999 to 94.7% in fiscal 2000.

          Net Interest Expense. Net interest expense increased by $0.1 million or 5.3%, to $2.0 million in fiscal 2000 from $1.9 million in fiscal 1999. The increase was the result of borrowings under the Company's credit facilities partially offset by reduced borrowings under capital leases.

          Income Taxes. Income taxes decreased by $1.3 million, to a benefit of $0.4 million in fiscal 2000 from an expense of $0.9 million in fiscal 1999. The decrease in income tax expense reflects the Company's pre-tax loss. The Company's effective tax rate was 37.5% in fiscal 2000 and 37.7% in fiscal 1999.

Liquidity and Capital  Resources

          The Company's primary capital requirements in fiscal 2000 will be for the acquisition of revenue equipment. The Company has financed its capital requirements by obtaining lease financing on revenue equipment. At September 30, 1999, the Company had an aggregate of $64.4 million in capital lease financing at interest rates ranging from 5.3% to 10.0%, maturing at various dates through 2004. Of this amount, $13.3 million is due prior to September 30, 2000. The Company has historically met its capital investment requirements with a combination of internally generated funds, bank financing, equipment lease financing (both capitalized and operating) and the issuance of common stock.

          As of September 30, 1999, the Company had on order revenue equipment representing an aggregate capital commitment of $13.2 million. A commitment for lease financing on these units has been obtained. Management believes that there are presently adequate sources of secured equipment financing together with its existing credit facilities and cash flow from operations to provide sufficient funds to meet the Company's anticipated working capital requirements. Additional growth in the tractor and trailer fleet beyond the Company's existing orders will require additional sources of financing.

          In August 1999, the Company completed a new $60 million banking facility with ING Barings. The new arrangement includes a $30 million revolving loan and a $30 million term loan. The new banking arrangement was obtained to finance the $26 million asset purchase of Zipp Express, Inc. At September 30, 1999, $52.7 million was utilized as outstanding borrowings and $1.8 million was utilized for standby letters of credit.

Seasonality

          To date, the Company's revenues have not shown any significant seasonal pattern. However, because the Company's primary traffic lane is between the Midwest United States and Mexico, winter may have an unfavorable impact upon the Company's results of operations. Also, many manufacturers close or curtail their operations during holiday periods, and observe vacation shutdowns, which may impact the Company's operations in any particular period.

Inflation

          Many of the Company's operating expenses, including fuel costs and related fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. The effects of inflation on the Company's business during fiscal 2000 and 1999 generally were not significant.

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

         The Company has and is continuing to develop contingency plans to address the process necessary to maintain critical business functions should a significant third party system or critical internal system fail. These contingency plans generally include the repair of existing systems and, in some instances, the use of alternative systems or procedures. The Company is developing business continuity plans specific to Year 2000 issues that are based on these existing plans. The Company has contingency plans in place as of September 30, 1999.

         The costs of the Company's Year 2000 efforts are based upon management's best estimates, which are derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. The Company currently estimates it will spend approximately $150,000 over the life of the program and that approximately 95 percent of the anticipated costs were incurred by the end September 30, 1999. Expenses associated with addressing the Year 2000 issues are being recognized as incurred. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations.

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

                           Part II - Other Information

Item 5. Other

        On October 29, 1999, the Company solicited proxies for its annual meeting of stockholders to be held at the Company's Corporate Headquarters located at One Celadon Drive, Indianapolis, Indiana 46235 on Friday, November 22 at 10:00 am (local time) for stockholders of record as of October 8, 1999.

Item 6. Exhibits and Reports on  Form 8K

      (a)     Exhibits

              Exhibit 10.61 -   $60,000,000  Credit  Agreement dated
                                August 11, 1999 between Celadon Group,  Inc.,
                                and Celadon Trucking
                                Services, Inc., and ING (U.S.) Capital LLC.
              Exhibit 27 -      Financial Data Schedule

      (b)     Form 8-K          Report on Form 8-K dated August 10, 1999 with
                                respect to the  Acquisition of Zip Express,
                                Inc.,  dated July 1, 1999.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Celadon Group, Inc.
                                                   (Registrant)

                                                 /s/ Stephen Russell
                                                 -------------------
                                      Stephen Russell, Chief Executive Officer

                                                  /s/ Paul A. Will
                                                  ----------------
                                                    Paul A. Will
                                               Chief Financial Officer

Date:    November 15, 1999