Form 10-Q
period 1999-12-31
CELADON GROUP INC
filed 2000-02-14
CIK 865941

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED DECEMBER 31, 1999

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



       Registrant's telephone number, including area code: (317) 972-7000

    Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
    such filing requirements for the past 90 days. Yes   X   No
                                                       ----    ----

    The number of shares outstanding of the Common Stock ($.033 par value) of the Registrant as of the close of business on February 14, 2000 was 7,776,557.

                               CELADON GROUP, INC.

                                    INDEX TO

                           DECEMBER 31, 1999 FORM 10-Q

PART I.       FINANCIAL INFORMATION


   Item 1. Financial Statements (Unaudited)

      Condensed Consolidated Balance Sheets at December 31, 1999
      and June 30, 1999..........................................................................3

      Condensed Consolidated Statements of Operations -  For the three and six months ended December 31, 1999 and 1998...........................................................4

      Condensed Consolidated Statements of Cash Flows -  For the three months ended December 31, 1999 and 1998...........................................................5

      Notes to Condensed Consolidated Financial Statements ......................................6

   Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations......................................................11

PART II.      OTHER INFORMATION

   Item 5.    Other..............................................................................15

   Item 6.    Exhibits and Reports on Form 8-K...................................................15


                         PART I - FINANCIAL INFORMATION

                               CELADON GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                   DECEMBER 31,      JUNE 30,
                                                                                      1999             1999
                                                                                      ----             ----
                                                                                   (UNAUDITED)
                                   A S S E T S

Current assets:
     Cash and cash equivalents..................................................    $     306        $    695
     Trade receivables, net of allowance .......................................       55,375           3,884
     Accounts receivable - other................................................        5,942           5,336
     Prepaid expenses and other current assets..................................        8,276           6,941
     Tires in service ..........................................................        4,849           4,179
     Income tax recoverable.....................................................          ---              29
     Deferred income tax  ......................................................        4,848           4,847
                                                                                    ---------        --------
           Total current assets ................................................       79,596          65,911
                                                                                    ---------        --------
Property and equipment, at cost ................................................      143,606         141,213
     Less accumulated depreciation and amortization.............................       32,878          33,629
                                                                                    ---------        --------
          Net property and equipment............................................      110,728         107,584
                                                                                    ---------        --------
Tires in service ...............................................................        2,187           2,331
Goodwill, net of accumulated amortization.......................................       21,210          10,967
Other assets....................................................................        2,228           1,966
                                                                                    ---------        --------
     Total assets...............................................................    $ 215,949        $188,759
                                                                                    =========        ========

     L I A B I L I T I E S  A N D   S T O C K H O L D E R S '    E Q U I T Y

  Current liabilities:
     Accounts payable...........................................................    $   9,878        $  5,505
     Accrued expenses ..........................................................       16,380          17,953
     Bank borrowings and current maturities of long-term debt...................        5,224           7,239
     Current maturities of capital lease obligations............................       16,015          15,099
     Income tax payable.........................................................        1,582             ---
                                                                                    ---------        --------
           Total current liabilities............................................       49,079          45,796
                                                                                    ---------        --------
Long-term debt, net of current maturities ......................................       49,102          18,613
Capital lease obligations, net of current maturities............................       47,036          52,967
Deferred income tax.............................................................       12,864          14,065
                                                                                    ---------        --------
     Total liabilities..........................................................      158,081         131,441
                                                                                    ---------        --------
Minority interest...............................................................           12              12
Commitments and contingencies...................................................          ---             ---
Stockholders' equity:
     Preferred stock, $1.00 par value, authorized 179,985 shares, issued and
       outstanding zero shares..................................................          ---             ---
     Common stock, $.033 par value, authorized 12,000,000 shares;
     issued 7,786,430 shares at December 31, 1999 and June 30, 1999 ............          257             257
     Additional paid-in capital.................................................       56,632          56,679
     Retained earnings..........................................................        1,784           1,319
     Accumulated other comprehensive income.....................................         (720)           (605)
     Treasury stock, at cost, 9,873 and 34,773 shares at December 31, 1999
       and June 30, 1999, respectively .........................................          (97)           (344)
                                                                                    ---------        --------
           Total stockholders' equity...........................................       57,856          57,306
                                                                                    ---------        --------
           Total liabilities and stockholders' equity...........................    $ 215,949        $188,759
                                                                                    =========        ========



     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                         FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                                DECEMBER 31,                DECEMBER 31,
                                               1999        1998          1999         1998
                                               ----        ----          ----         ----
Operating revenue ........................   $  86,612    $  69,402    $ 169,277    $ 141,515
                                             ---------    ---------    ---------    ---------
Operating expenses:
     Salaries, wages and employee benefits      23,401       18,360       46,716       37,550
     Fuel ................................       8,696        6,940       16,626       13,894
     Operating costs and supplies ........       6,544        6,998       12,597       13,586
     Insurance and claims ................       2,104        1,664        4,359        3,233
     Depreciation and amortization .......       3,444        3,631        6,687        7,130
     Rent and purchased transportation ...      32,983       24,063       62,674       49,204
     Professional and consulting fees ....         388        1,091          790        1,396
     Communications and utilities ........       1,132        1,003        2,287        2,007
     Permits, licenses and  taxes ........       1,401        1,340        2,910        2,684
     General, administrative and selling .       2,621        2,175        5,318        4,331
                                             ---------    ---------    ---------    ---------
         Total operating expenses ........      82,714       67,265      160,964      135,015
                                             ---------    ---------    ---------    ---------

Operating income .........................       3,898        2,137        8,313        6,500

Other (income) expense:
     Interest income .....................         (29)         (17)         (57)        (112)
     Interest expense ....................       2,194        1,894        4,224        3,889
     Other expense, net ..................          61            4          150           10
     Loss on disposition of equipment ....        --           --          3,266         --
                                             ---------    ---------    ---------    ---------
     Income before income taxes ..........       1,672          256          730        2,713
     Provision for income taxes ..........         619           98          265        1,024
                                             ---------    ---------    ---------    ---------
       Net Income ........................   $   1,053    $     158    $     465    $   1,689
                                             =========    =========    =========    =========
Earnings per Common Share:
     Diluted Earnings Per Share ..........   $    0.14    $    0.02    $    0.06    $    0.22
     Basic Earnings Per Share ............   $    0.14    $    0.02    $    0.06    $    0.22
Average Shares Outstanding:
     Diluted .............................       7,792        7,754        7,784        7,803
     Basic ...............................       7,777        7,730        7,774        7,728


                               CELADON GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 FOR THE SIX MONTHS ENDED
                                                                                        DECEMBER 31,
                                                                                        ------------
                                                                                  1999              1998
                                                                                  ----              ----
Cash flows from operating activities:
    Net  income (loss)..........................................................$   465            $1,689
    Adjustments to reconcile net income to net cash provided
         by operating activities:
      Depreciation and amortization.............................................  6,778             7,130
      Loss on disposition of equipment..........................................  3,266               ---
      Provision for deferred income taxes....................................... (1,202)             (561)
      Provision for doubtful accounts...........................................    279               236
      Changes in assets and liabilities:
         Trade receivables...................................................... (7,180)            2,259
         Accounts receivable -- other...........................................   (510)             (294)
         Income tax recoverable.................................................     67             1,938
         Tires in service.......................................................   (654)             (906)
         Prepaid expenses and other current assets..............................   (650)             (263)
         Other assets...........................................................    139                (4)
         Accounts payable and accrued expenses.................................. (2,140)             (834)
         Income taxes payable...................................................  1,582               ---
                                                                                -------            ------
         Net cash provided by operating activities..............................    240            10,390
                                                                                -------            ------

Cash flows from investing activities:
    Proceeds on sale of property and equipment..................................  8,798               957
    Purchase of property and equipment.......................................... (5,744)           (9,154)
    Purchase of business, net of cash...........................................(24,921)             ---
    Deposits....................................................................    (12)              131
                                                                                -------            ------
         Net cash used for investing activities.................................(21,879)           (8,066)
                                                                                -------            ------
Cash flows from financing activities:
    Purchase of common stock held in treasury...................................    ---               (40)
    Proceeds from issuance of common stock held in treasury.....................    200               250
    Proceeds from bank borrowings and debt...................................... 35,430             7,535
    Payments of bank borrowings and debt ....................................... (8,158)           (3,161)
    Principal payments under capital lease obligations.......................... (6,222)           (8,709)
                                                                                -------            ------
         Net cash provided by (used for) financing activities .................. 21,250            (4,125)
                                                                                -------            ------
    Decrease in cash and cash equivalents.......................................   (389)           (1,801)
    Cash and cash equivalents at beginning of period............................    695             2,537
                                                                                -------            ------
    Cash and cash equivalents at end of period..................................$   306            $  736
                                                                                =======            ======


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

                               CELADON GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

         Information as to the Company's operations by geographic area is summarized below (in thousands):



                                      FOR THE THREE MONTHS ENDED                FOR THE SIX MONTHS ENDED
                                             DECEMBER 31,                             DECEMBER 31,
                                         1999                1998                1999               1998
                                         ----                ----                ----               ----

Operating revenue:
  United States .........            $ 69,641            $ 53,394            $135,887            $110,147
  Canada ................              12,937              12,862              26,379              24,906
  Mexico ................               4,024               3,146               7,011               6,462
                                     --------            --------            --------            --------
    Total ...............            $ 86,612            $ 69,402            $169,277            $141,515
                                     ========            ========            ========            ========





Significant Customer:

         Revenue from DaimlerChrysler accounted for 23% of the Company's total revenue for the three months ended December 31, 1999 and 1998. The Company transports DaimlerChrysler after-market replacement parts and accessories within the United States and DaimlerChrysler original equipment automotive parts primarily between the United States and the Mexican border, which accounted for 35% and 65%, respectively, of the Company's revenue from DaimlerChrysler for the three months ended December 31, 1999 and 30% and 70%, respectively, of the Company's revenue from Chrysler for the three months ended December 31, 1998. DaimlerChrysler business is covered by three agreements, one of which covers the United States-Mexican business for the Chrysler division, one of which covers the United States-Mexican business for the Freightliner division and the last of which covers domestic movements. The international contract, which covers the Chrysler division, expires in December 2000. The international contract, which covers the Freightliner division, expires in April 2001. The contract applicable to domestic movements expires in October 2000.

                               CELADON GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                DECEMBER 31, 1999
                                   (UNAUDITED)

         Revenue from General Electric accounted for approximately 3% and 5% of the Company?s total revenue for the three months ended December 31, 1999 and December 31, 1998, respectively. General Electric business is covered by a contract, which expires in April 2002, and that covers all loads shipped for General Electric Industrial Control Systems ("GEICS").

(3)      INCOME TAXES

         The effective tax rates for operations for the six-months ended December 31, 1999 and 1998 were 36.4% and 37.7%, respectively. The Company's effective tax rate differs from the statutory federal tax rate of 35% due to state income taxes and certain expenses, which are not deductible for income tax purposes.

(4)      COMPREHENSIVE INCOME

         Total comprehensive income was $0.9 million and $0.3 million for the three months ended December 31, 1999 and 1998, respectively. Total comprehensive income was $0.4 million and $1.4 million for the six months ended December 31, 1999 and 1998, respectively. The difference between the total comprehensive loss and net income is foreign currency translation adjustments.

(5)      ACQUISITIONS

         Effective July 1, 1999, the Company acquired the assets and assumed certain liabilities of Zipp Express, Inc. for approximately $26 million. The Company accounted for the transaction as a purchase.

         Assuming the transaction described above was consummated as of the beginning of the six month period ended December 31, 1998, and after giving effect to certain pro forma adjustments, the pro forma consolidated results of operations for the six months ended December 31,1998 would be as follows:


                                                                         For the six  months
                                                                       ended December 31, 1998
                                                            ----------------------------------------------------
                                                            (Dollar amounts in thousands except per share data)
         Operating revenue....................................                $160,126
         Net income...........................................                  $2,434
         Net income per common share..........................                   $0.31


         In addition, as a result of this acquisition, the Company disposed of a group of its own older equipment and related items that will no longer be required. The effect of upgrading the Company's fleet through this disposition resulted in a non-cash charge of approximately $3.2 million in the six months ended December 31, 1999.

LINES OF CREDIT

         In August 1999, the Company completed a new $60 million banking facility with ING Barings. In November 1999, the Company's banking facility with ING Barings was increased by $5 million to $65 million. The new arrangement includes a $35 million revolving loan and a $30 million term loan. The new banking arrangement was obtained to finance the $26 million asset purchase of Zipp Express, Inc.

(7)      HEDGING ACTIVITIES, COMMITMENTS AND CONTINGENCIES

         The Company has outstanding commitments to purchase approximately $40 million of revenue equipment at December 31, 1999 which will be financed utilizing long-term lease agreements.

         Standby letters of credit, not reflected in the accompanying consolidated financial statements, aggregated approximately $1.8 million at December 31, 1999.

         The Company, from time-to-time, has entered into arrangements to protect against fluctuations in the price of the fuel used by its trucks. As of December 31, 1999, the Company had contracts to purchase fuel for future physical delivery in the months of January 2000 through March 2000. These contracts represent approximately 6% of the anticipated fuel requirements for those months. Additionally, the Company has periodically acquired exchange-traded petroleum futures contracts and has engaged in various commodity collar transactions. Gains and losses on transactions, not designated as hedges, are recognized based on market value at the date of the financial statements. Effective December 31, 1998, the Company liquidated all of its remaining hedge positions. During the three months ended December 31, 1998, losses of $729,000 on futures contracts and commodity collar transactions were included in fuel expense.

         There are various claims, lawsuits and pending actions against the Company and its subsidiaries incidental to the operation of its businesses. The Company believes many of these proceedings are covered in whole or in part by insurance and that none of these matters will have a material adverse effect on its consolidated financial position.

         The Company has been assessed approximately $750,000 by the State of Texas for Interstate Motor Carrier Sales and Use Tax for the period from April 1988 through June 1992. The Company disagrees with the State of Texas over the method used by the state in computing such taxes and intends to vigorously pursue all of its available remedies. On October 30, 1996, the company made a payment of $1.1 million, under protest, which includes interest to the date of payment and enables the Company to pursue resolution of the matter with the State of Texas Attorney General. In fiscal 1997, the Company filed its Original Petition against representatives of the State of Texas. The state responded and denied the Company's claims. As of December 31, 1999, the parties to the litigation were exchanging discovery requests and documentation. The Company has accrued an amount that management estimates is due based upon methods they believe are appropriate. While there can be no certainty as to the outcome, the Company believes that the ultimate resolution of this matter will not have a material adverse effect on its consolidated financial position.

                               CELADON GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                DECEMBER 31, 1999
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

(8)      SUPPLEMENTAL CASH FLOW INFORMATION

         During the three months ended December 31, 1999 and 1998, lease obligations in the amount of $1.6 million and $3.8 million, respectively, and for the six months ended December 31, 1999 and 1998 obligations in the amount of $4.2 million and $7.3 million, respectively were incurred in connection with the purchase of, or option to purchase, revenue equipment and the associated tires in service.

         During the three months ended December 31, 1999 and 1998, the Company made interest payments of $2.3 million and $1.9 million, respectively and for the six months ended December 31, 1999 and 1998, the Company made interest payments of $4.3 million and $3.9 million, respectively.

(9)      EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:


                                                          For the three months ended            For the six months ended
                                                                 December 31,                        December 31,

                                                            1999                 1998             1999              1998
                                                            ----                 ----             ----              ----

 Numerator for basic and
    diluted earnings (loss) per share, net income          $1,053,000            $158,000          $465,000      $1,689,000
                                                           ==========            ========          ========      ==========

 Denominator:
 Denominator for basic earnings per share-
   weighted-average shares........................          7,776,557           7,729,627         7,774,257       7,728,145

 Effect of dilutive securities:
 Employee stock options...........................             15,716              23,629             9,771          71,877
 Warrants.........................................                ---                 767               ---           2,582
                                                            ---------           ---------         ---------         -------
 Dilutive potential common shares.................             15,716              24,396             9,771          74,459

 Denominator for diluted earnings per share-
      adjusted weighted-average shares and
      assumed conversions.........................          7,792,273           7,754,023         7,784,028        7,802604

 Basic earnings (loss) per share..................              $0.14               $0.02             $0.06           $0.22
                                                                =====               =====             =====           =====

 Diluted earnings (loss) per share................              $0.14               $0.02             $0.06           $0.22
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

ACQUISITION HISTORY

         Effective July 1, 1999, the Company acquired the assets and assumed certain liabilities of Zipp Express, Inc. for approximately $26 million. The Company believes that Zipp will further strengthen its position in the market between the U.S. and Mexico as well as within the Midwest region. Zipp is a major carrier to and from Mexico and also maintains a strong base of business in the Midwest. In calendar year 1998, Zipp had $38 million in revenue and an operating ratio of 89.8%. Zipp operates a relatively new fleet of about 270 tractors and 800 trailers. As a result of this acquisition, the Company disposed of a group of its own older equipment and related items that will no longer be required. The effect of upgrading the Company's fleet through this disposition resulted in a non-cash charge of approximately $3.2 million in the six months ended December 31, 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 1998

         Revenue. Consolidated revenue increased by $17.2 million or 24.8%, to $86.6 million for fiscal 2000 from $69.4 million for fiscal 1999. This increase in revenue was due to the acquired operations of Zipp, as well as an increase in rate per mile and billings to customers for the Mexican portion of their transportation. The increase in rates reflected price increases, fuel surcharges and the Company's continued efforts to focus on its core routes as well as an improvement in the Company's overall business mix. The number of tractors operated by the Company, including 1,016 owner-operated tractors, increased to 2,649 at December 31, 1999, compared to 2,254, including 727 owner-operated tractors, at December 31, 1998.

         Operating Income. Operating income increased by $1.8 million, or 85.7%, to $3.9 million in fiscal 2000 from $2.1 million in fiscal 1999. The fiscal 1999 quarter included a one-time charge of $1.2 million, or $0.10 per diluted share, related to transaction costs for the attempted Odyssey merger. The increase in operating income, excluding the one-time charge, was primarily a result of the Zipp acquisition offset by higher net fuel costs. The Company's operating ratio, which expresses operating expenses as a percentage of operating revenue decreased from 96.9% in fiscal 1999 to 95.5% in fiscal 2000.

         Net Interest Expense. Net interest expense increased by $0.3 million or 15.8%, to $2.2 million in fiscal 2000 from $1.9 million in fiscal 1999. The increase was the result of borrowings under the Company's credit facilities partially offset by reduced borrowings under capital leases.

         Income Taxes. Income taxes increased by $0.6 million, to $0.7 million in fiscal 2000 from $0.1 million in fiscal 1999. The increase in income tax expense reflects the Company's pre-tax income. The Company's effective tax rate was 37.0% in fiscal 2000 and 38.3% in fiscal 1999.

SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED WITH THE SIX MONTHS ENDED DECEMBER 31, 1998

         Revenue. Consolidated revenue increased by $27.8 million or 19.6.%, to $169.3 million for fiscal 2000 from $141.5 million for fiscal 1999. This increase in revenue was due to the acquired operations of Zipp, as well as an increase in rate per mile and billings to customers for the Mexican portion of their transportation. The increase in rates reflected price increases and the Company's continued efforts to focus on its core routes as well as an improvement in the Company's overall business mix. The number of tractors operated by the Company, including 1,016 owner-operated tractors, increased to 2,649 at December 31, 1999, compared to 2,254, including 727 owner-operated tractors, at December 31, 1998.

         Operating Income. Operating income increased by $1.8 million, or 27.7%, to $8.3 million in fiscal 2000 from $6.5 million in fiscal 1999. The fiscal 1999 quarter included a one-time charge of $1.2 million, or $0.10 per diluted share, related to transaction costs for the attempted Odyssey merger. The increase in operating income, excluding the one-time charge, was primarily a result of the Zipp acquisition offset by higher net fuel costs. The Company's operating ratio, which expresses operating expenses as a percentage of operating revenue decreased from 95.4% in fiscal 1999 to 95.1% in fiscal 2000.

         Net Interest Expense. Net interest expense increased by $0.4 million or 10.5%, to $4.2 million in fiscal 2000 from $3.8 million in fiscal 1999. The increase was the result of borrowings under the Company's credit facilities partially offset by reduced borrowings under capital leases.

         Income Taxes. Income taxes decreased by $0.7 million, to $0.3 million in fiscal 2000 from $1.0 million in fiscal 1999. The decrease in income tax expense reflects the Company's reduced pre-tax income. The Company's effective tax rate was 36.3% in fiscal 2000 and 37.7% in fiscal 1999.

LIQUIDITY AND CAPITAL  RESOURCES

         The Company's primary capital requirements in fiscal 2000 will be for the acquisition of revenue equipment. The Company has financed its capital requirements by obtaining lease financing on revenue equipment. At December 31, 1999, the Company had an aggregate of $63.1 million in capital lease financing at interest rates ranging from 5.3% to 10.0%, maturing at various dates through 2004. Of this amount, $16.0 million is due prior to December 31, 2001. The Company has historically met its capital investment requirements with a combination of internally generated funds, bank financing, equipment lease financing (both capitalized and operating) and the issuance of common stock.

         As of December 31, 1999, the Company had on order revenue equipment representing an aggregate capital commitment of approximately $40 million. A commitment for lease financing on these units has been obtained. Management believes that there are presently adequate sources of secured equipment financing together with its existing credit facilities and cash flow from operations to provide sufficient funds to meet the Company's anticipated working capital requirements. Additional growth in the tractor and trailer fleet beyond the Company's existing orders will require additional sources of financing.

         In August 1999, the Company completed a new $60 million banking facility with ING Barings. In November 1999, the Company's banking facility with ING Barings was increased by $5 million to $65 million. The new arrangement includes a $35 million revolving loan and a $30 million term loan. The new banking arrangement was obtained to finance the $26 million asset purchase of Zipp Express, Inc.

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

         The Company has taken steps to encourage its suppliers and customers to become Year 2000 compliant in a timely manner, but there can be no assurances that such suppliers and customers will be Year 2000 compliant. The Company has received certifications from most of its suppliers indicating that they have taken measures as are necessary to become Year 2000 compliant.

         To date, the Company has not experienced any problems with Company IT or non-IT systems, vendor's system or customer's systems. It does not expect any significant future costs associated with year 2000 issues. The costs of the Company's Year 2000 efforts are based upon management's best estimates, which are derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans and other factors. There can be no assurance that these estimates will prove to be accurate and actual results could differ materially from those currently anticipated. The Company currently estimates it spent $150,000 over the life of the program. Expenses associated with addressing the Year 2000 issues were recognized as incurred.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Celadon Group, Inc. held its regular Annual Meeting of shareholders on November 22, 1999. Proxies representing 6,151,278 shares of Common stock or 79% of the total outstanding shares voted as follows:

Proposal I - Elections of Directors                    Voted For                      Vote Withheld
                                                       ---------                      -------------

          Stephen Russell                               5,638,598                        512,680
          Paul A. Biddelman                             5,638,598                        512,680
          Michael Miller                                5,638,579                        512,699
          Kilin To                                      5,638,579                        512,699
          Anthony Heyworth                              5,638,579                        512,699


Proposal II - Ratification of an amendment to the Celadon Group, Inc. 1994 Stock Option Plan

          For                                           5,353,656
          Against                                         796,268
          Abstain                                           1,354

Proposal III - Ratification of appointment of Ernst & Young LLP as auditors

          For                                           6,144,423
          Against                                           5,091
          Abstain                                             954


ITEM 6. EXHIBITS AND REPORTS ON  FORM 8K

      (a)     Exhibits

              Exhibit 10.62 -   $5,000,000 First Amendment Credit Agreement
                                dated November 5, 1999 between Celadon Group,
                                Inc., and Celadon Trucking Services, Inc., and
                                ING (U.S.) Capital LLC.
              Exhibit 27    -   Financial Data Schedule

      (b)     Form 8-K          Report on Form 8-K/A dated October 25, 1999 with
                                respect to the Acquisition of Zipp Express, Inc., dated July 1, 1999.

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

                                                 CELADON GROUP, INC.
                                                     (Registrant)



                                        /s/ Stephen Russell
                                        ----------------------------------------
                                        Stephen Russell, Chief Executive Officer



                                        /s/ Paul A. Will
                                        ----------------------------------------
                                        Paul A. Will
                                        Chief Financial Officer

Date: February 14, 2000