Form 10-Q
period 2000-03-31
CELADON GROUP INC
filed 2000-05-12
CIK 865941

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 2000

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

The number of shares outstanding of the Common Stock ($.033 par value) of the Registrant as of the close of business on May 12, 2000 was 7,782,907.

                               CELADON GROUP, INC.

                                    INDEX TO

                            MARCH 31, 2000 FORM 10-Q





PART I.       FINANCIAL INFORMATION

       Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets at March 31, 2000
           and June 30, 1999......................................................................................3

           Condensed Consolidated Statements of Operations - For the three and nine months ended March 31, 2000 and 1999..........................................................................4

           Condensed Consolidated Statements of Cash Flows - For the nine months ended March 31, 2000 and 1999..........................................................................5

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


PART II.      OTHER INFORMATION

       Item 5.    Other..........................................................................................15

       Item 6.    Exhibits and Reports on Form 8-K...............................................................15



                         PART I - FINANCIAL INFORMATION

                               CELADON GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                MARCH 31,     JUNE 30,
                                                                                  2000          1999
                                                                                  ----          ----
                                                                               (UNAUDITED)
                                   A S S E T S
Current assets:

     Cash and cash equivalents .............................................    $    862     $    695
     Trade receivables, net of allowance ...................................      55,312       43,884
     Accounts receivable - other ...........................................       8,166        5,336
     Prepaid expenses and other current assets .............................       9,197        6,941
     Tires in service ......................................................       4,820        4,179
     Income tax recoverable ................................................        --             29
     Deferred income tax ...................................................       5,080        4,847
                                                                                --------     --------
                            Total current assets ...........................      83,437
                                                                                --------     --------
                                                                                               65,911
Property and equipment, at cost ............................................     146,152      141,213
     Less accumulated depreciation and amortization ........................      36,239       33,629
                                                                                --------     --------
               Net property and equipment ..................................     109,913      107,584
                                                                                --------     --------
Tires in service ...........................................................       2,081        2,331
Goodwill, net of accumulated amortization ..................................      20,822       10,967
Other assets ...............................................................       2,017        1,966
                                                                                --------     --------
     Total assets ..........................................................    $218,270     $188,759
                                                                                ========     ========

    L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y

  Current liabilities:
     Accounts payable ......................................................    $  5,857     $  5,505
     Accrued expenses ......................................................      22,463       17,953
     Bank borrowings and current maturities of long-term debt ..............       5,893        7,239
     Current maturities of capital lease obligations .......................      16,529       15,099
     Income tax payable ....................................................       1,203         --
                                                                                --------     --------
           Total current liabilities .......................................      51,945       45,796
                                                                                --------     --------
Long-term debt, net of current maturities ..................................      51,514       18,613
Capital lease obligations, net of current maturities .......................      44,006       52,967
Deferred income tax ........................................................      12,864       14,065
                                                                                --------     --------
     Total liabilities .....................................................     160,329      131,441
                                                                                --------     --------
Minority interest ..........................................................         (79)          12
Commitments and contingencies ..............................................        --           --
Stockholders' equity:
     Preferred stock, $1.00 par value, authorized 179,985 shares, issued and
       outstanding zero shares .............................................        --           --
     Common stock, $.033 par value, authorized 12,000,000 shares;
       issued 7,786,430 shares at March 31, 2000 and June 30, 1999 .........         257          257
     Additional paid-in capital ............................................      57,436       56,679
     Retained earnings .....................................................       1,073        1,319
     Accumulated other comprehensive income ................................        (709)        (605)
     Treasury stock, at cost, 3,773 and 34,773 shares at March 31, 2000
       and June 30, 1999, respectively .....................................         (37)        (344)
                                                                                --------     --------
           Total stockholders' equity ......................................      58,020       57,306
                                                                                --------     --------
           Total liabilities and stockholders' equity ......................    $218,270     $188,759
                                                                                ========     ========

     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                          FOR THE THREE MONTHS ENDED  FOR THE NINE MONTHS ENDED
                                                   MARCH 31,                 MARCH 31,
                                             ----------------------    ------------------------
                                               2000         1999         2000          1999
                                               ----         ----         ----          ----
Operating revenue ........................     $90,493      $68,535     $259,770     $210,050
                                               -------      -------     --------     --------

Operating expenses:
     Salaries, wages and employee benefits      24,548       18,864       71,264       56,414
     Fuel ................................      10,304        6,468       26,930       20,362
     Operating costs and supplies ........       6,719        6,243       19,316       19,829
     Insurance and claims ................       2,811        1,833        7,170        5,066
     Depreciation and amortization .......       3,912        3,478       10,599       10,548
     Rent and purchased transportation ...      34,827       22,868       97,501       72,072
     Professional and consulting fees ....         425          471        1,215        1,867
     Communications and utilities ........       1,064          888        3,351        2,895
     Permits, licenses and  taxes ........       1,666        1,276        4,576        3,960
     General, administrative and selling .       2,943        2,039        8,261        6,370
                                               -------      -------     --------     --------
         Total operating expenses ........      89,219       64,428      250,183      199,383
                                               -------      -------     --------     --------

Operating income .........................       1,274        4,107        9,587       10,667

Other (income) expense:
     Interest income .....................          (9)         (26)         (66)        (138)
     Interest expense ....................       2,461        1,828        6,685        5,716
     Other expense, net ..................          57           24          207           95
     Minority interest in subsidiary .....         (91)        --            (91)        --
     Loss on disposition of equipment ....        --           --          3,266         --
                                               -------      -------     --------     --------
     Income (loss) before income taxes ...      (1,144)       2,281         (414)       4,994
     Provision for income taxes (benefit)         (433)         888         (168)       1,911
                                               -------      -------     --------     --------
       Net income (loss) .................     $  (711)     $ 1,393     $   (246)    $  3,083
                                               =======      =======     ========     ========
Earnings (loss) per Common Share:
     Diluted Earnings Per Share ..........     $ (0.09)     $  0.18     $  (0.03)    $   0.40
     Basic Earnings Per Share ............     $ (0.09)     $  0.18     $  (0.03)    $   0.40
Average Shares Outstanding:
     Diluted .............................       7,952        7,773        7,840        7,793
     Basic ...............................       7,777        7,749        7,775        7,735


                               CELADON GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         FOR THE NINE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                         --------------------------
                                                                                           2000              1999
                                                                                           ----              ----
Cash flows from operating activities:
    Net  income (loss) ................................................................  $   (246)        $  3,083
    Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation and amortization ................................................    10,599           10,548
      Loss on disposition of equipment ................................................     3,266             --
      Provision for deferred income taxes .............................................    (1,434)            (270)
      Provision for doubtful accounts .................................................       455              342
      Changes in assets and liabilities:
         Trade receivables ............................................................    (7,293)            (726)
         Accounts receivable -- other .................................................    (2,734)            (293)
         Income tax recoverable .......................................................        67            1,995
         Tires in service .............................................................      (519)            (673)
         Prepaid expenses and other current assets ....................................    (1,571)          (1,118)
         Other assets .................................................................       329              276
         Accounts payable and accrued expenses ........................................       (78)            (878)
         Income taxes payable .........................................................     1,203              421
                                                                                         --------         --------
         Net cash provided by operating activities ....................................     2,044           12,707

Cash flows from investing activities:
    Proceeds on sale of property and equipment ........................................    11,497            5,630
    Purchase of property and equipment ................................................    (9,222)         (10,713)
    Purchase of business, net of cash .................................................   (24,921)            --
                                                                                         --------         --------
          Net cash used for investing activities ......................................   (22,646)          (5,083)
                                                                                         --------         --------

Cash flows from financing activities:
    Purchase of common stock held in treasury .........................................      --               (103)
    Proceeds from issuance of common stock held in treasury ...........................       277              332
    Proceeds from bank borrowings and debt ............................................    38,604            7,862
    Payments of bank borrowings and debt ..............................................    (9,300)          (4,182)
    Principal payments under capital lease obligations ................................    (9,508)         (13,501)
    Other financing activities ........................................................       696             --
                                                                                         --------         --------
         Net cash provided by (used for) financing activities .........................    20,769           (9,592)
                                                                                         --------         --------
    Increase (decrease) in cash and cash equivalents ..................................       167           (1,968)
    Cash and cash equivalents at beginning of period ..................................       695            2,537
                                                                                         --------         --------
    Cash and cash equivalents at end of period ........................................  $    862         $    569
                                                                                         ========         ========

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


(1) BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the general instructions to Form 10-Q of Regulation S-X and includes the results of Celadon Group, Inc. and it's majority owned subsidiaries. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements and notes thereto of Celadon Group, Inc. (the "Company") as of and for each of the three years in the period ended June 30, 1999.

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

(2) SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

         The Company predominately operates and provides its transportation services in the truckload transportation segment of the transportation industry. The Company generates revenue from its truckload operations in the United States, Canada and Mexico.

         Effective in the three month period ended March 31, 2000, the company formed TruckersCo-op.com, Inc. ("TruckersCo-op"). TruckersCo-op was formed to provide member transportation companies with cost savings in such areas as fuel, tires, parts, calling cards, insurance, trailer leasing, credit cards, and tractor financing. TruckersCo-op is owned by Celadon E-Commerce, Inc., a wholly owned subsidiary of Celadon Group, Inc., GE Capital and several venture capital funds. Revenues for TruckersCo-op were not significant for the three month period ended March 31, 2000. Operating expenses, which primarily related to marketing and administrative costs associated with the start-up operations were approximately $700 thousand before minority interest and taxes.

                               CELADON GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

         Information as to the Company's operations by geographic area is summarized below (in thousands):


                                         FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                   MARCH 31,                        MARCH 31,
                                             2000            1999              2000           1999
                                             ----            ----              ----           ----
Operating revenue:
   United States .......................   $71,314          $53,059          $207,201       $163,206
   Canada ..............................    13,900           12,296            40,279         37,202
   Mexico ..............................     5,279            3,180            12,290          9,642
                                           -------          -------          --------       --------
       Total ...........................   $90,493          $68,535          $259,770       $210,050
                                           =======          =======          ========       ========

Significant Customer:

         Revenue from DaimlerChrysler accounted for 25% and 21% of the Company's total revenue for the three months ended March 31, 2000 and 1999. The Company transports DaimlerChrysler after-market replacement parts and accessories within the United States and DaimlerChrysler original equipment automotive parts primarily between the United States and the Mexican border, which accounted for 29% and 71%, respectively, of the Company's revenue from DaimlerChrysler for the three months ended March 31, 2000 and 33% and 67%, respectively, of the Company's revenue from Chrysler for the three months ended March 31, 1999. DaimlerChrysler business is covered by three agreements, one of which covers the United States-Mexican business for the Chrysler division, one of which covers the United States-Mexican business for the Freightliner division and the last of which covers domestic movements. The international contract, which covers the Chrysler division, expires in December 2000. The international contract, which covers the Freightliner division, expires in April 2001. The contract applicable to domestic movements expires in October 2000.

                               CELADON GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

         Revenue from General Electric accounted for approximately 4% and 5% of the Company?s total revenue for the three months ended March 31, 2000 and March 31, 1999, respectively. General Electric business is covered by a contract, which expires in April 2002, and that covers all loads shipped for General Electric Industrial Control Systems ("GEICS").

(3) INCOME TAXES

         The effective tax rates for operations for the nine-months ended March 31, 2000 and 1999 were 40.4% and 38.3%, respectively. The Company's effective tax rate differs from the statutory federal tax rate of 35% due to state income taxes and certain expenses, which are not deductible for income tax purposes.

(4) COMPREHENSIVE INCOME

         Total comprehensive income (loss) was $ (0.7) million and $1.5 million for the three months ended March 31, 2000 and 1999, respectively. Total comprehensive income (loss) was $ (0.3) million and $2.9 million for the nine months ended March 31, 2000 and 1999, respectively. The difference between the total comprehensive income (loss) and net income (loss) relates to the effect of foreign currency translation adjustments.

(5) ACQUISITIONS

         Effective July 1, 1999, the Company acquired the assets and assumed certain liabilities of Zipp Express, Inc. for approximately $26 million. The Company accounted for the transaction as a purchase.

         Assuming the transaction described above was consummated as of the beginning of the nine month period ended March 31, 1999, and after giving effect to certain pro forma adjustments, the pro forma consolidated results of operations for the nine months ended March 31,1999 would be as follows:

                                                                          FOR THE NINE MONTHS
                                                                         ENDED MARCH 31, 1999
                                                                         --------------------
                                                               (Dollar amounts in thousands except per share data)
         Operating revenue....................................                   $239,203
         Net income...........................................                     $4,572
         Net income per common share..........................                      $0.59

         In addition, as a result of this acquisition, the Company disposed of a group of its own older equipment and related items that will no longer be required. The effect of upgrading the Company's fleet through this disposition resulted in a non-cash charge of approximately $3.2 million in the nine months ended March 31, 2000.

                               CELADON GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

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

(7) HEDGING ACTIVITIES, COMMITMENTS AND CONTINGENCIES

         The Company has outstanding commitments to purchase approximately $4.0 million of revenue equipment at March 31, 2000 which will be financed utilizing long-term lease agreements.

         Standby letters of credit, not reflected in the accompanying consolidated financial statements, aggregated approximately $2.0 million at March 31, 2000.

         There are various claims, lawsuits and pending actions against the Company and its subsidiaries incidental to the operation of its businesses. The Company believes many of these proceedings are covered in whole or in part by insurance and that none of these matters will have a material adverse effect on its consolidated financial position or liquidity, but could possibly be material to the consolidated results of operations in any one period.

         The Company has been assessed approximately $750,000 by the State of Texas for Interstate Motor Carrier Sales and Use Tax for the period from April 1988 through June 1992. The Company disagrees with the State of Texas over the method used by the state in computing such taxes and intends to vigorously pursue all of its available remedies. On October 30, 1996, the company made a payment of $1.1 million, under protest, which includes interest to the date of payment and enables the Company to pursue resolution of the matter with the State of Texas Attorney General. In fiscal 1997, the Company filed its Original Petition against representatives of the State of Texas. The state responded and denied the Company's claims. As of March 31, 2000, the parties to the litigation were exchanging documentation. The Company has accrued an amount that management estimates is due based upon methods they believe are appropriate. While there can be no certainty as to the outcome, the Company believes that the ultimate resolution of this matter will not have a material adverse effect on its consolidated financial position.

                               CELADON GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 2000
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)



(8) SUPPLEMENTAL CASH FLOW INFORMATION

         During the three months ended March 31, 2000 and 1999, lease obligations in the amount of $0.7 million and $0.8 million, respectively, and for the nine months ended March 31, 2000 and 1999 obligations in the amount of $4.9 million and $8.1 million, respectively were incurred to lease revenue equipment and the associated tires in service.

         During the three months ended March 31, 2000 and 1999, the Company made interest payments of $2.7 million and $1.8 million, respectively and for the nine months ended March 31, 2000 and 1999, the Company made interest payments of $7.0 million and $5.7 million, respectively.

(9) EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands except for per share amounts):

                                                             FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                                      MARCH 31,                           MARCH 31,

                                                               2000               1999             2000             1999
                                                               ----               ----             ----             ----
 Numerator for basic and
    diluted earnings (loss) per share, net income              $(711)              $1,393            $(246)          $3,083
                                                               ======              ======            ======          ======

 Denominator:
 Denominator for basic earnings
   per share-weighted-average shares.....                   7,777,390           7,749,375         7,775,301       7,735,222

 Effect of dilutive securities:
 Employee stock options..................                     174,593              23,167            64,712          55,640
 Warrants................................                          --                 380                --           1,848
                                                              -------           ---------         ---------       ---------
 Dilutive potential common shares                             174,593              23,547            64,712          57,488

 Denominator for diluted earnings
      per share-adjusted weighted-
      average shares and assumed
      conversions...................                        7,951,983           7,772,922         7,840,013       7,792,710

 Basic earnings (loss) per share....                           $(0.09)              $0.18            $(0.03)          $0.40
                                                               ======               =====            ======           =====

 Diluted earnings (loss) per share..                           $(0.09)              $0.18            $(0.03)          $0.40
                                                               ======               =====            ======           =====


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

ACQUISITION HISTORY

         Effective July 1, 1999, the Company acquired the assets and assumed certain liabilities of Zipp Express, Inc. ("Zipp") for approximately $26 million. The Company believes that Zipp will further strengthen its position in the market between the U.S. and Mexico as well as within the Midwest region. Zipp is a major carrier to and from Mexico and also maintains a strong base of business in the Midwest. In calendar year 1998, Zipp had $38 million in revenue and an operating ratio of 89.8%. Zipp operates a relatively new fleet of about 270 tractors and 800 trailers. As a result of this acquisition, the Company disposed of a group of its own older equipment and related items that will no longer be required. The effect of upgrading the Company's fleet through this disposition resulted in a non-cash charge of approximately $3.2 million in the nine months ended March 31, 2000.

RECENT DEVELOPMENTS

         On February 7, 2000, Celadon Group, Inc. announced the formation of TruckersCo-op.com, Inc. ("TruckersCo-op"). TruckersCo-op will provide cost benefits for truck owners in such areas as fuel, tires, parts, calling cards, insurance, trailer leasing, credit cards, and tractor financing. TruckersCo-op is owned by Celadon E-Commerce, Inc., a wholly owned subsidiary of Celadon Group, Inc. and GE Capital, as well as several venture funds.

         TruckersCo-op accounted for $0.05 per diluted share of the March 2000 quarter loss which related to marketing and administrative costs associated with the start-up of the new business.

         TruckersCo-op, as of April 27, 2000, had over 100,000 member trucks enrolled, represented by over 1,800 separate companies in the U.S. and Canada. The board of directors of Celadon Group has authorized the management of TruckersCo-op to proceed with its initial public offering. The proceeds of such an offering will be for purposes of growing and strengthening TruckersCo-op's future. In preparation for the offering, the name of TruckersCo-op will be changed from TruckersCo-op.com, Inc. to TruckersB2B.com, Inc ("TruckersB2B").

         A registration statement relating to the offering by TruckersCo-op has not been filed. The offering will be made only by means of a prospectus included in the registration statement. This does not constitute an offer for sale of any securities.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1999

         Revenue. Consolidated revenue increased by $22.0 million or 32.1%, to $90.5 million for fiscal 2000 from $68.5 million for fiscal 1999. This increase in revenue was due to the acquired operations of Zipp, as well as an increase in rate per mile and billings to customers for the Mexican portion of their transportation. The increase in rates reflected price increases, fuel surcharges and the Company's continued efforts to focus on its core routes as well as an improvement in the Company's overall business mix. The number of tractors operated by the Company, including 941 owner-operated tractors, increased to 2,501 at March 31, 2000, compared to 2,186, including 733 owner-operated tractors, at March 31, 1999.

         Operating Income. Operating income decreased by $2.8 million, or 68.3%, to $1.3 million in fiscal 2000 from $4.1 million in fiscal 1999. The decrease in operating income was primarily a result of the Zipp acquisition offset by higher net fuel costs and start-up costs related to the Company's new subsidiary, TruckersB2B. The Company's operating ratio, which expresses operating expenses as a percentage of operating revenue increased from 94.0% in fiscal 1999 to 98.6% in fiscal 2000.

         Net Interest Expense. Net interest expense increased by $0.7 million or 38.9%, to $2.5 million in fiscal 2000 from $1.8 million in fiscal 1999. The increase was the result of additional borrowings under the Company's credit facilities partially offset by reduced borrowings under capital leases.

         Income Taxes. Income taxes decreased by $1.3 million, to a benefit of $0.4 million in fiscal 2000 from an expense of $0.9 million in fiscal 1999. The decrease in income tax expense reflects the Company's pre-tax loss. The Company's effective tax rate was 37.8% in fiscal 2000 and 38.9% in fiscal 1999.

NINE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THE NINE MONTHS ENDED MARCH 31, 1999

         Revenue. Consolidated revenue increased by $49.7 million or 23.7%, to $259.8 million for fiscal 2000 from $210.1 million for fiscal 1999. This increase in revenue was due to the acquired operations of Zipp, as well as an increase in rate per mile and billings to customers for the Mexican portion of their transportation. The increase in rates reflected price increases and the Company's continued efforts to focus on its core routes as well as an improvement in the Company's overall business mix. The number of tractors operated by the Company, including 941 owner-operated tractors, increased to 2,501 at March 31, 2000, compared to 2,186, including 733 owner-operated tractors, at March 31, 1999.

         Operating Income. Operating income decreased by $1.1 million, or 10.3%, to $9.6 million in fiscal 2000 from $10.7 million in fiscal 1999. The decrease in operating income was primarily a result of the Zipp acquisition offset by higher net fuel costs and start-up costs related to the Company's new subsidiary, TruckersB2B. The Company's operating ratio, which expresses operating expenses as a percentage of operating revenue increased from 94.1% in fiscal 1999 to 96.3% in fiscal 2000.

         Net Interest Expense. Net interest expense increased by $1.0 million or 17.9%, to $6.6 million in fiscal 2000 from $5.6 million in fiscal 1999. The increase was the result of borrowings under the Company's credit facilities partially offset by reduced borrowings under capital leases.

         Income Taxes. Income taxes decreased by $2.1 million, to a benefit of $0.2 million in fiscal 2000 from an expense of $1.9 million in fiscal 1999. The decrease in income tax expense reflects the Company's pre-tax loss. The Company's effective tax rate was 40.4% in fiscal 2000 and 38.3% in fiscal 1999.

LIQUIDITY AND CAPITAL  RESOURCES

          The Company's primary capital requirements in fiscal 2000 will be for the acquisition of revenue equipment. The Company has financed its capital requirements by obtaining lease financing on revenue equipment. At March 31, 2000, the Company had an aggregate of $60.5 million in capital lease financing at interest rates ranging from 5.3% to 10.0%, maturing at various dates through 2004. Of this amount, $16.5 million is due prior to March 31, 2001. The Company has historically met its capital investment requirements with a combination of internally generated funds, bank financing, equipment lease financing (both capitalized and operating) and the issuance of common stock.

          As of March 31, 2000, the Company had on order revenue equipment representing an aggregate capital commitment of approximately $4.0 million. A commitment for lease financing on these units has been obtained. Management believes that there are presently adequate sources of secured equipment financing together with its existing credit facilities and cash flow from operations to provide sufficient funds to meet the Company's anticipated working capital requirements. Additional growth in the tractor and trailer fleet beyond the Company's existing orders will require additional sources of financing.

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

IMPACT OF THE YEAR 2000

         An issue existed for all companies that rely on computers as the year 2000 approached. The "Year 2000" problem is the result of the past practice in the computer industry of using two digits rather than four to identify the applicable year. This practice may result in incorrect results when computers perform arithmetic operations, comparisons or data field sorting involving years later than 1999. In an effort to assess its state of readiness for the technological challenges posed by the Year 2000 problem the Company performed a complete inventory assessment of both its information technology ("IT") and non-IT systems prior to December 31, 1999. In assessing its level of readiness the Company considered the following to be the most important factors: (i) the level of compliance of the Company's central computer systems; (ii) the level of compliance of the software used in the Company's ongoing operations; (iii) the level of readiness of the Company's largest vendors; (iv) the level of readiness of the Company's largest customers; and (v) the level of compliance of the Company's non-IT systems. The Company's non-IT systems are Year 2000 compliant in all material respects.

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

         To date, the Company has not experienced any problems with Company IT or non-IT systems, vendor's system or customer's systems. It does not expect any significant future costs associated with year 2000 issues. The costs of the Company's Year 2000 efforts are based upon management's best estimates, which are derived using numerous assumptions, including the continued availability of certain resources, third-party remediation plans and other factors. The Company currently estimates it spent $150,000 over the life of the program. Expenses associated with addressing the Year 2000 issues were recognized as incurred.

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


                                                  CELADON GROUP, INC.
                                                      (Registrant)

                                                   /s/ Stephen Russell
                                                  .....................
                                        Stephen Russell, Chief Executive Officer


                                                    /s/ Paul A. Will
                                                    ................
                                                      Paul A. Will
                                                Chief Financial Officer

Date: May 12, 2000