Form 10-K
period 2000-06-30
CELADON GROUP INC
filed 2000-09-28
CIK 865941

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     FOR THE ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED JUNE 30, 2000

      [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _________ TO _________

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

                         COMMON STOCK ($0.033 PAR VALUE)
          SERIES A JUNIOR PARTICIPATING PREFERRED STOCK PURCHASE RIGHTS

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes  X             No
        ---              ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 20, 2000, the aggregate market value of the Common Stock ($0.033 par value) held by non-affiliates of the registrant (3,397,032 shares) was approximately $33,970,320 (based upon the closing price of such stock on September 20, 2000). The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant. The number of shares outstanding of the Common Stock of the registrant as of the close of business on September 20, 2000 was 7,784,878.

                       Documents Incorporated by Reference

Part III of Form 10-K -- Portions of Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders

                               CELADON GROUP, INC
                                    FORM 10-K

                                TABLE OF CONTENTS


                                                                                              Document and Location
                                                                                              ---------------------
PART I

         ITEM 1.           Business...................................................................Page 3 herein
         ITEM 2.           Properties................................................................Page 10 herein
         ITEM 3.           Legal Proceedings.........................................................Page 10 herein
         ITEM 4.           Submission of Matters to a Vote of Security Holders.......................Page 10 herein

PART II

         ITEM 5.           Market for Registrant's Common Equity and Related
                             Stockholder Matters.....................................................Page 11 herein
         ITEM 6.           Selected Financial Data...................................................Page 12 herein
         ITEM 7.           Management's Discussion and Analysis of Financial
                             Condition and Results of Operations.....................................Page 13 herein
         ITEM 7A.          Quantitative and Qualitative Disclosures About
                              Market Risk............................................................Page 18 herein
         ITEM 8.           Financial Statements and Supplementary Data...............................Page 19 herein
         ITEM 9.           Changes in and Disagreements with Accountants on
                             Accounting and Financial Disclosure.....................................Page 48 herein

PART III

         ITEM 10.
         Directors and Executive Officers of the Registrant...............................Page 1 of Proxy Statement
         ITEM 11.
         Executive Compensation...........................................................Page 5 of Proxy Statement
         ITEM 12.
         Security Ownership of Certain Beneficial Owners
           and Management.................................................................Page 12 of Proxy Statement
         ITEM 13.
         Certain Relationships and Related Transactions...................................Page 14 of Proxy Statement

PART IV

         ITEM 14.          Exhibits, Financial Statement Schedules and
                             Reports on Form 8-K.....................................................Page 49 herein

SIGNATURES...........................................................................................Page 53 herein

                                     PART I

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information in Items 1, 3, 7, 7A and 8 of this Form 10-K constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You can identify such statements by the fact that they do not relate strictly to historical or current facts. These statements use words such as "believe", "expect", "should" and "anticipate". Such information includes, without limitation, price and availability of diesel fuel, availability of an adequate number of qualified drivers, competitive factors including rate competition, unanticipated changes in laws, regulations, economic conditions, and weather conditions. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-K.

         All such forward-looking statements speak only as of the date of this Form 10-K. The Company expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 1. BUSINESS

THE COMPANY

         Celadon Group, Inc., was incorporated in 1986, in Delaware, primarily to provide trucking services for DaimlerChrysler Corporation ("DaimlerChrysler") to and from its Mexican assembly plants. Since that time, Celadon Group, Inc. (collectively, with its subsidiaries, the "Company") has grown into a leading trucking company that specializes in providing and arranging door-to-door transport services from the United States and Canada to and from locations in Mexico. The Company also provides van truckload and flatbed transport services within the United States. The Company acquired (i) the assets of General Electric Transportation Services ("GETS") in September 1997, (ii) the assets of Gerth Transport ("Gerth") in May 1998, and (iii) the assets, and assumed certain liabilities of, Zipp Express, Inc. ("Zipp") in July 1999. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Recent Acquisitions."

         The Company is headquartered in Indianapolis, Indiana and maintains a regional network of eight terminals within the Ontario, Canada to Laredo, Texas corridor and four terminals within Mexico, which enables the Company to focus primarily on north-south trucking lanes. The Company currently operates a fleet of approximately 2,500 tractors and 7,000 trailers.

         On February 9, 2000, the Company incorporated TruckersB2B, Inc. ("TruckersB2B"), an internet-based "business-to-business" membership program providing discounted fuel, tires and other products and services to small and medium-sized trucking companies through its website. TruckersB2B is a subsidiary of the Company as a majority of TruckersB2B's common stock is owned by Celadon E-Commerce, Inc., a wholly-owned subsidiary of the Company.

INDUSTRY OVERVIEW

         The full truckload market is defined by the quantity of goods, generally over 10,000 pounds, shipped by a single customer and is divided into several segments by the type of trailer used to transport the goods. These segments include van, temperature-controlled, flatbed, and tank carriers. The Company participates primarily in the van and, to a lesser degree, the flatbed portion of the North American truckload market. The markets within the United States, Canada, and Mexico are fragmented, with many competitors.

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

         Transportation of goods between the United States or Canada and Mexico consists of three components: (i) transport from the point of origin to the Mexican border, (ii) drayage, which is transportation across the border, and
(iii) transportation from the border to the final destination. The Company is one of a limited number of trucking companies that participates in all three segments of this cross border market providing true door-to-door carriage.

         Internet-based business-to-business savings programs for trucking companies is new and includes such competitors as other large trucking companies, other Internet-based buying programs, trucking industry co-ops and other possible new entrants.

OPERATIONS AND MARKETING

         The Company approaches its operations as an integrated effort of marketing, customer service, and fleet management. The Company's customer service and marketing personnel emphasize both new account development and expanded service for current customers. Customer service representatives provide day-to-day contact with customers, while the sales force targets freight that will increase lane density.

         The Company provides and arranges for long-haul, time sensitive, full truckload transport of goods between the United States and Canada and Mexico. The Company provides van truckload carriage through four operating units:
Celadon Trucking Services Inc., ("CTSI"), Zipp, Gerth, and Servicios de Transportacion Jaguar S.A. de CV ("Jaguar"). Because most international shipments are carried on through-trailer service on U.S. or Canadian trailers, Mexican carriers use the Company's trailers. As a result, the Company maintains an above average trailer-to-tractor ratio. The Company utilized 2,580 tractors (of which 1,024 were owner-operators) and 7,042 trailers as of June 30, 2000. The Company provides flatbed carriage through its subsidiary Cheetah Transportation Company ("Cheetah"), which is headquartered in Mooresville, North Carolina. Flatbed services are employed for commodities such as steel coils, lumber and other building materials because of their special loading requirements and for shipments of large or oversized freight.

         The Company targets large service-sensitive customers with time-definite delivery requirements throughout the United States, Canada and Mexico. The Company's customers frequently ship in the north-south lanes (i.e. to and from locations in Mexico to and from locations in the Midwestern and Eastern United States and Eastern Canada). The sales and marketing personnel in the various offices work together to source northbound and southbound transport, in addition to drayage. The Company currently services in excess of 3,500 trucking customers. Service to these customers is enhanced by a high trailer-to-tractor ratio, state-of-the-art technology, well maintained, late-model tractors and trailers, and 24-hours a day, seven-days a week dispatch and reporting services. The principal types of freight transported include automotive parts, paper products, manufacturing parts, semi-finished products, textiles, appliances, retail and toys.

         The Company's largest customer is DaimlerChrysler, which accounted for approximately 24%, 25%, and 37% of the Company's total revenue for fiscal 2000, 1999, and 1998, respectively. The Company transports DaimlerChrysler original equipment automotive parts primarily between the United States and Mexico and DaimlerChrysler after-market replacement parts and accessories within the United States. The Company's most recent agreements with DaimlerChrysler are covered by three agreements: (a) an agreement for international freight with the Chrysler division, which expires in December 2000, (b) a domestic agreement with the Chrysler division, which expires in October 2000, and (c) an international contract with the Freightliner division, which expires in April 2001. The two Chrysler division agreements accounted for approximately 22%, 22%, and 37% of the Company's total revenue for fiscal 2000, 1999, and 1998, respectively. The Freightliner division contract accounted for approximately 2% and 3% of the Company's total revenue for fiscal 2000 and 1999, respectively. No other customer accounted for more than 10% of the Company's total revenue during any of its three most recent fiscal years.

         The Company's TruckersB2B subsidiary provides discounted fuel, tires, and other products and services to small and medium-sized trucking companies through its website, www.truckersb2b.com. TruckersB2B provides small and medium-sized trucking company members with the ability to cut costs, and thereby compete more effectively and profitably with the larger fleets. As of June 30, 2000, TruckersB2B had approximately 158,000 members.

TECHNOLOGY

         The Company uses state-of-the-art technology for customer service, dispatch, equipment control, driver communications, electronic data interchange ("EDI") and administrative purposes. CTSI, Zipp, Gerth and Jaguar have equipped all of their tractors with Qualcomm mobile communication terminals, which allow information to be passed to and from the driver and the Company instantaneously. Customer order information, load tracking, and service performance are all monitored using the latest in mobile communication technology. As an extension of this data capture, customers can track their own shipments utilizing CelaTrac, an Internet based tracking system that the Company introduced in August 1998. The Company has implemented Logistics.com load optimization and drop and swap software modules to further enhance its service performance levels.

DRIVERS AND PERSONNEL

         At June 30, 2000, the Company employed 2,377 persons, of whom 1,532 were drivers, 166 were truck maintenance personnel and 679 were administrative personnel. None of the Company's drivers or other employees are represented by a union or a collective bargaining unit.

         Driver recruitment, retention, and satisfaction are essential components of the Company's success. Drivers are selected in accordance with specific guidelines, relating primarily to safety records, driving experience, and personal evaluations, including a physical examination and mandatory drug testing. The Company's drivers attend an orientation program and ongoing driver efficiency and safety programs. As of June 30, 2000, the average length of time that drivers had been employed by the Company was approximately 2.3 years.

         Historically, the Company utilized owner-operators exclusively for flatbed shipments. However, with the General Electric Transportation Services ("GETS"), Gerth and Zipp acquisitions, owner-operator capacity was added to the Company. Owner-operators are independent contractors who, through a contract with the Company, supply one or more tractors and drivers for Company use. Owner-operators must pay their own tractor expenses, fuel, maintenance and driver costs and must meet specified Company guidelines with respect to safety. As of June 30, 2000, there were 1,024 owner-operator tractors providing 40% of the Company's tractor capacity.

REVENUE EQUIPMENT

         The Company's equipment strategy is to utilize premium late-model tractors, maintain a high trailer-to-tractor ratio, actively manage equipment throughout its life cycle and employ a comprehensive service and maintenance program.

         The Company's fleet is comprised of tractors manufactured by Freightliner and Peterbilt to the Company's specifications, which the Company believes helps attract and retain drivers and to minimize maintenance and repair costs. The Company owns or leases most of its tractors and trailers and, as of June 30, 2000, utilized 1,024 tractors owned by independent owner-operators.

         As of June 30, 2000, the average age of the Company's owned and leased tractors and trailers was approximately 2.2 years and 3.8 years, respectively. The Company utilizes a comprehensive maintenance program to minimize downtime and control its maintenance costs. Centralized purchasing of spare parts and tires, and centralized control of over-the-road repairs are also used to control costs. The Company generally replaces its tractors every four to five years, although it retains some older tractors for use on shorter haul routes (including drayage) where they can be utilized more economically. The Company further reduces exposure to declines in the resale value of the Company's equipment by entering into agreements with certain manufacturers providing for pre-established resale values upon trade-in of existing equipment.

         The following table shows by type and model year the Company's revenue equipment at June 30, 2000:

         Model Year                                                  Tractors          Trailers
         ----------                                                  --------          --------
         2000         ............................................        542               831
         1999         ............................................        166             1,021
         1998         ............................................        221               493
         1997         ............................................        173               234
         1996         ............................................        360             1,821
         1995         ............................................         58             1,142
         1994         ............................................          5               407
         1993         ............................................         18               607
         1992         ............................................          1               332
         1991         ............................................          7                21
         Pre-1991     ............................................          5               133
                                                                        -----             -----
            Total     ............................................      1,556             7,042
                                                                        =====             =====


         The Company maintains a 3.1 to 1 trailer-to-tractor ratio (including van truckload owner-operator equipment) in order to provide availability in Mexico and to allow it to leave trailers with its high volume shippers to load and unload at their convenience. As of June 30, 2000, the Company had 159 tractors on order for delivery in fiscal 2001. Additional growth in the tractor and trailer fleet beyond the Company's existing orders will require additional sources of financing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

FUEL

         The Company purchases the majority of its fuel through a network of approximately 120 fuel stops throughout the United States and Canada. The Company has negotiated discounted pricing based on certain volume commitments with these fuel stops. Bulk fueling facilities are maintained in Indianapolis, Laredo and Kitchener, Ontario to further reduce fuel costs.

         Shortages of fuel, increases in fuel prices or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. During fiscal year 2000, the Company experienced significant increases in the cost of fuel. The Company has recovered a portion of the increased cost from customers via the use of fuel surcharges. However, a significant portion of the fuel expense increase was not recovered during fiscal year 2000. This is due to several factors: the base fuel price levels which determine when surcharges are collected, truck idling, empty miles between freight shipments, and out-of-route miles caused in part by driver home time needs. Company management continues to meet with customers to explain the significant impact of high fuel prices and to improve the amount and percentage of fuel surcharge reimbursement. However, the Company cannot predict whether high fuel price levels will continue in the future or the extent to which fuel surcharges will be collected to offset such increases. At June 30, 2000, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

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

REGULATION

         The Company's operations are regulated and licensed by various U.S. federal and state, Canadian provincial and Mexican federal agencies. Interstate motor carrier operations are subject to safety requirements prescribed by the United States Department of Transportation. Such matters as weight and equipment dimensions are also subject to United States federal and state regulation and Canadian provincial regulations. The Company operates in the United States throughout the 48 contiguous states pursuant to operating authority granted by the Federal Highway Administration, in various Canadian provinces pursuant to operation authority granted by the Ministries of Transportation and Communications in such provinces, and within Mexico pursuant to operating authority granted by Secretaria de Communiciones y Transportes. To the extent that the Company conducts operation outside the United States, the Company is subject to the Federal Corrupt Practices Act, which generally prohibits United States companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping otherwise obtaining favorable treatment.

CARGO LIABILITY, INSURANCE, AND LEGAL PROCEEDINGS

         The Company is a party to routine litigation incidental to its business, primarily involving claims for bodily injury or property damage incurred in the transportation of freight. The Company is responsible for the safe delivery of cargo. Since April 2000, the Company is responsible for liability claims up to $1 million, plus administrative expenses, for each occurrence involving personal injury or property damage. The Company is self insuring its physical damage losses and up to $150,000 for workers compensation losses and up to $25,000 for cargo claims. The Company maintains separate insurance in Mexico consisting of bodily injury and property damage coverage with acceptable deductibles. Management believes its uninsured exposure is reasonable for the transportation industry. Consequently, the Company does not believe that the litigation and claims experienced will have a material impact on the Company's financial position or results of operations.

ITEM 2. PROPERTIES

          The Company operates an international network of thirteen terminal locations, including facilities in Laredo and El Paso, Texas, which are the two largest inland freight gateway cities between the United States and Mexico. Operating terminals are currently located in the following cities:

                United States                                  Mexico                       Canada
                -------------                                  ------                       ------
Denton, TX                   Indianapolis, IN (2)         Guadalajara                    Kitchener, ON
Detroit, MI                  Laredo, TX (2)               Mexico City
El Paso, TX                  Mooresville, NC              Monterrey
                                                          Nuevo Laredo

          Both the Laredo and Indianapolis facilities include administrative functions, lounge and sleeping facilities for drivers, parking, fuel and truck washing facilities. The Company's executive and administrative offices occupy four buildings located on 30 acres of property in Indianapolis, Indiana.

ITEM 3. LEGAL PROCEEDINGS

          See discussion under "Cargo Liability, Insurance, and Legal Proceedings," and footnote 10 to the consolidated financial statements "Hedging Activities, Commitments, and Contingencies."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted for a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2000.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Since January 24, 1994, the date of the initial public offering of the Company's Common Stock, the Common Stock has been quoted through The Nasdaq National Market under the symbol "CLDN". The following table sets forth the high and low reported sales price for the Common Stock as quoted through The Nasdaq National Market for the periods indicated.


              FISCAL 1999                        HIGH                 LOW
     Quarter ended September 30, 1998            $19.38            $ 9.38

     Quarter ended December 31, 1998             $15.19            $ 7.00

     Quarter ended March 31, 1999                $14.50            $ 7.88

     Quarter ended June 30, 1999                 $10.50            $ 7.38

              FISCAL 2000

     Quarter ended September 30, 1999            $ 9.13            $ 6.88

     Quarter ended December 31, 1999             $ 9.88            $ 5.25

     Quarter ended March 31, 2000                $33.00            $ 5.44

     Quarter ended June 30, 2000                 $27.75            $10.25


         On September 20, 2000, there were approximately 2,200 holders of the Company's Common Stock, and the closing price of the Company's Common Stock was $10.00.


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

                                                            FISCAL YEAR ENDED JUNE 30,
                                                ----------------------------------------------------------
                                                2000          1999         1998        1997        1996
                                                ----          ----         ----        ----        ----
                                                           (IN THOUSANDS EXCEPT PER SHARE DATA)
Statement of Operations Data :
Operating revenue.........................   $351,569       $281,829    $229,928     $191,035     $166,544

Operating income .........................     $8,844(2)     $15,291     $15,804      $12,435       $1,737
Interest expense, net.....................      9,238          7,385       5,905        4,944        3,672
Other expense (income)....................        256             85         (12)         (37)          72
Minority interest in subsidiary loss......       (547)            --          --           --           --
Loss on disposition.......................      3,266             --          --           --           --
                                              --------       -------     --------    ---------    ---------
Income (loss) from continuing operations
    before income taxes...................     (3,369)         7,821       9,911        7,528       (2,007)
Provision for income taxes (benefit)......     (1,328)         2,980       3,902        3,024         (411)
                                              --------       -------     --------    ---------    ---------
Income (loss) from continuing operations..     (2,041)         4,841       6,009        4,504       (1,596)
Loss from discontinued operations.........         --             --          --           --      (15,203)
                                              --------       -------     --------    ---------    ---------
   Net income (loss)......................    $(2,041)       $ 4,841     $ 6,009     $  4,504     $(16,799)
                                              ========       =======     ========    =========    ==========
Diluted Earnings (Loss) Per Share:
   Continuing operations..................     $(0.26)         $0.62       $0.78        $0.59       $(0.20)
   Discontinued operations................         --             --          --           --        (1.93)
                                              --------       -------     --------     --------    ---------
   Net income (loss) (1)..................     $(0.26)         $0.62       $0.78        $0.59       $(2.13)
                                              ========       =======     ========     ========    =========
Average diluted shares outstanding........      7,890          7,784       7,752        7,660        7,877
Balance Sheet Data:
   Working capital........................    $22,087        $20,115     $18,027      $16,435      $17,039
   Total assets...........................    215,322        188,759     194,777      142,902      141,921
   Long-term debt.........................     92,659         71,580      82,843       54,361       50,025
   Stockholders' equity...................     58,407         57,306      52,322       45,794       41,962

------------
(1) Calculation of diluted net income (loss) per common share for the 1996 and 2000 periods are anti-dilutive.
(2)  Includes operating loss of $4.7 million related to TruckersB2B.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         The Company is a leading trucking company that specializes in providing and arranging truckload transport services from the United States and Canada to and from locations in Mexico. The Company serves a diverse set of industries including automotive, technology, industrial equipment, textiles, retail, and furniture. The Company provides its customers with long-haul time sensitive transportation utilizing a network of company owned and leased tractors and, to a lesser extent, independent owner-operators.

         The Company's capacity mix has changed with the acquisitions of GETS, Gerth and Zipp. Prior to these acquisitions, 82% of the Company's capacity was provided by Company owned and leased equipment. As of June 30, 2000, owner-operators provided 40% of the Company's capacity. As a result, purchased transportation expense has increased and equipment ownership costs, maintenance, and driver expenses have decreased as percentages of operating revenue.

         During 2000, the Company has added an Internet-based
"business-to-business" membership program providing discounts on fuel, tires and other services.


RECENT ACQUISITIONS

         In September 1997, the Company acquired the assets of GETS for $8.2 million. The purchase included 150 owner-operator tractors, 455 trailers and a contract granting the right of first refusal on all loads shipped for General Electric Industrial Control Systems ("GEICS") for a five-year period. In addition to adding GEICS as a key customer, the GETS acquisition improved shipping density of the Company's core routes. The assets acquired in the GETS acquisition were successfully integrated into CTSI within six months of the date of acquisition.

         In May 1998, the Company acquired the assets of Gerth for $13.8 million. Gerth is a leading Canadian truckload carrier to Mexico, with 425 tractors. This acquisition has strengthened the Company's presence in Canada and provides additional density in its core north-south transport lanes.

         Effective July 1, 1999, the Company acquired the assets and assumed certain liabilities of Zipp for approximately $26 million. The consolidated financial statements include the results of Zipp's operations from the date of acquisition. The Company believes that Zipp will further strengthen its position in the market between the U.S. and Mexico as well as within the Midwest region. Zipp is a major carrier to and from Mexico and also maintains a strong base of business in the Midwest. In calendar year 1998, Zipp had $38 million in revenue and an operating ratio of 89.8%. At the acquisition date, Zipp operated a relatively new fleet of approximately 270 tractors and 800 trailers. As a result of this acquisition, the Company disposed of a group of its own older equipment and related items that were no longer required due to the acquired fleet having newer more fuel efficient equipment. The combined fleets resulted in operating efficiencies that allowed the Company to dispose of this excess equipment. The effect of upgrading the Company's fleet through this disposition resulted in a non-cash charge of approximately $3.3 million in the three months ended September 30, 1999.


RESULTS OF OPERATIONS

         The following table includes certain information with respect to the operating revenue, operating profit, operating ratio, and operating expense of the Company for the years indicated.


                                                                          FISCAL YEAR ENDED JUNE 30,
                                                                 -------------------------------------------
                                                                        2000          1999          1998
                                                                        ----          ----          ----
Operating ratio...........................................              97.5%         94.6%         93.1%

Operating expenses as a percentage of operating revenue:
     Salaries, wages and employee benefits................              27.5%         27.0%         30.4%
     Fuel.................................................              10.5%          9.5%         12.8%
     Operating costs and supplies.........................               7.7%          9.3%          8.3%
     Insurance and claims.................................               2.7%          2.6%          2.8%
     Depreciation and amortization........................               4.1%          4.7%          5.6%
     Rent and purchased transportation....................              37.8%         34.6%         26.7%
     General, administrative, and selling expenses........               2.9%          3.0%          2.7%
     Non-cash member and vendor development costs.........               0.8%           --            --
      Other operating expenses............................               3.5%          3.9%          3.8%
                                                                        -----         -----         -----
         Total............................................              97.5%         94.6%         93.1%
                                                                        =====         =====         =====

The operating ratio excluding TruckersB2B was 96.1% in fiscal 2000.


FISCAL YEAR ENDED JUNE 30, 2000 COMPARED WITH FISCAL YEAR ENDED JUNE 30, 1999

         REVENUE. Consolidated revenue increased by $69.8 million, or 24.8%, to $351.6 million for fiscal 2000 from $281.8 million for fiscal 1999. A significant portion of the increase, $49.5 million, relates to Zipp, which was acquired effective July 1, 1999. In addition, the Company increased its overall rates per mile by 3.5% compared to fiscal 1999. This increase in rates reflects price increases obtained by the Company through its continued efforts to focus on its core routes as well as an improvement in the Company's overall business mix.

         OPERATING INCOME. Operating income, excluding TruckersB2B, decreased by $1.8 million, or 11.8%, to $13.5 million in fiscal 2000 from $15.3 million in fiscal 1999. The Company's operating ratio, which expresses operating expenses as a percentage of operating revenue, excluding TruckersB2B, increased from 94.6% in fiscal 1999 to 96.1% in fiscal 2000.

         The decrease in operating income and the increased operating ratio were attributable to a significant increase in fuel costs, net of fuel surcharges, of approximately $5.8 million, or $.45 (tax effected) per diluted common share. The Company has recovered a portion of the increased cost from customers via the use of fuel surcharges. However, a significant portion of the fuel expense increase was not recovered during fiscal year 2000. This is due to several factors: the base fuel price levels which determine when surcharges are collected, truck idling, empty miles between freight shipments, and out-of-route miles caused in part by driver home time needs. Company management continues to meet with customers to explain the significant impact of high fuel prices and to improve the amount and percentage of fuel surcharge reimbursement.

         Rent and purchased transportation expense increased as a result of growth in owner-operator capacity, higher equipment costs, and an increased use of independent Mexican carriers. This increase was partially offset by a decrease in depreciation expense and operating costs as a percentage of revenue.

         TruckersB2B accounted for a $4.7 million operating loss for fiscal year 2000. This loss was primarily the result of non-cash charges related to the fair value of shares of TruckersB2B common stock earned by its strategic partners. TruckersB2B also incurred $2.0 million of pre-tax operating losses for salaries, advertising and other costs associated with the start-up of a new business. Those losses were offset by a benefit of $0.5 million for the Company's minority interest in the TruckersB2B subsidiary.

         It is expected that the operating expenses of TruckersB2B will continue to increase in the near future. This increase will include anticipated non-cash charges to be recognized in connection with the future issuance of shares of TruckersB2B Class A common stock, under agreements with certain o its vendor partners. Upon issuance of these shares, the fair value of the common stock at the date the shares are earned will be recognized as an operating expense in the company's consolidated statement of operations.

         NET INTEREST EXPENSE. Net interest expense increased by $1.8 million, or 24.3%, to $9.2 million in fiscal 2000 from $7.4 million in fiscal 1999. The increase was the result of higher borrowings under the Company's existing credit facility due to the Zipp acquisition, partially offset by reduced borrowings under capital leases.

         INCOME TAXES. Income taxes resulted in a benefit of $1.3 million in fiscal 2000 compared to an expense of $3.0 million in fiscal 1999. This change in income taxes is a result of the Company's pre-tax loss in fiscal 2000.

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

         NET INTEREST EXPENSE. Net interest expense increased by $1.5 million, or 25.4%, to $7.4 million in fiscal 1999 from $5.9 million in fiscal 1998. The increase was the result of higher borrowings under the Company's existing credit facility partially offset by reduced borrowings under capital leases.

         INCOME TAXES. Income taxes decreased by $0.9 million, or 23.1%, to $3.0 million in fiscal 1999 from $3.9 million in fiscal 1998. The decrease in income tax expense is reflective of the Company's lower pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

         The Company generated cash flow of $10.3 million, $12.3 million and $18.5 million from operating activities in fiscal 2000, 1999 and 1998, respectively. In fiscal 2000, the decrease in cash flow relative to fiscal year 1999 was due to reduced profitability, the increase in fuel expense and an increase in trade receivables. These items were partially offset by non-cash expenses for the loss on disposition of equipment and TruckersB2B non-cash member and vendor development costs. The Company's primary capital requirements over the last three years have been funding the acquisition of equipment, the start-up of TruckersB2B, and the GETS, Gerth and Zipp acquisitions. Capital expenditures (including the value of equipment procured under capital leases) totaled $24.5 million, $15.8 million and $41.5 million in fiscal 2000, 1999 and 1998, respectively. The Company purchased $13.2 million, $8.1 million and $37.5 million of revenue equipment under capitalized leases and debt financing in fiscal 2000, 1999 and 1998, respectively. The Company has historically met its capital investment requirements with a combination of internally generated funds, bank financing, equipment lease financing (both capitalized and operating) and the issuance of common stock.

         In August 1999, the Company completed a $60 million banking facility ("credit agreement") with ING (U.S.) Capital, LLC ("ING"). The arrangement includes a $30 million revolving loan and a $30 million term loan. In November 1999, the Company's credit agreement with ING was increased by $5 million to $65 million. In May 2000, the Company's credit agreement with ING was amended to reflect modifications to the Company's covenants. The modifications allowed the Company to remain in compliance with the terms and conditions of the credit agreement. In September 2000, the Company's credit agreement with ING was increased by $2 million to $67 million to finance the start-up of TruckersB2B. The ING credit agreement was obtained primarily to finance the $26 million asset purchase of Zipp.

         At June 30, 2000, $47.7 million of the Company's credit facility was utilized as outstanding borrowings and $1.8 million was utilized for standby letters of credit. The average balance outstanding during fiscal 2000 was $48.5 million and the highest balance outstanding was $59.7 million. The Company also has financed its capital requirements by obtaining lease financing on revenue equipment. At June 30, 2000, the Company had an aggregate of $58.6 million in capital lease financing at interest rates ranging from 5.3 % to 8.0%, maturing at various dates through 2005. Of this amount, $15.7 million is due prior to June 30, 2001.

         As of June 30, 2000, the Company had 159 tractors on order for delivery in fiscal 2001. A commitment for lease financing on these units has been obtained. Management believes that there are presently adequate sources of secured equipment financing together with its existing credit facilities and cash flow from operations to provide sufficient funds to meet the Company's anticipated working capital requirements. Additional growth in the tractor and trailer fleet beyond the Company's existing orders will require additional sources of financing.

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

INFLATION

         Many of the Company's operating expenses, including fuel costs and related fuel taxes, are sensitive to the effects of inflation, which result in higher operating costs. The effects of inflation on the Company's business during the past three years were most significant in fuel. The Company has limited the effects of inflation through increases in freight rates and fuel surcharges.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Two amendments to this statement have extended the required implementation date to fiscal years beginning after June 15, 2000 and addressed a limited number of implementation issues. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to various market risks, including changes in foreign currency exchange rates, interest rates, and fuel prices. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

         The Company is exposed to interest rate risk primarily from its Credit Agreement ("Credit Agreement") in which floating rates are based, at the Company's option, upon either the bank's base rate plus a margin ranging from
 .5% to 1.5% or the London Interbank Offered Rate plus a margin ranging from 1.5% to 2.5%, depending upon performance by the Company. A hypothetical 10% movement in interest rates would have an impact on net income of approximately $300,000. In the event of a change of such magnitude, management would likely consider actions to further mitigate its exposure to the change.

         Jaguar's revenues and expenses are generally recorded in Mexican pesos and Gerth's revenues and expenses are recorded in United States and Canadian dollars. The Company's foreign currency revenues are generally proportionate to its foreign currency expenses and the Company does not generally engage in currency hedging transactions. For purposes of consolidation, however, the operating results earned by the Company's subsidiaries in foreign currencies is converted into United States dollars. As a result, a decrease in the value of the Mexican peso or Canadian dollar could adversely affect the Company's consolidated results of operations and equity.

         See "Fuel" section on page 8 of this Form 10-K for further discussion regarding market risks associated with changes in fuel prices.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See "Index to Consolidated Financial Statements," which is Item 14(a), and the consolidated financial statements and schedules included as a part of this Annual Report.

                               CELADON GROUP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS


                      Three years ended June 30, 2000 with
                         Report of Independent Auditors



                                    Contents


Report of Independent Auditors..........................................................21

Audited Consolidated Financial Statements:

   Consolidated Balance Sheets..........................................................22
   Consolidated Statements of Operations................................................23
   Consolidated Statements of Cash Flows................................................24
   Consolidated Statements of Stockholders' Equity......................................25
   Notes to Consolidated Financial Statements...........................................26

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Celadon Group, Inc.

         We have audited the accompanying consolidated balance sheets of Celadon Group, Inc. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Celadon Group, Inc. and subsidiaries at June 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ ERNST & YOUNG LLP


Indianapolis, Indiana
August 24, 2000

                               CELADON GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)



                                                                                                      2000                1999
                                                                                                      ----                ----
                                    A S S E T S
Current assets:
     Cash and cash equivalents..............................................................          $360                $695
     Trade receivables, net of allowance for doubtful accounts of $786
        and $788 in 2000 and 1999, respectively ............................................        53,521              43,884
     Accounts receivable -- other...........................................................         8,013               5,336
     Prepaid expenses and other current assets .............................................         8,280               6,941
     Tires in service ......................................................................         4,747               4,179
     Income tax recoverable ................................................................         1,639                  29
     Deferred income taxes..................................................................           802               4,847
                                                                                                  --------            --------
          Total current assets .............................................................        77,362              65,911
Property and equipment...... ................................................................      150,119             141,213
     Less accumulated depreciation and amortization.........................................        37,477              33,629
                                                                                                  --------            --------
          Net property and equipment........................................................       112,642             107,584
Tires in service ...........................................................................         2,569               2,331
Goodwill, net of accumulated amortization  .................................................        20,435              10,967
Other assets................................................................................         2,314               1,966
                                                                                                  --------            --------
          Total assets......................................................................      $215,322            $188,759
                                                                                                  ========            ========

        L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y

Current liabilities:
     Accounts payable.......................................................................        $5,669              $5,505
     Accrued expenses ......................................................................        26,819              17,953
     Bank borrowings and current maturities of long-term debt...............................         7,055               7,239
     Current maturities of capital lease obligations........................................        15,732              15,099
                                                                                                  --------            --------
          Total current liabilities.........................................................        55,275              45,796
Long-term debt, net of current maturities...................................................        49,751              18,613
Capital lease obligations, net of current maturities........................................        42,908              52,967
Deferred income taxes.......................................................................         8,862              14,065
Minority interest ..........................................................................           119                  12
Stockholders' equity :
   Preferred stock, $1.00 par value, authorized 179,985 shares; issued and outstanding
     zero shares............................................................................           ---                 ---
   Common stock, $0.033 par value, authorized  12,000,000 shares; issued 7,786,430 shares
     in 2000 and 1999.......................................................................           257                 257
   Additional paid-in capital...............................................................        60,113              56,679
   Retained earnings (deficit) .............................................................          (722)              1,319
   Accumulated other comprehensive income...................................................        (1,206)               (605)
   Treasury stock, at cost, 3,523 shares and 34,773 shares at June 30, 2000, and 1999,
     respectively...........................................................................           (35)               (344)
                                                                                                  --------            --------

          Total stockholders' equity........................................................        58,407              57,306
                                                                                                  --------            --------
          Total liabilities and stockholders' equity........................................      $215,322            $188,759
                                                                                                  ========            ========

          See accompanying notes to consolidated financial statements.

                               CELADON GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                       2000                  1999                  1998
                                                                       ----                  ----                  ----
Operating revenue.............................................     $351,569              $281,829              $229,928

Operating expenses:
     Salaries, wages and employee benefits....................       96,775                76,183                69,938
     Fuel.....................................................       36,934                26,738                29,404
     Operating costs and supplies.............................       26,930                26,266                18,952
     Insurance and claims.....................................        9,588                 7,166                 6,488
     Depreciation and amortization............................       14,521                13,161                12,889
     Rent and purchased transportation........................      132,751                97,366                61,466
     Professional and consulting fees.........................        1,807                 2,174                 1,503
     Communications and utilities.............................        4,278                 3,786                 3,285
     Permits, licenses and taxes  ............................        6,198                 5,100                 3,901
     General, administrative, and selling.....................       10,176                 8,598                 6,298
     Non-cash member and vendor development costs.............        2,767                   ---                   ---
                                                                   --------              --------              --------
        Total operating expenses..............................      342,725               266,538               214,124
                                                                   --------              --------              --------

Operating income .............................................        8,844                15,291                15,804

Other (income) expense:
     Interest income..........................................          (86)                 (185)                 (493)
     Interest expense.........................................        9,324                 7,570                 6,398
     Other (income) expense, net .............................          256                    85                   (12)
     Minority interest in subsidiary loss.....................         (547)                  ---                   ---
     Loss on disposition of equipment.........................        3,266                   ---                   ---
                                                                   --------              --------              --------
Income (loss) before income taxes.............................       (3,369)                7,821                 9,911
Provision (benefit) for income taxes..........................       (1,328)                2,980                 3,902
                                                                   --------              --------              --------
        Net income (loss).....................................     $ (2,041)              $ 4,841               $ 6,009
                                                                   ========              ========              ========

Earnings (loss) per Common Shares:
        Diluted earnings (loss) per share.....................       $(0.26)                $0.62                 $0.78
        Basic earnings (loss) per share.......................       $(0.26)                $0.63                 $0.78
Average shares outstanding:
        Diluted ..............................................        7,777                 7,784                 7,752
        Basic ................................................        7,777                 7,739                 7,664



          See accompanying notes to consolidated financial statements.

                               CELADON GROUP, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)


                                                                                    2000          1999          1998
                                                                                    ----          ----          ----


Cash flows from operating activities:
    Net income (loss) .....................................................     $ (2,041)     $  4,841      $  6,009
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization ......................................       14,521        13,654        14,154
       Loss on disposition of equipment ...................................        3,266           ---           ---
       Non-cash member and vendor development costs .......................        2,767           ---           ---
       Provision (benefit) for deferred income taxes ......................       (2,273)        1,332         2,884
       Provision for doubtful accounts ....................................          494           716           250
       Changes in assets and liabilities:
           Trade receivables ..............................................       (5,541)       (5,537)         (245)
           Accounts receivable -- other ...................................       (2,581)         (954)       (2,545)
           Income tax recoverable .........................................       (1,572)        3,140         1,407
           Tires in service ...............................................         (934)         (955)         (738)
           Prepaid expenses and other current assets ......................          (52)       (1,348)         (502)
           Other assets ...................................................         (927)          355           446
           Accounts payable and accrued expenses ..........................        5,189        (2,951)       (2,638)
           Income taxes payable ...........................................          ---           (43)          ---
                                                                                --------      --------      --------
           Net cash provided by operating activities ......................       10,316        12,250        18,482
 Cash flows from investing activities:
       Purchase of property and equipment .................................      (11,971)       (7,643)       (3,623)
       Proceeds from sale of property and equipment .......................       14,405        10,772         4,689
       Purchase of business, net of cash acquired .........................      (24,921)          ---        (3,670)
                                                                                --------      --------      --------
           Net cash provided by (used for) investing activities ...........      (22,487)        3,129        (2,604)
Cash flows from financing activities:
       Purchase of common stock held in treasury ..........................          ---          (103)         (586)
       Proceeds from issuance of common stock .............................          280           419         1,328
       Proceeds from issuances of common stock in subsidiary ..............          803           ---           ---
       Proceeds from bank borrowings and debt .............................       38,614         5,937         1,506
       Payments on bank borrowings and debt ...............................      (14,691)       (6,513)       (2,397)
       Principal payments on capital lease obligations ....................      (13,170)      (16,961)      (15,037)
                                                                                --------      --------      --------
           Net cash provided by (used for) financing activities ...........       11,836       (17,221)      (15,186)
                                                                                --------      --------      --------
(Decrease) increase in cash and cash equivalents ..........................         (335)       (1,842)          692
Cash and cash equivalents at beginning of year ............................          695         2,537         1,845
                                                                                --------      --------      --------
Cash and cash equivalents at end of year ..................................     $    360      $    695      $  2,537
                                                                                ========      ========      ========



          See accompanying notes to consolidated financial statements.

                               CELADON GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                  (Dollars in thousands, except share amounts)


                                                                                         ACCUMULATED                    TOTAL
                                       COMMON STOCK            ADDITIONAL    RETAINED       OTHER        TREASURY      STOCK-
                                      NO. OF SHARES             PAID-IN      EARNINGS   COMPREHENSIVE     STOCK-      HOLDERS'
                                       OUTSTANDING   AMOUNT     CAPITAL      (DEFICIT)  INCOME/(LOSS)     COMMON       EQUITY
                                       -----------   ------     -------      --------   -------------     ------       ------

Balance at June 30, 1997 ..........    7,622,580      $256      $56,281      $(9,531)     $  (252)        $(960)      $45,794

Net income ........................           --        --           --        6,009           --            --         6,009
Equity adjustments for foreign
  currency translation ............           --        --           --           --         (223)           --          (223)
                                      ----------      ----      -------      -------      -------         -----       -------
Comprehensive income (loss) .......           --        --           --        6,009         (223)           --         5,786
Exercise of warrant ...............       35,850         1          245           --           --            --           246
Treasury stock purchases ..........      (43,000)       --           --           --           --          (586)         (586)
Exercise of incentive stock options      106,559        --          138           --           --           944         1,082
                                      ----------      ----      -------      -------      -------         -----       -------
Balance at June 30, 1998 ..........    7,721,989       257       56,664       (3,522)        (475)         (602)       52,322

Net income ........................           --        --           --        4,841           --            --         4,841
Equity adjustments for foreign
  currency translation ............           --        --           --           --         (130)           --          (130)
                                      ----------      ----      -------      -------      -------         -----       -------
Comprehensive income (loss) .......           --        --           --        4,841         (130)           --         4,711
Tax benefits from stock options ...           --        --           43           --           --            --            43
Treasury stock purchases ..........       (8,000)       --           --           --           --          (103)         (103)
Exercise of incentive stock options       37,668        --          (28)          --           --           361           333
                                      ----------      ----      -------      -------      -------         -----       -------
Balance at June 30, 1999 ..........    7,751,657       257       56,679        1,319         (605)         (344)       57,306

Net loss ..........................           --        --           --       (2,041)          --            --        (2,041)
Equity adjustments for foreign
  currency translation ............           --        --           --           --         (601)           --          (601)
                                      ----------      ----      -------      -------      -------         -----       -------
Comprehensive (loss) ..............           --        --           --       (2,041)        (601)           --        (2,642)
Additional paid-in capital arising
    from subsidiary capital
    transaction ...................           --        --        3,428           --           --            --         3,428
Tax benefits from stock options ...           --        --           35           --           --            --            35
Exercise of incentive stock options       31,250        --          (29)          --           --           309           280
                                      ----------      ----      -------      -------      -------         -----       -------
Balance at June 30, 2000 ..........    7,782,907      $257      $60,113      $  (722)     $(1,206)        $ (35)      $58,407
                                      ==========      ====      =======      =======      =======         =====       =======


                 See accompanying notes to financial statements.

                               CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         Celadon Group, Inc. (the "Company") through its operating subsidiaries, provides long-haul, full truckload services between the United States, Canada and Mexico. The Company's primary trucking subsidiaries are: Celadon Trucking Services, Inc. ("CTSI"), a U.S. based Company; Servicio de Transportation Jaguar, S.A. de C.V. ("Jaguar"), a Mexican based company; Gerth Transport ("Gerth"), a Canadian based company; Zipp Express, Inc. ("Zipp"), a U.S. based Company; and Cheetah Transportation Company ("Cheetah"), a U.S. based company.

         TruckersB2B, Inc. ("TruckersB2B") is an internet based
"business-to-business" membership program, majority owned by Celadon E-Commerce, Inc., a wholly owned subsidiary of Celadon Group, Inc.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

         The consolidated financial statements include the accounts of Celadon Group, Inc. and its wholly and majority owned subsidiaries, all of which are wholly owned except for Jaguar and TruckersB2B in which the Company has a 75% and 84% interest, respectively. All significant intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise noted, all references to annual periods refer to the respective fiscal years ended June 30.

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

 Cash and Cash Equivalents

         The Company considers all highly liquid instruments purchased with a maturity of three months or less when purchased to be cash equivalents.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2000

Revenue Recognition

         Trucking revenue is recognized as of the date the freight is delivered by the Company.

         TruckersB2B revenue is recognized at different times depending on the product or service purchased by the TruckersB2B member ("member"). Revenue for fuel rebates is recognized in the month the fuel was purchased by a member. The tire rebate revenue is recognized when proof-of-purchase documents are received from members. In most other programs, TruckersB2B receives commissions, royalties or transaction fees based upon percentages of member purchases. TruckersB2B records revenue under these programs when earned and it receives the necessary information to calculate the revenue.

Tires in Service

         Original and replacement tires on tractors and trailers are included in tires in service and are amortized over 12 to 36 months.

Fuel

         Fuel is generally expensed when purchased, except for the fuel supplies at terminals, which are classified as prepaid expenses.

Property and Equipment

         Property and equipment are stated at cost. Property and equipment under capital leases are stated at fair value at the inception of the lease.

         Depreciation of property and equipment and amortization of assets under capital leases is generally computed using the straight-line method and is based on the estimated useful lives (net of salvage value) of the related assets as follows:

      Revenue and service equipment..........................       4 -12 years
      Furniture and office equipment.........................       5 - 7 years
      Buildings..............................................       20 years
      Leasehold improvements.................................       Lesser of life of lease or useful
                                                                    life of improvement

         Initial delivery costs relating to placing tractors and trailers in service, which are included in revenue and service equipment, are being amortized on a straight-line basis over the lives of the assets or in the case of leased equipment, over the respective lease term. The cost of maintenance and repairs, including tractor overhauls, is charged to expense as incurred.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2000

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

Insurance Reserves

         Reserves for known claims and incurred but not reported claims up to specific policy limits are accrued based upon information provided by insurance adjusters. Such amounts are included in accrued expenses.

Advertising

         Advertising costs are expensed as incurred by the Company. Advertising expenses for fiscal 2000, 1999, and 1998 were approximately $3.5 million, $1.3 million, and $0.9 million, respectively, and are included in salaries, wages and employee benefits and general, administrative, and selling expenses in the statement of operations.

Income Taxes

         Deferred taxes are recognized for the future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting, based on enacted tax laws and rates. Federal income taxes are provided on the portion of the income of foreign subsidiaries that is expected to be remitted to the United States.

Credit Risk

         Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to trade receivables are generally limited due to the Company's large number of customers and the diverse range of industries, which they represent. Accounts receivable balances due from DaimlerChrysler totaled $6.3 million or 12% of the gross trade receivables at June 30, 2000. The Company had no other significant concentrations of credit risk.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2000

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

Reclassifications

         Certain reclassifications have been made to the 1999 and 1998 financial statements in order to conform to the 2000 presentation.

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Two amendments to this statement have extended the required implementation date to fiscal years beginning after June 15, 2000 and addressed a limited number of implementation issues. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

(2) ACQUISITIONS

         Effective July 1, 1999, the Company acquired the assets and assumed certain liabilities of Zipp for approximately $26 million. Zipp is a major carrier to and from Mexico and also maintains a strong base of business in the Midwest. At the acquisition date, Zipp operated a relatively new fleet of about 270 tractors and 800 trailers. The Company accounted for the transaction as a purchase and funded the acquisition using its line of credit. The allocation of the Zipp purchase price resulted in $10.1 million of goodwill to be amortized over a period of 15 years. The results of operations are included in consolidated results of operations beginning July 1, 1999.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2000

         Assuming the transaction described above was consummated as of the beginning of the fiscal year ended June 30, 1999, and after giving effect to certain pro forma adjustments, the pro forma consolidated results of operations for the fiscal year ended June 30, 1999 would be as follows:

                                                                       For the fiscal
                                                                        year ended
                                                                       June 30, 1999
                                                                       -------------
                                                     (Dollar amounts in thousands expect per share data)
         Operating revenue...........................                     $321,524
         Operating income............................                       19,733
         Net income..................................                        6,258
         Net income per common share.................                         0.80

         In addition, as a result of this acquisition, the Company disposed of a group of its own older equipment and related items that will no longer be required due to the acquired fleet having newer more fuel efficient equipment. The combined fleets resulted in operating efficiencies that allowed the Company to dispose of this excess equipment. The effect of upgrading the company's fleet through this disposition resulted in a non-cash charge of approximately $3.3 million in fiscal year 2000.

(3) NON-CASH MEMBER AND VENDOR DEVELOPMENT COSTS

        Non-cash member and vendor development costs represents the fair value, at measurement date, of TruckersB2B common stock issued to strategic partners in connection with the development of its member base and product and service offerings.

(4) PROPERTY, EQUIPMENT AND LEASES

Property, Equipment and Revenue Equipment Under Capital Leases

        Property and equipment consists of the following (in thousands):

                                                                              2000                    1999
                                                                              ----                    ----
           Revenue equipment owned............................           $ 42,150                 $ 32,190
           Revenue equipment under capital leases.............             92,774                   98,095
           Furniture and office equipment.....................              4,806                    4,841
           Land and buildings.................................              8,814                    5,136
           Service equipment..................................                851                      489
           Leasehold improvements.............................                724                      462
                                                                         --------                 --------
                                                                         $150,119                 $141,213
                                                                         ========                 ========

         Included in accumulated depreciation was $23.5 million and $21.9 million in 2000 and 1999, respectively, related to revenue equipment under capital leases.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2000

         Depreciation and amortization expense relating to property and equipment owned and revenue equipment under capital leases was $13.0 million in 2000, $12.4 million in 1999, $12.3 million in 1998.

Lease Obligations

         The Company leases certain revenue and service equipment under long-term lease agreements, payable in monthly installments with interest at rates ranging from 5.3% to 8.0% per annum, maturing at various dates through 2005.

         The Company leases warehouse and office space under noncancellable operating leases expiring at various dates through September 2016. Certain leases contain renewal options.

         Future minimum lease payments relating to capital leases and to operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

           YEAR ENDED                                                           CAPITAL          OPERATING
             JUNE 30                                                            LEASES             LEASES
             -------                                                            ------             ------
           2001...................................................               $19,076           $18,439
           2002...................................................                16,353            13,811
           2003...................................................                19,867            11,675
           2004...................................................                 9,037            20,728
           2005...................................................                 1,879             3,000
           Thereafter ............................................                   --             13,455
                                                                                 -------           -------
                  Total minimum lease payments....................               $66,212           $81,108
                                                                                 =======           =======

           Less amounts representing interest.....................                 7,572
                                                                                 -------
           Present value of net minimum lease payments............                58,640
           Less current maturities................................                15,732
                                                                                 -------
                  Non-current portion.............................               $42,908
                                                                                 =======

Total rental expense for operating leases is as follows (in thousands):

                                                                              2000             1999        1998
                                                                              ----             ----        ----
Revenue, service equipment and purchased transportation...........         $130,412          $95,692     $59,775
Office facilities and terminals...................................            2,339            1,674       1,691
                                                                           --------          -------     -------
                                                                           $132,751          $97,366     $61,466
                                                                           ========          =======     =======

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2000

(5) BANK BORROWINGS AND LONG-TERM DEBT

              The Company's outstanding borrowings consist of the following at June 30:

                                                                                          2000              1999
                                                                                          ----              ----
                                                                                              (in thousands)
       Outstanding amounts under lines of credit (collateralized
         by certain trade receivables and revenue equipment)...............               $47,715           $20,143
       Other borrowings....................................................                 9,091             5,709
                                                                                          -------           -------
                                                                                           56,806            25,852
       Less current maturities.............................................                 7,055             7,239
                                                                                          -------           -------
         Non-current portion...............................................               $49,751           $18,613
                                                                                          =======           =======

Lines of Credit

       In August 1999, the Company completed a $60 million banking facility ("credit agreement") with ING (U.S.) Capital LLC. The arrangement includes $30 million revolving loan and a $30 million term loan. In November 1999, the Company's credit agreement was increased by $5 million to $65 million. In May 2000, the Company's credit agreement with ING was amended to reflect modifications to the Company's covenants. The modifications allowed the Company to remain in compliance with the terms and conditions of the credit agreement. On September 6, 2000, the Company's credit agreement was increased by $2 million to $67 million, primarily to finance the operations of TruckersB2B. Interest is based, at the Company's option, upon either the bank's base rate plus a margin ranging from .5% to 1.5% or the London Interbank Offered Rate plus a margin ranging from 1.5% to 2.5% depending upon performance by the Company. At June 30, 2000, the interest rate charged on outstanding borrowings was 8.8%. In addition, the Company pays a commitment fee of .5% on the unused portion of the 2000 credit agreement.

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

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2000

       Maturities of long-term debt, assuming the Company exercises the conversion feature within its credit agreement entered into in August 1999, for the years ending June 30 are as follows (in thousands):

            2001........................................           $ 7,055
            2002........................................             8,506
            2003........................................             8,278
            2004........................................            10,462
            2005........................................            22,505
                                                                   -------
                                                                   $56,806
                                                                   =======

         Other debt borrowings consist primarily of mortgage debt financing for equipment purchases.

(6) EMPLOYEE BENEFIT PLANS

401(k) Profit Sharing Plan

         The Company has a 401(k) profit sharing plan which permits U.S. employees of the Company to contribute up to 15% of their annual compensation, up to certain Internal Revenue Service limits. The contributions made by each employee are fully vested at all times and are not subject to forfeiture. The Company makes a matching contribution of 25% of the employee's contribution up to 5% of their annual compensation and may make additional discretionary contributions. The aggregate Company contribution may not exceed 5% of the employee's compensation. Employees vest in the Company's contribution to the plan at the rate of 20% per year from the date of contribution. Contributions made by the Company during 2000, 1999 and 1998 amounted to $173,000, $117,000 and $112,000, respectively. No discretionary contributions were made during 2000, 1999 or 1998.

Employee Stock Purchase Plan

         The Company's Board of Directors authorized the sale of up to 250,000 shares of the Company's Common Stock under an employee purchase plan. The common stock, which may be treasury shares or newly issued shares, sold at a price equal to 85% of the fair market value of the shares as of the day of sale. There were approximately 197 active participants in the plan as of June 30, 2000. Participation in the plan is limited to employees who meet the eligibility requirements set forth in the plan, and executive officers of the Company may not participate. As of June 30, 2000, 85,619 shares had been purchased by employees under the Plan in open market transactions for an average price of $11.50 per share. The Company's contribution to the purchases made was $45,000 in fiscal 2000.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2000

(7) STOCK PLANS

Stock Options -- Celadon Group, Inc.

         The Company has a Stock Option Plan ("Plan") which provides for the granting of stock options, stock appreciation rights and restricted stock awards to purchase not more than 800,000 shares of Common Stock, subject to adjustment under certain circumstances, to select management and key employees of the Company and its subsidiaries. The options have a three year vesting period.

         The Company has elected to follow Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized for the Celadon options.

         On August 11, 1999, the Company cancelled 65,000 out-of-the-money options and issued replacement options with an exercise price equal to the then-current market price of $8.00 per share. The replacement options began a three year vesting period on that date. Through June 30, 2000, the Company has accounted for these replacement options under the provisions of the Emerging Issues Task Force's ("EITF") consensus 87-33, Stock Compensation Issues Related to Market Decline. As such, no compensation expense has been recognized for the year ended June 30, 2000. However, effective July 1, 2000, the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25, supersede those of EITF consensus 87-33 with regards to these options. Under FASB Interpretation No. 44, since the replacement options were not vested at July 1, 2000, the portion of the options' intrinsic value measured at that time that is attributable to the remaining vesting period will be recognized over the future remaining vesting period. On July 1, 2000, the intrinsic value of the options was $211,000 and will be amortized the remaining vesting period of the options.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2000

         Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," requires presentation of pro forma net income and earnings per share as if the Company had accounted for its employee stock options granted subsequent to June 30, 1995 under the fair value method of that statement. Under SFAS No. 123, total compensation expense for stock-based awards of $796,000 and $378,000 in 2000 and 1999, respectively, on a pro forma basis, would have been reflected in income on a pretax basis. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period. Under the fair value method, the Company's net income (in thousands) and earnings per share would have been reduced as follows:

                                                              2000              1999
                                                              ----              ----
         Net Income..............................             $480              $227
         Earnings per share......................             .06               .03

         The weighted-average per share fair value of the individual options granted during fiscal year 2000 and 1999 for Celadon is estimated as $8.28 and $6.22, respectively, on the date of grant.

         The fair values of Celadon option grants for both years were determined using a Black-Scholes option-pricing model with the following weighted average assumptions:

                                                              2000         1999
                                                              ----         ----
         Dividend yield..........................                0            0
         Volatility..............................            112.0%        61.0%
         Risk-free interest rate.................              6.1%         4.9%
         Forfeiture rate.........................              5.3%        16.2%
         Expected life...........................           7 years      7 years

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2000


Stock option activity for Celadon is summarized below:


                                                          SHARES OF          WEIGHTED
                                                        COMMON STOCK         AVERAGE
                                                        ATTRIBUTABLE         EXERCISE
                                                         TO OPTIONS      PRICE OF OPTIONS
                                                        ------------     ----------------
         Unexercised at June 30, 1997                      429,800           $11.99
         Granted                                           124,000            13.84
         Exercised                                        (106,001)           10.17
         Forfeited                                         (44,399)           16.97
                                                          --------           ------


         Unexercised at July 1, 1998                       403,400            12.48
         Granted                                            94,000            10.26
         Exercised                                         (37,668)            8.83
         Forfeited                                         (54,516)           13.21
                                                          --------           ------

         Unexercised at June 30, 1999                      405,216            12.21
         Granted                                           333,500            10.47
         Exercised                                          (6,350)           12.67
         Forfeited                                        (110,466)           13.31
                                                          --------           ------

         Unexercised at June 30, 2000                      621,900            11.08
                                                          ========           ======

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2000


         The following table summarizes information concerning outstanding and exercisable Celadon options at June 30, 2000:

                                            Options Outstanding                     Options Exercisable
                                            -------------------                     -------------------
                                            Weighted-
                                            Average             Weighted                           Weighted
         Range of                           Remaining           Average                            Average
         Exercise          Number           Contractual         Exercise             Number        Exercise
         Prices            Outstanding      Life                Price                Exercisable   Price
         ------            -----------      -----------         --------             -----------   -----
         $ 5 - $10           302,000         8.41               $ 7.68                76,335       $ 9.55
         $10 - $15           194,900         8.40                12.09               136,079        12.68
         $15 - $20           106,000         9.39                16.89                15,000        20.00
         $20 - $25            14,000         9.70                21.01                     0            0
         $25 - $30             5,000         9.75                26.00                     0            0

         Celadon shares exercisable at June 30, 2000 and 1999 were 227,414 and 240,726, respectively.

Stock Options - TruckersB2B, Inc.

         On March 15, 2000, TruckersB2B, Celadon E-Commerce's majority owned subsidiary, adopted the 2000 Stock Option Plan ("2000 Plan"). Under the 2000 Plan, TruckersB2B is authorized to grant options for up to 1,000,000 shares of common stock to employees of TruckersB2B, Celadon, directors of TruckersB2B, and vendors. Options granted under the 2000 Plan are for periods not to exceed ten years and must be issued at prices not less than 100% of the fair market value of the stock on the date of grant as determined by the Board of Directors. Incentive stock options granted to stockholders with greater than 10% ownership of the outstanding stock are for periods not to exceed five years. Options generally vest at a rate of 5% per month, with a total of 50% vesting at the date of TruckersB2B's pending initial public offering and the other 50% vesting one year after the effective date of the pending initial public offering. In certain cases, a portion of the options vests immediately on the date of grant.

         TruckersB2B has elected to follow Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock options. Under APB No. 25, because the exercise price of TruckersB2B employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized for the options. Options granted to employees from February 9, 2000 to June 30, 2000 under the 2000 Plan resulted in the recognition of approximately $459,500 in deferred stock compensation expense. TruckersB2B also entered into a tire rebate agreement with Michelin North America, Inc. (Michelin), whereby TruckersB2B issued an option to Michelin to purchase TruckersB2B stock as consideration for entering into the agreement. Because Michelin has no contractual commitment to provide products and services over the term of the agreement, TruckersB2B has recognized an additional $266,750 of expense related to this transaction.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2000



         The weighted-average per share fair value of the individual options granted during fiscal year 2000 for TruckersB2B is estimated as $.67 on the date of the grant.

         The fair value of TruckersB2B option grants for 2000 was determined using a Black-Scholes option-pricing model with the following weighted average assumptions:

                                                              2000
                                                              ----
         Dividend yield..........................                 0
         Volatility..............................                .1%
         Risk-free interest rate.................               6.5%
         Forfeiture rate.........................                 0%
         Expected life...........................           3 years

         For the period from February 9, 2000 (TruckersB2B's inception date) to June 30, 2000, 693,250 TruckersB2B options were granted at a weighted average exercise price of $1.00. All of these options were outstanding as of June 30, 2000.

         The following table summarizes information concerning outstanding and exercisable TruckersB2B options at June 30, 2000:

                                        Options Outstanding                      Options Exercisable
                                        -------------------                      -------------------
                                        Weighted-
                                        Average            Weighted                           Weighted
      Range of                          Remaining          Average                            Average
      Exercise          Number          Contractual        Exercise              Number       Exercise
      Prices            Outstanding     Life               Price                 Exercisable  Price
      ------            -----------     -----------        --------              -----------  --------

       $1 - $1.25       692,500         9.7                $ 1.00                263,995      $ 0.94
       $1.26 - $3.09        750         9.8                  2.26                    108        2.24


                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2000




Stockholder Rights Plan

         On June 28, 2000, the Company's Board of Directors approved a Stockholder Rights Plan whereby, on July 31, 2000, common stock purchase rights ("Rights") were distributed as a dividend at the rate of one Right for each share of the Company's common stock held as of the close of business on July 20, 2000. The Rights will expire on July 18, 2010. Under the plan, the Rights will be exercisable only if triggered by a person or group's acquisition of 15% or more of the Company's common stock. Each Right, other than Rights held by the acquiring person or group, would entitle its holder to purchase a specified number of the Company's common shares for 50% of their market value at the time.

         Following the acquisition of 15% or more of the Company's common stock by a person or group, the Board of Directors may authorize the exchange of the Rights, in whole or in part, for shares of the Company's common stock at an exchange ratio of one share for each Right, provided that at the time of such proposed exchange no person or group is then the beneficial owner of 50% or more of the Company's common stock.

         Unless a 15% acquisition has occurred, the Rights may be redeemed by the Company at any time prior to the termination date of the plan.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2000

(8)     EARNINGS PER SHARE

         The following is a reconciliation of the numerators and demoninators used in computing earnings per share (in thousands):

                                                                      2000             1999              1998
                                                                      ----             ----              ----
Income (loss) available to common shareholders................      $(2,041)            $4,841           $6,009
                                                                    ========            ======           ======

Basic earnings (loss) per share:
     Weighted - average number of common
       shares outstanding  ...................................        7,777              7,739            7,664

     Basic earnings (loss) per share..........................       $(0.26)             $0.63            $0.78
                                                                    ========            ======           ======


Diluted earnings (loss) per share:
     Weighted-average number of common
       shares outstanding  ...................................        7,777              7,739            7,664
     Effect of stock options and other incremental shares.....          ---                 45               88
                                                                    --------            ------           -------

     Weighted-average number of common shares
       outstanding-diluted ...................................        7,777              7,784            7,752
                                                                    ========            ======           ======

Diluted earnings (loss)  per share............................       $(0.26)             $0.62            $0.78
                                                                    ========            ======           ======


     Diluted loss per share for fiscal year 2000 does not include the anti-dilutive effect of 113 thousand stock options and other incremental shares.

(9)  RELATED PARTY TRANSACTIONS

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

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2000

         On March 10, 2000, TruckersB2B sold 787,500 shares of its Class A common stock for $1 per share. Hanseatic purchased 350,000 shares, CG Asian - American Fund, L.P. ("CG Asian") purchased 350,000 shares, and Michael Miller, a Company board member, purchased 87,500 shares. CG Asian is an investment fund advised by Sycamore Management Corporation, whose President is Kilin To. Kilin To is a member of the Company's board of directors and a member of the TruckersB2B board of directors.

 (10)     HEDGING ACTIVITIES, COMMITMENTS AND CONTINGENCIES

         The Company has outstanding commitments to purchase approximately $14.0 million of revenue equipment at June 30, 2000, which will be financed utilizing long-term lease agreements.

         Standby letters of credit, not reflected in the accompanying consolidated financial statements, aggregated approximately $1.8 million at June 30, 2000.

         The Company has employment and consulting agreements with various key employees providing for minimum combined annual compensation over the next two years ranging from $1.6 million in 2001 to $0.3 million in 2002.

         There are various claims, lawsuits and pending actions against the Company and its subsidiaries in the normal course of the operations of its businesses. The Company believes many of these proceedings are covered in whole or in part by insurance and that none of these matters will have a material adverse effect on its consolidated financial position.

         The Company had a lawsuit by the State of Texas for Interstate Motor Carrier Sales and Use Tax for the period from April 1988 through June 1992. Subsequent to June 30, 2000, this lawsuit was settled. The result of this settlement was reflected in the June 30, 2000 financial statements and did not have a material impact on the Company's financial condition or results of operations.

         The Company has a lawsuit filed by Reliance National Indemnity Company ("Reliance") relating to two truckers liability insurance policies. The Company disagrees with Reliance and intends to vigorously defend this lawsuit. This case is in the very early stages, and to date, no formal discovery has been completed. While there can be no certainty as to the outcome, the Company believes that the ultimate resolution of this matter will not have a material adverse effect on its consolidated financial position.

         The Company purchases the majority of its fuel through a network of approximately 120 fuel stops throughout the United States and Canada. The Company has negotiated discounted pricing based on certain volume commitments with these fuel stops. Bulk fueling facilities are maintained in Indianapolis, Laredo and Kitchener, Ontario to further reduce fuel costs.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2000

         Shortages of fuel, increases in fuel prices or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. The Company cannot predict whether high fuel price levels will continue in the future or the extent to which fuel surcharges will be collected to offset such increases. During the years ended June 30, 1999 and 1998, a loss of $996,000 and $997,000, respectively, on futures contracts and commodity collar transactions were included in fuel expense. At June 30, 2000, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

         The Company is a party to routine litigation incidentals to its business, primarily involving claims for bodily injury or property damage incurred in the transportation of freight. The Company is responsible for the safe delivery of cargo. Since April 2000, the Company is responsible for liability claims up to $1 million, plus administrative expenses, for each occurrence involving personal injury or property damage. The Company is self insuring its physical damage losses and up to $150,000 for workers compensation losses and up to $25,000 for cargo claims. The Company maintains separate insurance in Mexico consisting of bodily injury and property damage coverage with minimum deductibles. Management believes its uninsured exposure is reasonable for the transportation industry. Consequently, the Company does not believe that the litigation and claims experienced will have a material impact on the Company's financial position or results of operations.

         Between February 29, 2000 and April 11, 2000, TruckersB2B entered into two vendor agreements to provide transaction processing services and assist in the enrollment of members. Under the terms of these agreements, the vendors are entitled to earn up to 1,000,000 shares of TruckersB2B's Class A common stock in exchange for the enrollment of members in the TruckersB2B network of participating trucking companies, as stipulated in the agreements. As of June 30, 2000, 200,000 shares pursuant to these agreements have been earned. These transactions are valued at the fair value of the underlying shares as of the date that the specified performance commitments have been met, and recognized as a non-cash member and vendor development cost in the statement of operations at that time. If these vendors do not meet the thresholds outlined in the agreements prior to December 31, 2000, TruckersB2B's obligation to issue the shares will expire.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2000

(11) INCOME TAXES

         The income tax provision for operations in 2000, 1999 and 1998 consisted of the following (in thousands):

                                                                    2000             1999            1998
                                                                    ----            -----            ----
         Current:
              Federal.......................................      $   ---           $  ---          $  229
              State and local...............................          236              137             274
         Foreign............................................          709            1,511             515
                                                                  -------          -------         -------
                                                                  $   945           $1,648          $1,018
                                                                  -------           ------         -------
         Deferred:
              Federal.......................................       (1,742)           1,209           2,533
              State and local...............................         (531)             123             351
                                                                  -------         --------        --------
                                                                   (2,273)           1,332           2,884
                                                                 --------          -------         -------
                                                                  $(1,328)          $2,980          $3,902
                                                                  ========          ======          ======

         No provision is made for U.S. federal income taxes on undistributed earnings of foreign subsidiaries of approximately $5.2 million at June 30, 2000, as management intends to permanently reinvest such earnings in the Company's operations in the respective foreign countries where earned.

         The Company's effective tax rate on income (loss) differs from the statutory federal tax rate as follows:

                                                                      2000             1999              1998
                                                                      ----             ----              ----
         Statutory federal tax rate...........................       35.00%           35.00%            35.00%
         State taxes, net of federal benefit..................        5.78             2.19              4.16
         Non-deductible expenses .............................       (7.77)            1.04               .77
         Other, net...........................................        6.41             (.13)             (.56)
                                                                    -------           ------            ------
                  Effective tax rate..........................       39.42%           38.10%            39.37%
                                                                    =======           ======            ======

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2000

         The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2000 and 1999 consisted of the following (in thousands):

                                                                                      2000                 1999
                                                                                      ----                 ----
     Deferred tax assets:
         Allowance for doubtful accounts ...............................             $  190             $   125
         Insurance reserves.............................................                907                 146
         Net operating loss carryforwards...............................              1,852               1,504
         Alternative minimum tax credit carryforward....................                628                 628
         Other..........................................................                  6                   2
                                                                                     ------              ------
                  Total deferred tax assets............................              $3,583              $2,405
                                                                                     ======              ======
     Deferred tax liabilities:
         Property and equipment........................................             $(5,943)            $(5,003)
         Capital leases  ..............................................              (3,951)             (3,642)
         Deferred gain.................................................              (1,086)             (1,086)
         Other.........................................................                (663)             (1,892)
                                                                                   ---------           ---------
                  Total deferred tax liabilities.......................            $(11,643)           $(11,623)
                                                                                   =========           =========
Net current deferred tax assets........................................                $802              $4,847
Net noncurrent deferred tax liabilities................................              (8,862)            (14,065)
                                                                                   ---------           ---------
                  Total net deferred tax liabilities...................            $ (8,060)           $ (9,218)
                                                                                   =========           =========

         As of June 30, 2000, the Company had approximately $5.4 million of net operating loss carryforwards with expiration dates through 2015.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2000

(12) SUPPLEMENTAL CASH FLOW INFORMATION

         In 2000, 1999 and 1998, capital lease obligations and debt financing in the amount of $13.2 million, $8.1 million and $37.5 million, respectively, were incurred in connection with the purchase of, or option to purchase, revenue equipment and tires in service.

         For 2000, 1999 and 1998, the Company made interest payments of $9.7 million, $7.4 million and $6.3 million, respectively.

         For 2000, 1999 and 1998, the Company made income tax payments of $1.7 million, $1.1 million, and $1.1 million, respectively.

(13) SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

         The Company operates in two segments, transportation and e-commerce. The Company generates revenue, in the transportation segment, providing truckload hauling services through its subsidiaries, CTSI, Jaguar, Gerth, Zipp and Cheetah. The Company began providing certain services over the internet through its e-commerce subsidiary TruckersB2B in the last half of fiscal year 2000. The e-commerce segment generates revenue by providing discounted fuel, tires, and other products and services to small and medium-sized trucking companies. The Company evaluates the performance of its operating segments based on operating income (loss). As the e-commerce segment began in fiscal year 2000, there is no reportable information for this segment for fiscal year 1999 and 1998 (all numbers in thousands).

                                                                      FISCAL YEAR ENDED
                                                                        JUNE 30, 2000
                                                  TRANSPORTATION          E-COMMERCE             TOTAL
                                                  --------------          ----------             -----
Revenue from external customers...........            351,357                  212             351,569
Operating income (loss)...................             13,529               (4,685)              8,844
Interest revenue..........................                 86                  ---                  86
Interest expense .........................              9,324                  ---               9,324
Depreciation and amortization expense.....             14,511                   10              14,521
Income tax expense (benefit)..............              2,926               (1,598)             (1,328)

Significant non-cash items:
Loss on disposition of assets.............              3,266                  ---               3,266
Non-cash member and vendor
   development costs......................               ---                 2,767               2,767

Total assets  ............................            214,318                1,004             215,322

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2000

         Information as to the Company's operations by geographic area is summarized below (in thousands):

                                                           2000              1999            1998
                                                           ----              ----            ----
Operating revenue:
       United States........................            $280,575          $221,937        $ 215,069
       Canada...............................              54,528            49,798            5,421
       Mexico...............................              16,466            10,094            9,438
                                                        --------          --------         --------
              Total ........................            $351,569          $281,829         $229,928
                                                        ========          ========         ========

Long lived assets:
       United States........................             $96,623           $94,334         $106,254
       Canada...............................              12,576            10,450            7,625
       Mexico...............................               3,443             2,800            1,180
                                                        --------          --------         --------
              Total ........................            $112,642          $107,584         $115,059
                                                        ========          ========         ========

         The Company's largest customer is DaimlerChrysler, which accounted for approximately 24%, 25%, and 37% of the Company's total revenue for fiscal 2000, 1999, and 1998, respectively. The Company transports DaimlerChrysler original equipment automotive parts primarily between the United States and Mexico and DaimlerChrysler after-market replacement parts and accessories within the United States. The Company's most recent agreements with DaimlerChrysler are covered by three agreements: (a) an agreement for international freight with the Chrysler division which expires in December 2000, (b) a domestic agreement with the Chrysler division which expires in October 2000, and (c) an international contract with the Freightliner division, which expires in April 2001. The two Chrysler division agreements accounted for approximately 22%, 22%, and 37% of the company's total revenue for fiscal 2000, 1999, and 1998, respectively. The Freightliner division contract accounted for approximately 2% and 3% of the Company's total revenue for fiscal 2000 and 1999, respectively. No other customer accounted for more than 10% of the Company's total revenue during any of its three most recent fiscal years.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2000

(14) SELECTED QUARTERLY DATA (UNAUDITED)

Summarized quarterly data for fiscal 2000 and 1999 follows (in thousands except per share amounts):

                                                                          FISCAL YEAR 2000
                                                      1ST QTR.          2ND QTR.         3RD QTR.          4TH QTR.
                                                 ------------------------------------------------------------------
Operating revenues..........................          $ 82,665           $86,612         $90,493           $91,799
Operating expenses..........................            78,250            82,714          89,219            92,542
                                                      --------           -------         --------          --------
Operating income (loss).....................             4,415             3,898           1,274              (743)
Other expense...............................             5,357             2,226           2,418             2,212
                                                      --------           -------         --------          --------
Income (loss) before taxes..................             (942)             1,672          (1,144)           (2,955)
Income taxes (benefit)......................             (353)               619            (433)           (1,161)
                                                      --------           -------         --------          --------
Net income (loss)...........................          $  (589)           $ 1,053         $  (711)          $(1,794)
                                                      ========           =======         ========          ========
Basic earnings per share....................          $ (0.08)           $  0.14         $ (0.09)          $ (0.23)
                                                      ========           =======         ========          ========
Diluted earnings per share..................          $ (0.08)           $  0.14         $ (0.09)          $ (0.23)
                                                      ========           =======         ========          ========

                                                                          FISCAL YEAR 1999
                                                      1ST QTR.          2ND QTR.         3RD QTR.          4TH QTR.
                                                 ------------------------------------------------------------------
Operating revenues..........................           $72,113           $69,402          $68,535           $71,779
Operating expenses..........................            67,750            67,265           64,428            67,143
                                                       -------           -------          -------           -------
Operating income............................             4,363             2,137            4,107             4,636
Other expense...............................             1,906             1,881            1,826             1,809
                                                      --------           -------          -------           -------
Income before taxes.........................             2,457               256            2,281             2,827
Income taxes................................               925                98              888             1,068
                                                      --------           -------          -------           -------
Net income..................................           $ 1,532           $   158          $ 1,393           $ 1,759
                                                      ========           =======          =======           =======
Basic earnings per share....................           $  0.20           $  0.02          $  0.18           $  0.23
                                                      ========           =======          =======           =======
Diluted earnings per share..................           $  0.20           $  0.02          $  0.18           $  0.23
                                                      ========           =======          =======           =======

The effect of stock options for the quarters with net losses is antidilutive because of the net loss. In these cases, the diluted per share amounts equal the basic per share amounts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         There were no changes in or disagreements with accountants on accounting or financial disclosures within the last three fiscal years.


PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to the Company's definitive Proxy Statement to be filed in connection with the 2000 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to the Company's definitive Proxy Statement to be filed in connection with the 2000 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to the Company's definitive Proxy Statement to be filed in connection with the 2000 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to the Company's definitive Proxy Statement to be filed in connection with the 2000 Annual Meeting of Stockholders.

                                     PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


                                                                                          PAGE NUMBER OF
                                                                                           ANNUAL REPORT
                                                                                           ON FORM 10-K
                                                                                           ------------

(a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

        (1)       FINANCIAL STATEMENTS

Report of Independent Auditors                                                                   21

Consolidated Balance Sheets as of June 30, 2000 and 1999                                         22

Consolidated Statements of Operations for each of the years
     ended June 30, 2000, 1999 and 1998                                                          23

Consolidated Statements of Cash Flows for each of the years
     ended June 30, 2000, 1999 and 1998                                                          24

Consolidated Statements of Stockholders' Equity for each of
      the years ended June 30, 2000, 1999 and 1998                                               25

Notes to Consolidated Financial Statements                                                       26

     (2)          FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements Schedules as of and for each of the years ended June 30, 2000, 1999 and 1998:

     Schedule II  Valuation and Qualifying Accounts                                              54


All other Financial Statements Schedules have been omitted because they are not required or are not applicable.

  (3) EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K).

   3.1-- Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 of Form S-1 filed January 20, 1994 (No.
            33-72128).

   3.2--    Certificate of Amendment of Certificate of Incorporation dated
            February 2, 1995 decreasing aggregate number of authorized shares to 12,179,985. Incorporated by reference to Exhibit 3.2 of Form 10-K filed November 30, 1995.

   3.3--    Certificate of Designation.

   3.4-- By-laws of the Company. Incorporated by reference to Exhibit 3.2 of Form S-1 filed January 20, 1994 (No. 33-72128).

  10.1--    1994 Stock Option Plan of the Company. Incorporated by reference to
            Exhibit B to the Company's Proxy Statement filed October 17, 1997.

  10.2-- 401(k) Profit Sharing Plan of the Company. Incorporated by reference to Exhibit 10.4 of Form S-1 filed January 20, 1994 (No. 33-72128).

 *10.3-- Motor Carrier Transportation Agreement, dated February 1, 1987, between Chrysler Motors Corporation and the Trucking Division, as amended. Incorporated by reference to Exhibit 10.8 of Form 10-Q filed November 14, 1996.

  10.4--    Motor Carrier Transportation Agreement, effective as of October 1,
            1993, between Chrysler Motors Corporation and Celadon Trucking
            Services, Inc., as amended. Incorporated by reference to Exhibit
            10.9 of Form 10-K filed October 14, 1994.

  10.5--    Registration Rights Agreement, dated April 7, 1988, between Citicorp
            Venture Capital, Ltd. and the Company. Incorporated by reference to
            Exhibit 10.24 of Form S-1 filed January 20, 1994 (No. 33-72128).

  10.6--    Stockholders' Agreement, dated April 7, 1988, among Citicorp Venture
            Capital, Ltd., the Company, and the Stockholders set forth on
            Schedule I thereto. Incorporated by reference to Exhibit 10.25 of Form S-1 filed January 20, 1994 (No. 33-72128).

  10.7--    Registration Rights Agreement, dated October 8, 1992, between the
            Company and Hanseatic Corporation. Incorporated by reference to
            Exhibit 10.30 of Form S-1 filed January 20, 1994 (No. 33-72128).

  10.8--    Stockholders' Agreement, dated October 8, 1992, among the Company,
            Stephen Russell, Leonard Bennett, and Hanseatic Corporation.
            Incorporated by reference to Exhibit 10.31 of Form S-1 filed January
            20, 1994 (No. 33-72128).

  10.9--    Joint Venture Operating Agreement, effective as of September 1,
            1993, between the Company and Grupo Hercel, S.A. de C.V.
            Incorporated by reference to Exhibit 10.35 of Form S-1 filed January
            20, 1994 (No. 33-72128).



  10.10--   Employment Agreement between the Company and Stephen Russell.
            Incorporated by reference to Exhibit 10.43 of Form S-1 filed January
            20, 1994 (No. 33-72128).

  10.11--   Partnership Agreement dated August 24, 1994, between Randy
            International, Ltd. and Jacky Maeder, Ltd. Incorporated by reference to Exhibit 10.30 of Form 10-K filed October 13, 1994.

  10.12--   Non-Qualified Stock Option Agreement dated May 13, 1994, between
            Celadon Group, Inc. and Norman Greif. Incorporated by reference to
            Exhibit 10.32 of Form 10-K filed October 13, 1994.

  10.13--   Amendment dated July 3, 1996 to Stockholders Agreement dated October
            8, 1992 between Leonard R. Bennett, Stephen Russell, Hanseatic
            Corporation and the Company. Incorporated by reference to Exhibit
            10.43 of Form 10-Q filed November 14, 1996.

  10.14--   401 Profit Sharing Plan and Adoption Agreement of the Company.
            Incorporated by reference to Exhibit 10.45 of Form 10-Q filed
            February 12, 1997.

  10.15--   Amendment dated February 12, 1997 to Employment Agreement dated
            January 21, 1994 between the Company and Stephen Russell.
            Incorporated by reference to Exhibit 10.50 of Form 10-K filed
            September 12, 1997.

  10.16--   Celadon Group, Inc. Non-Employee Director Stock Option Plan.
            Incorporated by reference to Exhibit A to the Company's Proxy
            Statement filed October 17, 1997.

  10.17--   Amendment No. 2 dated August 1, 1997 to Employment Agreement dated
            January 21, 1994 between the Company and Stephen Russell.
            Incorporated by reference to Exhibit 10.55 of Form 10-Q filed
            February 11, 1998.

  10.18-- Employment Agreement dated October 30, 1997 between Michael Archual and CTSI. Incorporated by reference to Exhibit 10.56 of Form 10-K filed September 25, 1998.

  10.19--   Amendment No. 1 dated June 28, 1998 to Employment Agreement between
            CTSI and Michael Archual. Incorporated by reference to Exhibit 10.59 of Form 10-K filed September 25, 1998.

  10.20--   $60,000,000 Credit Agreement dated August 11, 1999 among the
            Company, and Celadon Trucking Services, Inc., and ING (U.S.) Capital
            LLC. Incorporated by reference to Exhibit 10.61 of Form 10-Q filed November 15, 1999.

  10.21-- $5,000,000 First Amendment Credit Agreement dated November 5, 1999 among the Company, and Celadon Trucking Services, Inc. and ING
            (U.S.) Capital LLC. Incorporated by reference to Exhibit 10.62 of
            Form 10-Q filed February 14, 2000.

  10.22-- Second Amendment Credit Agreement dated February 17, 2000 between the Company and Celadon Trucking Services, Inc. and ING (U.S.)
            Capital LLC.

  10.23--   Third Amendment Credit Agreement dated May 11, 2000 between the
            Company and Celadon Trucking Services, Inc. and ING (U.S.) Capital
            LLC.

  10.24-- $2,000,000 Fourth Amendment Credit Agreement dated September 6, 2000 between the Company and Celadon Trucking Services, Inc. and ING
            (U.S.) Capital LLC.

  10.25--   Stockholder Rights Plan for the Company Incorporated by reference to
            Exhibit 4.1 of Form 8-A filed July 20, 2000.

  21   --   Subsidiaries.

  23   --   Consent of Ernst & Young LLP.

  27   --   Financial Data Schedule.


 -----------------
*Confidential treatment for portions of this Exhibit has been granted pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

  (4) REPORTS ON FORM 8-K.

      No Current Reports on Form 8-K were filed during the three months ended June 30, 2000.

  (5) EXHIBITS.

      The exhibits required to be filed with this Annual Report on Form-10-K pursuant to Item 601 of Regulation S-K are listed under "Exhibits" in Part IV, Item 14(a)(3) of this Annual Report on Form 10-K, and are incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this September 28, 2000.

                                         Celadon Group, Inc.

                                         By: /s/ Stephen Russell
                                            -------------------------------
                                                   STEPHEN RUSSELL
                                           CHAIRMAN OF THE BOARD, PRESIDENT
                                             AND CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                       TITLE                                DATE
              ---------                                       -----                                ----
          /s/ Stephen Russell                    Chairman of the Board, President            September 28, 2000
------------------------------------             and Chief Executive Officer (Principal
            (STEPHEN RUSSELL)                    Executive Officer)


          /s/ Paul A. Will                       Vice President, Chief Financial Officer     September 28, 2000
------------------------------------             (Principal Accounting Officer)
           (PAUL A. WILL)

          /s/ Michael W. Dunlap                  Vice President, Treasurer  (Principal       September 28, 2000
------------------------------------             Financial Officer)
         (MICHAEL W. DUNLAP)

          /s/ Paul A. Biddelman                  Director                                    September 28, 2000
------------------------------------
         (PAUL A. BIDDELMAN)

          /s/ Michael Miller                     Director                                    September 28, 2000
------------------------------------
            (MICHAEL MILLER)

          /s/ Kilin To                           Director                                    September 28, 2000
------------------------------------
              (KILIN TO)

          /s/ Anthony Heyworth                   Director                                    September 28, 2000
------------------------------------
          (ANTHONY HEYWORTH)

          /s/ John Kines                         Director                                    September 28, 2000
------------------------------------
             (JOHN KINES)

                                   SCHEDULE II

                               CELADON GROUP, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JUNE 30, 2000, 1999, AND 1998

                                    Balance at    Charged to                                          Balance at
                                    Beginning     Costs and       Other                               End of
Description                         of Period     Expenses        Additions        Deductions         Period
-----------                         ---------     --------        ---------        ----------         ------
YEAR ENDED JUNE 30, 1998:

     Allowance for doubtful
       accounts                     $2,773,354       $249,780      100,406 (c)     $2,595,295 (a)     $  528,245
                                    ==========       ========   ==========         ==========         ==========
     Reserves for claims
       payable as self insurer      $1,815,950     $2,871,407          ---         $2,703,109 (b)     $1,984,248
                                    ==========     ==========   ==========         ==========         ==========

YEAR ENDED JUNE 30, 1999:

     Allowance for doubtful
       accounts                       $528,245       $716,073          ---           $456,130 (a)      $788,188
                                      ========       ========   ==========           ========          ========
     Reserves for claims
       payable as self insurer      $1,984,248     $2,666,551          ---         $3,626,479 (b)    $1,024,320
                                    ==========     ==========   ==========         ==========        ==========

YEAR ENDED JUNE 30, 2000:
     Allowance for doubtful
       accounts                       $788,188       $493,621          ---           $495,389 (a)      $786,420
                                      ========       ========   ==========           ========          ========
     Reserves for claims
       payable as self insurer      $1,024,320     $3,856,668          ---         $2,689,773 (b)    $2,191,215
                                    ==========     ==========   ==========         ==========        ==========

-------------------
(a)  Represents accounts receivable write-offs.
(b)  Represents claims paid.
(c) Represents allowances for doubtful accounts of acquired companies at dates of acquisitions.

                               CELADON GROUP, INC.
                                    FORM 10-K

                                TABLE OF EXHIBITS

EXHIBIT                                       PAGE
-------                                       ----
EXHIBIT 3.3                                    56

EXHIBIT 10.22                                  61

EXHIBIT 10.23                                  67

EXHIBIT 10.24                                  77

EXHIBIT 10.25                                  99

EXHIBIT 21                                    157

EXHIBIT 23                                    158

EXHIBIT 27                                    159