Form 10-Q
period 2000-09-30
CELADON GROUP INC
filed 2000-11-14
CIK 865941

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED SEPTEMBER 30, 2000

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

The number of shares outstanding of the Common Stock ($.033 par value) of the Registrant as of the close of business on November 14, 2000 was 7,788,242.

                               CELADON GROUP, INC.

                                    INDEX TO

                          SEPTEMBER 30, 2000 FORM 10-Q

PART I. FINANCIAL INFORMATION

       Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets at September 30, 2000
           and June 30, 2000....................................................................3

           Condensed Consolidated Statements of Operations -  For the three months ended September 30, 2000 and 1999....................................................4

           Condensed Consolidated Statements of Cash Flows -  For the three months ended September 30, 2000 and 1999....................................................5

           Notes to Condensed Consolidated Financial Statements ................................6

       Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations....................................................11

PART II. OTHER INFORMATION

       Item 6.    Exhibits and Reports on Form 8-K.............................................14

                         PART I - FINANCIAL INFORMATION

                               CELADON GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                                    SEPTEMBER 30,       JUNE 30,
                                                                                                        2000             2000
                                                                                                        ----             ----
                                                                                                     (UNAUDITED)
                                                               A S S E T S
Current assets:
     Cash and cash equivalents...................................................................       $752              $360
     Trade receivables, net of allowance ........................................................     54,068            53,521
     Accounts receivable - other.................................................................      7,658             8,013
     Prepaid expenses and other current assets...................................................      9,039             8,280
     Tires in service ...........................................................................      4,532             4,747
     Income tax recoverable......................................................................      1,912             1,639
     Deferred income tax  .......................................................................        802               802
                                                                                                    --------          --------
            Total current assets ................................................................     78,763            77,362
Property and equipment, at cost .................................................................    153,672           150,119
Less accumulated depreciation and amortization...................................................     36,330            37,477
                                                                                                    --------          --------
               Net property and equipment........................................................    117,342           112,642
Tires in service ................................................................................      2,579             2,569
Goodwill, net of accumulated amortization........................................................     20,047            20,435
Other assets.....................................................................................      2,134             2,314
                                                                                                    --------          --------
     Total assets................................................................................   $220,865          $215,322
                                                                                                    ========          ========

     L I A B I L I T I E S  A N D   S T O C K H O L D E R S '    E Q U I T Y
Current liabilities:
     Accounts payable............................................................................     $5,978            $5,669
     Accrued expenses ...........................................................................     24,829            26,819
     Bank borrowings and current maturities of long-term debt....................................      6,963             7,055
     Current maturities of capital lease obligations.............................................     16,192            15,732
                                                                                                    --------          --------
          Total current liabilities..............................................................     53,962            55,275
Long-term debt, net of current maturities .......................................................     49,633            49,751
Capital lease obligations, net of current maturities.............................................     50,133            42,908
Deferred income tax..............................................................................      8,862             8,862
Minority interest................................................................................        107               119
Commitments and contingencies....................................................................
Stockholders' equity:
     Preferred stock, $1.00 par value, authorized 179,985 shares, issued and
       outstanding zero shares...................................................................        ---               ---
     Common stock, $.033 par value, authorized 12,000,000 shares;  issued 7,789,764
     and 7,786,430 shares at September 30, 2000 and June 30, 2000, respectively..................        257               257
     Additional paid-in capital..................................................................     60,154            60,113
     Retained earnings...........................................................................     (1,192)             (722)
     Accumulated other comprehensive loss........................................................     (1,036)           (1,206)
     Treasury stock, at cost, 1,522 and 3,523 shares at September 30, 2000
       and June 30, 2000, respectively ..........................................................        (15)              (35)
                                                                                                    --------          --------
     Total stockholders' equity..................................................................     58,168            58,407
                                                                                                    --------          --------
           Total liabilities and stockholders' equity............................................   $220,865          $215,322
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

                               CELADON GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                  FOR THE THREE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                  --------------------------
                                                                                    2000             1999
                                                                                    ----             ----
Operating revenue...........................................................      $88,427           $82,665
                                                                                  -------           -------
Operating expenses:
     Salaries, wages and employee benefits..................................       23,615            23,315
     Fuel...................................................................       10,010             7,930
     Operating costs and supplies...........................................        6,989             6,053
     Insurance and claims...................................................        2,183             2,255
     Depreciation and amortization..........................................        3,761             3,243
     Rent and purchased transportation......................................       34,182            29,691
     Professional and consulting fees.......................................          533               402
     Cost of goods sold.....................................................          595               ---
     Communications and utilities...........................................        1,007             1,155
     Permits, licenses and taxes  ..........................................        1,562             1,509
     General, administrative and selling....................................        2,241             2,697
                                                                                  -------           -------
     Total operating expenses...............................................       86,678            78,250
                                                                                  -------           -------

Operating income ...........................................................        1,749             4,415
                                                                                  -------           -------
Other (income) expense:
     Interest income........................................................          (36)              (28)
     Interest expense.......................................................        2,359             2,030
     Other expense, net.....................................................           33                89
     Minority interest in subsidiary loss...................................          (12)               --
     Loss on disposition of equipment.......................................          ---             3,266
                                                                                  -------           -------
     Income before income taxes.............................................         (595)             (942)
     Benefit for income taxes ..............................................         (125)             (353)
                                                                                  -------           -------
       Net loss.............................................................        $(470)           $ (589)
                                                                                  =======           =======
Earnings (loss) per common share:
       Diluted earnings per share...........................................       $(0.06)          $(0.08)
       Basic earnings per share.............................................       $(0.06)          $(0.08)

Average shares outstanding:
       Diluted..............................................................    7,783,603         7,771,956
       Basic................................................................    7,783,603         7,771,956



     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             ( DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                  FOR THE THREE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                  --------------------------
                                                                                    2000             1999
                                                                                    ----             ----
Cash flows from operating activities:
    Net loss..............................................................          $(470)            $(589)
    Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization.......................................          3,761             3,243
      Loss on disposition of equipment....................................            ---             3,266
      Provision for deferred income taxes.................................            ---            (1,217)
      Provision for doubtful accounts.....................................            203               179
      Changes in assets and liabilities:
         Trade receivables................................................           (750)           (4,048)
         Accounts receivable -- other.....................................            355              (220)
         Income tax recoverable...........................................           (273)               67
         Tires in service.................................................            205              (854)
         Prepaid expenses and other current assets........................           (759)           (2,041)
         Other assets.....................................................            266               (78)
         Accounts payable and accrued expenses............................         (1,681)           (1,835)
         Income taxes payable  ...........................................            ---             1,381
                                                                                  -------           -------
         Net cash provided by (used for) operating activities.............            857            (2,746)

Cash flows from investing activities:
      Purchase of property and equipment..................................         (3,257)           (5,277)
      Proceeds on sale of property and equipment..........................          7,970             5,674
      Purchase of business, net of cash...................................            ---           (25,554)
                                                                                  -------           -------
          Net cash provided by (used for) investing activities............          4,713           (25,157)

Cash flows from financing activities:
      Proceeds from issuances of common stock.............................             43               200
      Proceeds from issuance common stock in subsidiary...................              6               ---
      Proceeds from bank borrowings and debt..............................          1,475            35,066
      Payments of bank borrowings and debt ...............................         (1,685)           (3,742)
      Principal payments under capital lease obligations..................         (5,017)           (3,284)
                                                                                  -------           -------
          Net cash provided by (used for) financing activities ...........         (5,178)           28,240
                                                                                  -------           -------
    Increase in cash and cash equivalents.................................            392               337
    Cash and cash equivalents at beginning of year........................            360               695
                                                                                  -------           -------
    Cash and cash equivalents at end of period............................        $   752            $1,032
                                                                                  =======            ======



     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

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

(2) SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

     The Company operates in two segments, transportation and e-commerce. The Company generates revenue, in the transportation segment, providing truckload hauling services through its subsidiaries, Celadon Trucking Services, Inc., ("CTSI"), Servicios de Transportacion Jaguar, S.A. de C.V., ("Jaguar"), Gerth Transport Ltd. ("Gerth"), Zipp Express, Inc., ("Zipp") and Cheetah Transportation, Inc., ("Cheetah"). The Company began providing certain services over the internet through its e-commerce subsidiary TruckersB2B, Inc., ("TruckersB2B"), in the last half of fiscal year 2000. The e-commerce segment generates revenue by providing discounted fuel, tires, and other products and services to small and medium-sized trucking companies. The Company evaluates its operating segments on operating results. As the e-commerce segment began in February 2000, there is no reportable information for this segment for the first quarter of fiscal year 2000 for comparison.

                               CELADON GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                                                              FOR THE THREE MONTHS ENDED
                                                                                  SEPTEMBER 30, 2000
                                                                                  ------------------
                                                                               (DOLLARS IN THOUSANDS)
                                                                  TRANSPORTATION           E-COMMERCE         TOTAL
                                                                  --------------           ----------         -----
         Revenue from external customers.............               $87,518                $909            $88,427
         Operating income (loss).....................                 2,435                (686)             1,749
         Interest revenue............................                    36                 ---                 36
         Interest expense ...........................                 2,328                  31              2,359
         Other expense (income)......................                    33                 (12)                21
         Income (loss) before income taxes...........                  $110               $(705)             $(595)


     Information as to the Company's operations by geographic area is summarized below:

                                                                                  FOR THE THREE MONTHS ENDED
                                                                                     SEPTEMBER 30, 2000
                                                                                     ------------------
                                                                                   (DOLLARS IN THOUSANDS)
                                                                                2000                 1999
                                                                                ----                 ----
         Operating revenue:
              United States............................                      $70,355             $66,236
              Canada...................................                       13,445              13,442
              Mexico...................................                        4,627               2,987
                                                                             -------             -------
                  Total ...............................                      $88,427             $82,665
                                                                             =======             =======


     The Company's largest customer is DaimlerChrysler, which accounted for approximately 19% and 23% of the Company's total truckload revenue for the three months ended September 30, 2000 and 1999, respectively. The Company transports DaimlerChrysler original equipment automotive parts primarily between the United States and Mexico and DaimlerChrysler after-market replacement parts and accessories within the United States. The Company's most recent agreements with DaimlerChrysler are covered by three agreements: (a) an agreement for international freight with the Chrysler division which expires in December 2000,
(b) a domestic agreement with the Chrysler division which expires in October 2003, and (c) an international contract with the Freightliner division, which expires in April 2001. The two Chrysler division agreements accounted for approximately 18% and 20% of the Company's total truckload revenue for the three months ended September 30, 2000 and 1999, respectively. The Freightliner division contract accounted for approximately 1% and 3% of the Company's total revenue for the three months ended September 30, 2000 and 1999, respectively. No other customer accounted for more than 10% of the Company's total revenue during any of its three most recent fiscal years.

                               CELADON GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

(3) INCOME TAXES

     The effective tax rates, pertaining to the tax benefits, for operations for the three-months ended September 30, 2000 and 1999 were 21% and 38%, respectively. The reduced tax rate for fiscal 2001 is primarily related to permanent tax differences and Mexican taxes being based on assets in lieu of income.

(4) COMPREHENSIVE INCOME

     Total comprehensive income (loss) was $0.2 million and $(0.6) million for the three months ended September 30, 2000 and 1999, respectively. The difference between the total comprehensive income (loss) and net loss relates to the effect of foreign currency translation adjustments.

(5) LINES OF CREDIT

     In August 1999, the Company completed a $60 million banking facility ("credit agreement") with ING (U.S.) Capital LLC. The arrangement includes a $30 million revolving loan and a $30 million term loan. In November 1999, the Company's credit agreement was increased by $5 million to $65 million. In May 2000, the Company's credit agreement with ING was amended to reflect modifications to the Company's covenants. The modifications allowed the Company to remain in compliance with the terms and conditions of the credit agreement. On September 6, 2000, the Company's credit agreement was amended to increase the loan by $2 million to $67 million, primarily to finance the operations of TruckersB2B. This amendment expired on October 31, 2000. Interest is based, at the Company's option, upon either the bank's base rate plus a margin ranging from .5% to 1.5% or the London Interbank Offered Rate plus a margin ranging from 1.5% to 2.5% depending upon performance by the Company.

(6) HEDGING ACTIVITIES, COMMITMENTS AND CONTINGENCIES

     The Company has outstanding commitments to purchase approximately $12.8 million of revenue equipment at September 30, 2000, which will be financed utilizing long-term lease agreements.

     Standby letters of credit, not reflected in the accompanying consolidated financial statements, aggregated approximately $1.2 million at September 30, 2000.

     There are various claims, lawsuits and pending actions against the Company and its subsidiaries in the normal course of the operations of its business. The Company believes many of these proceedings are covered in whole or in part by insurance and that none of these matters will have a material adverse effect on its consolidated financial position.

                               CELADON GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

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

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments Statements 137 and 138, in June 1999 and June 2000, respectively. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The adoption of Statement No. 133 on July 1, 2000 resulted in no cumulative effect change in the income statement or other comprehensive income, as the Company had no derivatives in place on that date. The Company has entered into three exchange traded petroleum futures contracts, beginning October 1, 2000. There was no earnings impact in the September 2000 quarter.

(7) SUPPLEMENTAL CASH FLOW INFORMATION

     During the three months ended September 30, 2000 and 1999, lease obligations in the amount of $12.7 million and $2.6 million, respectively, were incurred to lease revenue equipment and the associated tires in service.

     During the three months ended September 30, 2000 and 1999, the Company made interest payments of $2.4 million and $1.9 million, respectively.

                               CELADON GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)




(8) EARNINGS PER SHARE

     The following is a reconciliation of the numerators and demoninators used in computing earnings per share (in thousands except for per share amounts):


                                                                             FOR THE THREE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                                   ------------
                                                                                 2000             1999
                                                                                 ----             ----
Loss available to common shareholders.........................                 $(470)            $(589)
                                                                               ======            ======
Basic loss per share:
     Weighted - average number of common
       shares outstanding  ...................................             7,783,603         7,771,956
     Basic loss per share  ...................................                $(0.06)           $(0.08)
                                                                              ======            ======
Diluted loss per share:
     Weighted - average number of common
       shares outstanding  ...................................             7,783,603         7,771,956
     Effect of stock options and other incremental shares.....                   ---               ---
                                                                           ---------         ---------
     Weighted - average number of common shares
       outstanding-diluted ...................................             7,783,603         7,771,956
                                                                           =========         =========
Diluted loss per share     ...................................                $(0.06)           $(0.08)
                                                                             =======           =======

     Diluted loss per share for the three months ended September 30, 2000 and 1999 does not include the anti-dilutive effect of 115 thousand and 4 thousand stock options and other incremental shares, respectively.

(9) SUBSEQUENT EVENTS

     In November 2000, the Company decided not to pursue an initial public offering of TruckersB2B. Approximately $800,000 of deferred costs associated with the attempted initial public offering have been expensed in the second quarter of fiscal 2001. TruckersB2B has issued an additional 600,000 shares of TruckersB2B Class A common stock to a strategic partner as of October 20, 2000. These shares were issued for assistance provided to TruckersB2B to enroll members and supply member data. This transaction will be expensed as non-cash member and vendor development fees based on a valuation to be determined in the second quarter of fiscal 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RECENT DEVELOPMENTS

     On February 7, 2000, Celadon Group, Inc. announced the formation of TruckersB2B, Inc. ("TruckersB2B"). TruckersB2B provides cost benefits for truck owners in such areas as fuel, tires, parts, calling cards, insurance, trailer leasing, credit cards, and tractor financing. TruckersB2B is owned by Celadon E-Commerce, Inc., a wholly owned subsidiary of Celadon Group, Inc. and GE Capital, as well as several venture funds.

     TruckersB2B, as of September 30, 2000, had over 225,000 member trucks enrolled, represented by over 6,000 separate companies in the U.S. and Canada. The board of directors of Celadon Group had authorized the management of TruckersB2B to proceed with an initial public offering but in view of current market conditions, the Company has decided not to pursue a public offering at this time. TruckersB2B accounted for $0.06 per share of the September 2000 quarter loss, which related to marketing and administrative costs associated with operating this business.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1999

     Revenue. Consolidated revenue increased by $5.7 million, or 6.9%, to $88.4 million for fiscal 2001 from $82.7 million for fiscal 2000. Higher revenue was related to an increase in rate per mile, primarily relating to fuel surcharges. In addition, revenue increased related to the Zipp Logistics dedicated warehousing operations for Cummins and Navistar and billings to customers for the Mexican portion of transportation. Revenue includes approximately $900 thousand in fiscal 2001 from TruckersB2B. The TruckersB2B revenue for the September 2000 quarter represents over $25 million in purchases made by its member companies through the TruckersB2B network. The number of tractors operated by the Company, including 1,012 owner-operated tractors, increased to 2,664 at September 30, 2000, compared to 2,557, including 964 owner-operated tractors, at September 30, 1999.

     Operating Income. Consolidated operating income decreased by $2.7 million, or 61.4%, to $1.7 million in fiscal 2001 from $4.4 million in fiscal 2000. The decrease in operating income was primarily a result of TruckersB2B operating expenses, in addition to increases in fuel costs, rent and purchased transportation and other direct operating expenses. The Company's operating ratio, which expresses operating expenses as a percentage of operating revenue increased from 94.7% in fiscal 2000 to 97.2%, excluding TruckersB2B, in fiscal 2001.

     In the September 2000 quarter, TruckersB2B recorded a $686 thousand operating loss primarily related to marketing costs and salaries.

     In the truckload segment, the most significant cost increase was fuel expense. In the September 2000 quarter, fuel costs increases net of customer surcharges resulted in additional expense of approximately $850 thousand (pre-tax) or approximately $0.07 per share compared to prior year. Fuel costs rose at the pump approximately 27% and the Company instituted a fuel reimbursement to the owner-operators which increased expenses approximately $650 thousand. This fuel reimbursement to the owner-operator is included in the net fuel cost increase described above. These increases were partially offset by fuel surcharges to our customers. In a market of escalating fuel prices, fuel surcharges lag fuel cost increases. The Company does not recover additional fuel expense related to deadhead mileage or idle time from customers in the form of fuel surcharges.

     Purchased transportation expenses increased due to increased logistics expense, Mexico purchased transportation and owner-operator fleet capacity. Expenses for logistics and Mexico purchased transportation increased in relation to revenue for these types of transportation business. The Company's owner-operator fleet increased from 964 in fiscal 2000 to 1,012 in fiscal 2001, which increased the Company's owner-operator capacity and related expense.

     In addition, trailer and tractor rental costs have increased. The trailer costs have increased approximately $475 thousand related to replacing 48 foot trailers with 53 foot trailers. The Company added 239 units as operating lease tractors in its fleet since the September 1999 quarter, for an increased operating expense of approximately $600 thousand. The Company has disposed of approximately 300 units which were comprised of both operating and capital leased equipment since the prior year.

     Net Interest Expense. Net interest expense increased by $0.3 million, or 15.0%, to $2.3 million in fiscal 2001 from $2.0 million in fiscal 2000. The increase was the result of additional borrowings under the Company's credit facilities.

     Income Taxes. Benefit for income taxes decreased to $0.1 million in fiscal 2001 from $0.4 million in fiscal 2000. The Company's effective tax rate was 21% in fiscal 2001 and 38% in fiscal 2000. The reduced tax rate for fiscal 2001 is primarily related to permanent tax differences and Mexican taxes being based on assets in lieu of income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital requirements in fiscal 2001 will be for the acquisition of revenue equipment. The Company has financed its capital requirements by obtaining lease financing on revenue equipment. At September 30, 2000, the Company had an aggregate of $66.3 million in capital lease financing at interest rates ranging from 5.3% to 8.0%, maturing at various dates through 2005. Of this amount, $16.2 million is due prior to September 30, 2001. The Company has historically met its capital investment requirements with a combination of internally generated funds, bank financing, equipment lease financing (both capitalized and operating) and the issuance of common stock.

     As of September 30, 2000, the Company had on order revenue equipment representing an aggregate capital commitment of approximately $12.8 million. Management believes that there are presently adequate sources of secured equipment financing together with its existing credit facilities and cash flow from operations to provide sufficient funds to meet the Company's anticipated working capital requirements. Additional growth in the tractor and trailer fleet beyond the Company's existing orders will require additional sources of financing.

     In August 1999, the Company completed a $60 million banking facility ("credit agreement") with ING (U.S.) Capital LLC. The arrangement includes a $30 million revolving loan and a $30 million term loan. In November 1999, the Company's credit agreement was increased by $5 million to $65 million. In May 2000, the Company's credit agreement with ING was amended to reflect modifications to the Company's covenants. The modifications allowed the Company to remain in compliance with the terms and conditions of the credit agreement. On September 6, 2000, the Company's credit agreement was amended to increase the loan by $2 million to $67 million, primarily to finance the operations of TruckersB2B. This amendment expired on October 31, 2000. Interest is based, at the Company's option, upon either the bank's base rate plus a margin ranging from .5% to 1.5% or the London Interbank Offered Rate plus a margin ranging from 1.5% to 2.5% depending upon performance by the Company.

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

INFLATION

     Many of the Company's operating expenses, including fuel costs and related fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. The effects of inflation on the Company's business during fiscal 2001 and 2000 generally were not significant.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        Exhibit 27 - Financial Data Schedule

   (b)  Form 8-K     Report on Form 8-K dated July 20, 2000 with relation to
                     the Stockholder's Rights Plan dated July 20, 2000.

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

Date: November 14, 2000