Form 10-Q
period 2000-12-31
CELADON GROUP INC
filed 2001-02-14
CIK 865941

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

                     FOR THE PERIOD ENDED DECEMBER 31, 2000

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

The number of shares outstanding of the Common Stock ($.033 par value) of the Registrant as of the close of business on February 14, 2001 was 7,543,642.

                               CELADON GROUP, INC.

                                    INDEX TO

                           DECEMBER 31, 2000 FORM 10-Q




PART I. FINANCIAL INFORMATION


   Item 1. Financial Statements

           Condensed Consolidated Balance Sheets as of December 31, 2000 (unaudited)
           and June 30, 2000.................................................................................3

           Condensed Consolidated Statements of Operations (unaudited) -  For the three and six month periods ended December 31, 2000 and 1999............................................4

           Condensed Consolidated Statements of Cash Flows (unaudited) -  For the six month periods ended December 31, 2000 and 1999....................................................5

           Notes to Condensed Consolidated Financial Statements .............................................6

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................................................10


PART II. OTHER INFORMATION


   Item 4. Submission of Matters to a Vote of Security Holders..............................................15

   Item 6. Exhibits and Reports on Form 8-K.................................................................15

                         PART I - FINANCIAL INFORMATION

                               CELADON GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                        DECEMBER 31,  JUNE 30,
                                                                                            2000        2000
                                                                                        ------------ ----------
                                                                                         (UNAUDITED)
                                        ASSETS
Current assets:
     Cash and cash equivalents ......................................................   $     345    $     360
     Trade receivables, net of allowance ............................................      51,264       53,521
     Accounts receivable - other ....................................................       7,979        8,013
     Prepaid expenses and other current assets ......................................       9,585        8,280
     Tires in service ...............................................................       4,617        4,747
     Income tax recoverable .........................................................       1,407        1,639
     Deferred income tax ............................................................         802          802
                                                                                        ---------    ---------
            Total current assets ....................................................      75,999       77,362
Property and equipment, at cost .....................................................     144,050      150,119
Less accumulated depreciation and amortization ......................................      37,069       37,477
                                                                                        ---------    ---------
            Net property and equipment ..............................................     106,981      112,642
Tires in service ....................................................................       2,515        2,569
Goodwill, net of accumulated amortization ...........................................      20,460       20,435
Other assets ........................................................................       2,085        2,314
                                                                                        ---------    ---------
     Total assets ...................................................................   $ 208,040    $ 215,322
                                                                                        =========    =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ...............................................................   $   6,634    $   5,669
     Accrued expenses ...............................................................      23,333       26,819
     Bank borrowings and current maturities of long-term debt .......................       7,228        7,055
     Current maturities of capital lease obligations ................................      15,001       15,732
                                                                                        ---------    ---------
            Total current liabilities ...............................................      52,196       55,275
Long-term debt, net of current maturities ...........................................      45,715       49,751
Capital lease obligations, net of current maturities ................................      44,713       42,908
Deferred income tax .................................................................       8,862        8,862
Minority interest ...................................................................          12          119

Commitments and contingencies
Stockholders' equity:
     Preferred stock, $1.00 par value, authorized 179,985 shares, issued and
       outstanding zero shares ......................................................        --           --
     Common stock, $.033 par value, authorized 12,000,000 shares;
       issued 7,789,764 and 7,786,430 shares at December 31, 2000
       and June 30, 2000, respectively ..............................................         257          257
     Additional paid-in capital .....................................................      60,260       60,113
     Retained earnings ..............................................................      (1,747)        (722)
     Accumulated other comprehensive loss ...........................................      (1,256)      (1,206)
     Treasury stock, at cost, 246,122 and 3,523 shares at December 31, 2000
       and June 30, 2000, respectively ..............................................        (972)         (35)
                                                                                        ---------    ---------
     Total stockholders' equity .....................................................      56,542       58,407
                                                                                        ---------    ---------
           Total liabilities and stockholders' equity ...............................   $ 208,040    $ 215,322
                                                                                        =========    =========


     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                    FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                           DECEMBER 31,                 DECEMBER 31,
                                                    --------------------------    ------------------------
                                                       2000            1999          2000          1999
                                                    ---------    -------------    ----------   -----------
Operating revenue .............................     $  87,048      $  86,612      $ 175,475    $ 169,277
                                                    ---------      ---------      ---------    ---------

Operating expenses:
     Salaries, wages and employee benefits ....        23,164         23,401         46,779       46,716
     Fuel .....................................        10,382          8,696         20,392       16,626
     Operating costs and supplies .............         5,953          6,544         12,942       12,597
     Insurance and claims .....................         2,220          2,104          4,403        4,359
     Depreciation and amortization ............         3,778          3,444          7,539        6,687
     Rent and purchased transportation ........        33,711         32,983         67,893       62,674
     Professional and consulting fees .........           508            388          1,041          790
     Costs of goods sold ......................           661           --            1,256         --
     Communications and utilities .............           975          1,132          1,982        2,287
     Permits, licenses and  taxes .............         1,564          1,401          3,126        2,910
     General, administrative and selling ......         2,838          2,621          5,079        5,318
                                                    ---------      ---------      ---------    ---------
         Total operating expenses .............        85,754         82,714        172,432      160,964
                                                    ---------      ---------      ---------    ---------

Operating income ..............................         1,294          3,898          3,043        8,313

Other (income) expense:
     Interest income ..........................           (39)           (29)           (75)         (57)
     Interest expense .........................         2,638          2,194          4,997        4,224
     Other expense, net .......................          (135)            61           (102)         150
     Minority interest in subsidiary loss .....          (332)          --             (344)        --
     Loss on disposition of equipment .........          --             --             --          3,266
                                                    ---------      ---------      ---------    ---------
Income (loss) before income taxes .............          (838)         1,672         (1,433)         730
Provision (benefit) for income taxes ..........          (283)           619           (408)         265
                                                    ---------      ---------      ---------    ---------
         Net Income (loss) ....................     $    (555)     $   1,053      $  (1,025)   $     465
                                                    =========      =========      =========    =========

Earnings (loss) per Common Share:
     Diluted Earnings Per Share ...............     $   (0.07)     $    0.14      $   (0.13)   $    0.06
     Basic Earnings Per Share .................     $   (0.07)     $    0.14      $   (0.13)   $    0.06
Average Shares Outstanding:
     Diluted ..................................         7,730          7,792          7,757        7,784
     Basic ....................................         7,730          7,777          7,757        7,774


     See accompanying notes to condensed consolidated financial statements.

                                CELADON GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                           FOR THE SIX MONTHS ENDED
                                                                                 DECEMBER 31,
                                                                           ------------------------
                                                                              2000          1999
                                                                           ---------    -----------
   Cash flows from operating activities:
    Net income (loss) ...................................................   $ (1,025)   $    465
    Adjustments to reconcile net income  (loss) to net cash provided by operating activities:
      Depreciation and amortization .....................................      7,539       6,778
      Loss on disposition of equipment ..................................       --         3,266
      Non-cash member and vendor development costs ......................        342        --
      Minority interest .................................................       (332)       --
      Provision for deferred income taxes ...............................       --        (1,202)
      Provision for doubtful accounts ...................................        408         279
      Changes in assets and liabilities:
         Trade receivables ..............................................      1,049      (7,180)
         Accounts receivable -- other ...................................         34        (510)
         Income tax recoverable .........................................        232          67
         Tires in service ...............................................        184        (654)
         Prepaid expenses and other current assets ......................     (1,305)       (650)
         Other assets ...................................................        186         139
         Accounts payable and accrued expenses ..........................     (2,521)     (2,140)
         Income taxes payable ...........................................       --         1,582
                                                                            --------    --------
         Net cash provided by operating activities ......................      4,791         240
                                                                            --------    --------

Cash flows from investing activities:
      Purchase of property and equipment ................................     (5,546)     (5,756)
      Proceeds on sale of property and equipment ........................     12,730       8,798
      Purchase of business, net of cash .................................       --       (24,921)
                                                                            --------    --------
         Net cash provided by (used for) investing activities ...........      7,184     (21,879)
                                                                            --------    --------

Cash flows from financing activities:
      Proceeds from issuances of common stock in subsidiary .............         50         200
      Purchase of common stock held in treasury .........................       (957)       --
      Proceeds from bank borrowings and debt ............................      4,698      35,430
      Payments of bank borrowings and debt ..............................     (3,316)     (8,158)
      Principal payments under capital lease obligations ................    (12,465)     (6,222)
                                                                            --------    --------
         Net cash provided by (used for) financing activities ...........    (11,990)     21,250
                                                                            --------    --------
    Decrease in cash and cash equivalents ...............................        (15)       (389)
    Cash and cash equivalents at beginning of year ......................        360         695
                                                                            --------    --------
    Cash and cash equivalents at end of period ..........................   $    345    $    306
                                                                            ========    ========



     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)


(1)  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the general instructions to Form 10-Q of Regulation S-X and includes the results of Celadon Group, Inc. and its majority owned subsidiaries. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements and notes thereto of Celadon Group, Inc. (the "Company") as of and for each of the three years in the period ended June 30, 2000.

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

(2)  SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

     The Company operates in two segments, transportation and e-commerce. The Company generates revenue, in the transportation segment, providing truckload hauling services through its subsidiaries, Celadon Trucking Services, Inc., ("CTSI"), Servicios de Transportacion Jaguar, S.A. de C.V., ("Jaguar"), Gerth Transport Ltd. ("Gerth"), Zipp Express, Inc., ("Zipp") and Cheetah Transportation, Inc., ("Cheetah"). The Company began providing certain services over the internet through its e-commerce subsidiary TruckersB2B, Inc., ("TruckersB2B"), in the last half of fiscal year 2000. The e-commerce segment generates revenue by providing discounted fuel, tires, and other products and services to small and medium-sized trucking companies. The Company evaluates its operating segments on operating results. As the e-commerce segment began in February 2000, there is no reportable information for this segment for fiscal year 2000 comparison.

                               CELADON GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                DECEMBER 31, 2000
                                   (UNAUDITED)


                                                FOR THE THREE MONTHS ENDED                    FOR THE SIX MONTHS ENDED
                                                    DECEMBER 31, 2000                            DECEMBER 31, 2000
                                       -------------------------------------------  -------------------------------------------
                                                  (DOLLARS IN THOUSANDS)                       (DOLLARS IN THOUSANDS)
                                       TRANSPORTATION     E-COMMERCE       TOTAL     TRANSPORTATION     E-COMMERCE       TOTAL
                                       --------------     ----------     ---------   --------------     ----------     --------
Revenue from external customers ....      $  85,816       $   1,232      $  87,048      $ 173,334        $   2,141     $ 175,475
Operating income (loss) ............          1,949            (655)         1,294          4,384           (1,341)        3,043
Interest revenue ...................             39            --               39             75             --              75
Interest expense ...................          2,578              60          2,638          4,906               91         4,997

Other income .......................           (135)           (332)          (467)          (102)            (344)         (446)
Loss before income taxes ...........      $    (455)      $    (383)     $    (838)     $    (345)       $  (1,088)    $  (1,433)


         Information as to the Company's operations by geographic area is summarized below:


                                                    FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                       DECEMBER 31, 2000                 DECEMBER 31, 2000
                                                    ---------------------------      -------------------------
                                                      (DOLLARS IN THOUSANDS)          (DOLLARS IN THOUSANDS)
                                                         2000             1999           2000            1999
                                                    ----------         ---------     ---------        --------
         Operating revenue:
              United States...............            $69,129            $69,651      $139,484        $135,887
              Canada......................             12,902             12,937        26,347          26,379
              Mexico......................              5,017              4,024         9,644           7,011
                                                      -------            -------      --------        --------
                  Total ..................            $87,048            $86,612      $175,475        $169,277
                                                      =======            =======      ========        ========


     The Company's largest customer is DaimlerChrysler, which accounted for approximately 20% and 24% of the Company's total truckload revenue for the three months ended December 31, 2000 and 1999, respectively. The Company transports DaimlerChrysler original equipment automotive parts primarily between the United States and Mexico and DaimlerChrysler after-market replacement parts and accessories within the United States. The Company has two agreements with
DaimlerChrysler: (a) an agreement with the Chrysler division which expires in October 2003, and (b) an international contract with the Freightliner division, which expires in April 2001. The Chrysler division agreement accounted for approximately 19% and 21% of the Company's total truckload revenue for the three months ended December 31, 2000 and 1999, respectively. The Freightliner division contract accounted for approximately 1% and 3% of the Company's total truckload revenue for the three months ended December 31, 2000 and 1999, respectively. No other customer accounted for more than 5% of the Company's total revenue during any of its two most recent fiscal years.

                               CELADON GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                DECEMBER 31, 2000
                                   (UNAUDITED)


(3)  INCOME TAXES

     The effective tax rates, pertaining to the tax expense (benefits), for operations for the six months ended December 31, 2000 and 1999 were 28% and 36%, respectively. The reduced tax rate for fiscal 2001 is primarily related to permanent tax differences and Mexican taxes being based on assets in lieu of income.

(4)  COMPREHENSIVE INCOME

     Total comprehensive income (loss) was $(0.8) million and $0.9 million for the three months ended December 31, 2000 and 1999, respectively. Total comprehensive income (loss) was $(1.1) million and $0.4 million for the six months ended December 31, 2000 and 1999, respectively. The difference between the total comprehensive income (loss) and net income (loss) relates to the effect of foreign currency translation adjustments.

(5)  CONTINGENCIES AND HEDGING ACTIVITIES

     There are various claims, lawsuits and pending actions against the Company and its subsidiaries in the normal course of the operations of its business. The Company believes many of these proceedings are covered in whole or in part by insurance and that none of these matters will have a material adverse effect on its consolidated financial position or results of operations when settled.

     The Company is a defendant in a lawsuit filed by Reliance National Indemnity Company ("Reliance") relating to two trucker's liability insurance policies. The Company disagrees with Reliance and intends to vigorously defend this lawsuit. This case is in the very early stages, and to date, no formal discovery has been completed. While there can be no certainty as to the outcome, the Company believes that the ultimate resolution of this matter will not have a material adverse effect on its consolidated financial position or results of operations when settled.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments Statements 137 and 138, in June 1999 and June 2000, respectively. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The adoption of Statement No. 133 on July 1, 2000 resulted in no cumulative effect adjustment in the statement of operations or other comprehensive income, as the Company had no derivatives outstanding on that date. Since October 1, 2000, the Company has entered into various derivative contracts to hedge fuel costs through June 2001. These contracts have been recorded at fair value on the balance sheet with the offset being recognized in the statement of operations. In connection with these activities, the Company recognized earnings of approximately $200 thousand for the quarter ended December 31, 2000.

                               CELADON GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                DECEMBER 31, 2000
                                   (UNAUDITED)



(6)  EARNINGS PER SHARE

     The following is a reconciliation of the numerators and demoninators used in computing earnings per share (in thousands except for per share amounts):


                                                            FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                                                    DECEMBER 31                  DECEMBER 31
                                                            --------------------------   --------------------------
                                                                2000           1999          2000           1999
                                                            -----------    -----------   -----------    -----------
Income (loss) available to common shareholders ..........   $      (555)   $     1,053   $    (1,025)   $       465
                                                            ===========    ===========   ===========    ===========

Basic income (loss) per share:
     Weighted - average number of common
       shares outstanding ...............................     7,729,788      7,776,557     7,756,695      7,774,257
     Basic income (loss) per share ......................   $     (0.07)   $      0.14   $     (0.13)   $      0.06
                                                            ===========    ===========   ===========    ===========

Diluted income (loss) per share:
     Weighted - average number of common
       shares outstanding ...............................     7,729,788      7,776,557     7,756,695      7,774,257
     Effect of stock options and other incremental
       shares ...........................................          --           15,716          --            9,771
                                                            -----------    -----------   -----------    -----------

     Weighted - average number of common shares
       outstanding-diluted ..............................     7,729,788      7,792,273     7,756,695      7,784,028
                                                            ===========    ===========   ===========    ===========
Diluted income (loss) per share .........................   $     (0.07)   $      0.14   $     (0.13)   $      0.06
                                                            ===========    ===========   ===========    ===========


     Diluted loss per share for the six months ended December 31, 2000 does not include the anti-dilutive effect of 57 thousand stock options and other incremental shares.

(7)  MORTGAGE DEBT

     In December 2000, the Company converted mortgage debt on 67 tractors to operating leases. The Company reduced debt by $5.3 million and net revenue equipment by $5.2 million in order to receive a more favorable interest rate on the financing of nearly 2%. The income statement effect of this transaction was not material.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 1999

     Revenue. Consolidated revenue increased by $0.4 million, or 0.5%, to $87.0 million for fiscal 2001 from $86.6 million for fiscal 2000. Higher revenue was related to an increase in rate per mile, primarily relating to fuel surcharges. In addition, revenue increased related to the Zipp Logistics dedicated warehousing operations for Cummins and Navistar and billings to customers for the Mexican portion of transportation. These increases were offset by a reduction in dispatch miles in December related to unplanned shutdowns of automotive plants and severe ice storms in the Midwest and Southwest. The number of tractors operated by the Company, including 959 owner-operated tractors, increased to 2,705 at December 31, 2000, compared to 2,649, including 1,016 owner-operated tractors, at December 31, 1999.

     Revenue includes $1.2 million in fiscal 2001 from TruckersB2B. The TruckersB2B revenue for the December 2000 quarter represents over $29 million in purchases made by its member companies through the TruckersB2B network. TruckersB2B now has over 275,000 member trucks enrolled compared to 225,000 at September 30, 2000. At December 31, 2000, these member trucks were represented by more than 7,250 separate companies in the U.S. and Canada compared with more than 6,000 at September 30, 2000.

     Operating Income. Consolidated operating income decreased by $2.6 million, or 66.6% to $1.3 million in fiscal 2001 from $3.9 million in fiscal 2000. The decrease in operating income was a result of reduced truckload revenue, increases in fuel costs, rent and purchased transportation, and TruckersB2B operating expenses. The Company's operating ratio, which expresses operating expenses as a percentage of operating revenue increased from 95.5% in fiscal 2000 to 97.7%, excluding TruckersB2B, in fiscal 2001.

     In the December 2000 quarter, TruckersB2B recorded a $655 thousand operating loss primarily related to marketing costs and salaries. TruckersB2B recorded $342 thousand of non-cash member and vendor development expense related to issuing shares of TruckersB2B common stock at fair value to a strategic partner. The non-cash member and vendor development costs were offset by an increase in minority interest.

     In the truckload segment, the most significant cost increase was fuel expense. In the December 2000 quarter, fuel costs increases, net of customer surcharges, resulted in additional expense of approximately $775 thousand (pre-tax), or approximately $0.06 per share, compared to prior year. Fuel costs rose at the pump approximately 27% and the Company instituted a fuel reimbursement to the owner-operators which increased expenses approximately $1.2 million. This fuel reimbursement to the owner-operator is included in the net fuel cost increase described above. These increases were partially offset by fuel surcharges to our customers. In a market of escalating fuel prices, fuel surcharges lag fuel cost increases. The Company does not recover additional fuel expense related to deadhead mileage or idle time from customers in the form of fuel surcharges.

     Purchased transportation expenses increased due to increased logistics expense and Mexican purchased transportation. Expenses for logistics and Mexican purchased transportation increased in relation to revenue for these types of transportation businesses.

     In addition, trailer costs have increased approximately $650 thousand related to replacing 48 foot trailers with 53 foot trailers. The Company added 2,200 operating lease and short-term rental trailers in its fleet since the December 1999 quarter. The Company has also sold or terminated short-term leases on approximately 1,900 48-foot trailers since December 1999.

     Net Interest Expense. Net interest expense increased by $0.4 million, or 18.2%, to $2.6 million in fiscal 2001 from $2.2 million in fiscal 2000. The increase was primarily the result of an increase in interest rates under the Company's credit facilities.

     Income Taxes. Benefit for income taxes was $0.3 million in fiscal 2001 as compared to an expense of $0.6 million in fiscal 2000. The Company's effective tax rate was 34% in fiscal 2001 and 37% in fiscal 2000. The reduced tax rate for fiscal 2001 is primarily related to permanent tax differences and Mexican taxes being based on assets in lieu of income.

SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED WITH THE SIX MONTHS ENDED DECEMBER 31, 1999

     Revenue. Consolidated revenue increased by $6.2 million, or 3.7%, to $175.5 million for fiscal 2001 from $169.3 million for fiscal 2000. Higher revenue was related to an increase in rate per mile, primarily relating to fuel surcharges. In addition, revenue increased related to the Zipp Logistics dedicated warehousing operations for Cummins and Navistar and billings to customers for the Mexican portion of transportation. These increases were offset by a reduction in dispatch miles in December related to unplanned shutdowns of automotive plants and severe ice storms in the Midwest and Southwest. The number of tractors operated by the Company, including 959 owner-operated tractors, increased to 2,705 at December 31, 2000, compared to 2,649, including 1,016 owner-operated tractors, at December 31, 1999.

     Revenue includes $2.1 million in fiscal 2001 from TruckersB2B. The TruckersB2B revenue for the six months ended December 2000 represents over $53 million in purchases made by its member companies through the TruckersB2B network. TruckersB2B now has over 275,000 member trucks enrolled compared to 158,000 at June 30, 2000. At December 31, 2000, these member trucks were represented by more than 7,250 separate companies in the U.S. and Canada compared with more than 3,600 at June 30, 2000.

     Operating Income. Consolidated operating income decreased by $5.3 million, or 63.9% to $3.0 million in fiscal 2001 from $8.3 million in fiscal 2000. The decrease in operating income was a result of reduced truckload revenue, increases in fuel costs, rent and purchased transportation, and TruckersB2B operating expenses. The Company's operating ratio, which expresses operating expenses as a percentage of operating revenue increased from 95.1% in fiscal 2000 to 97.5%, excluding TruckersB2B, in fiscal 2001.

     In fiscal 2001, TruckersB2B recorded a $1.3 million operating loss primarily related to marketing costs and salaries. TruckersB2B recorded $342 thousand of non-cash member and vendor development expense related to issuing shares of TruckersB2B common stock at fair value to a strategic partner. The non-cash member and vendor development costs were offset by an increase in minority interest.

     In the truckload segment, the most significant cost increase was fuel expense. In fiscal 2001 quarter, fuel costs increases net of customer surcharges resulted in additional expense of approximately $1.6 million (pre-tax) or approximately $0.13 per share compared to prior year. Fuel costs rose at the pump approximately 27% and the Company instituted a fuel reimbursement to the owner-operators which increased expenses approximately $1.9 million. This fuel reimbursement to the owner-operator is included in the net fuel cost increase described above. These increases were partially offset by fuel surcharges to our customers. In a market of escalating fuel prices, fuel surcharges lag fuel cost increases. The Company does not recover additional fuel expense related to deadhead mileage or idle time from customers in the form of fuel surcharges.

     Purchased transportation expenses increased due to increased logistics expense and Mexico purchased transportation. Expenses for logistics and Mexico purchased transportation increased in relation to revenue for these types of transportation businesses.

     In addition, trailer costs have increased approximately $1.1 million related to replacing 48 foot trailers with 53 foot trailers. The Company added 2,200 operating lease and short-term rental trailers in its fleet since the December 1999 quarter. The Company has sold or terminated short-term leases on approximately 1,900 48-foot capital lease or owned trailers since December 1999.

     Net Interest Expense. Net interest expense increased by $0.7 million, or 16.6%, to $4.9 million in fiscal 2001 from $4.2 million in fiscal 2000. The increase was primarily the result of an increase in borrowings and an increase in interest rates under the Company's credit facilities.

     Income Taxes. Benefit for income taxes was $0.4 million in fiscal 2001 as compared to an expense of $0.3 million in fiscal 2000. The Company's effective tax rate was 28% in fiscal 2001 and 36% in fiscal 2000. The reduced tax rate for fiscal 2001 is primarily related to permanent tax differences and Mexican taxes being based on assets in lieu of income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital requirements in fiscal 2001 will be for the acquisition of revenue equipment and computer hardware and software. The Company finances its capital requirements from cash provided by operating activities, proceeds from the sale of revenue equipment, lease financing, and the Company's credit agreement.

     Net cash provided by operating activities increased to $4.8 million for fiscal 2001 from $0.2 million in fiscal 2000. The increase is attributable to a reduction in trade receivables and an increase in depreciation and amortization offset by an increase in prepaid expenses.

     Net cash provided by investing activities increased to $7.2 million for fiscal 2001 compared to $21.9 million used for investing activities in fiscal 2000. The increase is primarily related to cash used to purchase Zipp Express in fiscal 2000 and increased proceeds from the sale of revenue equipment in fiscal 2001.

     As of December 31, 2000, the Company had on order revenue equipment representing an aggregate capital commitment of approximately $2.7 million. Management believes that there are presently adequate sources of secured equipment financing together with its existing credit facilities and cash flows from operations to support the Company's anticipated acquisitions.

     Net cash used for financing activities amounted to $12.0 million in fiscal 2001 compared to $21.3 million provided by financing activities in fiscal 2000. In fiscal 2000, the Company received additional proceeds from bank borrowings for the purchase of Zipp Express, whereas, in fiscal 2001 bank borrowings were in the normal course of business.

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

     Standby letters of credit, not reflected in the accompanying consolidated financial statements, aggregated approximately $1.3 million at December 31, 2000.

     At December 31, 2000, the Company had an aggregate of $59.7 million in capital lease financing at interest rates ranging from 5.3% to 8.0%, maturing at various dates through 2005. Of this amount, $15.0 million is due prior to December 31, 2001. The Company has historically met its capital investment requirements with a combination of internally generated funds, bank financing, equipment lease financing (both capitalized and operating) and the issuance of common stock.

     In December 2000, the Company converted mortgage debt on 67 tractors to operating leases. The Company reduced debt by $5.3 million and net revenue equipment by $5.2 million in order to receive a more favorable interest rate on the financing of nearly 2%. The income statement effect of this transaction was not material.

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

                           PART II - OTHER INFORMATION



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Celadon Group, Inc. held its regular Annual Meeting of shareholders on November 28, 2000. Proxies representing 6,748,049 shares of Common Stock or 87% of the total outstanding shares voted as follows:

      Proposal I- Election of Directors    Voted For     Vote Withheld
                                           ---------     -------------

              Stephen Russell               5,944,625      803,424
              Paul A. Biddelman             6,174,319      573,730
              Michael Miller                6,174,319      573,730
              Anthony Heyworth              6,176,528      571,521
              John Kines                    6,178,520      569,529

      Proposal II - Ratification of an amendment to the Celadon Group, Inc. 1994
                    Stock Option Plan

              For                           5,690,770
              Against                       1,048,119
              Abstain                           9,160


ITEM 6. EXHIBITS AND REPORTS ON  FORM 8-K

      (a)  Exhibits

           Exhibit 27 -      Financial Data Schedule

      (b)  No Form 8-K was filed during the quarter ended December 31, 2000.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              CELADON GROUP, INC.
                                                  (Registrant)

                                              /s/ Stephen Russell
                                              ----------------------------------
                                                  Stephen Russell
                                              Chief Executive Officer


                                              /s/ Paul A. Will
                                              ----------------------------------
                                                  Paul A. Will
                                              Chief Financial Officer



Date:    February 14, 2001