Form 10-Q
period 2001-03-31
CELADON GROUP INC
filed 2001-05-14
CIK 865941

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



         [X]  QUARTERLY REPORT PURSUANT  TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 2001

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



       Registrant's telephone number, including area code: (317) 972-7000



Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes   X      No
                      -----       -----

The number of shares outstanding of the Common Stock ($.033 par value) of the Registrant as of the close of business on April 10, 2001 was 7,539,642.

                               CELADON GROUP, INC.

                                    INDEX TO

                            MARCH 31, 2001 FORM 10-Q





PART I.   FINANCIAL INFORMATION


       Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets as of March 31, 2001
           (unaudited) and June 30, 2000.....................................3

           Condensed Consolidated Statements of Operations (unaudited) -
           For the three and nine month periods ended March 31, 2001
           and 2000..........................................................4

           Condensed Consolidated Statements of Cash Flows (unaudited) -
           For the nine month periods ended March 31, 2001 and 2000..........5

           Notes to Condensed Consolidated Financial Statements .............6

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................10

PART II.  OTHER INFORMATION

       Item 6.  Exhibits and Reports on Form 8-K............................15

                         PART I - FINANCIAL INFORMATION

                               CELADON GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                        MARCH 31,      JUNE 30,
                                                                                          2001           2000
                                                                                        ---------      ---------
                                                                                       (UNAUDITED)
                                      ASSETS
Current assets:
     Cash and cash equivalents ....................................................     $     559      $     360
     Trade receivables, net of allowance ..........................................        53,599         53,521
     Accounts receivable - other ..................................................         7,149          8,013
     Prepaid expenses and other current assets ....................................         8,744          8,280
     Tires in service .............................................................         4,578          4,747
     Income tax recoverable .......................................................         1,832          1,639
     Deferred income tax ..........................................................           802            802
                                                                                        ---------      ---------
            Total current assets ..................................................        77,263         77,362
Property and equipment, at cost ...................................................       144,657        150,119
Less accumulated depreciation and amortization ....................................        40,309         37,477
                                                                                        ---------      ---------
            Net property and equipment ............................................       104,348        112,642
Tires in service ..................................................................         2,218          2,569
Goodwill, net of accumulated amortization .........................................        20,072         20,435
Other assets ......................................................................         2,176          2,314
                                                                                        ---------      ---------
     Total assets .................................................................     $ 206,077      $ 215,322
                                                                                        =========      =========

                      LIABILITIES AND  STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable .............................................................     $   6,657      $   5,669
     Accrued expenses .............................................................        26,732         26,819
     Bank borrowings and current maturities of long-term debt .....................         8,250          7,055
     Current maturities of capital lease obligations ..............................        15,603         15,732
                                                                                        ---------      ---------
            Total current liabilities .............................................        57,242         55,275
Long-term debt, net of current maturities .........................................        43,198         49,751
Capital lease obligations, net of current maturities ..............................        42,088         42,908
Deferred income tax ...............................................................         8,862          8,862
Minority interest .................................................................            12            119

Commitments and contingencies .....................................................           ---            ---
Stockholders' equity:
     Preferred stock, $1.00 par value, authorized 179,985 shares, issued and
       outstanding zero shares ....................................................           ---            ---
     Common stock, $.033 par value, authorized 12,000,000 shares;  issued 7,789,764
       and 7,786,430 shares at March 31, 2001 and June 30, 2000, respectively .....           257            257
     Additional paid-in capital ...................................................        59,909         60,113
     Retained earnings ............................................................        (3,329)          (722)
     Accumulated other comprehensive loss .........................................        (1,154)        (1,206)
     Treasury stock, at cost, 250,122 and 3,523 shares at March 31, 2001
       and June 30, 2000, respectively ............................................        (1,008)           (35)
                                                                                        ---------      ---------
     Total stockholders' equity ...................................................        54,675         58,407
                                                                                        ---------      ---------
            Total liabilities and stockholders' equity ............................     $ 206,077      $ 215,322
                                                                                        =========      =========



     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                 FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                          MARCH 31,                         MARCH 31,
                                                          ---------                         ---------
                                                    2001             2000             2001             2000
                                                    ----             ----             ----             ----
Operating revenue ............................   $  88,234        $  90,493        $ 263,709        $ 259,770
                                                 ---------        ---------        ---------        ---------
Operating expenses:
     Salaries, wages and employee benefits ...      24,291           24,548           71,070           71,264
     Fuel ....................................       9,652           10,304           30,044           26,930
     Operating costs and supplies ............       6,651            6,719           19,593           19,316
     Insurance and claims ....................       2,828            2,811            7,231            7,170
     Depreciation and amortization ...........       3,925            3,912           11,464           10,599
     Rent and purchased transportation .......      34,016           34,827          101,909           97,501
     Cost of goods sold ......................         716              ---            1,971              ---
     Professional and consulting fees ........       1,284              425            2,326            1,215
     Communications and utilities ............         994            1,064            2,976            3,351
     Permits, licenses and  taxes ............       1,659            1,666            4,785            4,576
     General, administrative and selling .....       2,374            2,943            7,453            8,261
                                                 ---------        ---------        ---------        ---------
         Total operating expenses ............      88,390           89,219          260,822          250,183
                                                 ---------        ---------        ---------        ---------

Operating income (loss) ......................        (156)           1,274            2,887            9,587

Other (income) expense:
     Interest income .........................         (39)              (9)            (114)             (66)
     Interest expense ........................       2,425            2,461            7,422            6,685
     Other (income) expense, net .............        (128)              57             (230)             207
     Minority interest in subsidiary .........         ---              (91)            (344)             (91)
     Loss on disposition of equipment ........         ---              ---              ---            3,266
                                                 ---------        ---------        ---------        ---------
     Loss before income taxes ................      (2,414)          (1,144)          (3,847)            (414)
     Benefit for income taxes ................        (832)            (433)          (1,240)            (168)
                                                 ---------        ---------        ---------        ---------
       Net loss ..............................   $  (1,582)       $    (711)       $  (2,607)       $    (246)
                                                 =========        =========        =========        =========
Loss per Common Share:
     Diluted Loss Per Share ..................   $   (0.21)       $   (0.09)       $   (0.34)       $   (0.03)
     Basic Loss Per Share ....................   $   (0.21)       $   (0.09)       $   (0.34)       $   (0.03)
Average Shares Outstanding:
     Diluted .................................       7,542            7,777            7,685            7,775
     Basic ...................................       7,542            7,777            7,685            7,775

                               CELADON GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                    FOR THE NINE MONTHS ENDED
                                                                             MARCH 31,
                                                                             ---------
                                                                       2001            2000
                                                                     --------        --------
Cash flows from operating activities:
    Net loss .................................................       $ (2,607)       $   (246)
    Adjustments to reconcile net loss to net cash provided
      by operating activities:
      Depreciation and amortization ..........................         11,464          10,599
      Loss on disposition of equipment .......................            ---           3,266
      Non-cash member and vendor development costs ...........            389             ---
      Minority interest ......................................           (344)            (91)
      Provision for deferred income taxes ....................            ---          (1,434)
      Provision for doubtful accounts ........................            652             455
      Changes in assets and liabilities:
         Trade receivables ...................................         (1,530)         (7,293)
         Accounts receivable -- other ........................            864          (2,734)
         Income tax recoverable ..............................           (193)             67
         Tires in service ....................................            520            (519)
         Prepaid expenses and other current assets ...........           (464)         (1,571)
         Other assets ........................................           (137)            329
         Accounts payable and accrued expenses ...............            901             (78)
         Income taxes payable ................................            ---           1,203
                                                                     --------        --------
         Net cash  provided  by operating activities .........          9,515           2,044

Cash flows from investing activities:
      Purchase of property and equipment .....................         (4,398)         (9,222)
      Proceeds on sale of property and equipment .............         13,990          11,497
      Purchase of business, net of cash ......................            ---         (24,921)
                                                                     --------        --------
         Net cash provided by (used for) investing activities.          9,592         (22,646)
                                                                     --------        --------
Cash flows from financing activities:
      Proceeds from issuances of common stock ................            ---             277
      Proceeds from issuances of common stock in subsidiary ..            ---             696
      Purchase of common stock held in treasury ..............           (997)            ---
      Proceeds from bank borrowings and debt .................          7,653          38,604
      Payments of bank borrowings and debt ...................         (8,594)         (9,300)
      Principal payments under capital lease obligations .....        (16,970)         (9,508)
                                                                     --------        --------
         Net cash provided by (used for) financing activities         (18,908)         20,769
                                                                     --------        --------
    Decrease in cash and cash equivalents ....................            199             167
    Cash and cash equivalents at beginning of year ...........            360             695
                                                                     --------        --------
    Cash and cash equivalents at end of period ...............       $    559        $    862
                                                                     ========        ========


     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)




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

         (2)      SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

                  The Company operates in two segments, transportation and e-commerce. The Company generates revenue, in the transportation segment, providing truckload hauling services through its subsidiaries, Celadon Trucking Services, Inc., ("CTSI"), Servicios de Transportacion Jaguar, S.A. de C.V., ("Jaguar"), Gerth Transport Ltd. ("Gerth"), Zipp Express, Inc., ("Zipp") and Cheetah Transportation, Inc., ("Cheetah"). The Company began providing certain services over the internet through its e-commerce subsidiary TruckersB2B, Inc., ("TruckersB2B"), in the last half of fiscal year 2000. The e-commerce segment generates revenue by providing discounted fuel, tires, and other products and services to small and medium-sized trucking companies. The Company evaluates its operating segments on operating results. The e-commerce segment began in February 2000, thus there are only two months of reportable information for this segment for fiscal year 2000 comparison.

                               CELADON GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 2001
                                   (UNAUDITED)


                                                   FOR THE THREE MONTHS ENDED                   FOR THE NINE MONTHS ENDED
                                                        MARCH 31, 2001                               MARCH 31, 2001
                                                        --------------                               --------------
                                                    (DOLLARS IN THOUSANDS)                       (DOLLARS IN THOUSANDS)
                                            TRANSPORTATION    E-COMMERCE        TOTAL    TRANSPORTATION   E-COMMERCE        TOTAL
                                            --------------    ----------        -----    --------------   ----------        -----
Revenue from external customers ..........     $  87,202      $   1,032      $  88,234      $ 260,536      $   3,173      $ 263,709
Operating income (loss) ..................           890         (1,046)          (156)         5,274         (2,387)         2,887
Interest revenue .........................           (39)           ---            (39)          (114)           ---           (114)
Interest expense .........................         2,400             25          2,425          7,306            116          7,422

Other income .............................          (128)           ---           (128)          (230)          (344)          (574)
Loss before income taxes .................        (1,343)        (1,071)        (2,414)        (1,688)        (2,159)        (3,847)

                                                   FOR THE THREE MONTHS ENDED                   FOR THE NINE MONTHS ENDED
                                                        MARCH 31, 2000                               MARCH 31, 2000
                                                        --------------                               --------------
                                                    (DOLLARS IN THOUSANDS)                       (DOLLARS IN THOUSANDS)
                                            TRANSPORTATION    E-COMMERCE        TOTAL    TRANSPORTATION   E-COMMERCE        TOTAL
                                            --------------    ----------        -----    --------------   ----------        -----
Revenue from external customers ...........    $  90,493      $     ---      $  90,493      $ 259,770      $     ---      $ 259,770
Operating income (loss) ...................        1,977           (703)         1,274         10,290           (703)         9,587
Interest revenue ..........................           (9)           ---             (9)           ---            ---            (66)
Interest expense ..........................        2,461            ---          2,461          6,685            ---          6,685

Other (income) expense ....................           57            (91)           (34)           207            (91)           116
Loss on disposition of equipment ..........          ---            ---            ---          3,266            ---          3,266
Income (loss) before income taxes .........         (532)          (612)        (1,144)           198           (612)          (414)


         Information as to the Company's operations by geographic area is summarized below:

                                                  FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                        MARCH 31, 2001                      MARCH 31, 2001
                                                        --------------                      --------------
                                                    (DOLLARS IN THOUSANDS)              (DOLLARS IN THOUSANDS)
                                                     2001             2000              2001            2000
                                                     ----             ----              ----            ----
         Operating revenue:
              United States...............         $70,786          $71,314           $210,269        $207,201
              Canada......................          12,623           13,900             38,971          40,279
              Mexico......................           4,825            5,279             14,469          12,290
                                                   -------          -------           --------        --------
                  Total ..................         $88,234          $90,493           $263,709        $259,770
                                                   =======          =======           ========        ========

         The Company's largest customer is DaimlerChrysler, which accounted for approximately 20% and 25% of the Company's total truckload revenue for the three months ended March 31, 2001 and 2000, respectively. The Company transports DaimlerChrysler original equipment automotive parts primarily between the United States and Mexico and DaimlerChrysler after-market replacement parts and accessories within the United States. The Company has two agreements with
DaimlerChrysler: (a) an agreement with the Chrysler division which expires in October 2003, and (b) an international contract with the Freightliner division, which expires in July 2001. The Chrysler division agreement accounted for approximately 19% and 23% of the Company's total truckload revenue for the three months ended March 31, 2001 and 2000, respectively. The Freightliner division contract accounted for approximately 1% and 2% of the Company's total truckload revenue for the three months ended March 31, 2001 and 2000, respectively. No other customer accounted for more than 5% of the Company's total revenue during any of its two most recent fiscal years.

                               CELADON GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 2001
                                   (UNAUDITED)


(3)      INCOME TAXES

         Effective income tax benefits for the nine months ended March 31, 2001 and 2000 were 32.2% and 40.6%, respectively. The reduced effective tax benefit for fiscal 2001 is primarily related to permanent tax differences and Mexican taxes being based on assets in lieu of income.

(4)      COMPREHENSIVE LOSS

         Total comprehensive loss was $(1.5) million and $(0.7) million for the three months ended March 31, 2001 and 2000, respectively. Total comprehensive loss was $(2.6) million and $(0.3) million for the nine months ended March 31, 2001 and 2000, respectively. The difference between the total comprehensive loss and net loss relates to the effect of foreign currency translation adjustments.

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

         The Company is a defendant in a lawsuit filed by Reliance National Indemnity Company ("Reliance") relating to two trucker's liability insurance policies. The Company disagrees with Reliance and intends to vigorously defend this lawsuit. Discovery has been commenced and the case which was originally filed in New Jersey has been transferred to Federal Court in Indianapolis, Indiana. While there can be no certainty as to the outcome, the Company believes that the ultimate resolution of this matter will not have a material adverse effect on its consolidated financial position or results of operations when settled .

         In June 1998, the Financial Accounting Standards Board issued
Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments Statements 137 and 138, in June 1999 and June 2000, respectively. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The adoption of Statement No. 133 on July 1, 2000 resulted in no cumulative effect adjustment in the statement of operations or other comprehensive income, as the Company had no derivatives outstanding on that date. Since October 1, 2000, the Company has entered into various derivative contracts to hedge fuel costs through June 2001. These contracts have been recorded at fair value on the balance sheet with the offset being recognized in the statement of operations. In connection with these activities, the Company recognized earnings of approximately $205 thousand for the quarter ended March 31, 2001 and $405 thousand for the nine months ended March 31, 2001.

                               CELADON GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 2001
                                   (UNAUDITED)



(6)      EARNINGS PER SHARE

         The following is a reconciliation of the numerators and demoninators used in computing earnings per share (in thousands except for per share amounts):


                                                                 FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                                         MARCH 31                            MARCH 31
                                                                         --------                            --------
                                                                   2001             2000              2001              2000
                                                                   ----             ----              ----              ----
Loss available to common shareholders ...................      $    (1,582)      $      (711)      $    (2,607)      $      (246)
                                                               ===========       ===========       ===========       ===========
Basic loss per share:
     Weighted - average number of common
       shares outstanding ...............................        7,541,909         7,777,390         7,685,100         7,775,301

     Basic loss per share ...............................      $     (0.21)      $     (0.09)      $     (0.34)      $     (0.03)
                                                               ===========       ===========       ===========       ===========
Diluted loss per share:
     Weighted - average number of common
       shares outstanding ...............................        7,541,909         7,777,390         7,685,100         7,775,301
     Effect of stock options and other incremental shares              ---               ---               ---               ---
                                                               -----------       -----------       -----------       -----------
     Weighted - average number of common shares
       outstanding-diluted ..............................        7,541,909         7,777,390         7,685,100         7,775,301
                                                               ===========       ===========       ===========       ===========

Diluted loss per share ..................................      $     (0.21)      $     (0.09)      $     (0.34)      $     (0.03)
                                                               ===========       ===========       ===========       ===========


     Diluted loss per share for the three months ended March 31, 2001 and 2000 does not include the anti-dilutive effect of 36 thousand and 175 thousand stock options and other incremental shares, respectively.

     Diluted loss per share for the nine months ended March 31, 2001 and 2000 does not include the anti-dilutive effect of 50 thousand and 65 thousand stock options and other incremental shares, respectively.

(7)       MORTGAGE DEBT

          In December 2000, the Company converted mortgage debt on 67 tractors to operating leases. The Company reduced debt by $5.3 million and net revenue equipment by $5.2 million in order to receive a more favorable interest rate on the financing of nearly 2% per annum. The income statement effect of this transaction was not material.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2000

         Revenue. Consolidated revenue decreased by $2.3 million, or 2.5% to $88.2 million for fiscal 2001 from $90.5 million for fiscal 2000. Decreased revenue was related to a decrease in demand, primarily relating to the automotive sector. In addition, revenue increased related to the Zipp Logistics dedicated warehousing operations for Cummins and Navistar. The number of tractors operated by the Company, including 976 owner-operated tractors, increased to 2,625 at March 31, 2001, compared to 2,501 including 941 owner-operated tractors, at March 31, 2000.

         Revenue includes $1.0 million in fiscal 2001 from TruckersB2B. The TruckersB2B revenue for the March 2001 quarter represents over $38 million in purchases made by its member companies through the TruckersB2B network. TruckersB2B now has over 300,000 member trucks enrolled and these member trucks were represented by more than 9,000 separate companies in the U.S. and Canada.

         Operating Income. Consolidated operating income decreased by $1.5 million, or 115%, to a loss of $(0.2) million in fiscal 2001 from $1.3 million in fiscal 2000. The decrease in operating income was a result of reduced truckload revenue, rent and purchased transportation, and the write-off of prepaid IPO costs related to TruckersB2B. The Company's operating ratio, which expresses operating expenses as a percentage of operating revenue, excluding TruckersB2B, increased from 97.8% in fiscal 2000 to 99.1% in fiscal 2001.

         In the March 2001 quarter, TruckersB2B recorded a $1.0 million operating loss primarily related to expensing IPO costs of approximately $800 thousand.

         Purchased transportation expenses increased due to increased logistics expense in relation to revenue for this type of transportation business.

         In addition, trailer costs have increased approximately $450 thousand related to replacing 48 foot trailers with 53 foot trailers. The Company added approximately 900 operating lease and short-term rental trailers in its fleet since the March 2000 quarter. The Company has also sold or terminated short-term leases on approximately 700 48-foot trailers since March 2000. A portion of the trailer cost increases are offset by a reduction in depreciation expense of owned trailers which were sold.

         Net Interest Expense. Net interest expense decreased by $0.1 million, or 4%, to $2.4 million in fiscal 2001 from $2.5 million in fiscal 2000. The decrease was the result of a decrease in interest rates under the Company's credit facilities and a reduction of capital lease obligation.

         Income Taxes. Benefit for income taxes was $0.8 million in fiscal 2001 as compared to a benefit of $0.4 million in fiscal 2000. The Company's effective tax rate was 34.5% in fiscal 2001 and 37.8% in fiscal 2000. The reduced tax rate for fiscal 2001 is primarily related to permanent tax differences and Mexican taxes being based on assets in lieu of income.

NINE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THE NINE MONTHS ENDED MARCH 31, 2000

         Revenue. Consolidated revenue increased by $3.9 million, or 1.5%, to $263.7 million for fiscal 2001 from $259.8 million for fiscal 2000. Higher revenue was related to an increase in rate per mile, primarily relating to fuel surcharges. In addition, revenue increased related to the Zipp Logistics dedicated warehousing operations for Cummins and Navistar and billings to customers for the Mexican portion of transportation. These increases were offset by a reduction in dispatch miles related to the demand of the automotive sector. The number of tractors operated by the Company, including 976 owner-operated tractors, increased to 2,625 at March 31, 2001, compared to 2,501, including 941 owner-operated tractors, at March 31, 2000.

         Revenue includes $3.2 million in fiscal 2001 from TruckersB2B. The TruckersB2B revenue for the nine months ended March 2001 represents over $84 million in purchases made by its member companies through the TruckersB2B network. TruckersB2B now has over 300,000 member trucks enrolled compared to 158,000 at June 30, 2000. At March 31, 2001, these member trucks were represented by more than 9,000 separate companies in the U.S. and Canada compared with more than 3,600 at June 30, 2000.

         Operating Income. Consolidated operating income decreased by $6.7 million, or 69.8%, to $2.9 million in fiscal 2001 from $9.6 million in fiscal 2000. The decrease in operating income was a result of reduced truckload revenue, increases in fuel costs, rent and purchased transportation, and TruckersB2B operating expenses. The Company's operating ratio, which expresses operating expenses as a percentage of operating revenue increased from 96.0% in fiscal 2000 to 98.2% in fiscal 2001, excluding TruckersB2B.

         In fiscal 2001, TruckersB2B recorded a $2.4 million operating loss primarily related to recognition of approximately $800 thousand of IPO expenses. TruckersB2B also recorded $389 thousand of non-cash member and vendor development expense related to issuing shares of TruckersB2B common stock at fair value to a strategic partner. The non-cash member and vendor development costs were offset by an increase in minority interest.

         In the truckload segment, the most significant cost increase was fuel expense. In fiscal 2001, fuel costs increases net of customer surcharges resulted in additional expense of approximately $1.6 million (pre-tax) or approximately $0.13 per share compared to prior year. Fuel costs rose at the pump approximately 27% and the Company instituted a fuel reimbursement to the owner-operators which increased expenses. This fuel reimbursement to the owner-operator is included in the net fuel cost increase described above. These increases were partially offset by fuel surcharges to our customers. In a market of escalating fuel prices, fuel surcharges lag fuel cost increases. The Company does not recover additional fuel expense related to deadhead mileage or idle time from customers in the form of fuel surcharges.

         Purchased transportation expenses increased due to increased logistics expense and Mexico purchased transportation. Expenses for logistics and Mexico purchased transportation increased in relation to revenue for these types of transportation businesses.

         In addition, trailer costs have increased approximately $1.6 million related to replacing 48-foot trailers with 53-foot trailers. The Company added approximately 900 operating lease and short-term rental trailers in its fleet since the March 2000 quarter. The Company has sold or terminated short-term leases on approximately 700 48-foot capital lease or owned trailers since March 2000. A portion of the trailer cost increases are offset by a reduction in depreciation expense of $0.6 million relating to the owned equipment which was sold.

         Net Interest Expense. Net interest expense increased by $0.7 million, or 10%, to $7.3 million in fiscal 2001 from $6.6 million in fiscal 2000. The increase was primarily the result of an increase in borrowings and an increase in interest rates under the Company's credit facilities through the first six months of the fiscal year.

         Income Taxes. Benefit for income taxes was $1.2 million in fiscal 2001 as compared to a benefit of $0.2 million in fiscal 2000. The Company's effective tax rate was 32.2% in fiscal 2001 and 40.6% in fiscal 2000. The reduced tax rate for fiscal 2001 is primarily related to permanent tax differences and Mexican taxes being based on assets in lieu of income.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary capital requirements in fiscal 2001 will be for the acquisition of revenue equipment and computer hardware and software. The Company finances its capital requirements from cash provided by operating activities, proceeds from the sale of revenue equipment, lease financing, and the Company's credit agreement.

         Net cash provided by operating activities increased to $9.5 million for fiscal 2001 from $2.0 million in fiscal 2000. The increase is attributable to an increase in depreciation and amortization offset by a decrease in accounts receivable other, pertaining to collection on equipment sales. In addition, in fiscal year 2000, there were large increases in trade receivables and prepaid expenses relating to the Zipp acquisition.

         Net cash provided by investing activities increased to $9.6 million for fiscal 2001 compared to $22.6 million used for investing activities in fiscal 2000. The increase is related to $24.9 million used to purchase Zipp in fiscal 2000 and an increase in proceeds from the sale of revenue equipment in fiscal 2001.

         As of March 31, 2001, the Company had on order revenue equipment representing an aggregate capital commitment of approximately $1.2 million. Management believes that there are presently adequate sources of secured equipment financing together with its existing credit facilities and cash flows from operations to support the Company's anticipated acquisitions.

         Net cash used for financing activities amounted to $18.9 million in fiscal 2001 compared to $20.8 million provided by financing activities in fiscal 2000. In fiscal 2000, the Company received additional proceeds from bank borrowings for the purchase of Zipp, whereas, in fiscal 2001 additional cash was used to pay off capital lease tracs.

         In August 1999, the Company completed a $60 million banking facility ("credit agreement") with ING (U.S.) Capital LLC. The arrangement includes a $30 million revolving loan and a $30 million term loan. In November 1999, the Company's credit agreement was increased by $5 million to $65 million. Interest is based, at the Company's option, upon either the bank's base rate plus a margin ranging from .5% to 2.0% or the London Interbank Offered Rate plus a margin ranging from 1.5% to 3.0% depending upon performance by the Company.

          Standby letters of credit, not reflected in the accompanying consolidated financial statements, aggregated approximately $1.3 million at March 31, 2001.

          At March 31, 2001, the Company had an aggregate of $57.7 million in capital lease financing at interest rates ranging from 5.3% to 8.0%, maturing at various dates through 2005. Of this amount, $15.6 million is due prior to March 31, 2002. The Company has historically met its capital investment requirements with a combination of internally generated funds, bank financing, equipment lease financing (both capitalized and operating) and the issuance of common stock.

          In December 2000, the Company converted mortgage debt on 67 tractors to operating leases. The Company reduced debt by $5.3 million and net revenue equipment by $5.2 million in order to receive a more favorable interest rate on the financing of nearly 2% per annum. The income statement effect of this transaction was not material.

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

                           PART II - OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON  FORM 8-K

   (a)   Exhibits

         Exhibit 10.26 Fifth Amendment Credit Agreement dated February 14, 2001 between the Company and Celadon Trucking Services, Inc. and ING (U.S.) Capital LLC.


   (b)   No Form 8-K was filed during the quarter ended March 31, 2001.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  CELADON GROUP, INC.
                                                     (Registrant)

                                                  /s/ Stephen Russell
                                                  -------------------
                                                    Stephen Russell
                                                Chief Executive Officer


                                                    /s/Paul A. Will
                                                    ---------------
                                                     Paul A. Will
                                                Chief Financial Officer



Date:    May 14, 2001