Form 10-K
period 2001-06-30
CELADON GROUP INC
filed 2001-09-28
CIK 865941

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     FOR THE ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM _________ TO _________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 26, 2001, the aggregate market value of the Common Stock ($0.033 par value) held by non-affiliates of the registrant (4,816,315 shares) was approximately $17,580,000 (based upon the closing price of such stock on September 26, 2001). The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant. The number of shares outstanding of the Common Stock of the registrant as of the close of business on September 26, 2001 was 7,539,642.

                       Documents Incorporated by Reference
Part III of Form 10-K - Portions of Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders

                               CELADON GROUP, INC
                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I

     ITEM 1.   Business....................................................... 3
     ITEM 2.   Properties..................................................... 9
     ITEM 3.   Legal Proceedings.............................................. 9
     ITEM 4.   Submission of Matters to a Vote of Security Holders............ 9


PART II

     ITEM 5.   Market for Registrant's Common Equity and Related
                 Stockholder Matters..........................................10
     ITEM 6.   Selected Financial Data........................................11
     ITEM 7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................12
     ITEM 7A.  Quantitative and Qualitative Disclosures About
                 Market Risk..................................................18
     ITEM 8.   Financial Statements and Supplementary Data....................18
     ITEM 9.   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure..........................47


PART III

     ITEM 10.  Directors and Executive Officers of the Registrant.............47
     ITEM 11.  Executive Compensation.........................................47
     ITEM 12.  Security Ownership of Certain Beneficial Owners
                 and Management...............................................47
     ITEM 13.  Certain Relationships and Related Transactions.................47


PART IV

     ITEM 14.  Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K.....................................Page 48


SIGNATURES...............................................................Page 51

                                     PART I



DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information in Items 1, 3, 7, 7A and 8 of this Form 10-K constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You can identify such statements by the fact that they do not relate strictly to historical or current facts. These statements use words such as "believe", "expect", "should" and "anticipate." Such information includes, without limitation, price and availability of diesel fuel, availability of an adequate number of qualified drivers, competitive factors including rate competition, unanticipated changes in laws, regulations, economic conditions, and weather conditions. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-K.

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

ITEM 1.   BUSINESS

THE COMPANY

     Celadon Group, Inc., was incorporated in 1986, in Delaware, primarily to provide trucking services for DaimlerChrysler Corporation ("DaimlerChrysler") to and from its Mexican assembly plants. Since that time, Celadon Group, Inc. (collectively, with its subsidiaries, the "Company") has grown into a leading van truckload company that specializes in providing and arranging door-to-door transport services from the United States and Canada to and from locations in Mexico. The Company also provides truckload services within the United States. The Company acquired the assets, and assumed certain liabilities of, Zipp Express, Inc. ("Zipp") in July 1999. In June 2001, the Company sold certain assets, including the owner operator and agent contracts of Cheetah Transportation, Inc. ("Cheetah"). Cheetah was a flatbed truckload carrier operating out of Mooresville, NC. The Company incurred a $3.7 million loss on the disposition of Cheetah, which include a non-cash charge of $3.2 million related to the net book value of goodwill and other intangible assets. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Recent Acquisitions."

     The Company is headquartered in Indianapolis, Indiana and maintains a regional network of eight terminals within the Ontario, Canada to Laredo, Texas corridor and four terminals within Mexico, which enables the Company to focus primarily on north-south trucking lanes. The Company currently operates a fleet of 2,368 tractors and 6,537 trailers.

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

INDUSTRY OVERVIEW

     The full truckload market is defined by the quantity of goods, generally over 10,000 pounds, shipped by a single customer and is divided into several segments by the type of trailer used to transport the goods. These segments include van, temperature-controlled, flatbed, and tank carriers. The Company participates in the North American van truckload market. The Company previously competed, to a lesser degree, in the flatbed market with Cheetah, which was sold in June 2001. The markets within the United States, Canada, and Mexico are fragmented, with many competitors.

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


OPERATIONS AND MARKETING

     The Company approaches its trucking operations as an integrated effort of marketing, customer service, and fleet management. The Company's customer service and marketing personnel emphasize both new account development and expanded service for current customers. Customer service representatives provide day-to-day contact with customers, while the sales force target freight that will increase lane density.

     The Company provides and arranges for long-haul, time sensitive, full truckload transport of goods between the United States and Canada and Mexico. Most international shipments are carried on through-trailer service on U.S. or Canadian trailers, Mexican carriers use the Company's trailers. As a result, the Company maintains an above average trailer-to-tractor ratio. The Company utilized 2,368 tractors (of which 693 were owner-operators) and 6,537 trailers as of June 30, 2001.

     The Company targets large service-sensitive customers with time-definite delivery requirements throughout the United States, Canada and Mexico. The Company's customers frequently ship in the north-south lanes (i.e. to and from locations in Mexico to and from locations in the Midwestern and Eastern United States and Eastern Canada). The sales and marketing personnel in the various offices work together to source northbound and southbound transport, in addition to drayage. The Company currently services in excess of 3,300 trucking customers. Service to these customers is enhanced by a high trailer-to-tractor ratio, state-of-the-art technology, well maintained, late-model tractors and trailers, and 24-hours a day, seven-days a week dispatch and reporting services. The principal types of freight transported include automotive parts, paper products, manufacturing parts, semi-finished products, textiles, appliances, retail and toys.

     The Company's largest customer is DaimlerChrysler, which accounted for approximately 20%, 24%, and 25% of the Company's total revenue for fiscal 2001, 2000, and 1999, respectively. The Company transports DaimlerChrysler original equipment automotive parts primarily between the United States and Mexico and DaimlerChrysler after-market replacement parts and accessories within the United States. The Company's most recent agreements with DaimlerChrysler are covered by two agreements: (a) an agreement for international freight with the Chrysler division, which expires in October 2003 and (b) an international contract with the Freightliner division, which expires in October 2001. The Chrysler division agreements accounted for approximately 19%, 22%, and 22% of the Company's total revenue for fiscal 2001, 2000, and 1999, respectively. The Freightliner division contract accounted for approximately 1% and 2% of the Company's total revenue for fiscal 2001 and 2000, respectively. No other customer accounted for more than 10% of the Company's total revenue during any of its three most recent fiscal years.

     The Company's TruckersB2B subsidiary provides discounted fuel, tires, and other products and services to small and medium-sized trucking companies through its website, www.truckersb2b.com. TruckersB2B provides small and medium-sized trucking company members with the ability to cut costs, and thereby compete more effectively and profitably with the larger fleets. As of June 30, 2001, TruckersB2B had approximately 9,400 members.

TECHNOLOGY

     The Company uses state-of-the-art technology for customer service, dispatch, equipment control, driver communications, electronic data interchange ("EDI") and administrative purposes. All tractors are equipped with Qualcomm mobile communication terminals, which allow information to be passed to and from the driver and the Company instantaneously. Customer order information, load tracking, and service performance are all monitored using the latest in mobile communication technology. As an extension of this data capture, customers can track their own shipments utilizing CelaTrac, an Internet based tracking system that the Company introduced in August 1998. The Company has implemented Logistics.com load optimization and drop and swap software modules to further enhance its service performance levels.

DRIVERS AND PERSONNEL

     At June 30, 2001, the Company employed 2,553 persons, of whom 1,738 were drivers, 181 were truck maintenance personnel and 634 were administrative personnel. None of the Company's drivers or other employees are represented by a union or a collective bargaining unit.

     Driver recruitment, retention, and satisfaction are essential components of the Company's success. Drivers are selected in accordance with specific guidelines, relating primarily to safety records, driving experience, and personal evaluations, including a physical examination and mandatory drug testing. The Company's drivers attend an orientation program and ongoing driver efficiency and safety programs. As of June 30, 2001, the average length of time that drivers had been employed by the Company was approximately 2.2 years.

     Owner-operators are independent contractors who are utilized through a contract with the Company to supply one or more tractors and drivers for Company use. Owner-operators must pay their own tractor expenses, fuel, maintenance and driver costs and must meet specified Company guidelines with respect to safety. As of June 30, 2001, there were 693 owner-operator tractors providing 29% of the Company's tractor capacity.


REVENUE EQUIPMENT

     The Company's equipment strategy is to utilize premium late-model tractors, maintain a high trailer-to-tractor ratio, actively manage equipment throughout its life cycle and employ a comprehensive service and maintenance program.

     The Company's fleet is comprised of tractors manufactured by Freightliner, Peterbilt and Volvo to the Company's specifications, which the Company believes helps attract and retain drivers and to minimize maintenance and repair costs.

     As of June 30, 2001, the average age of the Company's owned and leased tractors and trailers was approximately 2.0 years and 4.2 years, respectively. The Company utilizes a comprehensive maintenance program to minimize downtime and control its maintenance costs. Centralized purchasing of spare parts and tires, and centralized control of over-the-road repairs are also used to control costs. The Company generally replaces its tractors every four to five years, although it retains some older tractors for use on shorter haul routes (including drayage) where they can be utilized more economically. The Company further reduces exposure to declines in the resale value of the Company's equipment by entering into agreements with certain manufacturers providing for pre-established resale values upon trade-in of existing equipment.

     The following table shows by type and model year the Company's revenue equipment at June 30, 2001:

     Model Year                           Tractors          Trailers
     ----------                           --------          --------

     2002         .....................          2               ---
     2001         .....................        380               346
     2000         .....................        573               828
     1999         .....................        172             1,029
     1998         .....................        217               462
     1997         .....................        134               231
     1996         .....................        145             1,760
     1995         .....................         14             1,008
     1994         .....................          5               347
     1993         .....................         21               154
     Pre-1993     .....................         12               372
                                             -----             -----
     Total        .....................      1,675             6,537
                                             =====             =====


     The Company maintains a 2.8 to 1 trailer-to-tractor ratio (including van truckload owner-operator equipment) in order to provide availability in Mexico and to allow it to leave trailers with its high volume shippers to load and unload at their convenience. As of June 30, 2001, the Company had 111 tractors on order for delivery in fiscal 2002. Additional growth in the tractor and trailer fleet beyond the Company's existing orders will require additional sources of financing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

FUEL

     The Company purchases the majority of its fuel through a network of approximately 120 fuel stops throughout the United States and Canada. The Company has negotiated discounted pricing based on certain volume commitments with these fuel stops. Bulk fueling facilities are maintained in Indianapolis, Laredo and Kitchener, Ontario to further reduce fuel costs.

     Shortages of fuel, increases in fuel prices or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. The Company has continued to experience higher fuel costs over the past two years. The Company has recovered a portion of the increased cost from customers via the use of fuel surcharges. However, a portion of the fuel expense increase was not recovered during fiscal year 2001 and 2000. This is due to several factors: the base fuel price levels which determine when surcharges are collected, truck idling, empty miles between freight shipments, and out-of-route miles caused in part by driver home time needs. Company management continues to meet with customers to explain the significant impact of high fuel prices and to improve the amount and percentage of fuel surcharge reimbursement. However, the Company cannot predict whether high fuel price levels will continue in the future or the extent to which fuel surcharges will be collected to offset such increases. At June 30, 2001, the Company had no outstanding derivative financial instruments to reduce its exposure to fuel price fluctuations.

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

REGULATION

     The Company's operations are regulated and licensed by various U.S. federal and state, Canadian provincial and Mexican federal agencies. Interstate motor carrier operations are subject to safety requirements prescribed by the United States Department of Transportation. Such matters as weight and equipment dimensions are also subject to United States federal and state regulation and Canadian provincial regulations. The Company operates in the United States throughout the 48 contiguous states pursuant to operating authority granted by the Federal Highway Administration, in various Canadian provinces pursuant to operation authority granted by the Ministries of Transportation and Communications in such provinces, and within Mexico pursuant to operating authority granted by Secretaria de Communiciones y Transportes. To the extent that the Company conducts operation outside the United States, the Company is subject to the Foreign Corrupt Practices Act, which generally prohibits United States companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping otherwise obtaining favorable treatment.

CARGO LIABILITY, INSURANCE, AND LEGAL PROCEEDINGS

     The Company is a party to routine litigation incidental to its business, primarily involving claims for bodily injury or property damage incurred in the transportation of freight. The Company is responsible for the safe delivery of cargo. Since April 2000, the Company is responsible for liability claims up to $1 million, plus administrative expenses, for each occurrence involving personal injury or property damage. The Company is self insuring its physical damage losses and up to $150,000 for workers compensation losses and up to $100,000 for cargo claims. The Company maintains separate insurance in Mexico consisting of bodily injury and property damage coverage with acceptable deductibles. Management believes its uninsured exposure is reasonable for the transportation industry. Consequently, the Company does not believe that the litigation and claims experienced will have a material impact on the Company's financial position or results of operations.

ITEM 2.   PROPERTIES

     The Company operates an international network of fifteen terminal locations, including facilities in Laredo and El Paso, Texas, which are the two largest inland freight gateway cities between the United States and Mexico. Operating terminals are currently located in the following cities:

            United States                       Mexico             Canada
            -------------                       ------             ------
Baltimore, MD      Green Bay, WI              Guadalajara       Kitchener, ON
Denton, TX         Indianapolis, IN (2)       Mexico City
Detroit, MI        Laredo, TX (2)             Monterrey
El Paso, TX                                   Nuevo Laredo
                                              Tijuana

     Both the Laredo and Indianapolis facilities include administrative functions, lounge and sleeping facilities for drivers, parking, fuel and truck washing facilities. The Company's executive and administrative offices occupy four buildings located on 30 acres of property in Indianapolis, Indiana.

ITEM 3.   LEGAL PROCEEDINGS

     See discussion under "Cargo Liability, Insurance, and Legal Proceedings," and footnote 9 to the consolidated financial statements "Hedging Activities, Commitments, and Contingencies."


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2001.

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


           FISCAL 2000                                  HIGH           LOW
                                                        ----           ---

  Quarter ended September 30, 1999                     $ 9.13        $ 6.88

  Quarter ended December 31, 1999                      $ 9.88        $ 5.25

  Quarter ended March 31, 2000                         $33.00        $ 5.44

  Quarter ended June 30, 2000                          $27.75        $10.25


           FISCAL 2001

  Quarter ended September 30, 2000                     $15.25        $ 6.88

  Quarter ended December 31, 2000                      $ 8.00        $ 2.88

  Quarter ended March 31, 2001                         $ 8.68        $ 2.75

  Quarter ended June 30, 2001                          $ 5.27        $ 2.88


     On September 26, 2001, there were approximately 2,175 holders of the Company's Common Stock, and the closing price of the Company's Common Stock was $3.65.


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

                                                                            FISCAL YEAR ENDED JUNE 30,
                                                  --------------------------------------------------------------------------
                                                     2001              2000              1999          1998           1997
                                                     ----              ----              ----          ----           ----
                                                                       (IN THOUSANDS EXCEPT PER SHARE DATA)
Statement of Operations Data:
Operating revenue ...........................     $ 351,818         $ 351,569         $ 281,829     $ 229,928      $ 191,035

Operating income ............................         4,348 (3)         8,844 (2)        15,291        15,804         12,435

Interest expense net ........................         9,280             9,238             7,385         5,905          4,944
Other expense (income) ......................          (331)              256                85           (12)           (37)
Minority interest in subsidiary .............          (331)             (547)              ---           ---            ---
Loss on disposition of flatbed division .....         3,692               ---               ---           ---            ---
Loss on disposition of equipment ............           ---             3,266               ---           ---            ---
                                                  ---------         ---------         ---------     ---------      ---------
Income (loss) before income taxes ...........        (7,962)           (3,369)            7,821         9,911          7,528
  Provision for income taxes (benefit) ......        (2,626)           (1,328)            2,980         3,902          3,024
                                                  ---------         ---------         ---------     ---------      ---------
Net Income (loss) ...........................     $  (5,336)        $  (2,041)        $   4,841     $   6,009      $   4,504
                                                  =========         =========         =========     =========      =========
Diluted earnings (loss per share):
  Net income (loss) (1) .....................     $   (0.70)        $   (0.26)        $    0.62     $    0.78      $    0.59
                                                  =========         =========         =========     =========      =========
Average diluted shares outstanding ..........         7,649             7,777             7,784         7,752          7,660
Balance Sheet Data:
  Working capital ...........................     $  13,352         $  22,087         $  20,115     $  18,027      $  16,435
  Total assets ..............................       194,916           215,322           188,759       194,777        142,902
  Long-term debt ............................        77,026            92,659            71,580        82,843         54,361
  Stockholders' equity ......................        52,063            58,407            57,306        52,322         45,794

--------------------
(1) Calculation of diluted net income (loss) per common share for the 2001 and 2000 periods are anti-dilutive.
(2)  Includes operating loss of $4.7 million related to TruckersB2B.
(3) Includes expenses of $800,000 related to write-off of deferred IPO costs for TruckersB2B.

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

     During 2000, the Company added an Internet-based "business-to-business" membership program, TruckersB2B, to provide discounts on fuel, tires and other services to small and medium sized trucking companies.

SALE OF FLATBED DIVISION

     In June 2001, the Company sold certain assets and the owner operator and agent contracts of Cheetah Transportation, Inc. to American Trans Freight. Cheetah was a flatbed truckload carrier operating out of Mooresville, NC. The Company sold Cheetah for an undisclosed amount of cash. Cheetah, a flatbed, agent based Company, did not fit the rest of the Company's van truckload model. Therefore, the Company could not recognize many synergies with Cheetah as it can with the van truckload business. The Company recognized a $3.7 million loss on disposition which included a non-cash charge of $3.2 million related to the net book value of goodwill and other intangibles. Cheetah had approximately 300 owner operators and revenues of $27 million in fiscal 2001.


RECENT ACQUISITIONS

     Effective July 1, 1999, the Company acquired the assets and assumed certain liabilities of Zipp for approximately $26 million. The Company believes that Zipp has strengthened its position in the market between the U.S. and Mexico as well as within the Midwest region. Zipp was a major carrier to and from Mexico and also maintains a strong base of business in the Midwest. At the acquisition date, Zipp operated a relatively new fleet of approximately 270 tractors and 800 trailers. As a result of this acquisition and the integration of Zipp, the Company disposed of a group of its own older equipment and related items that were no longer required due to the acquired fleet having newer more fuel efficient equipment. The combined fleets resulted in operating efficiencies that allowed the Company to dispose of this excess equipment. The effect of upgrading the Company's fleet through this disposition resulted in a non-cash charge of approximately $3.3 million in fiscal 2000.

RESULTS OF OPERATIONS

     The following table includes certain information with respect to the operating expenses as a percentage of operating revenue of the Company for the years indicated.

                                                            FISCAL YEAR ENDED JUNE 30,
                                                           ----------------------------

                                                             2001      2000      1999
                                                             ----      ----      ----
Operating expenses as a percentage of operating revenue:
     Salaries, wages and employee benefits .............     27.3%     27.5%     27.0%
     Fuel ..............................................     11.3%     10.5%      9.5%
     Operating costs and supplies ......................      7.6%      7.7%      9.3%
     Insurance and claims ..............................      2.9%      2.7%      2.6%
     Depreciation and amortization .....................      4.4%      4.1%      4.7%
     Rent and purchased transportation .................     38.1%     37.8%     34.6%
     General, administrative, and selling expenses .....      2.7%      2.9%      3.0%
     Non-cash member and vendor development costs ......      0.1%      0.8%      ---
     Cost of goods sold ................................      0.8%      ---       ---
     Other operating expenses ..........................      3.6%      3.5%      3.9%
                                                             -----     -----     -----
         Total operating ratio .........................     98.8%     97.5%     94.6%
                                                             =====     =====     =====

     The operating ratio excluding TruckersB2B was 98.1% and 96.1% in fiscal 2001 and 2000, respectfully.



FISCAL YEAR ENDED JUNE 30, 2001 COMPARED WITH FISCAL YEAR ENDED JUNE 30, 2000

     REVENUE. Consolidated revenue increased by $0.2 million to $351.8 million for fiscal 2001 from $351.6 million for fiscal 2000. TruckersB2B revenue increased to $4.4 million in fiscal 2001 compared with $200 thousand in fiscal 2000. The TruckersB2B increase is related to a full operating year in fiscal 2001 compared to start-up in fiscal 2000. The billings related to the Mexican portion of transportation decreased for the year approximately $1.6 million. Beginning in the fourth quarter, Chrysler began to coordinate the Mexican portion of transportation causing a decline of $3.6 million compared to prior year fourth quarter. In addition, the Company had a reduction in dispatch miles related to the softening economy.

     OPERATING INCOME. Consolidated operating income decreased by $4.5 million, or 51%, to $4.3 million in fiscal 2001 from $8.8 million in fiscal 2000. The Company's operating ratio, which expresses operating expenses as a percentage of operating revenue increased from 97.5% in fiscal 2000 to 98.8% in fiscal 2001.

     The decrease in operating income and the increased operating ratio were attributable to an increase in fuel costs, net of fuel surcharges, of approximately $1.2 million, or $.16 (tax effected) per diluted common share. The Company has recovered a portion of the increased cost from customers via the use of fuel surcharges. However, a portion of the fuel expense increase was not recovered during fiscal year 2001. This is due to several factors: the base fuel price levels which determine when surcharges are collected, truck idling, empty miles between freight shipments, and out-of-route miles caused in part by driver home time needs. Company management continues to meet with customers to explain the significant impact of high fuel prices and to improve the amount and percentage of fuel surcharge reimbursement.

     Rent and purchased transportation expense increased as a result of owner-operator capacity growth in the van truckload division, and higher equipment costs, offset by a decreased use of independent Mexican carriers. In addition, depreciation expense and insurance costs increased slightly as a percentage of revenue.

     TruckersB2B had a $2.3 million operating loss for fiscal year 2001 compared to an operating loss of $4.7 million in fiscal 2000. In fiscal 2001, the operating loss included approximately $800 thousand of deferred IPO expenses and approximately $350 thousand of non-cash member and vendor development expense related to issuing shares of TruckersB2B common stock at fair value to a strategic partner. The remaining loss in fiscal 2001 was related to expenses incurred in salaries, advertising and other administrative costs. In the fourth quarter, TruckersB2B had a slight operating income and the Company expects this profitability to continue in fiscal 2002. The loss in fiscal 2000 included a non-cash charge of $2.8 million related to the fair value of shares of TruckersB2B common stock earned by its strategic partners. TruckersB2B also incurred $2.0 million of pre-tax operating losses for salaries, advertising, and other costs associated with the start-up of this business.

     LOSS ON DISPOSITION OF FLATBED DIVISION. In June 2001, the Company sold Cheetah for an undisclosed cash amount. The Company recognized a loss of $3.7 million, which included a non-cash charge of $3.2 million related to the net book value of goodwill and other intangibles.

     NET INTEREST EXPENSE. Net interest expense increased by $0.1 million, or 1.1%, to $9.3 million in fiscal 2001 from $9.2 million in fiscal 2000. The increase was the result of higher rates for the Company's existing variable rate credit facility, partially offset by reduced borrowings under capital leases.

     INCOME TAXES. Income taxes resulted in a benefit of $2.6 million in fiscal 2001, with an effective tax rate of 32.9%, compared to a benefit of $1.3 million, with an effective tax rate of 39.4%, in fiscal 2000. This change in income taxes is a result of the Company's increased pre-tax loss in fiscal 2001 compared to the pre-tax loss in fiscal 2000.

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

     NET INTEREST EXPENSE. Net interest expense increased by $1.8 million, or 24.3%, to $9.2 million in fiscal 2000 from $7.4 million in fiscal 1999. The increase was the result of higher borrowings under the Company's existing variable rate credit facility due to the Zipp acquisition, partially offset by reduced borrowings under capital leases.

     INCOME TAXES. Income taxes resulted in a benefit of $1.3 million, with an effective tax rate of 39.4%, in fiscal 2000 compared to an expense of $3.0 million in fiscal 1999, with an effective tax rate of 38.1%. This change in income taxes is a result of the Company's pre-tax loss in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated cash flow of $13.9 million, $10.3 million and $12.3 million from operating activities in fiscal 2001, 2000 and 1999, respectively. In fiscal 2001, the increase in cash flow relative to fiscal 2000 was due to decreases in trade receivables, other receivables, income tax recoverable and tires in service. These items were partially offset by increases in prepaid expenses and accounts payable and accrued expenses. Approximately $1.0 million of the decrease in trade receivables and $1.2 of increase in accounts payable and accrued expenses related to the disposition of Cheetah.

     The Company provided cash from investing activities of $9.6 million and $3.1 million in fiscal 2001 and 1999, respectively. This cash was provided by proceeds from sale of property and equipment offset by the purchase of new property and equipment. In fiscal 2000, the Company used $22.5 million for investing activities, primarily related to the purchase of Zipp.

     The Company used $23.1 million and $17.2 million for financing activities in fiscal 2001 and 1999, respectively. These uses were primarily for net bank borrowings, debt, capital lease obligations and treasury stock purchases. In fiscal 2000, the Company had cash provided by financing activities of $11.8 million. The proceeds from bank borrowings were $38.6 million, which included funds to purchase Zipp offset by net payments for bank borrowings, debt, and capital lease payments.

     The Company's primary capital requirements over the last three years have been funding the acquisition of equipment, the start-up of TruckersB2B and the Zipp acquisition. Capital expenditures (including the value of equipment procured under capital leases) totaled $23.3 million, $24.5 million, and $15.8 million in fiscal 2001, 2000 and 1999, respectively. The Company purchased $17.3 million, $13.2 million, and $8.1 million of revenue equipment under capitalized leases and debt financing in fiscal 2001, 2000 and 1999, respectively. The Company has historically met its capital investment requirements with a combination of internally generated funds, bank financing, equipment lease financing (both capitalized and operating) and the issuance of common stock.

     In August 1999, the Company completed a $60 million banking facility ("credit agreement") with ING (U.S.) Capital, LLC ("ING"). The arrangement includes a $30 million revolving loan and a $30 million term loan. In November 1999, the Company's credit agreement with ING was increased by $5 million to $65 million. The Company's credit agreement was amended to waive covenant violations. The amendment allowed the Company to remain in compliance with the terms and conditions of the credit agreement as of June 30, 2001.

     At June 30, 2001, $43.5 million of the Company's credit facility was utilized as outstanding borrowings and $1.3 million was utilized for standby letters of credit. The average balance outstanding during fiscal 2001 was $47.4 million and the highest balance outstanding was $60.0 million. The Company also has financed its capital requirements by obtaining lease financing on revenue equipment. At June 30, 2001, the Company had an aggregate of $55.3 million in capital lease financing at interest rates ranging from 5.4 % to 9.3%, maturing at various dates through 2007. Of this amount, $15.8 million is due prior to June 30, 2002.

     As of June 30, 2001, the Company had 111 tractors on order for delivery in fiscal 2002. A commitment for lease financing on these units has been obtained. Management believes that there are presently adequate sources of secured equipment financing together with its existing credit facilities and cash flow from operations to provide sufficient funds to meet the Company's anticipated working capital requirements. Additional growth in the tractor and trailer fleet beyond the Company's existing orders will require additional sources of financing.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement No. 142 ("FAS 142"), Goodwill and other Intangible Assets. Among other things, FAS 142 discontinues the amortization of goodwill and requires future periodic testing of goodwill for impairment. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001 (fiscal 2003 for the Company). Early application is permitted in the first quarter of fiscal 2002 for the Company.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments Statements 137 and 138, in June 1999 and June 2000, respectively. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The adoption of Statement No. 133 on July 1, 2000 resulted in no cumulative effect adjustment in the statement of operations or other comprehensive income, as the Company had no derivatives outstanding on that date. Since October 1, 2000, the Company has entered into various derivative contracts to hedge fuel costs through June 2001. In connection with these activities, the Company recognized earnings of approximately $405 thousand for fiscal 2001.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to various market risks, including changes in foreign currency exchange rates, interest rates, and fuel prices. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

     The Company is exposed to interest rate risk primarily from its Credit Agreement ("Credit Agreement") in which floating rates are based, at the Company's option, upon either the bank's base rate plus a margin ranging from
 .5% to 2.0% or the London Interbank Offered Rate plus a margin ranging from 1.5% to 3.0%, depending upon performance by the Company. A hypothetical 10% movement in interest rates would have an impact on net income of approximately $275 thousand. In the event of a change of such magnitude, management would likely consider actions to further mitigate its exposure to the change.

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

     See "Fuel" section of this Form 10-K for further discussion regarding market risks associated with changes in fuel prices.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See "Index to Consolidated Financial Statements," which is Item 14, and the consolidated financial statements and schedules included as a part of this Annual Report.

                               CELADON GROUP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS





                      Three years ended June 30, 2001 with
                         Report of Independent Auditors





                                    Contents




Report of Independent Auditors................................................20

Audited Consolidated Financial Statements:

   Consolidated Balance Sheets................................................21
   Consolidated Statements of Operations......................................22
   Consolidated Statements of Cash Flows......................................23
   Consolidated Statements of Stockholders' Equity............................24
   Notes to Consolidated Financial Statements.................................25

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders of Celadon Group, Inc.


     We have audited the accompanying consolidated balance sheets of Celadon Group, Inc. as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Celadon Group, Inc. at June 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                           /s/ ERNST & YOUNG LLP
                                           ---------------------


Indianapolis, Indiana
August 24, 2001

                               CELADON GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2001 AND 2000
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                              2001           2000
                                                                                              ----           ----
       A S S E T S

Current assets:
     Cash and cash equivalents .......................................................     $     794      $     360
     Trade receivables, net of allowance for doubtful accounts of $1,010
        and $786 in 2001 and 2000, respectively ......................................        49,911         53,521
     Accounts receivable -- other ....................................................         5,722          8,013
     Prepaid expenses and other current assets .......................................         9,015          8,280
     Tires in service ................................................................         4,455          4,747
     Income tax recoverable ..........................................................           597          1,639
     Deferred income taxes ...........................................................         1,768            802
                                                                                           ---------      ---------
          Total current assets .......................................................        72,262         77,362
Property and equipment ...............................................................       144,383        150,119
     Less accumulated depreciation and amortization ..................................        42,481         37,477
                                                                                           ---------      ---------
          Net property and equipment .................................................       101,902        112,642
Tires in service .....................................................................         2,182          2,569
Goodwill, net of accumulated amortization  of $3,942 and $2,439 in 2001
     and 2000, respectively ..........................................................        16,702         20,435
Other assets .........................................................................         1,868          2,314
                                                                                           ---------      ---------
          Total assets ...............................................................     $ 194,916      $ 215,322
                                                                                           =========      =========


       L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y

Current liabilities:
     Accounts payable ................................................................     $   4,793      $   5,669
     Accrued expenses ................................................................        25,898         26,819
     Bank borrowings and current maturities of long-term debt ........................        12,394          7,055
     Current maturities of capital lease obligations .................................        15,825         15,732
                                                                                           ---------      ---------
          Total current liabilities ..................................................        58,910         55,275
Long-term debt, net of current maturities ............................................        37,568         49,751
Capital lease obligations, net of current maturities .................................        39,458         42,908
Deferred income taxes ................................................................         6,892          8,862
Minority interest ....................................................................            25            119
Stockholders' equity:
   Preferred stock, $1.00 par value, authorized 179,985 shares; no shares issued and
     outstanding .....................................................................           ---            ---
   Common stock, $0.033 par value, authorized  12,000,000 shares; issued 7,789,764 and
     7,786,430 shares in 2001 and 2000, respectively .................................           257            257
   Additional paid-in capital ........................................................        59,923         60,113
   Retained earnings (deficit) .......................................................        (6,058)          (722)
   Accumulated other comprehensive loss ..............................................        (1,051)        (1,206)
   Treasury stock, at cost, 250,122 shares and 3,523 shares
     at June 30, 2001, and 2000, respectively ........................................        (1,008)           (35)
                                                                                           ---------      ---------
          Total stockholders' equity .................................................        52,063         58,407
                                                                                           ---------      ---------
          Total liabilities and stockholders' equity .................................     $ 194,916      $ 215,322
                                                                                           =========      =========

          See accompanying notes to consolidated financial statements.

                               CELADON GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 2001, 2000 AND 1999
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                               2001           2000           1999
                                                               ----           ----           ----
Operating revenue .....................................     $ 351,818      $ 351,569      $ 281,829

Operating expenses:
     Salaries, wages and employee benefits ............        95,956         96,775         76,183
     Fuel .............................................        39,818         36,934         26,738
     Operating costs and supplies .....................        26,756         26,930         26,266
     Insurance and claims .............................        10,104          9,588          7,166
     Depreciation and amortization ....................        15,409         14,521         13,161
     Rent and purchased transportation ................       134,094        132,751         97,366
     Cost of products and services sold ...............         2,697            ---            ---
     Professional and consulting fees .................         2,867          1,807          2,174
     Communications and utilities .....................         3,985          4,278          3,786
     Permits, licenses and taxes ......................         6,034          6,198          5,100
     General, administrative, and selling .............         9,408         10,176          8,598
     Non-cash member and vendor development costs .....           342          2,767            ---
                                                            ---------      ---------      ---------
        Total operating expenses ......................       347,470        342,725        266,538
                                                            ---------      ---------      ---------

Operating income ......................................         4,348          8,844         15,291

Other (income) expense:
     Interest income ..................................          (148)           (86)          (185)
     Interest expense .................................         9,428          9,324          7,570
     Other (income) expense, net ......................          (331)           256             85
     Minority interest in subsidiary loss .............          (331)          (547)           ---
     Loss on disposition of flatbed division ..........         3,692            ---            ---
     Loss on disposition of equipment .................           ---          3,266            ---
                                                            ---------      ---------      ---------
Income (loss) before income taxes .....................        (7,962)        (3,369)         7,821
Provision (benefit) for income taxes ..................        (2,626)        (1,328)         2,980
                                                            ---------      ---------      ---------
        Net income (loss) .............................     $  (5,336)     $  (2,041)     $   4,841
                                                            =========      =========      =========

Earnings (loss) per common share:
        Diluted earnings (loss) per share .............     $   (0.70)     $   (0.26)     $    0.62
        Basic earnings (loss) per share ...............     $   (0.70)     $   (0.26)     $    0.63
Average shares outstanding:
        Diluted .......................................         7,649          7,777          7,784
        Basic .........................................         7,649          7,777          7,739


          See accompanying notes to consolidated financial statements.

                               CELADON GROUP, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)


                                                                            2001          2000          1999
                                                                            ----          ----          ----
Cash flows from operating activities:
    Net income (loss) ..............................................     $ (5,336)     $ (2,041)     $  4,841
    Adjustments to reconcile net  income (loss) to net cash provided by operating activities:
       Depreciation and amortization ...............................       15,409        14,521        13,654
       Loss on disposition of equipment ............................          ---         3,266           ---
       Minority Interest ...........................................         (331)         (547)          ---
       Loss on disposition of flatbed division .....................        3,692           ---           ---
       Non-cash member and vendor development costs ................          342         2,767           ---
       Provision (benefit) for deferred income taxes ...............       (2,870)       (2,273)        1,332
       Provision for doubtful accounts .............................          754           494           716
       Changes in assets and liabilities:
           Trade receivables .......................................        1,870        (5,541)       (5,537)
           Accounts receivable -- other ............................        2,588        (2,581)         (954)
           Income tax recoverable ..................................          990        (1,537)        3,140
           Tires in service ........................................          679        (1,179)         (955)
           Prepaid expenses and other current  assets ..............         (757)          166        (1,348)
           Other assets ............................................          263          (390)          355
           Accounts payable and accrued expenses ...................       (3,371)        5,206        (2,951)
           Income taxes payable ....................................          ---           ---           (43)
                                                                         --------      --------      --------
           Net cash provided by operating activities ...............       13,922        10,331        12,250
Cash flows from investing activities:
       Purchase of property and equipment ..........................       (6,047)      (11,971)       (7,643)
       Proceeds from sale of property and equipment ................       15,746        14,405        10,772
       Purchase of business, net of cash acquired ..................          ---       (24,921)          ---
                                                                         --------      --------      --------
           Net cash provided by (used in) investing activities .....        9,699       (22,487)        3,129
Cash flows from financing activities:
       Purchase of common stock held in treasury ...................         (993)          ---          (103)
       Proceeds from issuance of common stock ......................           43           280           419
       Proceeds from issuances of common stock in subsidiary .......           20           788           ---
       Proceeds from bank borrowings and debt ......................        7,666        38,614         5,937
       Payments on bank borrowings and debt ........................      (10,093)      (14,691)       (6,513)
       Principal payments on capital lease obligations .............      (19,830)      (13,170)      (16,961)
                                                                         --------      --------      --------
           Net cash provided by (used in) financing activities .....      (23,187)       11,821       (17,221)
                                                                         --------      --------      --------
Increase (decrease) in cash and cash equivalents ...................          434          (335)       (1,842)
Cash and cash equivalents at beginning of year .....................          360           695         2,537
                                                                         --------      --------      --------
Cash and cash equivalents at end of year ...........................     $    794      $    360      $    695
                                                                         ========      ========      ========


          See accompanying notes to consolidated financial statements.

                               CELADON GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 2001, 2000 AND 1999
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                        COMMON                                           ACCUMULATED                   TOTAL
                                         STOCK               ADDITIONAL     RETAINED        OTHER       TREASURY       STOCK-
                                     NO. OF SHARES             PAID-IN      EARNINGS     COMPREHENSIVE   STOCK-        HOLDERS'
                                      OUTSTANDING   AMOUNT     CAPITAL      (DEFICIT)    INCOME/(LOSS)   COMMON        EQUITY
                                     -------------  ------   ----------     ---------    -------------  --------       -------

Balance at June 30, 1998               7,721,989    $  257   $   56,664    $   (3,522)   $     (475)   $     (602)   $   52,322

Net income                                   ---       ---          ---         4,841           ---           ---         4,841
Equity adjustments for foreign
  Currency translation                       ---       ---          ---           ---          (130)          ---          (130)
                                      ----------    ------   ----------    ----------    ----------    ----------    ----------
Comprehensive income (loss)                  ---       ---          ---         4,841          (130)          ---         4,711
Tax Benefits from stock options              ---       ---           43           ---           ---           ---            43
Treasury stock purchases                  (8,000)      ---          ---           ---           ---          (103)         (103)
Exercise of incentive stock options       37,668       ---          (28)          ---           ---           361           333
                                      ----------    ------   ----------    ----------    ----------    ----------    ----------
Balance at June 30, 1999               7,751,657       257       56,679         1,319          (605)         (344)       57,306

Net loss                                     ---       ---          ---        (2,041)          ---           ---        (2,041)
Equity adjustments for foreign
  Currency translation                        --       ---          ---           ---          (601)          ---          (601)
                                      ----------    ------   ----------    ----------    ----------    ----------    ----------
Comprehensive (loss)                         ---       ---          ---        (2,041)         (601)       (2,642)       (2,642)
Additional paid-in capital arising
  from subsidiary capital
  transaction                                ---       ---        3,428           ---           ---           ---         3,428
Tax benefits from stock options              ---       ---           35           ---           ---           ---            35
Exercise of incentive stock options       31,250       ---          (29)          ---           ---           309           280
                                      ----------    ------   ----------    ----------    ----------    ----------    ----------
Balance at June 30, 2000               7,782,907    $  257   $   60,113    $     (722)   $   (1,206)   $      (35)   $   58,407

Net loss                                     ---       ---          ---        (5,336)          ---           ---        (5,336)
Equity adjustments for foreign
  Currency translation                       ---       ---          ---           ---           155           ---           155
                                      ----------    ------   ----------    ----------    ----------    ----------    ----------
Comprehensive income (loss)                  ---       ---          ---        (5,336)          155           ---        (5,181)
Tax benefits from stock options              ---       ---           14           ---           ---           ---            14
Additional paid-in capital arising
  from subsidiary capital
  transaction                                ---       ---         (227)          ---           ---           ---          (227)
Treasury stock purchases                (248,600)      ---          ---           ---           ---          (993)         (993)
Exercise of incentive stock options        5,335       ---           23           ---           ---            20            43
                                      ----------    ------   ----------    ----------    ----------    ----------    ----------
Balance at June 30, 2001               7,539,642    $  257   $   59,923    $   (6,058)   $   (1,051)   $   (1,008)   $   52,063
                                      ==========    ======   ==========    ==========    ==========    ==========    ==========


                 See accompanying notes to financial statements.

                               CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     Celadon Group, Inc. (the "Company") through its subsidiaries, provides long-haul, full truckload services between the United States, Canada and Mexico. The Company's primary trucking subsidiaries are: Celadon Trucking Services, Inc. ("CTSI"), a U.S. based Company; Servicio de Transportation Jaguar, S.A. de C.V. ("Jaguar"), a Mexican based company; Gerth Transport ("Gerth"), a Canadian based company and Zipp Express, Inc. ("Zipp"), a U.S. based Company.

     TruckersB2B, Inc. ("TruckersB2B") is an internet based
"business-to-business" membership program, majority owned by Celadon E-Commerce, Inc., a wholly owned subsidiary of Celadon Group, Inc.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

     The consolidated financial statements include the accounts of Celadon Group, Inc. and its wholly and majority owned subsidiaries, all of which are wholly owned except for Jaguar and TruckersB2B in which the Company has a 75% and 80% interest, respectively. All significant intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise noted, all references to annual periods refer to the respective fiscal years ended June 30.

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

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2001



Revenue Recognition

     Trucking revenue and related direct cost are recognized when the freight is delivered by the Company.

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

Costs of Products and Services

     Cost of products and services represents the cost of the product or service purchased or used by the member. Cost of products and services is recognized in the period that TruckersB2B recognizes revenue for the respective product or service.

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

          Revenue and service equipment.............. 4 -12 years
          Furniture and office equipment............. 5 - 7 years
          Buildings.................................. 20 years
          Leasehold improvements..................... Lesser of life of lease or useful life of improvement

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2001



     Initial delivery costs relating to placing tractors and trailers in service, which are included in revenue and service equipment, are being amortized on a straight-line basis over the lives of the assets or in the case of leased equipment, over the respective lease term. The cost of maintenance and repairs, including tractor overhauls, is charged to expense as incurred.

Goodwill

     Goodwill reflects the excess of cost over net assets of businesses acquired and is being amortized by the straight-line method over 15-40 years. The carrying value of the goodwill is reviewed if the facts and circumstances suggest that it may be permanently impaired. Such review is based upon the undiscounted expected future operating cash flows derived from such businesses and, in the event such result is less than the carrying value of the goodwill, the carrying value of the goodwill is reduced to an amount that reflects the expected future benefit as determined based upon a discounted cash flow analysis.

Insurance Reserves

     Reserves for known claims and incurred but not reported claims up to specific policy limits are accrued based upon information provided by insurance adjusters. Such amounts are included in accrued expenses.

Advertising

     Advertising costs are expensed as incurred by the Company. Advertising expenses for fiscal 2001, 2000, and 1999 were approximately $1.6 million, $3.5 million, and $1.3 million respectively, and are included in salaries, wages and employee benefits and general, administrative, and selling expenses in the statement of operations.

Non-Cash Member and Vendor Development Costs

     Non-cash member and vendor development costs represents the fair value, at the measurement date, of TruckersB2B common stock issued to strategic partners in connection with the development of its member base and product and service offerings.

Income Taxes

     Deferred taxes are recognized for the future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting, based on enacted tax laws and rates. Federal income taxes are provided on the portion of the income of foreign subsidiaries that is expected to be remitted to the United States.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2001



Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to trade receivables are generally limited due to the Company's large number of customers and the diverse range of industries, which they represent. Accounts receivable balances due from DaimlerChrysler totaled $6.7 million, or 14%, of the gross trade receivables at June 30, 2001. The Company had no other significant concentrations of credit risk.

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

Financial Instruments

     The fair value of the Company's financial instruments, including cash and cash equivalents; accounts and notes receivable; accounts payable; and accrued liabilities approximate their carrying value due to their short term nature. The fair value of the Company's current and long-term bank borrowings also approximate as their interest rates fluctuate based upon current market conditions.

Reclassifications

     Certain reclassifications have been made to the 2000 and 1999 financial statements in order to conform to the 2001 presentation.

Recent Accounting Pronouncements

     In June 2001, the FASB issued Statement No. 142 ("FAS 142"), Goodwill and Other Intangible Assets. Among other things, FAS142 discontinues the amortization of goodwill and requires future periodic testing of goodwill for impairment. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001 (fiscal 2003 for the Company). Early application is permitted in the first quarter of fiscal 2002 for the Company.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2001


     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments Statements 137 and 138, in June 1999 and June 2000, respectively. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The adoption of Statement No. 133 on July 1, 2000 resulted in no cumulative effect adjustment in the statement of operations or other comprehensive income, as the Company had no derivatives outstanding on that date. Since October 1, 2000, the Company has entered into various derivative contracts to hedge fuel costs through June 2001. In connection with these activities, the Company recognized earnings of approximately $405 thousand for fiscal 2001.

(2)  ACQUISITIONS AND DIVESTITURES

     Effective July 1, 1999, the Company acquired the assets and assumed certain liabilities of Zipp for approximately $26 million. Zipp was a major carrier to and from Mexico and also maintains a strong base of business in the Midwest. At the acquisition date, Zipp operated a relatively new fleet of about 270 tractors and 800 trailers. The Company accounted for the transaction as a purchase and funded the acquisition using its line of credit. The allocation of the Zipp purchase price resulted in $10.1 million of goodwill to be amortized over a period of 15 years. The results of operations are included in consolidated results of operations beginning July 1, 1999.

     Assuming the transaction described above was consummated as of the beginning of the fiscal year ended June 30, 1999, and after giving effect to certain pro forma adjustments, the pro forma consolidated results of operations for the fiscal year ended June 30, 1999 would be as follows:

                                                             For the fiscal
                                                              year ended
                                                             June 30, 1999
                                                             -------------
                                           (Dollar amounts in thousands expect per share data)

     Operating revenue.....................                  $321,524
     Operating income......................                    19,733
     Net income............................                     6,258
     Net income per common share...........                      0.80


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

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2001



     In June 2001, the Company sold certain assets and the owner operator and agent contracts of Cheetah Transportation, Inc. ("Cheetah"), a wholly-owned subsidiary of the Company. Cheetah was a flatbed truckload carrier operating out of Mooresville, NC. The Company incurred a $3.7 million loss on the disposition of Cheetah which included a non-cash charge of $3.2 million related to the net book value of goodwill and other intangible assets.



(3)  PROPERTY, EQUIPMENT AND LEASES

Property, Equipment and Revenue Equipment Under Capital Leases

     Property and equipment consists of the following (in thousands):

                                                         2001         2000
                                                         ----         ----

        Revenue equipment owned ..................     $ 39,450     $ 42,150
        Revenue equipment under capital leases ...       88,202       92,774
        Furniture and office equipment ...........        5,616        4,806
        Land and buildings .......................        9,487        8,814
        Service equipment ........................          849          851
        Leasehold improvements ...................          779          724
                                                       --------     --------
                                                       $144,383     $150,119
                                                       ========     ========


     Included in accumulated depreciation was $21.5 million and $23.5 million in 2001 and 2000, respectively, related to revenue equipment under capital leases.

     Depreciation and amortization expense relating to property and equipment owned and revenue equipment under capital leases was $13.5 million in 2001, $14.2 million in 2000, $12.4 million in 1999.

Lease Obligations

     The Company leases certain revenue and service equipment under long-term lease agreements, payable in monthly installments with interest at rates ranging from 5.3% to 9.3% per annum, maturing at various dates through 2007.

     The Company leases warehouse and office space under noncancellable operating leases expiring at various dates through September 2016. Certain leases contain renewal options.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2001



     Future minimum lease payments relating to capital leases and to operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

     YEAR ENDED                                         CAPITAL      OPERATING
      JUNE 30                                            LEASES       LEASES
      -------                                            ------       ------

     2002 ...........................................   $ 19,330     $ 23,181
     2003 ...........................................     21,434       21,034
     2004 ...........................................     12,177       31,270
     2005 ...........................................      8,791       15,752
     2006 ...........................................        163        5,878
     Thereafter .....................................        370       13,603
                                                        --------     --------
          Total minimum lease payments ..............   $ 62,265     $110,718
                                                                     ========
     Less amounts representing interest .............      6,982
                                                        --------
     Present value of net minimum lease payments ....     55,283
     Less current maturities ........................     15,825
                                                        --------
          Non-current portion .......................   $ 39,458
                                                        ========

Total rental expense for operating leases is as follows (in thousands):

                                                                 2001       2000       1999
                                                                 ----       ----       ----
Revenue, service equipment and purchased transportation ....   $131,765   $130,412   $ 95,692
Office facilities and terminals ............................      2,329      2,339      1,674
                                                               --------   --------   --------
                                                               $134,094   $132,751   $ 97,366
                                                               ========   ========   ========

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2001


(4)  BANK BORROWINGS AND LONG-TERM DEBT

     The Company's outstanding borrowings consist of the following at June 30:

                                                                    2001        2000
                                                                    ----        ----
                                                                     (in thousands)
     Outstanding amounts under lines of credit (collateralized
       by certain trade receivables and revenue equipment) ...     $43,500     $47,715
     Other borrowings ........................................       6,462       9,091
                                                                   -------     -------
                                                                    49,962      56,806
     Less current maturities .................................      12,394       7,055
                                                                   -------     -------
       Non-current portion ...................................     $37,568     $49,751
                                                                   =======     =======

Lines of Credit

     In August 1999, the Company completed a $60 million banking facility ("credit agreement") with ING (U.S.) Capital LLC. The arrangement includes $30 million revolving loan and a $30 million term loan. In November 1999, the Company's credit agreement was increased by $5 million to $65 million. The Company's credit agreement was amended to waive covenant violations. The amendment allowed the Company to remain in compliance with the terms and conditions of the credit agreement as of June 30, 2001. The Company's credit agreement expires in August 2004 (fiscal 2005). Interest is based, at the Company's option, upon either the bank's base rate as defined in the credit agreement plus a margin ranging from .5% to 2.0% or the London Interbank Offered Rate plus a margin ranging from 1.5% to 3.0% depending upon performance by the Company. At June 30, 2001, the interest rate charged on outstanding borrowings was 7.1%. In addition, the Company pays a commitment fee of .5% on the unused portion of the credit agreement.

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

     Maturities of long-term debt, assuming the Company exercises the conversion feature within its credit agreement, for the years ending June 30 are as follows (in thousands):

          2002.....................................    $ 12,394
          2003.....................................       7,711
          2004.....................................       3,247
          2005.....................................      24,122
          2006.....................................         132
          Thereafter...............................       2,356
                                                       --------
                                                       $ 49,962
                                                       ========

     Other borrowings consist primarily of mortgage debt financing for equipment purchases.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2001



(5)  EMPLOYEE BENEFIT PLANS

401(k) Profit Sharing Plan

     The Company has a 401(k) profit sharing plan which permits U.S. employees of the Company to contribute up to 15% of their annual compensation, up to certain Internal Revenue Service limits, on a pre-tax basis. The contributions made by each employee are fully vested immediately and are not subject to forfeiture. The Company makes a matching contribution of 25% of the employee's contribution up to 5% of their annual compensation and may make additional discretionary contributions. The aggregate Company contribution may not exceed 5% of the employee's compensation. Employees vest in the Company's contribution to the plan at the rate of 20% per year from the date of contribution. Contributions made by the Company during 2001, 2000 and 1999 amounted to $220 thousand, $173 thousand and $117 thousand, respectively. No discretionary contributions were made during 2001, 2000 or 1999.

Employee Stock Purchase Plan

     The Company's Board of Directors authorized the sale of up to 250,000 shares of the Company's Common Stock under an employee purchase plan. The Board of Director's authorized the termination of this plan effective August 31, 2000. Under the terms of the plan, the common stock, which may be treasury shares or newly issued shares, could be purchased by the participant at a price equal to 85% of the fair market value of the shares as of the day of sale. There were approximately 227 active participants in the plan as of the plan close date. Participation in the plan was limited to employees who meet the eligibility requirements set forth in the plan, and executive officers of the Company could not participate. As of August 31, 2001, 90,647 shares had been purchased by employees under the Plan for an average price of $11.57 per share. The Company's contribution to the purchases made was approximately $10 thousand and $45 thousand in fiscal 2001 and fiscal 2000, respectively.

(6)  STOCK PLANS

Stock Options - Celadon Group, Inc.

     The Company has a Stock Option Plan ("Plan") which provides for the granting of stock options, stock appreciation rights and restricted stock awards to purchase not more than 1,050,000 shares of Common Stock, subject to adjustment under certain circumstances, to select management and key employees of the Company and its subsidiaries. The options have a three-year vesting period.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2001



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

     Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," requires presentation of pro forma net income and earnings per share as if the Company had accounted for its employee stock options granted subsequent to June 30, 1995 under the fair value method of that statement. Under SFAS No. 123, total compensation expense for stock-based awards of $1,605,000 and $773,000 in 2001 and 2000, respectively, on a pro forma basis, would have been reflected in income on a pretax basis. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period. Under the fair value method, the Company's net income (in thousands) and earnings per share would have been reduced as follows:

                                                     2001      2000
                                                     ----      ----
     Net income..............................        $972      $465
     Earnings per share......................         .13       .06

     The weighted-average per share fair value of the individual options granted during fiscal year 2001 and 2000 for Celadon is estimated as $3.35 and $8.91, respectively, on the date of grant.

     The fair values of Celadon option grants for both years were determined using a Black-Scholes option-pricing model with the following weighted average assumptions:

                                                     2001      2000
                                                     ----      ----
     Dividend yield..........................           0         0
     Volatility..............................       111.2%    100.2%
     Risk-free interest rate.................         4.7%      6.1%
     Forfeiture rate.........................        14.0%      5.4%
     Expected life...........................      7 years   7 years

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2001


Stock option activity for Celadon is summarized below:


                                           SHARES OF         WEIGHTED
                                         COMMON STOCK         AVERAGE
                                         ATTRIBUTABLE        EXERCISE
                                          TO OPTIONS     PRICE OF OPTIONS
                                          ----------     ----------------

     Unexercised at July 1, 1998            403,400           $12.48
     Granted                                 94,000            10.26
     Exercised                              (37,668)            8.83
     Forfeited                              (54,516)           13.21
                                           --------           ------

     Unexercised at June 30, 1999           405,216            12.21
     Granted                                250,500             9.48
     Exercised                               (6,350)           12.67
     Forfeited                             (110,466)           13.31
                                           --------           ------

     Unexercised at June 30, 2000           538,900            10.26
     Granted                                366,333             3.80
     Exercised                               (5,335)            8.00
     Forfeited                              (87,549)           10.21
                                           --------           ------

     Unexercised at June 30, 2001           812,349           $ 7.37
                                           ========           ======

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2001

     The following table summarizes information concerning outstanding and exercisable Celadon options at June 30, 2001:

                                    Options Outstanding           Options Exercisable
                                    -------------------           -------------------
                                 Weighted-
                                  Average         Weighted                      Weighted
 Range of                        Remaining        Average                       Average
 Exercise         Number        Contractual       Exercise         Number       Exercise
  Prices        Outstanding         Life           Price        Exercisable      Price
  ------        -----------         ----           -----        -----------      -----
  $0-$5           303,333           9.68           $3.53                 0          $0
  $5-$10          306,666           7.92            6.87           118,023        8.15
 $10-$15          165,350           8.44           12.12           142,357       12.50
 $15-$20           18,000           7.39           18.39            12,670       19.24
 $20-$25           14,000           8.70           21.01             4,669       21.01
 $25-$30            5,000           8.75           26.00             1,667       26.00

     Celadon stock options exercisable at June 30, 2001 and 2000 were 279,386 and 227,414, respectively.

Stock Options - TruckersB2B, Inc.

     On March 15, 2000, TruckersB2B, Celadon E-Commerce's majority owned subsidiary, adopted the 2000 Stock Option Plan ("2000 Plan"). Under the 2000 Plan, TruckersB2B is authorized to grant options for up to 1,000,000 shares of common stock to employees of TruckersB2B, Celadon, directors of TruckersB2B, and vendors. Options granted under the 2000 Plan are for periods not to exceed ten years and must be issued at prices not less than 100% of the fair market value of the stock on the date of grant. Incentive stock options granted to stockholders with greater than 10% ownership of the outstanding stock are for periods not to exceed five years. Options generally vest at a rate of 2% to 5% per month. In certain cases, a portion of the options vests immediately on the date of grant.

     TruckersB2B has elected to follow Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock options. Under APB No. 25, because the exercise price of TruckersB2B employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized for the options. Options granted to employees from February 9, 2000 to June 30, 2000 under the 2000 Plan resulted in the recognition of approximately $459,500 in deferred stock compensation expense in fiscal 2000. TruckersB2B also entered into a tire rebate agreement with Michelin North America, Inc. (Michelin), whereby TruckersB2B issued an option to Michelin to purchase TruckersB2B stock as consideration for entering into the agreement. Because Michelin has no contractual commitment to provide products and services over the term of the agreement, TruckersB2B recognized an additional $266,750 of expense related to this transaction in fiscal 2000.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2001



     The weighted-average per share fair value of the individual options granted is estimated as $.09 and $.67, on the date of the grant, during fiscal year 2001 and 2000 for TruckersB2B, respectively.

     The fair value of TruckersB2B option grants for 2001 and 2000 was determined using a Black-Scholes option-pricing model with the following weighted average assumptions:

                                                  2001         2000
                                                  ----         ----

     Dividend yield..........................        0            0
     Volatility..............................       .1%          .1%
     Risk-free interest rate.................      5.8%         6.5%
     Forfeiture rate.........................       17%           0%
     Expected life...........................   3 years      3 years


Stock option activity for TruckersB2B is summarized below:

                              Shares of Common Stock   Weighted Average Exercise
                             Attributable to Options        Price of Options
                             -----------------------        ----------------

Granted March 15, 2000 -
   June 30, 2000                     693,250                     $1.57
                                     -------
Unexercised at July 1, 2000          693,250                     $1.57
Granted                              152,000                     $0.57
Forfeited                            (96,500)                    $1.01
                                     -------
Unexercised at June 30, 2001         748,750                     $1.44
                                     =======


     The following table summarizes information concerning outstanding and exercisable TruckersB2B options at June 30, 2001:

                               Options Outstanding        Options Exercisable
                               -------------------        -------------------
                             Weighted-
                              Average       Weighted                   Weighted
Range of                     Remaining      Average                    Average
Exercise       Number       Contractual     Exercise       Number      Exercise
 Prices      Outstanding        Life         Price      Exercisable     Price
 ------      -----------        ----         -----      -----------     -----
 $0-$1         413,000          8.9          $0.87        102,750       $1.00
 $1-$15        335,750          8.8          $2.14        258,063       $2.42

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2001

Stockholder Rights Plan

     On June 28, 2000, the Company's Board of Directors approved a Stockholder Rights Plan whereby, on July 31, 2000, common stock purchase rights ("Rights") were distributed as a dividend at the rate of one Right for each share of the Company's common stock held as of the close of business on July 20, 2000. The Rights will expire on July 18, 2010. Under the plan, the Rights will be exercisable only if triggered by a person or group's acquisition of 15% or more of the Company's common stock. Each Right, other than Rights held by the acquiring person or group, would entitle its holder to purchase a specified number of the Company's common shares for 50% of their market value at that time.

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

     Unless a 15% acquisition has occurred, the Rights may be redeemed by the Company at any time prior to the termination date of the plan.

(7)  EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators used in computing earnings per share (in thousands):

                                                                     2001         2000         1999
                                                                     ----         ----         ----
Income (loss) available to common shareholders ...............     $(5,336)     $(2,041)     $ 4,841
                                                                   =======      =======      =======

Basic earnings (loss) per share:
     Weighted - average number of common
       shares outstanding ....................................       7,649        7,777        7,739
                                                                   =======      =======      =======
     Basic earnings (loss) per share .........................     $ (0.70)     $ (0.26)     $  0.63
                                                                   =======      =======      =======

Diluted earnings (loss) per share:
     Weighted-average number of common
       shares outstanding ....................................       7,649        7,777        7,739
     Effect of stock options and other incremental shares ....         ---          ---           45
                                                                   -------      -------      -------

     Weighted-average number of common shares
       outstanding-diluted ...................................       7,649        7,777        7,784
                                                                   =======      =======      =======

Diluted earnings (loss)  per share ...........................     $ (0.70)     $ (0.26)     $  0.62
                                                                   =======      =======      =======

     Diluted loss per share for fiscal year 2001 and 2000 does not include the anti-dilutive effect of 50 thousand and 113 thousand stock options and other incremental shares, respectively.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2001



(8)  RELATED PARTY TRANSACTIONS

     The Company, the Company's Chief Executive Officer (the "Company Executive"), and Hanseatic, a significant shareholder, were parties to a stockholders agreement, until termination on June 30, 2001. This agreement provided that, as long as Hanseatic or the Company Executive each beneficially own at least five percent of the outstanding shares of Common Stock, the Company would use its best efforts to ensure that one member of the Company's board of directors was a designee of Hanseatic and that another member of the Company's board of directors was a designee of the Company Executive. In addition, the Company Executive and Hanseatic had agreed to vote all shares of Common Stock owned by them in favor of the election of such nominees or, upon the death of the Company Executive, for the designee of the holder of a majority of the Company Executive's shares of Common Stock on the date of death.

     TruckersB2B sold 457,500 shares of its Class A common stock for $1 per share to two related parties. Hanseatic purchased 350,000 shares and Michael Miller, a Company board member, purchased 107,500 shares.


(9)  HEDGING ACTIVITIES, COMMITMENTS AND CONTINGENCIES

     The Company has outstanding commitments to purchase approximately $12.4 million of revenue equipment at June 30, 2001, which will be financed utilizing long-term lease agreements.

     Standby letters of credit, not reflected in the accompanying consolidated financial statements, aggregated approximately $1.3 million at June 30, 2001.

     The Company has employment and consulting agreements with various key employees providing for minimum combined annual compensation over the next three fiscal years ranging from $1.3 million in 2002 to $730 thousand in 2003 and $306 thousand in 2004.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2001




     There are various claims, lawsuits and pending actions against the Company and its subsidiaries in the normal course of the operations of its businesses. The Company believes many of these proceedings are covered in whole or in part by insurance and that none of these matters will have a material adverse effect on its consolidated financial position or results of operations in any given period.

     The Company has a lawsuit filed by Reliance National Indemnity Company ("Reliance") relating to one trucker's liability insurance policy. The Company disagrees with Reliance and intends to vigorously defend this lawsuit. This case is in the discovery phase and no trial date has been set. On May 29, 2001, Reliance was placed in rehabilitation by the Commonwealth of Pennsylvania and all activity on this case has been indefinitely stayed by the Federal Judge presiding over this case. While there can be no certainty as to the outcome, the Company believes that the ultimate resolution of this matter will not have a material adverse effect on its consolidated financial position or results of operations in any given period.

     The Company purchases the majority of its fuel through a network of approximately 120 fuel stops throughout the United States and Canada. The Company has negotiated discounted pricing based on certain volume commitments with these fuel stops. Bulk fueling facilities are maintained in Indianapolis, Laredo and Kitchener, Ontario to further reduce fuel costs.

     Shortages of fuel, increases in fuel prices or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. The Company cannot predict whether high fuel price levels will continue in the future or the extent to which fuel surcharges will be collected to offset such increases. During the years ended June 30, 2001, $405 thousand was recognized as income and in 1999, a loss of $996 thousand, was incurred, on futures contracts and commodity collar transactions were included in fuel expense. At June 30, 2001, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2001



     The Company is a party to routine litigation incidental to its business, primarily involving claims for bodily injury or property damage incurred in the transportation of freight. The Company is responsible for the safe delivery of cargo. Since April 2000, the Company is responsible for liability claims up to $1 million, plus administrative expenses, for each occurrence involving personal injury or property damage. The Company is self insuring its physical damage losses and up to $150,000 for workers compensation losses and up to $100,000 for cargo claims. The Company maintains separate insurance in Mexico consisting of bodily injury and property damage coverage with minimum deductibles. Management believes its uninsured exposure is reasonable for the transportation industry. Consequently, the Company does not believe that the litigation and claims experienced will have a material impact on the Company's financial position or results of operations.

     Between February 29, 2000 and April 11, 2000, TruckersB2B entered into two vendor agreements to provide transaction processing services and assist in the enrollment of members. Under the terms of these agreements, the vendors were entitled to earn up to 1,000,000 shares of TruckersB2B's Class A common stock in exchange for the enrollment of members in the TruckersB2B network of participating trucking companies, as stipulated in the agreements. As of June 30, 2001, 800,000 shares pursuant to these agreements were earned. These transactions were valued at the fair value of the underlying shares as of the date that the specified performance commitments had been met, and recognized as a non-cash member and vendor development cost in the statement of operations at that time. One vendor did not meet the threshold outlined in its agreement prior to December 31, 2000, therefore, TruckersB2B's obligation to issue the shares expired.

(10) INCOME TAXES

     The income tax provision (benefit) for operations in 2001, 2000 and 1999 consisted of the following (in thousands):

                                          2001         2000         1999
                                          ----         ----         ----
     Current:
         Federal ..................     $   ---      $   ---      $   ---
         State and local ..........         244          236          137
     Foreign ......................         ---          709        1,511
                                        -------      -------      -------
                                        $   244      $   945      $ 1,648
                                        -------      -------      -------
     Deferred:
         Federal ..................      (2,638)      (1,209)       1,209
         State and local ..........        (232)        (531)         123
                                        -------      -------      -------
                                         (2,870)      (2,273)       1,332
                                        -------      -------      -------
                                        $(2,626)     $(1,328)     $ 2,980
                                        =======      =======      =======

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2001


     No provision is made for U.S. federal income taxes on undistributed earnings of foreign subsidiaries of approximately $4.7 million at June 30, 2001, as management intends to permanently reinvest such earnings in the Company's operations in the respective foreign countries where earned. Included in the consolidated loss before income taxes a loss of approximately $642 thousand generated from foreign operations in fiscal 2001.

     The Company's effective tax rate differs from the statutory federal tax rate as follows:

                                                   2001        2000        1999
                                                   ----        ----        ----

     Statutory federal tax rate .............     35.00%      35.00%      35.00%
     State taxes, net of federal benefit ....     (0.10)       5.78        2.19
     Non-deductible expenses ................     (3.84)      (7.77)       1.04
     Other, net .............................      1.92        6.41        (.13)
                                                  -----       -----       -----
           Effective tax rate ...............     32.98%      39.42%      38.10%
                                                  =====       =====       =====

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2001 and 2000 consisted of the following (in thousands):

                                                            2001         2000
                                                            ----         ----
  Deferred tax assets:
     Allowance for doubtful accounts ..................   $    281     $    190
     Insurance reserves ...............................      1,262          907
     Net operating loss carryforwards .................      4,058        1,852
     Alternative minimum tax credit carryforward ......        628          628
     Other ............................................        586            6
                                                          --------     --------
           Total deferred tax assets ..................   $  6,815     $  3,583
                                                          ========     ========

  Deferred tax liabilities:
     Property and equipment ...........................   $ (4,646)    $ (5,943)
     Capital leases ...................................     (4,264)      (3,951)
     Deferred gain ....................................     (1,086)      (1,086)
     Other ............................................     (1,943)        (663)
                                                          --------     --------
           Total deferred tax liabilities .............   $(11,939)    $(11,643)
                                                          ========     ========

Net current deferred tax assets .......................   $  1,768     $    802
Net noncurrent deferred tax liabilities ...............     (6,892)      (8,862)
                                                          --------     --------
           Total net deferred tax liabilities .........   $ (5,124)    $ (8,060)
                                                          ========     ========

     As of June 30, 2001, the Company had approximately $11.1 million of net operating loss carryforwards with expiration dates beginning in 2015.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2001



(11) SUPPLEMENTAL CASH FLOW INFORMATION

     In 2001, 2000 and 1999, capital lease obligations and debt financing in the amount of $17.3 million, $13.2 million and $8.1 million, respectively, were incurred in connection with the purchase of, or option to purchase, revenue equipment and tires in service.

     For 2001, 2000 and 1999, the Company made interest payments of $9.6 million, $9.7 million and $7.4 million, respectively.

     For 2001, 2000 and 1999, the Company made income tax payments of $0.4 million, $1.7 million, and $1.1 million, respectively.

(12) SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

     The Company operates in two segments, transportation and e-commerce. The Company generates revenue, in the transportation segment, providing truckload hauling services through its subsidiaries, CTSI, Jaguar, Gerth, Zipp and formerly Cheetah. The Company began providing certain services over the internet through its e-commerce subsidiary, TruckersB2B, in the last half of fiscal year 2000. The e-commerce segment generates revenue by providing discounted fuel, tires, and other products and services to small and medium-sized trucking companies. The Company evaluates the performance of its operating segments based on operating income (loss). As the e-commerce segment began in fiscal year 2000, there is no reportable information for this segment for fiscal year 1999. (See next page for chart)

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2001


                                                                      FISCAL YEAR ENDED
                                                                           JUNE 30,
                                                                           --------
                                                                    (DOLLARS IN THOUSANDS)

                                                               2001          2000          1999
                                                               ----          ----          ----
Operating revenues
     Transportation ....................................      347,390       351,357       281,829
     E-commerce ........................................        4,428           212           ---
                                                             --------      --------      --------
                                                              351,818       351,569       281,829
Operating income (loss)
     Transportation ....................................        6,644        13,529        15,291
     E-commerce ........................................       (2,296)       (4,685)          ---
                                                             --------      --------      --------
                                                                4,348         8,844        15,291

Depreciation and amortization
     Transportation ....................................       15,352        14,511        13,161
     E-commerce ........................................           57            10           ---
                                                             --------      --------      --------
                                                               15,409        14,521        13,161
Interest income
     Transportation ....................................          148            86           185

Interest expense
     Transportation ....................................        9,311         9,324         7,570
     E-commerce ........................................          117           ---           ---
                                                             --------      --------      --------
                                                                9,428         9,324         7,570
Income (loss) before taxes
     Transportation ....................................       (5,894)          769         7,821
     E-commerce ........................................       (2,068)       (4,138)          ---
                                                             --------      --------      --------
                                                               (7,962)       (3,369)        7,821
Total assets
     Transportation ....................................      193,574       214,318
     E-commerce ........................................        1,342         1,004
                                                             --------      --------
                                                              194,916       215,322

Special charges included in segment profit loss
     Loss on flatbed division (Transportation) .........       (3,692)          ---           ---
     Loss on disposition equipment (Transportation) ....          ---        (3,266)          ---
     Transaction expenses for attempted merger
       (Transportation) ................................          ---           ---        (1,200)
     Non-cash member costs (E-commerce) ................         (342)       (2,767)          ---
     Write-off IPO costs (E-commerce) ..................         (800)          ---           ---

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2001



     Information as to the Company's operations by geographic area is summarized below (in thousands):

                                     2001         2000         1999
                                     ----         ----         ----

Operating revenue:
       United States .........     $281,032     $280,575     $221,937
       Canada ................       51,296       54,528       49,798
       Mexico ................       19,490       16,466       10,094
                                   --------     --------     --------
              Total ..........     $351,818     $351,569     $281,829
                                   ========     ========     ========

Long lived assets:
       United States .........     $ 85,997     $ 96,623     $ 94,334
       Canada ................       12,770       12,576       10,450
       Mexico ................        3,135        3,443        2,800
                                   --------     --------     --------
              Total ..........     $101,902     $112,642     $107,584
                                   ========     ========     ========


     The Company's largest customer is DaimlerChrysler, which accounted for approximately 20%, 24%, and 25% of the Company's total revenue for fiscal 2001, 2000, and 1999, respectively. The Company transports DaimlerChrysler original equipment automotive parts primarily between the United States and Mexico and DaimlerChrysler after-market replacement parts and accessories within the United States. The Company's most recent agreements with DaimlerChrysler are covered by two agreements: (a) an agreement for international freight with the Chrysler division, which expires in October 2003 and (b) an international contract with the Freightliner division, which expires in October 2001. The Chrysler division agreements accounted for approximately 19%, 22%, and 22% of the Company's total revenue for fiscal 2001, 2000, and 1999, respectively. The Freightliner division contract accounted for approximately 1% and 2% of the Company's total revenue for fiscal 2001 and 2000, respectively. No other customer accounted for more than 10% of the Company's total revenue during any of its three most recent fiscal years.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2001



(13) SELECTED QUARTERLY DATA (UNAUDITED)

Summarized quarterly data for fiscal 2001 and 2000 follows (in thousands except per share amounts):

                                                              FISCAL YEAR 2001
                                             1ST QTR.       2ND QTR.     3RD QTR.      4TH QTR.
                                             --------------------------------------------------
Operating revenues .....................     $ 88,427      $ 87,048      $ 88,234      $ 88,109
Operating expenses .....................       86,678        85,754        88,390        86,648
                                             --------      --------      --------      --------

Operating income (loss) ................        1,749         1,294          (156)        1,461
Other expense ..........................        2,344         2,132         2,258         5,576
                                             --------      --------      --------      --------

Loss before taxes ......................         (595)         (838)       (2,414)       (4,115)
Income taxes benefit ...................         (125)         (283)         (832)       (1,386)
                                             --------      --------      --------      --------

Net loss ...............................     $   (470)     $   (555)     $ (1,582)     $ (2,729)
                                             ========      ========      ========      ========

Basic loss per share ...................     $  (0.06)     $  (0.07)     $  (0.21)     $  (0.36)
                                             ========      ========      ========      ========

Diluted loss per share .................     $  (0.06)     $  (0.07)     $  (0.21)     $  (0.36)
                                             ========      ========      ========      ========


                                                              FISCAL YEAR 2000
                                             1ST QTR.       2ND QTR.     3RD QTR.      4TH QTR.
                                             --------------------------------------------------
Operating revenues .....................     $ 82,665      $ 86,612      $ 90,493      $ 91,799
Operating expenses .....................       78,250        82,714        89,219        92,542
                                             --------      --------      --------      --------

Operating income (loss) ................        4,415         3,898         1,274          (743)
Other expense ..........................        5,357         2,226         2,418         2,212
                                             --------      --------      --------      --------

Income (loss) before taxes .............         (942)        1,672        (1,144)       (2,955)
Income taxes (benefit) .................         (353)          619          (433)       (1,161)
                                             --------      --------      --------      --------

Net income (loss) ......................     $   (589)     $  1,053      $   (711)     $ (1,794)
                                             ========      ========      ========      ========

Basic earnings (loss) per share ........     $  (0.08)     $   0.14      $  (0.09)     $  (0.23)
                                             ========      ========      ========      ========

Diluted earnings (loss) per share ......     $  (0.08)     $   0.14      $  (0.09)     $  (0.23)
                                             ========      ========      ========      ========


The effect of stock options for the quarters with net losses is antidilutive because of the net loss. In these cases, the diluted per share amounts equal the basic per share amounts.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2001



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     There were no changes in or disagreements with accountants on accounting or financial disclosures within the last three fiscal years.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to the Company's definitive Proxy Statement to be filed in connection with the 2001 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference to the Company's definitive Proxy Statement to be filed in connection with the 2001 Annual Meeting of Stockholders.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to the Company's definitive Proxy Statement to be filed in connection with the 2001 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to the Company's definitive Proxy Statement to be filed in connection with the 2001 Annual Meeting of Stockholders.

                                     PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


                                                                           PAGE NUMBER OF
                                                                            ANNUAL REPORT
                                                                            ON FORM 10-K
                                                                            ------------
LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

     (1)  FINANCIAL STATEMENTS

Report of Independent Auditors                                                    20

Consolidated Balance Sheets as of June 30, 2001 and 2000                          21

Consolidated Statements of Operations for each of the years
     ended June 30, 2001, 2000 and 1999                                           22

Consolidated Statements of Cash Flows for each of the years
     ended June 30, 2001, 2000 and 1999                                           23

Consolidated Statements of Stockholders' Equity for each of
     the years ended June 30, 2001, 2000 and 1999                                 24

Notes to Consolidated Financial Statements                                        25

     (2)  FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements Schedules as of and for each of the years ended June 30, 2001, 2000 and 1999:

     Schedule II  Valuation and Qualifying Accounts                               52

All other Financial Statements Schedules have been omitted because they are not required or are not applicable.

(3)  EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K).

  3.1-- Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 of Form S-1 filed January 20, 1994 (No. 33-72128).
  3.2-- Certificate of Amendment of Certificate of Incorporation dated February 2, 1995 decreasing aggregate number of authorized shares to 12,179,985. Incorporated by reference to Exhibit 3.2 of Form 10-K filed November 30, 1995.
  3.3--   Certificate of Designation
  3.4-- By-laws of the Company. Incorporated by reference to Exhibit 3.2 of Form S-1 filed January 20, 1994 (No. 33-72128).
 10.1-- 1994 Stock Option Plan of the Company. Incorporated by reference to Exhibit B to the Company's Proxy Statement filed October 17, 1997.
 10.2-- 401(k) Profit Sharing Plan of the Company. Incorporated by reference to Exhibit 10.4 of Form S-1 filed January 20, 1994 (No. 33-72128).
*10.3-- Motor Carrier Transportation Agreement, dated February 1, 1987, between Chrysler Motors Corporation and the Trucking Division, as amended. Incorporated by reference to Exhibit 10.8 of Form 10-Q filed November 14, 1996.
 10.4-- Motor Carrier Transportation Agreement, effective as of October 1, 1993, between Chrysler Motors Corporation and Celadon Trucking Services, Inc., as amended. Incorporated by reference to Exhibit 10.9 of Form 10-K filed October 14, 1994.
 10.5-- Registration Rights Agreement, dated April 7, 1988, between Citicorp Venture Capital, Ltd. and the Company. Incorporated by reference to
          Exhibit 10.24 of Form S-1 filed January 20, 1994 (No. 33-72128).
 10.6-- Stockholders' Agreement, dated April 7, 1988, among Citicorp Venture Capital, Ltd., the Company, and the Stockholders set forth on Schedule I thereto. Incorporated by reference to Exhibit 10.25 of Form S-1 filed January 20, 1994 (No. 33-72128).
 10.7-- Registration Rights Agreement, dated October 8, 1992, between the Company and Hanseatic Corporation. Incorporated by reference to
          Exhibit 10.30 of Form S-1 filed January 20, 1994 (No. 33-72128).
 10.8-- Stockholders' Agreement, dated October 8, 1992, among the Company, Stephen Russell, Leonard Bennett, and Hanseatic Corporation. Incorporated by reference to Exhibit 10.31 of Form S-1 filed January 20, 1994 (No. 33-72128).
 10.9-- Joint Venture Operating Agreement, effective as of September 1, 1993, between the Company and Grupo Hercel, S.A. de C.V. Incorporated by reference to Exhibit 10.35 of Form S-1 filed January 20, 1994 (No. 33-72128).
 10.10-- Employment Agreement between the Company and Stephen Russell. Incorporated by reference to Exhibit 10.43 of Form S-1 filed January 20, 1994 (No. 33-72128).
 10.11-- Partnership Agreement dated August 24, 1994, between Randy International, Ltd. and Jacky Maeder, Ltd. Incorporated by reference to Exhibit 10.30 of Form 10-K filed October 13, 1994.
 10.12-- Non-Qualified Stock Option Agreement dated May 13, 1994, between Celadon Group, Inc. and Norman Greif. Incorporated by reference to
          Exhibit 10.32 of Form 10-K filed October 13, 1994.
 10.13-- Amendment dated July 3, 1996 to Stockholders Agreement dated October 8, 1992 between Leonard R. Bennett, Stephen Russell, Hanseatic Corporation and the Company. Incorporated by reference to Exhibit
          10.43 of Form 10-Q filed November 14, 1996.
 10.14-- 401 Profit Sharing Plan and Adoption Agreement of the Company. Incorporated by reference to Exhibit 10.45 of Form 10-Q filed February 12, 1997.

 10.15-- Amendment dated February 12, 1997 to Employment Agreement dated January 21, 1994 between the Company and Stephen Russell. Incorporated by reference to Exhibit 10.50 of Form 10-K filed September 12, 1997.
 10.16-- Celadon Group, Inc. Non-Employee Director Stock Option Plan. Incorporated by reference to Exhibit A to the Company's Proxy Statement filed October 17, 1997.
 10.17-- Amendment No. 2 dated August 1, 1997 to Employment Agreement dated January 21, 1994 between the Company and Stephen Russell. Incorporated by reference to Exhibit 10.55 of Form 10-Q filed February 11, 1998.
 10.18-- Employment Agreement dated October 30, 1997 between Michael Archual and CTSI. Incorporated by reference to Exhibit 10.56 of Form 10-K filed September 25, 1998.
 10.19-- Amendment No. 1 dated June 28, 1998 to Employment Agreement between CTSI and Michael Archual. Incorporated by reference to Exhibit 10.59 of Form 10-K filed September 25, 1998.
 10.20-- $60,000,000 Credit Agreement dated August 11, 1999 among the Company, and Celadon Trucking Services, Inc., and ING (U.S.) Capital LLC. Incorporated by reference to Exhibit 10.61 of Form 10-Q filed November 15, 1999.
 10.21-- $5,000,000 First Amendment Credit Agreement dated November 5, 1999 among the Company, and Celadon Trucking Services, Inc. and ING (U.S.) Capital LLC. Incorporated by reference to Exhibit 10.62 of Form 10-Q filed February 14, 2000.
 10.22-- Second Amendment Credit Agreement dated February 17, 2000 between the Company and Celadon Trucking Services, Inc. and ING (U.S.) Capital LLC.
 10.23-- Third Amendment Credit Agreement dated May 11, 2000 between the Company and Celadon Trucking Services, Inc. and ING (U.S.) Capital LLC.
 10.24-- $2,000,000 Fourth Amendment Credit Agreement dated September 6, 2000 between the Company and Celadon Trucking Services, Inc. and ING (U.S.) Capital LLC.
 10.25--  Stockholder Rights Plan for the Company Incorporated by reference to
          Exhibit 4.1 of Form 8-A filed July 20, 2000.
 10.26-- Fifth Amendment Credit Agreement dated February 14, 2001 between the Company and Celadon Trucking Services, Inc. and ING (U.S.) Capital LLC.
 10.27-- Sixth Amendment Credit Agreement dated May 14, 2001 between the Company and Celadon Trucking Services, Inc. and ING (U.S.) Capital LLC.
 21--     Subsidiaries.
 23--     Consent of Ernst & Young LLP

-----------------------
*Confidential treatment for portions of this Exhibit has been granted pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

(4)  REPORTS ON FORM  8-K.
        No Current Reports on Form 8-K were filed during the three months ended June 30, 2001.

(5)  EXHIBITS.
        The exhibits required to be filed with this Annual Report on Form-10-K pursuant to Item 601 of Regulation S-K are listed under "Exhibits" in
        Part IV, Item 14(a)(3) of this Annual Report on Form 10-K, and are incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this September 28, 2001

                                    Celadon Group, Inc.

                                    By:         /s/ Stephen Russell
                                        ----------------------------------------
                                                    STEPHEN RUSSELL
                                           CHAIRMAN OF THE BOARD, PRESIDENT
                                              AND CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                               TITLE                                DATE
          ---------                               -----                                ----
    /s/ Stephen Russell            Chairman of the Board, President             September 28, 2001
--------------------------         and Chief Executive Officer (Principal
       (STEPHEN RUSSELL)           Executive Officer)

     /s/ Paul A. Will              Vice President, Chief Financial Officer      September 28, 2001
--------------------------         (Principal Accounting Officer)
        (PAUL A. WILL)

     /s/ Roger Burbage             Vice President, Secretary and Treasurer      September 28, 2001
--------------------------         (Principal Financial Officer)
        (ROGER BURBAGE)

  /s/ Paul A. Biddelman            Director                                     September 28, 2001
--------------------------
     (PAUL A. BIDDELMAN)

    /s/ Michael Miller             Director                                     September 28, 2001
--------------------------
       (MICHAEL MILLER)

   /s/ Anthony Heyworth            Director                                     September 28, 2001
--------------------------
      (ANTHONY HEYWORTH)

      /s/ John Kines               Director                                     September 28, 2001
--------------------------
         (JOHN KINES)

                                   SCHEDULE II

                               CELADON GROUP, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JUNE 30, 2001, 2000, AND 1999


                                   Balance at     Charged to                                    Balance at
                                   Beginning      Costs and     Other                           End of
Description                        of Period      Expenses      Additions     Deductions        Period
-----------                        ---------      --------      ---------     ----------        ------
YEAR ENDED JUNE 30, 1999:

     Allowance for doubtful
       accounts                    $  528,245     $  716,073          ---     $  456,130 (a)    $  788,188
                                   ==========     ==========     ========     ==========        ==========
     Reserves for claims
       payable as self insurer     $1,984,248     $2,666,551          ---     $3,626,479 (b)    $1,024,320
                                   ==========     ==========     ========     ==========        ==========

YEAR ENDED JUNE 30, 2000:

     Allowance for doubtful
       accounts                    $  788,188     $  493,621          ---     $  495,389 (a)    $  786,420
                                   ==========     ==========     ========     ==========        ==========
     Reserves for claims
       payable as self insurer     $1,024,320     $3,856,668          ---     $2,689,773 (b)    $2,191,215
                                   ==========     ==========     ========     ==========        ==========

YEAR ENDED JUNE 30, 2001:

     Allowance for doubtful
       accounts                    $  786,420     $  753,860          ---     $  530,249 (a)    $1,010,031
                                   ==========     ==========     ========     ==========        ==========
     Reserves for claims
       payable as self insurer     $2,191,215     $5,260,129          ---     $4,239,005 (b)    $3,212,339
                                   ==========     ==========     ========     ==========        ==========


------------------------
(a)  Represents accounts receivable write-offs.
(b)  Represents claims paid.