Form 10-Q
period 2001-09-30
CELADON GROUP INC
filed 2001-11-14
CIK 865941

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED SEPTEMBER 30, 2001

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER: 0-23192


                               CELADON GROUP, INC.
             (Exact name of Registrant as specified in its charter)


                DELAWARE                                 13-3361050
     (State or other jurisdiction of                    (IRS Employer
     incorporation or organization)                Identification Number)




            ONE CELADON DRIVE
            INDIANAPOLIS, IN                             46235-4207
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

The number of shares outstanding of the Common Stock ($.033 par value) of the Registrant as of the close of business on November 14, 2001 was 7,539,642.

                               CELADON GROUP, INC.

                                    INDEX TO

                          SEPTEMBER 30, 2001 FORM 10-Q





PART I.       FINANCIAL INFORMATION


       Item 1. Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets at September 30, 2001
           and June 30, 2001..............................................  3

           Condensed Consolidated Statements of Operations - For
           the three months ended September 30, 2001 and 2000.............  4

           Condensed Consolidated Statements of Cash Flows - For
           the three months ended September 30, 2001 and 2000.............  5

           Notes to Condensed Consolidated Financial Statements ..........  6

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................ 10

       Item 3. Quantitative and Qualitative Disclosures about
               Market Risk................................................ 14

PART II.      OTHER INFORMATION

       Item 1. Legal Proceedings.......................................... 15

       Item 2. Changes in Securities ..................................... 15

       Item 3. Defaults upon Senior Securities ........................... 15

       Item 4. Submission of Matters to a Vote of Security Holders........ 15

       Item 5. Other Information.......................................... 15

       Item 6. Exhibits and Reports on Form 8-K........................... 15

                               CELADON GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                    SEPTEMBER 30,  JUNE 30,
                                                                       2001         2001
                                                                       ----         ----
ASSETS                                                              (UNAUDITED)
Current assets:
     Cash and cash equivalents ..................................   $     264    $     794
     Trade receivables, net of allowance ........................      46,440       49,911
     Accounts receivable - other ................................       5,381        5,722
     Prepaid expenses and other current assets ..................       9,703        9,015
     Tires in service ...........................................       4,610        4,455
     Income tax recoverable .....................................          65          597
     Deferred income taxes ......................................       1,596        1,768
                                                                    ---------    ---------
         Total current assets ...................................      68,059       72,262
Property and equipment ..........................................     143,523      144,383
     Less accumulated depreciation and amortization .............      45,323       42,481
                                                                    ---------    ---------
         Net property and equipment .............................      98,200      101,902
Tires in service ................................................       2,299        2,182
Goodwill, net of accumulated amortization of $3,942 .............      16,702       16,702
Other assets ....................................................       2,054        1,868
                                                                    ---------    ---------
     Total assets ...............................................   $ 187,314    $ 194,916
                                                                    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ...........................................   $   4,678    $   4,793
     Accrued expenses ...........................................      24,960       25,898
     Bank borrowings and current maturities of long-term debt ...       8,898       12,394
     Current maturities of capital lease obligations ............      16,695       15,825
                                                                    ---------    ---------
         Total current liabilities ..............................      55,231       58,910
Long-term debt, net of current maturities .......................      38,747       37,568
Capital lease obligations, net of current maturities ............      35,004       39,458
Deferred income taxes ...........................................       6,382        6,892
Minority interest ...............................................          25           25
Stockholders' equity:
     Preferred stock, $1.00 par value, authorized 179.985
         shares; no shares Issued and outstanding ...............         ---          ---
     Common stock, $0.033 par value, authorized 12,000,000
         shares; issued 7,789,764 shares ........................         257          257
     Additional paid-in capital .................................      59,923       59,923
     Retained deficit ...........................................      (5,917)      (6,058)
     Accumulated other comprehensive loss .......................      (1,330)      (1,051)
     Treasury stock, at cost, 250,122 shares ....................      (1,008)      (1,008)
                                                                    ---------    ---------
         Total stockholders' equity .............................      51,925       52,063
                                                                    ---------    ---------
     Total liabilities and stockholders' equity .................   $ 187,314    $ 194,916
                                                                    =========    =========


     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                     FOR THE THREE MONTHS ENDED
                                                           SEPTEMBER 30,

                                                        2001           2000
                                                        ----           ----

Operating revenue ...............................   $    82,870    $    88,427

Operating expenses:
     Salaries, wages and employee benefits ......        24,224         23,615
     Fuel .......................................         9,507         10,010
     Operating costs and supplies ...............         7,113          6,989
     Insurance and claims .......................         2,979          2,183
     Depreciation and amortization ..............         3,289          3,761
     Rent and purchased transportation ..........        27,702         34,182
     Cost of products and services sold .........           733            533
     Professional and consulting fees ...........           364            595
     Communications and utilities ...............         1,023          1,007
     Permits, licenses and taxes ................         1,575          1,562
     General, administrative, and selling .......         1,874          2,241
                                                    -----------    -----------
         Total operating expenses ...............        80,383         86,678
                                                    -----------    -----------

Operating income ................................         2,487          1,749
                                                    -----------    -----------

Other (income) expense:
     Interest income ............................           (30)           (36)
     Interest expense ...........................         2,109          2,359
     Other (income) expense, net ................             7             33
     Minority interest in subsidiary loss .......           ---            (12)
                                                    -----------    -----------
Income (loss) before income taxes ...............           401           (595)
Provision (benefit) for income taxes ............           260           (125)
                                                    -----------    -----------
     Net income (loss) ..........................   $       141    $      (470)
                                                    ===========    ===========

Earnings (loss) per common share:
     Diluted earnings (loss) per share ..........   $      0.02    $     (0.06)
     Basic earnings (loss) per share ............   $      0.02    $     (0.06)
Average shares outstanding:
     Diluted ....................................     7,563,519      7,783,603
     Basic ......................................     7,539,642      7,783,603



     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                FOR THE THREE MONTHS ENDED
                                                                      SEPTEMBER 30,

                                                                    2001         2000
                                                                    ----         ----
Cash flows from operating activities:
     Net Income (loss) .........................................   $    141    $   (470)
     Adjustments to reconcile net income to net cash provided by
         Operating activities:
         Depreciation and amortization .........................      3,289       3,761
         Provision for deferred income taxes ...................       (337)        ---
         Provision for doubtful accounts .......................        236         203
         Changes in assets and liabilities:
              Trade receivable .................................      3,234        (750)
              Accounts receivable - other ......................        341         355
              Income tax recoverable ...........................        532        (273)
              Tires in service .................................       (273)        205
              Prepaid expenses and other current assets ........       (688)       (759)
              Other assets .....................................        (21)        266
              Accounts payable and accrued expenses ............     (1,053)     (1,681)
                                                                   --------    --------
              Net cash provided by operating activities ........      5,401         857

Cash flows from investing activities:
     Purchase of property and equipment ........................       (866)     (3,257)
     Proceeds on sale of property and equipment ................      1,207       7,970
                                                                   --------    --------
         Net cash provided by investing activities .............        341       4,713

Cash flows from financing activities:
     Proceeds from issuances of stock ..........................        ---          49
     Proceeds from bank borrowings and debt ....................      3,152       1,475
     Payments of bank borrowings and debt ......................     (5,507)     (1,685)
     Principal payments under capital lease obligations ........     (3,917)     (5,017)
                                                                   --------    --------
         Net cash used for financing activities ................     (6,272)     (5,178)
                                                                   --------    --------
     Increase (decrease) in cash and cash equivalents ..........       (530)        392
Cash and cash equivalents at beginning of year .................        794         360
                                                                   --------    --------
Cash and cash equivalents at end of period .....................   $    264    $    752
                                                                   ========    ========

Supplemental disclosure of cash flow information:
     Interest ..................................................   $  2,344    $  2,410
     Income taxes ..............................................   $     30    $     26

Supplemental disclosure of non-cash flow investing activities:
     Lease obligation incurred in the purchase of equipment ....   $    333    $ 12,702



     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)



1.   BASIS OF PRESENTATION

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


2.   ADOPTION OF CHANGES IN ACCOUNTING

     As of July 1, 2001, the Company adopted SFAS No. 142, "Goodwill and
Other Intangible Assets," which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

     In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective July 1, 2001. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

                                           FOR THE THREE MONTHS ENDED
                                                 SEPTEMBER 30,
                                                 -------------
                                            (DOLLARS IN THOUSANDS)
                                               2001       2000
                                               ----       ----
                                             (in thousands, except
                                               per share amounts)

Reported net income (loss)                    $   141   $  (470)
Add:  Goodwill amortization, net of tax            --       232
                                              -------   -------
Adjusted net income (loss)                    $   141   $  (238)
                                              =======   =======
Diluted and basic earnings (loss) per share
     Reported net income (loss)               $  0.02   $ (0.06)
     Goodwill amortization, net of tax             --      0.03
                                              -------   -------
     Adjusted net income (loss)               $  0.02   $ (0.03)
                                              =======   =======

     The Company is in the process of reviewing its recorded goodwill in accordance with this statement.

3.   EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators used in computing earnings per share (in thousands except for per share amounts):

                                                          FOR THE THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                             2001           2000
                                                             ----           ----
Income (loss) available to common shareholders            $       141   $      (470)
                                                          ===========   ===========
Basic income (loss) per share:
Weighted - average number of common shares outstanding      7,539,642     7,783,603

Basic income (loss) per share                             $      0.02   $     (0.06)
                                                          ===========   ===========
Diluted income (loss) per share:
Weighted - average number of common shares outstanding      7,539,642     7,783,603
Effect of stock options and other incremental shares           23,877           ---
                                                          -----------   -----------
Weighted - average number of common shares
 Outstanding - diluted                                      7,563,519     7,783,603
                                                          ===========   ===========
Diluted income (loss) per share                           $      0.02   $     (0.06)
                                                          ===========   ===========

     Diluted loss per share for the three months ended September 30, 2000 does not include the anti-dilutive effect of 115 thousand stock options and other incremental shares, respectively.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)



4.   SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

     The Company operates in two segments, transportation and e-commerce. The Company generates revenue, in the transportation segment, providing truckload hauling services through its subsidiaries, Celadon Trucking Services, Inc., ("CTSI"), Servicios de Transportacion Jaguar, S.A. de C.V., ("Jaguar"), Gerth Transport Ltd. ("Gerth"), Zipp Express, Inc., ("Zipp") and Cheetah Transportation, Inc., ("Cheetah"). Cheetah was sold on June 18, 2001 and therefore is not in fiscal 2002 results. The Company began providing certain services over the Internet through its e-commerce subsidiary TruckersB2B, Inc., ("TruckersB2B"), in the last half of fiscal year 2000. The e-commerce segment generates revenue by providing discounted fuel, tires, and other products and services to small and medium-sized trucking companies. The Company evaluates its operating segments on operating results.

                               FOR THE THREE MONTHS ENDED
                                     SEPTEMBER 30,
                                     -------------
                                 (DOLLARS IN THOUSANDS)
                                   2001        2000
                                   ----        ----
Operating revenue
     Transportation              $ 81,609   $ 87,518
     E-commerce                     1,261        909
                                 --------   --------
                                 $ 82,870   $ 88,427
Operating income (loss)
     Transportation              $  2,376   $  2,435
     E-commerce                       111       (686)
                                 --------   --------
                                 $  2,487   $  1,749

Information as to the Company's operations by geographic area is summarized below:

                              FOR THE THREE MONTHS ENDED
                                     SEPTEMBER 30,
                                     -------------
                                (DOLLARS IN THOUSANDS)
                                   2001       2000
                                   ----       ----
Operating revenue:
United States                    $ 65,933   $ 70,355
Canada                             12,099     13,445
Mexico                              4,838      4,627
                                 --------   --------
Total                            $ 82,870   $ 88,427
                                 ========   ========

     The Company's largest customer is DaimlerChrysler, which accounted for approximately 22% and 23% of the Company's total truckload revenue for the three months ended September 30, 2001 and 2000, respectively. The Company transports DaimlerChrysler original equipment automotive parts primarily between the United States and Mexico and DaimlerChrysler after-market replacement parts and accessories within the United States. The Company's agreement with DaimlerChrysler is an agreement for international freight with the Chrysler division, which expires in October 2003. No other customer accounted for more than 10% of the Company's total revenue during any of its three most recent fiscal years.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)



5.   INCOME TAXES

     Income tax expense (benefit) varies from the amount computed by applying the federal corporate rate of 35% to income before income taxes, primarily due to state income taxes, permanent tax differences and Mexican taxes being based on assets in lieu of income. The effective income tax rate for the three months ended September 30, 2001 and 2000 were 65% and 21%, respectively.

6.   COMPREHENSIVE LOSS

     Total comprehensive loss was $0.1 million and $0.3 million for the three months ended September 30, 2001 and 2000, respectively. The difference between the total comprehensive loss and net loss relates to the effect of foreign currency translation adjustments.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

     In June 2001, the Company sold certain assets and the owner operator and agent contracts of Cheetah Transportation, Inc. ("Cheetah"), a wholly owned subsidiary of the Company. Cheetah was a flatbed truckload carrier operating out of Mooresville, NC. The Company incurred a $3.7 million loss on the disposition of Cheetah, which included a non-cash charge of $3.2 million, related to the net book value of goodwill and other intangible assets. For the three months ended September 2000, Cheetah contributed approximately $225 thousand in operating income.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of revenue and expense items to operating revenues for the periods indicated:


                                             PERCENTAGE OF OPERATING REVENUES
                                                FOR THE THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                     -------------
                                                     2001    2000
                                                     ----    ----
Operating Revenues                                    100%    100%

Operating expenses
     Salaries, wages and employee benefits .....     29.2%   26.7%
     Fuel ......................................     11.5%   11.3%
     Operating costs and supplies ..............      8.6%    7.9%
     Insurance and claims ......................      3.6%    2.5%
     Depreciation and amortization .............      4.0%    4.3%
     Rent and purchased transportation .........     33.4%   38.7%
     Communications and utilities ..............      1.2%    1.1%
     Permits, licenses and taxes ...............      1.9%    1.8%
     Other .....................................      3.6%    3.7%
                                                     ----    ----

Total operating expenses .......................     97.0%   98.0%
                                                     ----    ----
Operating income ...............................      3.0%    2.0%
                                                     ====    ====

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


     Revenue. Consolidated revenue decreased by $5.5 million, or 6%, to $82.9 million for the first quarter of fiscal 2002 from $88.4 million for the first quarter of fiscal 2001. Revenue for fiscal 2001 included revenue from Cheetah and higher pass-through revenues related to the Mexican portion of transportation. Adjusted for these items, last years revenue would have been $78.5 million. On a comparable basis, excluding Cheetah and the pass-through revenues in the prior year, revenue for the September 2001 quarter represented an increase of $4.4 million, or approximately 6%. This increase is related to 4% increase in volume and a slight increase in rate per mile. A portion of the increase in rate and mileage is related to the startup of a local shuttle operation. Revenue for TruckersB2B was approximately $1.3 million in the first quarter fiscal 2002 compared to $900 thousand in the first quarter fiscal 2001. The TruckersB2B revenue for the September 2001 quarter represents over $40 million in purchases made by its member companies through the TruckersB2B network.

     The Company's fleet decreased from 2,664 tractors, including 1,012 owner-operated tractors at September 30, 2000 to 2,355 tractors including 728 owner-operated tractors at September 30, 2001. The decrease in owner-operated tractors related primarily to the sale of Cheetah.

     Operating Income. Consolidated operating income increased by $0.8 million, or 47%, to $2.5 million in fiscal 2002 from $1.7 million in fiscal 2001. The increase in operating income was primarily a result of increased revenue, and decreased rent and purchased transportation offset by increased salaries, wages and benefits. The Company's operating ratio, which expresses operating expenses as a percentage of operating revenue improved from 98.0% in fiscal 2001 to 97.0% in fiscal 2002.

     Salaries, wages and benefits were 29.2% of operating revenues for the three month period ending September 30, 2001 compared to 26.7% for the same period in 2000. This increase is driver pay related to a local operation for transportation shuttle services. In addition, the Cheetah revenue and Mexican pass through revenue decreased the percentage of revenue in fiscal 2001.

     Fuel increased to 11.5% of revenue in the first quarter of fiscal 2002 compared to 11.3% in the first quarter of fiscal 2001. Fuel prices have declined in September. In fiscal 2001, the increased revenue for Cheetah and pass-through revenue resulted in a decreased percentage of revenue relative to Company driven fleet miles.

     Insurance and claims expense was 3.6% in the first quarter of fiscal 2002 compared to 2.5% for the first quarter of fiscal 2001. Insurance consists of premiums for liability, physical damage and cargo damage. The Company's insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts the Company considers adequate. The Company accrues for the uninsured portion of claims based on historical experience. The liability premiums, which were renewed effective May 11, 2001, increased significantly year-over-year.

     Rent and purchased transportation decreased to 33.4% of revenue in the first quarter of fiscal 2002 from 38.7% in the first quarter of fiscal 2001. The decrease in fiscal 2002 is primarily related to reduced owner-operator expense caused by the sale of Cheetah. Also, as pass-through revenue related to the Mexico portion of loads decreased, the pass-through purchased transportation expense has also decreased. To offset these decreases, trailer costs have risen slightly as the Company continues to phase out 48-foot trailers and replace with 53-foot trailers. The Company has also added additional trailer capacity for the local shuttle operations.

     Net interest expense decreased by $0.2 million, or 9%, to $2.1 million in the first quarter of fiscal 2002 from $2.3 million in the first quarter of fiscal 2001. The decrease was primarily the result of reduced borrowings and reduced interest rates under the Company's credit facilities.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)



     The effective income tax rate increased to 65% for fiscal 2002 from 21% for fiscal 2001. The increased tax rate is the effect of the permanent tax differences on a low level of income, which inflates the effective tax rate. In addition, taxes for Mexico are based on assets in lieu of income, which has the effect of increasing the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital requirements in fiscal 2002 will be for the acquisition of revenue equipment. The Company has historically met its capital investment requirements with a combination of internally generated funds, bank financing, equipment lease financing (both capitalized and operating) and the issuance of common stock. Management believes that there are presently adequate sources of secured equipment financing together with its existing credit facilities and cash flow from operations to provide sufficient funds to meet the Company's anticipated working capital requirements. Furthermore, sources available under the Company's credit facilities are dependant upon the Company maintaining compliance with its covenants or obtaining waivers or amendments with respect to future covenant violations.

     The Company's primary source of cash flow for fiscal 2002 was from operations primarily provided by trade receivables and depreciation and amortization. The net cash provided by operations in the first quarter of fiscal 2002 was $5.4 million compared to $0.9 million in the first quarter of fiscal 2001. The increase in fiscal 2002 was the result of a reduction in the day's sales outstanding in trade receivables.

     Net cash provided by investing activities decreased to $0.3 million in the first quarter of fiscal 2002 from $4.7 million in the first quarter of fiscal 2001. This primarily relates to the purchase and sale of revenue equipment as the Company continues to trade older equipment for new equipment. As of September 30, 2001, the Company had on order revenue equipment representing an capital commitment of approximately $5.1 million.

     Net cash used in financing activities was $6.3 million in the first quarter of fiscal 2002 compared to $5.2 million in the first quarter of fiscal 2001. Financing activity generally represents bank borrowings (payment and proceeds) and payment of capital lease obligations. As of September 30, 2001, the Company had outstanding debt of $99.3 million. This debt consists of $51.7 million of capital lease obligations, $14.3 million of term loan debt, $27.1 million of revolver loan debt, $2.6 million of mortgage debt relating to equipment, $2.9 million of mortgage debt relating to property and $0.7 million of other debt. Interest rates on this debt range from 5.3% to 8.0%.

     The Company has completed a $65 million banking facility ("credit agreement") with ING (U.S.) Capital LLC. The arrangement includes a $35 million revolving loan and a $30 million term loan. In May 2001, the Company's credit agreement with ING was amended to reflect modifications to the Company's covenants. Interest is based, at the Company's option, upon either the bank's base rate plus a margin ranging from .5% to 2.0% or the London Interbank Offered Rate plus a margin ranging from 1.5% to 3.0% depending upon performance by the Company.

     Standby letters of credit, not reflected in the accompanying consolidated financial statements, aggregated approximately $1.3 million at September 30, 2001.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)




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

INFLATION

     Many of the Company's operating expenses, including fuel costs and related fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. The effects of inflation on the Company's business during fiscal 2002 and 2001 generally were not significant.

FORWARD-LOOKING STATEMENTS

     This Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such comments are based upon information currently available to management and management's perception thereof as of the date of this report being filed. Actual results of the Company's operations could materially differ from those forward looking statements. Such differences could be caused by a number of factors including, but not limited to, potential adverse affects of regulation and litigation; changes in competition and the effects of such changes; increased competition; changes in fuel prices; changes in economic, political or regulatory environments; changes in the availability of a stable labor force; ability of the Company to hire drivers meeting company standards; changes in management strategies; environmental or tax matters; and risks described from time to time in reports filed by the Company with the Securities and Exchange Commission. Readers should take these factors into account in evaluating any such forward-looking statements.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to various market risks, including changes in foreign currency exchange rates, interest rates, and fuel prices. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

     The Company is exposed to interest rate risk primarily from its Credit Agreement ("Credit Agreement") in which floating rates are based, at the Company's option, upon either the bank's base rate plus a margin ranging from
 .5% to 2.0% or the London Interbank Offered Rate plus a margin ranging from 1.5% to 3.0%, depending upon performance by the Company. A hypothetical 10% movement in interest rates would have an impact on net income of approximately $235 thousand. In the event of a change of such magnitude, management would likely consider actions to further mitigate its exposure to the change.

     Shortages of fuel, increases in prices or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. Fuel is subject to economic, political and market factors that are outside of the Company's control. The Company has historically been able to recover a portion of high fuel prices from customers in the form of fuel surcharges. The Company from time-to-time will enter into futures contracts and derivative financial instruments to educe its exposure to fuel price fluctuations. As of September 30, 2001, the Company had 14% of estimated fuel purchases hedged through March 2002. The Company recognized approximately $40 thousand of income for the quarter ended September 30, 2001. A hypothetical 10% movement on the price of fuel futures would have an impact on net income of approximately $135 thousand.

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

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)




                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There are various claims, lawsuits and pending actions against the Company and its subsidiaries which arose in the normal course of the operations of its business. The Company believes many of these proceedings are covered in whole or in part by insurance and that none of these matters will have a material adverse effect on its consolidated financial position or results of operations in any given period.

     The Company is a defendant in a lawsuit filed by Reliance National Indemnity Company ("Reliance") relating to one trucker's liability insurance policy. The Company disagrees with Reliance and intends to vigorously defend this lawsuit. This case is in the discovery phase and no trial date has been set. On May 29, 2001, Reliance was placed in rehabilitation by the Commonwealth of Pennsylvania and all activity on this case has been indefinitely stayed by the Federal Judge presiding over this case. While there can be no certainty as to the outcome, the Company believes that the ultimate resolution of this matter will not have a material adverse effect on its consolidated financial position or results of operations in any given period.

ITEM 2. CHANGES IN SECURITIES - NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5. OTHER INFORMATION - NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.28 -- Seventh Amendment Credit Agreement dated September 14, 2001 between the Company and Celadon Trucking Services, Inc. and ING (U.S.) Capital LLC.

     (b) The Company did not file any reports on form 8-K during the three months ended September 30, 2001.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Celadon Group, Inc.
                                               (Registrant)


                                            /s/Stephen Russell
                                            ------------------
                                              Stephen Russell
                                          Chief Executive Officer


                                             /s/Paul A. Will
                                             ---------------
                                               Paul A. Will
                                          Chief Financial Officer


Date: November 14, 2001