Form 10-Q
period 2001-12-31
CELADON GROUP INC
filed 2002-02-14
CIK 865941

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED DECEMBER 31, 2001

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

The number of shares outstanding of the Common Stock ($.033 par value) of the Registrant as of the close of business on February 14, 2002 was 7,643,492.

                               CELADON GROUP, INC.

                                    INDEX TO

                           DECEMBER 31, 2001 FORM 10-Q





PART I.       FINANCIAL INFORMATION


       Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets at December 31, 2001
           and June 30, 2001..............................................  3

           Condensed Consolidated Statements of Operations - For the
           three and six months ended December 31, 2001 and 2000..........  4

           Condensed Consolidated Statements of Cash Flows - For the
           six months ended December 31, 2001 and 2000....................  5

           Notes to Condensed Consolidated Financial Statements ..........  6

       Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................... 10

       Item 3.    Quantitative and Qualitative Disclosures about Market
                  Risk.................................................... 16

PART II.      OTHER INFORMATION

       Item 1.    Legal Proceedings....................................... 17

       Item 2.    Changes in Securities .................................. 17

       Item 3.    Defaults upon Senior Securities ........................ 17

       Item 4.    Submission of Matters to a Vote of Security Holders..... 17

       Item 5.    Other Information....................................... 17

       Item 6.    Exhibits and Reports on Form 8-K........................ 17

                               CELADON GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                            DECEMBER 31     JUNE 30,
                                                                                               2001           2001
                                                                                               ----           ----
ASSETS                                                                                      (UNAUDITED)
Current assets:
     Cash and cash equivalents ............................................................   $      64    $     794
     Trade receivables, net of allowance ..................................................      40,196       49,911
     Accounts receivable - other ..........................................................       5,400        5,722
     Prepaid expenses and other current assets ............................................      10,224        9,015
     Tires in service .....................................................................       4,644        4,455
     Income tax recoverable ...............................................................        --            597
     Deferred income taxes ................................................................       1,528        1,768
                                                                                              ---------    ---------
         Total current assets .............................................................      62,056       72,262
Property and equipment ....................................................................     137,890      144,383
     Less accumulated depreciation and amortization .......................................      43,101       42,481
                                                                                              ---------    ---------
         Net property and equipment .......................................................      94,789      101,902
Tires in service ..........................................................................       2,200        2,182
Goodwill ..................................................................................      16,702       16,702
Other assets ..............................................................................       2,033        1,868
                                                                                              ---------    ---------
     Total assets .........................................................................   $ 177,780    $ 194,916
                                                                                              =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable .....................................................................   $   4,886    $   4,793
     Accrued expenses .....................................................................      21,316       25,898
     Bank borrowings and current maturities of long-term debt .............................       4,423       12,394
     Current maturities of capital lease obligations ......................................      18,490       15,825
     Income tax payable ...................................................................         129         --
                                                                                              ---------    ---------
         Total current liabilities ........................................................      49,244       58,910
Long-term debt, net of current maturities .................................................      39,629       37,568
Capital lease obligations, net of current maturities ......................................      29,822       39,458
Deferred income taxes .....................................................................       6,350        6,892
Minority interest .........................................................................          25           25
Stockholders' equity:
     Preferred stock, $1.00 par value, authorized 179,985 shares; no shares
         issued and outstanding ...........................................................        --           --
     Common stock, $0.033 par value, authorized 12,000,000 shares; issued
         7,789,764 shares .................................................................         257          257
     Additional paid-in capital ...........................................................      59,923       59,923
     Retained deficit .....................................................................      (5,718)      (6,058)
     Accumulated other comprehensive loss .................................................      (1,159)      (1,051)
     Treasury stock, at cost, 146,272 and 250,122 shares
         at December 31, 2001 and June 30, 2001, respectively .............................        (593)      (1,008)
                                                                                              ---------    ---------
         Total stockholders' equity .......................................................      52,710       52,063
                                                                                              ---------    ---------
     Total liabilities and stockholders' equity ...........................................   $ 177,780    $ 194,916
                                                                                              =========    =========


     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                     FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                                             DECEMBER 31,                       DECEMBER 31,
                                                                             ------------                       -----------
                                                                          2001           2000             2001              2000
                                                                          ----           ----             ----              ----
Operating revenue...........................................            $79,349       $87,048         $162,219        $175,475

Operating expenses:
     Salaries, wages and employee benefits..................             22,981        23,164           47,205          46,779
     Fuel...................................................              8,181        10,382           17,688          20,392
     Operating costs and supplies...........................              7,380         5,953           14,493          12,942
     Insurance and claims...................................              2,491         2,220            5,470           4,403
     Depreciation and amortization..........................              3,306         3,778            6,595           7,539
     Rent and purchased transportation......................             26,870        33,711           54,572          67,893
     Costs of products and services sold....................              1,033           661            1,766           1,256
     Professional and consulting fees.......................                413           508              777           1,041
     Communications and utilities...........................                880           975            1,903           1,982
     Permits, licenses and  taxes...........................              1,672         1,564            3,247           3,126
     General, administrative and selling....................              1,918         2,838            3,792           5,079
                                                                       --------     ---------       ----------       ---------
         Total operating expenses...........................             77,125        85,754          157,508         172,432

Operating income............................................              2,224         1,294            4,711           3,043

Other (income) expense:
     Interest income........................................                (24)          (39)             (54)            (75)
     Interest expense.......................................              1,836         2,638            3,945           4,997
     Other (income) expense, net............................                 84          (135)              91            (102)
     Minority interest in subsidiary loss..................                  --          (332)              --            (344)
                                                                      ---------      ---------        --------       ----------
Income (loss) before income taxes ..........................                328          (838)             729          (1,433)
Provision (benefit) for income taxes........................                129          (283)             389            (408)
                                                                        -------       --------          ------       ----------
         Net income (loss)..................................              $ 199        $ (555)           $ 340         $(1,025)
                                                                          =====        =======           =====         ========

Earnings (loss) per common share:
     Diluted earnings (loss) per share......................             $ 0.03        $(0.07)           $0.04          $(0.13)
     Basic earnings (loss)  per share.......................             $ 0.03        $(0.07)           $0.04          $(0.13)
Average shares outstanding:
     Diluted................................................              7,686         7,730            7,625           7,757
     Basic .................................................              7,607         7,730            7,574           7,757

     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                         FOR THE SIX MONTHS ENDED
                                                                                DECEMBER 31,
                                                                           2001         2000
                                                                           ----         ----
Cash flows from operating activities:
     Net income (loss) ................................................   $    340    $ (1,025)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization ................................      6,595       7,539
         Non-cash member and vendor development costs .................       --           342
         Minority interest ............................................       --          (332)
         Provision for deferred income taxes ..........................       (302)       --
         Provision for doubtful accounts ..............................        476         408
         Changes in assets and liabilities:
              Trade receivable ........................................      9,239       1,049
              Accounts receivable - other .............................        322          34
              Income tax recoverable ..................................        597         232
              Tires in service ........................................       (207)        184
              Prepaid expenses and other current assets ...............     (1,209)     (1,305)
              Other assets ............................................        255         186
              Accounts payable and accrued expenses ...................     (4,490)     (2,521)
              Income tax payable ......................................        129        --
                                                                          --------    --------
              Net cash provided by operating activities ...............     11,745       4,791

Cash flows from investing activities:
     Purchase of property and equipment ...............................       (776)     (5,546)
     Proceeds on sale of property and equipment .......................      1,759      12,730
                                                                          --------    --------
         Net cash provided by investing activities ....................        983       7,184

Cash flows from financing activities:
     Proceeds from issuances of stock .................................        415          50
     Purchase of common stock held in treasury ........................       --          (957)
     Proceeds from bank borrowings and debt ...........................         80       4,698
     Payments of bank borrowings and debt .............................     (6,650)     (3,316)
     Principal payments under capital lease obligations ...............     (7,303)    (12,465)
                                                                          --------    --------
         Net cash used for financing activities .......................    (13,458)    (11,990)
                                                                          --------    --------
Decrease in cash and cash equivalents .................................       (730)        (15)
Cash and cash equivalents at beginning of year ........................        794         360
                                                                          --------    --------
Cash and cash equivalents at end of period ............................   $     64    $    345
                                                                          ========    ========


Supplemental disclosure of cash flow information:
     Interest paid ....................................................   $  4,183    $  5,035
     Income taxes paid ................................................   $    120    $     81

Supplemental disclosure of non-cash flow investing activities:
     Lease obligation incurred in the purchase of equipment ...........   $    993    $ 13,539



     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (UNAUDITED)





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


2.       ADOPTION OF CHANGES IN ACCOUNTING

         As of July 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption. The transitional impairment test has been completed and there is no impairment as of July 1, 2001, the date the Company adopted the provisions of this statement.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (UNAUDITED)

         In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective July 1, 2001. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:



                                                          FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                                   DECEMBER 31,                  DECEMBER 31,
                                                                   ------------                  ------------
                                                                2001         2000            2001             2000
                                                                ----         ----            ----             ----
                                                            (in thousands, except per      (in thousands, except per
                                                                   share amounts)               share amounts)
Reported net income (loss)                                      $199        $(555)           $340           $(1,025)
Add:  Goodwill amortization, net of tax                          --           232             --                464
                                                               -----       ------           -----            ------
Adjusted net income (loss)                                      $199        $(323)           $340             $(561)


Diluted and basic earnings (loss) per share:
Reported net income (loss)                                     $0.03       $(0.07)          $0.04            $(0.13)
Add:  Goodwill amortization, net of tax                          --          0.03             --                0.06
                                                               -----       ------           -----            ------
Adjusted net income (loss)                                     $0.03       $(0.04)          $0.04            $(0.07)
                                                               =====       =======          =====            =======


3.       EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators used in computing earnings per share (in thousands except for per share amounts):


                                                        FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                                 DECEMBER 31                 DECEMBER 31
                                                                 -----------                 -----------
                                                             2001          2000          2001          2000
                                                             ----          ----          ----          ----
Income (loss) available to common shareholders           $       199   $      (555)   $      340   $    (1,025)
                                                         ===========   ===========    ==========   ===========

Basic income (loss) per share:
  Weighted - average number of common
     shares outstanding                                    7,607,370     7,729,788     7,573,506     7,756,695
                                                         ===========   ===========    ==========   ===========
  Basic income (loss) per share                          $      0.03   $     (0.07)   $     0.04   $     (0.13)
                                                         ===========   ===========    ==========   ===========

Diluted income (loss) per share:
  Weighted - average number of common
     shares outstanding                                    7,607,370     7,729,788     7,573,506     7,756,695
  Effect of stock options and other incremental shares        79,078            --        51,478            --
                                                         -----------   -----------    ----------   -----------
   Weighted - average number of common shares
      outstanding-diluted                                  7,686,448     7,729,788     7,624,984     7,756,695
                                                         ===========   ===========    ==========   ===========

Diluted income (loss) per share                          $      0.03   $     (0.07)   $     0.04   $     (0.13)
                                                         ===========   ===========    ==========   ===========


         Diluted loss per share for the six months ended December 30, 2000 does not include the anti-dilutive effect of 57 thousand stock options and other incremental shares, respectively.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (UNAUDITED)



4.       SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

         The Company operates in two segments, transportation and e-commerce. The Company generates revenue, in the transportation segment, providing truckload hauling services through its subsidiaries, Celadon Trucking Services, Inc., ("CTSI"), Servicios de Transportacion Jaguar, S.A. de C.V., ("Jaguar"), Gerth Transport Ltd. ("Gerth"), Zipp Express, Inc., ("Zipp") and Cheetah Transportation, Inc., ("Cheetah"). Cheetah was sold on June 18, 2001 and therefore is not included in fiscal 2002 results. The Company provides certain services over the Internet through its e-commerce subsidiary TruckersB2B, Inc., ("TruckersB2B"). The e-commerce segment generates revenue by providing discounted fuel, tires, and other products and services to small and medium-sized trucking companies. The Company evaluates its operating segments on operating results.



                                               FOR THE THREE MONTHS ENDED                   FOR THE SIX MONTHS ENDED
                                                    DECEMBER 31, 2001                          DECEMBER 31, 2001
                                                    -----------------                          -----------------
                                                 (DOLLARS IN THOUSANDS)                      (DOLLARS IN THOUSANDS)
                                        Transportation   E-commerce      Total     Transportation   E-commerce       Total
                                        --------------   ----------      -----     --------------   ----------       -----
Revenue from external customers               $77,661        $1,688     $79,349        $159,271         $2,948     $162,219
Operating income                                2,001           223       2,224           4,377            334        4,711
Interest income                                    24           ---          24              54            ---           54
Interest expense                                1,836           ---       1,836           3,945            ---        3,945
Other expense                                      84           ---          84              91            ---           91
Income before income taxes                       $105          $223        $328            $395           $334         $729



                                               FOR THE THREE MONTHS ENDED                   FOR THE SIX MONTHS ENDED
                                                    DECEMBER 31, 2000                          DECEMBER 31, 2000
                                                    -----------------                          -----------------
                                                 (DOLLARS IN THOUSANDS)                      (DOLLARS IN THOUSANDS)
                                        Transportation   E-commerce      Total     Transportation   E-commerce       Total
                                        --------------   ----------      -----     --------------   ----------       -----

Revenue from external customers               $85,516        $1,232     $87,048        $173,334         $2,141     $175,475
Operating income (loss)                         1,949          (655)      1,294           4,384         (1,341)       3,043
Interest income                                    39           ---          39              75            ---           75
Interest expense                                2,578            60       2,638           4,906             91        4,997
Other (income)                                   (135)         (332)       (467)           (102)          (344)        (446)
Loss before income taxes                        $(455)        $(383)      $(838)          $(345)       $(1,008)     $(1,433)

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (UNAUDITED)



Information as to the Company's operations by geographic area is summarized below:


                                            FOR THE THREE MONTHS ENDED                   FOR THE SIX MONTHS ENDED
                                                 DECEMBER 31, 2001                           DECEMBER 31, 2000
                                                 -----------------                           -----------------
                                              (DOLLARS IN THOUSANDS)                      (DOLLARS IN THOUSANDS)

                                               2001                 2000                   2001              2000
                                               ----                 ----                   ----              ----
    Operating revenue:
    United States                            $62,539             $69,129               $128,472           $139,484
    Canada                                    11,782              12,902                 23,881             26,347
    Mexico                                     5,028               5,017                  9,866              9,644
                                             -------             -------               --------           --------
    Total                                    $79,349             $87,048               $162,219           $175,475
                                             =======             =======               ========           ========

         The Company's largest customer is DaimlerChrysler, which accounted for approximately 20% of the Company's total truckload revenue for the three months ended December 31, 2001 and 2000. DaimlerChrysler accounted for 21% and 19% of the Company's total truckload revenue for the six months ended December 31, 2001 and 2000, respectively. The Company transports DaimlerChrysler original equipment automotive parts primarily between the United States and Mexico and DaimlerChrysler after-market replacement parts and accessories within the United States. The Company's agreement with DaimlerChrysler is an agreement for international freight with the Chrysler division, which expires in October 2003. No other customer accounted for more than 5% of the Company's total revenue during any of its two most recent fiscal years.

5.       INCOME TAXES

         Income tax expense (benefit) varies from the amount computed by applying the federal corporate rate of 35% to income before income taxes, primarily due to state income taxes, permanent tax differences and Mexican taxes being based on assets in lieu of income. The effective income tax rate for the six months ended December 31, 2001 and 2000 were 53% and 28%, respectively.

6.       COMPREHENSIVE LOSS

         Total comprehensive income (loss) was $0.4 million and $(0.8) million for the three months ended December 31, 2001 and 2000, respectively. Total comprehensive income (loss) was $0.2 million and $(1.1) million for the six months ended December 31, 2001 and 2000, respectively. The difference between the total comprehensive loss and net loss relates to the effect of foreign currency translation adjustments.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (UNAUDITED)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALE OF SUBSIDIARY

         In June 2001, the Company sold certain assets and the owner operator and agent contracts of Cheetah Transportation, Inc. ("Cheetah"), a wholly owned subsidiary of the Company. Cheetah was a flatbed truckload carrier operating out of Mooresville, NC. The Company incurred a $3.7 million loss on the disposition of Cheetah, which included a non-cash charge of $3.2 million, related to the net book value of goodwill and other intangible assets. For the three and six months ended December 2000, Cheetah contributed approximately $7.3 million and $14.2 million respectively, to operating revenue. For the three and six months ended December 2000, Cheetah contributed approximately $210 thousand and $450 thousand respectively, in operating income.

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship of revenue and expense items to operating revenues for the periods indicated:

                                                                PERCENTAGE OF OPERATING REVENUES
                                                 FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                         DECEMBER 31,                  DECEMBER 31,
                                                         ------------                  ------------
                                                   2001            2000            2001          2000
                                                   ----            ----            ----          ----
Operating Revenues .......................           100%           100%           100%           100%

Operating expenses
     Salaries, wages and employee benefits          29.0%          26.6%          29.1%          26.7%
     Fuel ................................          10.3%          11.9%          10.9%          11.6%
     Operating costs and supplies ........           9.3%           6.8%           8.9%           7.4%
     Insurance and claims ................           3.1%           2.6%           3.4%           2.5%
     Depreciation and amortization .......           4.2%           4.3%           4.1%           4.3%
     Rent and purchased transportation ...          33.9%          38.7%          33.6%          38.7%
     Communications and utilities ........           1.1%           1.1%           1.2%           1.1%
     Permits, licenses and taxes .........           2.1%           1.8%           2.0%           1.8%
     Other ...............................           4.2%           4.7%           3.9%           4.2%
                                                    ----           ----           ----           ----
Total operating expenses .................          97.2%          98.5%          97.1%          98.3%
                                                    ----           ----           ----           ----
Operating income .........................           2.8%           1.5%           2.9%           1.7%
                                                    ====           ====           ====           ====

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (UNAUDITED)



THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 2000

         Revenue. Consolidated revenue decreased by $7.7 million, or 9%, to $79.3 million for fiscal 2002 from $87.0 million for fiscal 2001. Revenue for fiscal 2001 included revenue from Cheetah and higher pass-through revenues related to the Mexican portion of transportation. Adjusted for these items, last year's consolidated revenue would have been $76.7 million. On a comparable basis, excluding Cheetah and the pass-through revenues in the prior year, revenue for the December 2001 quarter represented an increase of $2.6 million, or approximately 3%. This increase is related to a 2% increase in volume. A portion of the increase in mileage is related to the startup of a local shuttle operation. Revenue for TruckersB2B was approximately $1.7 million in fiscal 2002 compared to $1.2 million in fiscal 2001. The TruckersB2B revenue for the December 2001 quarter represents over $44 million in purchases made by its member companies through the TruckersB2B network.

         The Company's fleet decreased from 2,705 tractors, including 959 owner-operated tractors at December 31, 2000 to 2,276 tractors including 787 owner-operated tractors at December 31, 2001. The decrease in owner-operated tractors related primarily to the sale of Cheetah.

         Operating Income. Consolidated operating income increased by $0.9 million, or 69%, to $2.2 million in fiscal 2002 from $1.3 million in fiscal 2001. The increase in operating income was primarily a result of increased revenue, decreased rent and purchased transportation, and decreased fuel offset by increased salaries, wages and benefits and increased insurance expenses. The Company's operating ratio, which expresses operating expenses as a percentage of operating revenue improved from 98.5% in fiscal 2001 to 97.2% in fiscal 2002.

         Salaries, wages and benefits were 29.0% of operating revenues for the three month period ending December 31, 2001 compared to 26.6% for the same period in 2000. This increase is primarily related to driver pay for a local shuttle operation. In addition, the Cheetah revenue and Mexican pass through revenue decreased the percentage of revenue in fiscal 2001.

         Fuel decreased to 10.3% of revenue in the first quarter of fiscal 2002 compared to 11.9% in the first quarter of fiscal 2001. Fuel prices declined approximately $0.25 per gallon in the December 2002 quarter compared to the December 2001 quarter. In fiscal 2001, the increased revenue for Cheetah and pass-through revenue resulted in a decreased percentage of revenue relative to Company driven fleet miles.

         Insurance and claims expense was 3.1% in fiscal 2002 compared to 2.6% for fiscal 2001. Insurance consists of premiums for liability, physical damage and cargo damage. The Company's insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts the Company considers adequate. The Company accrues for the uninsured portion of claims based on historical experience. The liability premiums, which were renewed effective May 11, 2001, increased significantly year-over-year.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (UNAUDITED)


         Rent and purchased transportation decreased to 33.9% of revenue in fiscal 2002 from 38.7% in fiscal 2001. The decrease in fiscal 2002 is primarily related to reduced owner-operator expense caused by the sale of Cheetah. Also, as pass-through revenue related to the Mexico portion of loads decreased, the pass-through purchased transportation expense has also decreased. To offset these decreases, trailer costs have risen slightly as the Company continues to phase out 48-foot trailers and replace with 53-foot trailers. In addition, tractor costs have increased as most new tractors added since December 31, 2000 have been operating leases.

         Net interest expense decreased by $0.8 million, or 31%, to $1.8 million in fiscal 2002 from $2.6 million in fiscal 2001. The decrease was primarily the result of reduced borrowings and reduced interest rates under the Company's credit facilities.


SIX MONTHS ENDED DECEMBER 31, 2001 COMPARED WITH THE SIX MONTHS ENDED DECEMBER 31, 2000

         Revenue. Consolidated revenue decreased by $13.3 million, or 8%, to $162.2 million for fiscal 2002 from $175.5 million for fiscal 2001. Revenue for fiscal 2001 included revenue from Cheetah and higher pass-through revenues related to the Mexican portion of transportation. Adjusted for these items, last year's consolidated revenue would have been $155.2 million. On a comparable basis, excluding Cheetah and the pass-through revenues in the prior year, revenue for the six months ended December 2001 represented an increase of $7.0 million, or approximately 5%. This increase is primarily related to 5% increase in volume. A portion of the increase in mileage is related to the startup of a local shuttle operation. Revenue for TruckersB2B was approximately $2.9 million in fiscal 2002 compared to $2.1 million in fiscal 2001. The TruckersB2B revenue for the six months ended December 2001 represents over $84 million in purchases made by its member companies through the TruckersB2B network.

         The Company's fleet decreased from 2,705 tractors, including 959 owner-operated tractors at December 31, 2000 to 2,276 tractors including 787 owner-operated tractors at December 31, 2001. The decrease in owner-operated tractors related primarily to the sale of Cheetah.

         Operating Income. Consolidated operating income increased by $1.7 million, or 57%, to $4.7 million in fiscal 2002 from $3.0 million in fiscal 2001. The increase in operating income was primarily a result of increased revenue, and decreased rent and purchased transportation and decreased fuel offset by increased salaries, wages and benefits and increased insurance expenses. The Company's operating ratio, which expresses operating expenses as a percentage of operating revenue improved from 98.3% in fiscal 2001 to 97.1% in fiscal 2002.

         Salaries, wages and benefits were 29.1% of operating revenues for the six month period ending December 31, 2001 compared to 26.7% for the same period in 2000. This increase is primarily related to driver pay for a local shuttle operation. In addition, the Cheetah revenue and Mexican pass through revenue decreased the percentage of revenue in fiscal 2001.

         Fuel decreased to 10.9% of revenue for fiscal 2002 compared to 11.6% in fiscal 2001. Fuel prices have declined approximately $0.24 for the six months ended December 31, 2001 compared to December 31, 2001 in December. In fiscal 2001, the increased revenue for Cheetah and pass-through revenue resulted in a decreased percentage of revenue relative to Company driven fleet miles.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (UNAUDITED)




         Insurance and claims expense was 3.4% in fiscal 2002 compared to 2.5% for of fiscal 2001. Insurance consists of premiums for liability, physical damage and cargo damage. The Company's insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts the Company considers adequate. The Company accrues for the uninsured portion of claims based on historical experience. The liability premiums, which were renewed effective May 11, 2001, increased significantly year-over-year.

         Rent and purchased transportation decreased to 33.6% of revenue for the six month period ending December 31, 2001 from 38.7% for the same period in 2000. The decrease in fiscal 2002 is primarily related to reduced owner-operator expense caused by the sale of Cheetah. Also, as pass-through revenue related to the Mexico portion of loads decreased, the pass-through purchased transportation expense has also decreased. To offset these decreases, trailer costs have risen slightly as the Company continues 48-foot trailers and replace with 53-foot trailers. In addition, tractor costs have increased as most new tractors have been operating leases in fiscal 2002.

         Net interest expense decreased by $1.0 million, or 20%, to $3.9 million in fiscal 2002 from $4.9 million in fiscal 2001. The decrease was primarily the result of reduced borrowings and reduced interest rates under the Company's credit facilities.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (UNAUDITED)



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

         The Company's primary source of cash flow for fiscal 2002 was provided by operating activities. The net cash provided by operations in the six months ending December 31, 2001 was $11.7 million compared to $4.8 million in the same period in 2000. The increase in fiscal 2002 was the result of a reduction in the day's sales outstanding in trade receivables, collection of the Cheetah trade receivables offset by a reduction of accrued expenses.

         Net cash provided by investing activities decreased to $1.0 million in fiscal 2002 from $7.2 million in fiscal 2001. This primarily relates to the purchase and sale of revenue equipment as the Company continues to trade older equipment for new equipment. As of December 31, 2001, the Company had no revenue equipment on order.

         Net cash used in financing activities was $13.5 million in fiscal 2002 compared to $12.0 million in fiscal 2001. Financing activity generally represents bank borrowings (payment and proceeds) and payment of capital lease obligations. As of December 31, 2001, the Company had outstanding debt of $92.4 million. This debt consists of $48.3 million of capital lease obligations, $13.8 million of term loan debt, $23.6 million of revolver loan debt, $3.0 million of mortgage debt relating to equipment, $2.9 million of mortgage debt relating to property and $0.8 million of other debt. Interest rates on this debt range from 5.8% to 8.0%.

         The Company has a $65 million banking facility ("credit agreement") with ING (U.S.) Capital LLC. The arrangement includes a $35 million revolving loan and a $30 million term loan. In December 2001, the Company's credit agreement with ING was amended to reflect modifications to the Company's covenants and other provisions. The revolving credit termination date was amended to September 30, 2003. Interest is based, at the Company's option, upon either the bank's base rate plus a margin ranging from 1.0% to 2.5% or the London Interbank Offered Rate plus a margin ranging from 2.0% to 3.5% depending upon performance by the Company.

         Standby letters of credit, not reflected in the accompanying consolidated financial statements, aggregated approximately $1.8 million at December 31, 2001.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (UNAUDITED)




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

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (UNAUDITED)



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to various market risks, including changes in foreign currency exchange rates, interest rates, and fuel prices. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

         The Company is exposed to interest rate risk primarily from its credit agreement with ING (U.S.) Capital LLC in which floating rates are based, at the Company's option, upon either the bank's base rate plus a margin ranging from 1.0% to 2.5% or the London Interbank Offered Rate plus a margin ranging from 2.0% to 3.5%, depending upon performance by the Company. A hypothetical 10% movement in interest rates would have an impact on net income of approximately $187 thousand. In the event of a change of such magnitude, management would likely consider actions to further mitigate its exposure to the change.

          Shortages of fuel, increases in prices or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. Fuel is subject to economic, political and market factors that are outside of the Company's control. The Company has historically been able to recover a portion of high fuel prices from customers in the form of fuel surcharges. The Company from time-to-time will enter into futures contracts and derivative financial instruments to reduce its exposure to fuel price fluctuations. As of December 31, 2001, the Company had 14% of estimated fuel purchases hedged through March 2002. The Company recognized approximately $155 thousand of expense associated with these derivative contracts for the quarter ended December 31, 2001. A hypothetical 10% movement on the price of fuel futures would have an impact on net income of approximately $55 thousand.

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

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (UNAUDITED)


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

ITEM 2.       CHANGES IN SECURITIES - NONE

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

              Celadon Group, Inc. held its regular Annual Meeting of shareholders on November 19, 2001. Proxies representing 6,566,936 shares of Common Stock or 87% of the total outstanding shares voted as follows:

              Proposal I - Election of Directors    Voted For      Vote Withheld
                                                    ---------      -------------

              Stephen Russell                       6,441,958      124,978
              Paul A. Biddelman                     6,552,554       14,382
              Michael Miller                        6,559,155        7,781
              Anthony Heyworth                      6,556,054       10,882
              John Kines                            6,559,155        7,781


ITEM 5.       OTHER INFORMATION - NONE

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits

                  10.29 -- Eighth Amendment Credit Agreement dated December 31, 2001 between the Company and Celadon Trucking Services, Inc. and ING (U.S.) Capital LLC.

              (b) The Company did not file any reports on form 8-K during the three months ended December 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Celadon Group, Inc.
                                                  (Registrant)


                                               /s/Stephen Russell
                                                 Stephen Russell
                                             Chief Executive Officer


                                                  /s/Paul A. Will
                                                    Paul A. Will
                                             Chief Financial Officer


Date: February 14, 2002