Form 10-Q
period 2002-03-31
CELADON GROUP INC
filed 2002-05-15
CIK 865941

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



         [ X ]  QUARTERLY REPORT PURSUANT  TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 2002

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

The number of shares outstanding of the Common Stock ($.033 par value) of the Registrant as of the close of business on May 15, 2002 was 7,645,992.

                               CELADON GROUP, INC.

                                    INDEX TO

                            MARCH 31, 2002 FORM 10-Q


PART I.   FINANCIAL INFORMATION

       Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets as of March 31, 2002 (unaudited)
           and June 30, 2001....................................................................................3

           Condensed Consolidated Statements of Operations (unaudited) -  For the three and nine month periods ended March 31, 2002 and 2001.................................................4

           Condensed Consolidated Statements of Cash Flows (unaudited) -  For the nine month periods ended March 31, 2002 and 2001..........................................................5

           Notes to Condensed Consolidated Financial Statements ................................................6

       Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations......................................................................10

       Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................16

PART II.  OTHER INFORMATION

       Item 1.  Legal Proceedings..............................................................................17

       Item 2.  Changes in Securities .........................................................................17

       Item 3.  Defaults upon Senior Securities ...............................................................17

       Item 4.  Submission of Matters to a Vote of Security Holders............................................17

       Item 5.  Other Information..............................................................................17

       Item 6.  Exhibits and Reports on Form 8-K...............................................................17

                         PART I - FINANCIAL INFORMATION

                               CELADON GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                        MARCH 31,       JUNE 30,
                                                                                          2002            2001
                                                                                          ----            ----
                                                                                       (UNAUDITED)
                                   A S S E T S
Current assets:
     Cash and cash equivalents ....................................................     $     824      $     794
     Trade receivables, net of allowance ..........................................        43,756         49,911
     Accounts receivable - other ..................................................         7,941          5,722
     Prepaid expenses and other current assets ....................................         7,490          9,015
     Tires in service .............................................................         4,210          4,455
     Income tax recoverable .......................................................           ---            597
     Deferred income taxes ........................................................         1,400          1,768
                                                                                        ---------      ---------
          Total current assets ....................................................        65,621         72,262
Property and equipment ............................................................       140,808        144,383
     Less accumulated depreciation and amortization ...............................        45,872         42,481
                                                                                        ---------      ---------
          Net property and equipment ..............................................        94,936        101,902
Tires in service ..................................................................         1,982          2,182
Goodwill ..........................................................................        16,702         16,702
Other assets ......................................................................         3,133          1,868
                                                                                        ---------      ---------
     Total assets .................................................................     $ 182,374      $ 194,916
                                                                                        =========      =========

     L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y

Current liabilities:
     Accounts payable .............................................................     $   4,620      $   4,793
     Accrued expenses .............................................................        23,729         25,898
     Bank borrowings and current maturities of long-term debt .....................         6,222         12,394
     Current maturities of capital lease obligations ..............................        18,285         15,825
     Income tax payable ...........................................................           411            ---
                                                                                        ---------      ---------
          Total current liabilities ...............................................        53,267         58,910
Long-term debt, net of current maturities .........................................        43,741         37,568
Capital lease obligations, net of current maturities ..............................        25,823         39,458
Deferred income tax ...............................................................         6,353          6,892
Minority interest .................................................................            25             25

Stockholders' equity:
     Preferred stock, $1.00 par value, authorized 179,985 shares, issued and
       outstanding zero shares ....................................................           ---            ---
     Common stock, $.033 par value, authorized 12,000,000 shares;  issued 7,789,764           257            257
     Additional paid-in capital ...................................................        59,921         59,923
     Retained deficit .............................................................        (5,440)        (6,058)
     Accumulated other comprehensive loss .........................................          (990)        (1,051)
     Treasury stock, at cost, 143,772 and 250,122 shares at March 31, 2002
       and June 30, 2001, respectively ............................................          (583)        (1,008)
                                                                                        ---------      ---------
     Total stockholders' equity ...................................................        53,165         52,063
                                                                                        ---------      ---------
          Total liabilities and stockholders' equity ..............................     $ 182,374      $ 194,916
                                                                                        =========      =========


     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                              MARCH 31,                    MARCH 31,
                                                              ---------                    ---------
                                                        2002           2001           2002           2001
                                                        ----           ----           ----           ----
Operating revenue ..............................     $  78,737      $  88,234      $ 240,956      $ 263,709
                                                     ---------      ---------      ---------      ---------

Operating expenses:
     Salaries, wages and employee benefits .....        23,394         24,291         70,599         71,070
     Fuel ......................................         7,868          9,652         25,556         30,044
     Operating costs and supplies ..............         6,613          6,651         21,106         19,593
     Insurance and claims ......................         2,820          2,828          8,290          7,231
     Depreciation and amortization .............         3,057          3,925          9,652         11,464
     Rent and purchased transportation .........        27,122         34,016         81,694        101,909
     Cost of products and services sold ........         1,023            716          2,789          1,971
     Professional and consulting fees ..........           389          1,284          1,166          2,326
     Communications and utilities ..............           945            994          2,848          2,976
     Permits, licenses and taxes ...............         1,628          1,659          4,875          4,785
     General, administrative and selling .......         1,691          2,374          5,483          7,453
                                                     ---------      ---------      ---------      ---------
         Total operating expenses ..............        76,550         88,390        234,058        260,822
                                                     ---------      ---------      ---------      ---------

Operating income (loss) ........................         2,187           (156)         6,898          2,887

Other (income) expense:
     Interest income ...........................           (31)           (39)           (85)          (114)
     Interest expense ..........................         1,721          2,425          5,666          7,422
     Other (income) expense, net ...............            24           (128)           115           (230)
     Minority interest in subsidiary loss ......           ---            ---            ---           (344)
                                                     ---------      ---------      ---------      ---------
     Income (loss) before income taxes .........           473         (2,414)         1,202         (3,847)
     Provision (benefit) for income taxes ......           195           (832)           584         (1,240)
                                                     ---------      ---------      ---------      ---------
       Net income (loss) .......................     $     278      $  (1,582)     $     618      $  (2,607)
                                                     =========      =========      =========      =========
Earnings (loss) per Common Share:
     Diluted earnings (loss) per share .........     $    0.04      $   (0.21)     $    0.08      $   (0.34)
     Basic earnings (loss) per share ...........     $    0.04      $   (0.21)     $    0.08      $   (0.34)
Average Shares Outstanding:
     Diluted ...................................         7,762          7,542          7,671          7,685
     Basic .....................................         7,644          7,542          7,597          7,685

                               CELADON GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                          FOR THE NINE MONTHS ENDED
                                                                                  MARCH 31,
                                                                                  ---------
                                                                             2002          2001
                                                                             ----          ----
Cash flows from operating activities:
    Net income (loss) ................................................     $    618      $ (2,607)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization ...............................        9,652        11,464
      Non-cash member and vendor development costs ...................          ---           389
      Minority interest ..............................................          ---          (344)
      Provision for deferred income taxes ............................         (171)          ---
      Provision for doubtful accounts ................................          695           652
      Changes in assets and liabilities:
         Trade receivables ...........................................        5,460        (1,530)
         Accounts receivable -- other ................................       (2,219)          864
         Income tax recoverable ......................................          597          (193)
         Tires in service ............................................          445           520
         Prepaid expenses and other current assets ...................        1,525          (464)
         Other assets ................................................         (637)         (137)
         Accounts payable and accrued expenses .......................       (2,342)          901
         Income taxes payable ........................................          411           ---
                                                                           --------      --------
         Net cash provided by operating activities ...................       14,034         9,515

Cash flows from investing activities:
      Purchase of property and equipment .............................       (9,566)       (4,398)
      Proceeds on sale of property and equipment .....................        7,310        13,990
                                                                           --------      --------
         Net cash provided by investing activities ...................       (2,256)        9,592

Cash flows from financing activities:
      Proceeds from issuances of stock ...............................          423           ---
      Purchase of common stock held in treasury ......................          ---          (997)
      Proceeds from bank borrowings and debt .........................        7,767         7,653
      Payments of bank borrowings and debt ...........................       (8,429)       (8,594)
      Principal payments under capital lease obligations .............      (11,509)      (16,970)
                                                                           --------      --------
         Net cash used for financing activities ......................      (11,748)      (18,908)
                                                                           --------      --------
    Increase in cash and cash equivalents ............................           30           199
    Cash and cash equivalents at beginning of year ...................          794           360
                                                                           --------      --------
    Cash and cash equivalents at end of period .......................     $    824      $    559
                                                                           ========      ========

    Supplemental disclosure of cash flow information
      Interest paid ..................................................     $  5,891      $  7,492
      Income taxes paid ..............................................     $    178      $    103
    Supplemental disclosure of non-cash flow investigating activities:
      Lease obligation incurred in the purchase of equipment .........     $  8,495      $ 16,848

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


2.   ADOPTION OF CHANGES IN ACCOUNTING

          As of July 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption. The transitional impairment test has been completed and as a result there is no adjustment for impairment as of July 1, 2001, the date the Company adopted the provisions of this statement.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)



          In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective July 1, 2001. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:


                                                   FOR THE THREE MONTHS ENDED                 FOR THE NINE MONTHS ENDED
                                                             MARCH 31,                                MARCH 31,
                                                             --------                                 ---------
                                                       2002           2001                       2002            2001
                                                       ----           ----                       ----            ----
                                            (in thousands, except per share amounts)   (in thousands, except per share amounts)
Reported net income (loss)                          $     278      $  (1,582)                  $     618      $  (2,607)
Add:  Goodwill amortization, net of tax                   ---            233                         ---            698
                                                    ---------      ---------                   ---------      ---------
Adjusted net income (loss)                          $     278      $  (1,349)                  $     618      $  (1,909)


Diluted and basic earnings (loss) per share:
Reported net income (loss)                          $    0.04      $   (0.21)                  $    0.08      $   (0.34)
Add:  Goodwill amortization, net of tax                   ---           0.03                         ---           0.09
                                                    ---------      ---------                   ---------      ---------
Adjusted net income (loss)                          $    0.04      $   (0.18)                  $    0.08      $   (0.25)
                                                    =========      =========                   =========      =========

3.   EARNINGS PER SHARE

          The following is a reconciliation of the numerators and denominators used in computing earnings per share (in thousands except for per share amounts):

                                                            FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                                     MARCH 31                       MARCH 31
                                                                     --------                       --------
                                                               2002            2001           2002            2001
                                                               ----            ----           ----            ----
Income (loss) available to common shareholders             $       278     $    (1,582)   $       618     $    (2,607)
                                                           ===========     ===========    ===========     ===========

Basic income (loss) per share:
  Weighted - average number of common
     shares outstanding                                      7,643,936       7,541,909      7,596,983       7,685,100
                                                           ===========     ===========    ===========     ===========
  Basic income (loss) per share                            $      0.04     $     (0.21)   $      0.08     $     (0.34)
                                                           ===========     ===========    ===========     ===========

Diluted income (loss) per share:
  Weighted - average number of common
     shares outstanding                                      7,643,936       7,541,909      7,596,983       7,685,100
  Effect of stock options and other incremental shares         118,382             ---         73,779             ---
                                                           -----------     -----------    -----------     -----------

  Weighted - average number of common shares
     outstanding-diluted                                     7,762,318       7,541,909      7,670,672       7,685,100
                                                           ===========     ===========    ===========     ===========

Diluted income (loss) per share                            $      0.04     $     (0.21)   $      0.08     $     (0.34)
                                                           ===========     ===========    ===========     ===========

          Diluted loss per share for the three and nine months ended March 31, 2001 does not include the anti-dilutive effect of 36 thousand and 50 thousand stock options and other incremental shares, respectively.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


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

                                               FOR THE THREE MONTHS ENDED                   FOR THE NINE MONTHS ENDED
                                                      MARCH 31, 2002                              MARCH 31, 2002
                                                      --------------                              --------------
                                                  (DOLLARS IN THOUSANDS)                      (DOLLARS IN THOUSANDS)
                                          Transportation    E-commerce     Total      Transportation    E-commerce     Total
                                          --------------    ----------     -----      --------------    ----------     -----
Revenue from external customers               $77,021         $ 1,716     $78,737        $236,291        $ 4,665     $240,956
Operating income                                1,908             279       2,187           6,285            613        6,898
Interest income                                   (31)            ---         (31)            (85)           ---          (85)
Interest expense                                1,667              54       1,721           5,612             54        5,666
Other expense                                      24             ---          24             115            ---          115
Income before income taxes                    $   248         $   225     $   473        $    643        $   559     $  1,202

                                               FOR THE THREE MONTHS ENDED                  FOR THE NINE MONTHS ENDED
                                                      MARCH 31, 2001                              MARCH 31, 2001
                                                      --------------                              --------------
                                                  (DOLLARS IN THOUSANDS)                      (DOLLARS IN THOUSANDS)
                                          Transportation    E-commerce     Total      Transportation    E-commerce     Total
                                          --------------    ----------     -----      --------------    ----------     -----
Revenue from external customers               $87,202         $ 1,032     $88,234        $260,536        $ 3,173     $263,709
Operating income (loss)                           890          (1,046)       (156)          5,274         (2,387)       2,887
Interest income                                   (39)            ---         (39)           (114)           ---         (114)
Interest expense                                2,400              25       2,425           7,306            116        7,422
Other income                                     (128)            ---        (128)           (230)          (344)        (574)
Loss before income taxes                      $(1,343)        $(1,071)    $(2,414)       $ (1,688)       $(2,159)    $ (3,847)

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


Information as to the Company's operations by geographic area is summarized below:


                              FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                     MARCH 31, 2002                     MARCH 31, 2000
                                     --------------                     --------------
                                 (DOLLARS IN THOUSANDS)             (DOLLARS IN THOUSANDS)

                                2002                2001           2002               2001
                                ----                ----           ----               ----
    Operating revenue:
    United States             $62,275             $70,786        $190,747           $210,269
    Canada                     11,482              12,623          35,363             38,971
    Mexico                      4,980               4,825          14,846             14,469
                              -------             -------        --------           --------
    Total                     $78,737             $88,234        $240,956           $263,709
                              =======             =======        ========           ========

          The Company's largest customer is DaimlerChrysler, which accounted for approximately 20% of the Company's total truckload revenue for the three months ended March 31, 2002 and 2001. DaimlerChrysler accounted for 20% and 22% of the Company's total truckload revenue for the nine months ended March 31, 2002 and 2001, respectively. The Company transports DaimlerChrysler original equipment automotive parts primarily between the United States and Mexico and DaimlerChrysler after-market replacement parts and accessories within the United States. The Company's agreement with DaimlerChrysler is an agreement for international freight with the Chrysler division, which expires in October 2003. No other customer accounted for more than 10% of the Company's total revenue during any of its two most recent fiscal years.

5.   INCOME TAXES

          Income tax expense (benefit) varies from the amount computed by applying the federal corporate rate of 35% to income before income taxes, primarily due to state income taxes, permanent tax differences and Mexican taxes being based on assets in lieu of income. The effective income tax rate for the nine months ended March 31, 2002 and 2001 were 49% and 32%, respectively.

6.   COMPREHENSIVE INCOME (LOSS)

          Total comprehensive income (loss) was $0.4 million and $(1.5) million for the three months ended March 31, 2002 and 2001, respectively. Total comprehensive income (loss) was $0.7 million and $(2.6) million for the nine months ended March 31, 2002 and 2001, respectively. The difference between the total comprehensive loss and net loss relates to the effect of foreign currency translation adjustments.

7.   ACQUISITION OF FIXED ASSETS

          The Company purchased certain fixed ssets from Foothill Capital, a secured lender to Burlington Motor Carriers ("Burlington"), which included primarily tractors and trailers. In conjunction with the purchase of the approximately 300 tractors and 900 trailers, the Company incurred $7.5 million in notes payable related to the transaction.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SALE OF SUBSIDIARY

          In June 2001, the Company sold certain assets and the owner operator and agent contracts of Cheetah Transportation, Inc. ("Cheetah"), a wholly owned subsidiary of the Company. Cheetah was a flatbed truckload carrier operating out of Mooresville, NC. The Company incurred a $3.7 million loss on the disposition of Cheetah, which included a non-cash charge of $3.2 million, related to the net book value of goodwill and other intangible assets. For the three and nine months ended March 2001, Cheetah contributed approximately $6.9 million and $21.2 million respectively, to operating revenue. For the three and nine months ended March 2001, Cheetah contributed approximately $286 thousand and $734 thousand respectively, in operating income.

ACQUISITION OF FIXED ASSETS

          The Company purchased certain fixed assets from Foothill Capital, a secured lender to Burlington Motor Carriers ("Burlington"), which included primarily tractors and trailers. In conjunction with the purchase of the approximately 300 tractors and 900 trailers, the Company incurred $7.5 million in notes payable related to the transaction.

RESULTS OF OPERATIONS

          The following table sets forth the percentage relationship of revenue and expense items to operating revenues for the periods indicated:

                                                                 PERCENTAGE OF OPERATING REVENUES
                                                     FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                                              MARCH 31,                    MARCH 31,
                                                              ---------                    ---------
                                                         2002          2001           2002          2001
                                                         ----          ----           ----          ----
Operating Revenues .............................          100%          100%           100%          100%

Operating expenses
     Salaries, wages and employee benefits .....         29.7%         27.5%          29.3%         27.0%
     Fuel ......................................         10.0%         10.9%          10.6%         11.4%
     Operating costs and supplies ..............          8.4%          7.5%           8.8%          7.4%
     Insurance and claims ......................          3.6%          3.2%           3.4%          2.7%
     Depreciation and amortization .............          3.9%          4.4%           4.0%          4.3%
     Rent and purchased transportation .........         34.4%         38.6%          33.9%         38.6%
     Communications and utilities ..............          1.2%          1.1%           1.2%          1.1%
     Permits, licenses and taxes ...............          2.1%          1.9%           2.0%          1.8%
     Other .....................................          3.9%          4.2%           3.9%          4.6%
                                                        -----         -----          -----         -----

Total operating expenses .......................         97.2%        100.2%          97.1%         98.9%
                                                        -----         -----          -----         -----
Operating income ...............................          2.8%         (0.2)%          2.9%          1.1%
                                                        =====         =====          =====         =====

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2001

          Revenue. Consolidated revenue decreased by $9.5 million, or 11%, to $78.7 million for fiscal 2002 from $88.2 million for fiscal 2001. Revenue for fiscal 2001 included revenue from Cheetah and higher pass-through revenues related to the Mexican portion of transportation. Adjusted for these items and fuel surcharges, last year's consolidated revenue would have been $76.7 million. On a comparable basis, excluding Cheetah and the pass-through revenues in the prior year, revenue for the March 2002 quarter represented an increase of $2.0 million, or approximately 3%. This increase is primarily related to an increase in mileage for the startup of a local shuttle operation. Revenue for TruckersB2B was approximately $1.7 million in fiscal 2002 compared to $1.0 million in fiscal 2001. The TruckersB2B revenue for the March 2002 quarter represents over $46 million in purchases made by its member companies through the TruckersB2B network.

          The Company's fleet remained constant at 2,625 tractors, including 834 owner-operated tractors at March 31, 2002 compared to 976 owner-operated tractors at March 31, 2001. The decrease in tractors related to the sale of Cheetah was offset by the addition of tractors related to the acquisition of Burlington tractors from Foothill Capital.

          Operating Income. Consolidated operating income increased by $2.4 million, to $2.2 million in fiscal 2002 from a loss of $0.2 million in fiscal 2001. The increase in operating income was primarily a result of decreased rent and purchased transportation expense, fuel expense, professional fees and depreciation and amortization expense. The Company's operating ratio, which expresses operating expenses as a percentage of operating revenue improved from 100.2% in fiscal 2001 to 97.2% in fiscal 2002.

          Salaries, wages and benefits were 29.7% of operating revenues for the three month period ending March 31, 2002 compared to 27.5% for the same period in 2001. This increase is primarily related to driver pay for a local shuttle operation. In addition, the Cheetah revenue and Mexican pass through revenue decreased the percentage of revenue in fiscal 2001.

          Fuel decreased to 10.0% of revenue in the first quarter of fiscal 2002 compared to 10.9% in the first quarter of fiscal 2001. Fuel prices declined approximately $0.17 per gallon in the March 2002 quarter compared to the March 2001 quarter. In fiscal 2001, the increased revenue for Cheetah and pass-through revenue resulted in a decreased percentage of revenue relative to Company driven fleet miles.

          Insurance and claims expense was 3.6% in fiscal 2002 compared to 3.2% for fiscal 2001. Insurance consists of premiums for liability, physical damage and cargo damage. The Company's insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts the Company considers adequate. The Company accrues for the uninsured portion of claims based on known claims and historical experience.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


          Rent and purchased transportation decreased to 34.4% of revenue in fiscal 2002 from 38.6% in fiscal 2001. The decrease in fiscal 2002 is primarily related to reduced owner-operator expense caused by the sale of Cheetah. Also, as pass-through revenue related to the Mexico portion of loads decreased, the pass-through purchased transportation expense has also decreased. To offset these decreases, trailer costs have risen slightly as the Company continues to phase out 48-foot trailers and replace with 53-foot trailers. In addition, tractor costs have increased as most new tractors added since March 31, 2001 have been operating leases on a four year trade cycle.

          Net interest expense decreased by $0.7 million, or 29%, to $1.7 million in fiscal 2002 from $2.4 million in fiscal 2001. The decrease was primarily the result of reduced borrowings and reduced interest rates under the Company's credit facilities.


NINE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THE NINE MONTHS ENDED MARCH 31, 2001

          Revenue. Consolidated revenue decreased by $22.7 million, or 9%, to $241.0 million for fiscal 2002 from $263.7 million for fiscal 2001. Revenue for fiscal 2001 included revenue from Cheetah and higher pass-through revenues related to the Mexican portion of transportation. Adjusted for these items, last year's consolidated revenue would have been $233.4 million. On a comparable basis, excluding Cheetah and the pass-through revenues in the prior year, revenue for the nine months ended March 2001 represented an increase of $7.6 million, or approximately 3%. This increase is primarily mileage related to the startup of a local shuttle operation. Revenue for TruckersB2B was approximately $4.7 million in fiscal 2002 compared to $3.2 million in fiscal 2001. The TruckersB2B revenue for the nine months ended March 2001 represents over $130 million in purchases made by its member companies through the TruckersB2B network.

          The Company's fleet remained steady at 2,625 tractors, including 834 owner-operated tractors at March 31, 2002 compared to 976 owner-operated tractors at March 31, 2001. . The decrease in tractors related to the sale of Cheetah was offset by the addition of tractors related to the acquisition of Burlington tractors from Foothill Capital.

          Operating Income. Consolidated operating income increased by $4.0 million, or 138%, to $6.9 million in fiscal 2002 from $2.9 million in fiscal 2001. The increase in operating income was primarily a result of decreased fuel, decreased rent and purchased transportation and decreased depreciation and amortization expense offset by increased insurance expenses. The Company's operating ratio, which expresses operating expenses as a percentage of operating revenue improved from 98.9% in fiscal 2001 to 97.1% in fiscal 2002.

          Salaries, wages and benefits were 29.3% of operating revenues for the nine month period ending March 31, 2002 compared to 27.0% for the same period in 2001. This increase is primarily related to driver pay for a local shuttle operation. In addition, the Cheetah revenue and Mexican pass through revenue decreased the percentage of revenue in fiscal 2001.

          Fuel decreased to 10.6% of revenue for fiscal 2002 compared to 11.4% in fiscal 2001. Fuel prices have declined approximately $0.25 for the nine months ended March 31, 2002 compared to March 31, 2001. In fiscal 2001, the increased revenue for Cheetah and pass-through revenue resulted in a decreased percentage of revenue relative to Company driven fleet miles.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


          Insurance and claims expense was 3.4% in fiscal 2002 compared to 2.7% for of fiscal 2001. Insurance consists of premiums for liability, physical damage and cargo damage. The Company's insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts the Company considers adequate. The Company accrues for the uninsured portion of claims based on known claims and historical experience. The liability premiums, which were renewed effective May 11, 2001, increased significantly year-over-year.

          Rent and purchased transportation decreased to 33.9% of revenue for the nine month period ending March 31, 2002 from 38.6% for the same period in 2001. The decrease in fiscal 2002 is primarily related to reduced owner-operator expense caused by the sale of Cheetah. Also, as pass-through revenue related to the Mexico portion of loads decreased, the pass-through purchased transportation expense has also decreased. To offset these decreases, trailer costs have risen slightly as the Company continues 48-foot trailers and replace with 53-foot trailers. In addition, tractor costs have increased as most new tractors have been operating leases on a four year trade cycle.

          Net interest expense decreased by $1.7 million, or 23%, to $5.7 million in fiscal 2002 from $7.4 million in fiscal 2001. The decrease was primarily the result of reduced borrowings and reduced interest rates under the Company's credit facilities.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


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

          The Company's primary source of cash flow for fiscal 2002 was provided by operating activities. The net cash provided by operations in the nine months ending March 31, 2002 was $14.0 million compared to $9.5 million in the same period in 2001. The increase in fiscal 2002 was the result of increase in profitability, a reduction in the day's sales outstanding in trade receivables and the collection of the Cheetah trade receivables offset by an increase in accounts receivable other and a reduction of accrued expenses.

          Net cash provided by investing activities decreased to $5.2 million in fiscal 2002 from $9.6 million in fiscal 2001. This primarily relates to the purchase and sale of revenue equipment as the Company continues to trade older equipment for new equipment. As of March 31, 2002, the Company had $1.6 million of revenue equipment on order.

          Net cash used in financing activities was $19.2 million in fiscal 2002 compared to $18.9 million in fiscal 2001. Financing activity generally represents bank borrowings (payment and proceeds) and payment of capital lease obligations. As of March 31, 2002, the Company had outstanding debt of $94.1 million. This debt consists of $44.1 million of capital lease obligations, $13.3 million of term loan debt, $22.9 million of revolver loan debt, $5.4 million of mortgage debt relating to equipment, $7.5 million of notes payable relating to the Burlington equipment purchased from Foothill Capital and $0.9 million of other debt. Interest rates on this debt range from 5.8% to 8.0%.

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

          Standby letters of credit, not reflected in the accompanying consolidated financial statements, aggregated approximately $2.8 million at March 31, 2002.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


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

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)



ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company is exposed to various market risks, including changes in foreign currency exchange rates, interest rates, and fuel prices. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

          The Company is exposed to interest rate risk primarily from its credit agreement with ING (U.S.) Capital LLC in which floating rates are based, at the Company's option, upon either the bank's base rate plus a margin ranging from 1.0% to 2.5% or the London Interbank Offered Rate plus a margin ranging from 2.0% to 3.5%, depending upon performance by the Company. A hypothetical 10% movement in interest rates would have an impact on net income of approximately $198 thousand. In the event of a change of such magnitude, management would likely consider actions to further mitigate its exposure to the change.

          Shortages of fuel, increases in prices or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. Fuel is subject to economic, political and market factors that are outside of the Company's control. The Company has historically been able to recover a portion of high fuel prices from customers in the form of fuel surcharges. The Company from time-to-time will enter into futures contracts and derivative financial instruments to reduce its exposure to fuel price fluctuations. As of March 31, 2002, the Company had 25% of estimated fuel purchases hedged through August 2002. The Company recognized approximately $64 thousand of income associated with these derivative contracts for the quarter ended March 31, 2002. A hypothetical 10% movement on the price of fuel futures would have an impact on net income of approximately $75 thousand.

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

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


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

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5.       OTHER INFORMATION - NONE

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits - none

          (b) The Company did not file any reports on form 8-K during the three months ended March 31, 2002.

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


Date: May 15, 2002