Form 10-K
period 2002-06-30
CELADON GROUP INC
filed 2002-09-30
CIK 865941

--------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

          [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2002
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of the
                         SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from _______ to _______

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of September 25, 2002,the aggregate market value of the Common Stock ($0.033 par value) held by non-affiliates of the registrant (6,207,007 shares) was approximately $70,075,000 (based upon the closing price of such stock on September 25, 2002). The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant. The number of shares outstanding of the Common Stock of the registrant as of the close of business on September 25, 2002 was 7,682,775.

                       Documents Incorporated by Reference
       Part III of Form 10-K - Portions of Definitive Proxy Statement for
                    the 2002 Annual Meeting of Stockholders

                               CELADON GROUP, INC.
                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I

         ITEM 1.    Business................................................. 3
         ITEM 2.    Properties............................................... 9
         ITEM 3.    Legal Proceedings........................................ 9
         ITEM 4.    Submission of Matters to a Vote of Security Holders...... 9

PART II

         ITEM 5.    Market for Registrant's Common Equity and Related
                        Stockholder Matters..................................10
         ITEM 6.    Selected Financial Data..................................11
         ITEM 7.    Management's Discussion and Analysis of Financial
                        Condition and Results of Operations..................12
         ITEM 7A.   Quantitative and Qualitative Disclosures About
                        Market Risk..........................................18
         ITEM 8.    Financial Statements and Supplementary Data..............19
         ITEM 9.    Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure..................48

PART III

         ITEM 10.   Directors and Executive Officers of the Registrant.......48
         ITEM 11.   Executive Compensation...................................48
         ITEM 12.   Security Ownership of Certain Beneficial Owners
                        And Management.......................................48
         ITEM 13.   Certain Relationships and Related Transactions...........48
         ITEM 14.   Controls and Procedures..................................48

SIGNATURES...................................................................49

CERTIFICATIONS...............................................................50

PART IV

         ITEM 15.   Exhibits, Financial Statement Schedules and Reports
                        On Form 8-K..........................................51

INDEX TO EXHIBITS............................................................55

                                     PART I

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information in Items 1, 3, 7, 7A and 8 of this Form 10-K constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You can identify such statements by the fact that they do not relate strictly to historical or current facts. These statements use words such as "believe", "expect", "should", "expects", "estimates", "planned", "outlook", "goal" and "anticipate." Because forward-looking statements involve risks and uncertainties, the Company's actual results may differ materially from the results expressed or implied by the forward-looking statements. While it is impossible to identify all factors that may cause actual results to differ, the risks and uncertainties that may affect the Company's business, performance and results of operations include the factors listed on Exhibit 99.3 to this report, which is incorporated herein by reference. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-K.

         All such forward-looking statements speak only as of the date of this Form 10-K. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

         References to the "Company", "we", "us", "our" and words of similar import refer to Celadon Group, Inc. and its subsidiaries.

ITEM 1. BUSINESS

          Incorporated in 1986, we are one of the largest truckload carriers in North America, with dedicated operations in the United States, Mexico and Canada. Our focus is to excel in service, safety and technology as we move time-sensitive freight in and between the North American Free Trade Agreement ("NAFTA") countries. In fiscal year 2002, we transported approximately 110,000 trailers across the United States-Mexico border and approximately 50,000 across the United States-Canada border. We believe the Company is a leader in our industry in cross-border movements within the NAFTA countries. Our strategically located terminals and experience with different languages, cultures and border crossing requirements, we believe, provide us with a competitive advantage in the international trucking marketplace. These cross-border shipments represented over 50% of our trucking revenue in fiscal 2002 and the balance is domestic throughout the United States with first class customers.

          In recent years, we have focused on returning to and sustaining profitability. We have added several experienced managers during 2000 and 2001, and cost reductions have been implemented to integrate the acquisitions made in the late 1990's. A lower cost base from corporate integration and restructuring, coupled with improvements in service, safety and technology, allowed us to absorb approximately 15 percent of additional revenue in March 2002 on an immediately accretive to earnings basis. Our strategy is to maintain a leadership position in cross-border shipments, broaden our domestic position through selective opportunistic acquisitions, and continue our emphasis on service, safety and technology.

          In December 2001, the United States Congress enacted legislation providing for the opening of the Mexican border consistent with NAFTA, which was approved in December 1994. The opening of the border, expected in the near future, will for the first time permit Mexican drivers to move loads without restrictions between Mexico and points in the United States. We have extensive experience with the management of drivers in Mexico, through our ownership of Jaguar, our Mexico City-based subsidiary. We expect to take advantage of the border opening by utilizing lower cost drivers on shipments to and from Mexico.

SERVICE

         With our focus on time-sensitive, van truckload operations in and between the United States, Canada, and Mexico, the NAFTA countries, we play an integral role in our customers' supply chain management. We offer point-to-point, on-time, just-in-time, team service to meet the expectations of our service-oriented customers. With the addition of Zipp Express in 1999 and certain assets of Burlington Motor Carriers in 2002, we have significantly improved our lane density, customer base and service offerings.

SAFETY

         We have made safety a priority since 1999. Hours-of-service issues, log violations, and reportable accidents and incidents have all been significantly reduced. In August 2001, The Trucker magazine ranked us as the public truckload carrier with the best Department of Transportation rating. We were also recognized in March 2002 as the third best large fleet in America at the Truckload Carrier Conference, the trucking industry's most recognized trade group. As a result of our improved safety record, we were approved in July 2002 by the Department of Transportation for self-insured status.

TECHNOLOGY

         We use state-of-the-art technology for customer service, dispatch, equipment control, driver communications, electronic data interchange and administrative purposes. All of our tractors are equipped with Qualcomm mobile communication terminals, which allow information to be passed to and from the driver via satellite instantaneously. Customer order information, load tracking, and service performance are all monitored using the latest in mobile communication technology. Our ability to capture data also allows customers to track their own shipments utilizing CelaTrac, a proprietary Internet based tracking system. We believe that these network optimization tools and our ability to monitor engine performance on a real time basis by satellite technology allow us to reduce operating expenses. In December 2000, we also implemented document imaging. All key documents are scanned so that customers can retrieve information via the Internet, e-mail or facsimile 24 hours a day, 7 days a week.

TRUCKERSB2B

          In early 2000, we created TruckersB2B, Inc., a "business-to-business" membership group that allows the smaller carriers in the trucking industry to achieve cost savings on various purchases. There are approximately 11,500 fleets, representing 360,000 tractors, participating as members as of June 2002 (12,750 fleets as of September 30, 2002). Fuel, tires, satellite systems, financing and other items are vendor products that are offered. Over $6.5 million in rebates have been paid out to members since inception. After expensing a loss of $6.2 million, before taxes, to start the business, TruckersB2B has been profitable since April of 2001.

INDUSTRY OVERVIEW

         The full truckload market is defined by the quantity of goods, generally over 10,000 pounds, shipped by a single customer point-to-point and is divided into several segments by the type of trailer used to transport the goods. These segments include van, temperature-controlled, flatbed, and tank carriers. We participate in the North American van truckload market. We previously competed in the flatbed market through our ownership of Cheetah, which was sold in June 2001. The markets within the United States, Canada, and Mexico are fragmented, with many competitors.

         Transportation of goods by truck between the United States, Canada, and Mexico is subject to the provisions of NAFTA. United States and Canadian based carriers may operate within both countries. United States and Canadian carriers are not allowed to operate within Mexico, and Mexican carriers are not allowed to operate within the United States and Canada, in each case except for a 26-kilometer band along either side of the Mexican border. Trailers may cross all borders.

         Transportation of goods between the United States or Canada and Mexico consists of three components: (i) transport from the point of origin to the Mexican border, (ii) drayage, which is transportation across the border, and
(iii) transportation from the border to the final destination. We are one of a limited number of trucking companies that participates in all three segments of this cross border market, providing true door-to-door carriage.

         TruckersB2B is a business-to-business savings program, for small and mid-sized fleets. Competitors include other large trucking companies and other business-to-business buying programs.

OPERATIONS AND MARKETING

         We approach our trucking operations as an integrated effort of marketing, customer service, and fleet management. Our customer service and marketing personnel emphasize both new account development and expanded service for current customers. Customer service representatives provide day-to-day contact with customers, while the sales force targets freight that will increase lane density.

         We provide and arrange for long-haul, point-to-point, time sensitive, full truckload transport of goods between the United States, Canada and Mexico. Most international shipments are carried on through-trailer service on U.S. or Canadian trailers. Mexican carriers also use our trailers. As a result, we maintain an above average trailer-to-tractor ratio. We utilized 2,568 tractors (of which 512 were owner operators and 200 were lease-purchase owner operators) and 6,758 trailers as of June 30, 2002.

         Our success is largely dependent upon the success of our operations in Mexico and Canada, and we are subject to risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of the countries in which we do business, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and United States export and import laws and social, political and economic instability. Additional risks associated with our foreign operations, including restrictive trade policies and imposition of duties, taxes or government royalties by foreign governments, are present but largely mitigated by the terms of NAFTA. Information regarding the Company's revenue derived from foreign external customers and long-lived assets located in foreign countries is set forth in Note 12 to the consolidated financial statements filed as part of this report.

         We target large service-sensitive customers with time-definite delivery requirements throughout the United States, Canada and Mexico. Our customers frequently ship in the north-south lanes (i.e., to and from locations in Mexico and locations in the United States and Eastern Canada). The sales and marketing personnel in our offices work together to source northbound and southbound transport, in addition to other transportation solutions. We currently service in excess of 3,700 trucking customers. Our premium service to these customers is enhanced by a high trailer-to-tractor ratio, state-of-the-art technology, well-maintained, late-model tractors and trailers, and 24/7 dispatch and reporting services. The principal types of freight transported include automotive parts, paper products, manufacturing parts, semi-finished products, textiles, appliances, retail and toys.

         Our largest customer is DaimlerChrysler, which accounted for approximately 19%, 20% and 24% of our total revenue for fiscal 2002, 2001 and 2000, respectively. In the fourth quarter in fiscal 2002, DaimlerChrysler accounted for approximately 16% of our revenue. We transport DaimlerChrysler original equipment automotive parts primarily between the United States and Mexico, and DaimlerChrysler after-market replacement parts and accessories within the United States. We have an agreement with DaimlerChrysler for international freight for the Chrysler division, which expires in October 2003. No other customer accounted for more than 10% of our total revenue during any of our three most recent fiscal years.

         Our TruckersB2B subsidiary provides discounted fuel, tires, and other products and services to small and medium-sized trucking companies through its website, www.truckersb2b.com. TruckersB2B provides small and medium-sized trucking company members with the ability to cut costs, and thereby compete more effectively and profitably with the larger fleets.

DRIVERS AND PERSONNEL

         At June 30, 2002, we employed 2,975 persons, of whom 2,044 were drivers, 175 were truck maintenance personnel and 756 were administrative personnel. None of our U.S. or Canadian employees are represented by a union or a collective bargaining unit.

         Driver recruitment, retention, and satisfaction are essential components of our success. Drivers are selected in accordance with specific guidelines, relating primarily to safety records, driving experience, and personal evaluations, including a physical examination and mandatory drug testing. Our drivers attend an orientation program and ongoing driver efficiency and safety programs.

         Owner-operators are independent contractors who are utilized through a contract with us to supply one or more tractors and drivers for our use. Owner-operators must pay their own tractor expenses, fuel, maintenance and driver costs and must meet our specified guidelines with respect to safety. The lease-purchase program provides owner operators the opportunity to lease-to-own a tractor from the Company. As of June 30, 2002, there were 512 owner-operator tractors and 200 lease-purchase owner-operator tractors providing a combined 28% of our tractor capacity.

REVENUE EQUIPMENT

         Our equipment strategy is to utilize premium late-model tractors, maintain a high trailer-to-tractor ratio, actively manage equipment throughout its life cycle and employ a comprehensive service and maintenance program.

         Our fleet is comprised of tractors manufactured by Freightliner, Volvo and Peterbilt to our specifications, which we believe helps to attract and retain drivers and to minimize maintenance and repair costs.

         As of June 30, 2002, the average age of our owned and leased tractors and trailers was approximately 2.3 and 4.8 years, respectively. We utilize a comprehensive maintenance program to minimize downtime and control maintenance costs. Centralized purchasing of spare parts and tires, and centralized control of over-the-road repairs are also used to control costs. We generally replace our tractors every four to five years, although we retain some older tractors for use on shorter haul routes (including drayage) where they can be utilized more economically. We further reduce exposure to declines in the resale value of our equipment by entering into agreements with certain manufacturers providing for pre-established resale values upon trade-in of existing equipment.

         The following table shows our revenue equipment by type and model year at June 30, 2002:

               MODEL YEAR        TRACTORS       TRAILERS
               ----------        --------       --------
                  2003                85            ---
                  2002               104            ---
                  2001               430            312
                  2000               733          1,059
                  1999               319          1,121
                  1998               244            743
                  1997                42            305
                  1996                52          1,799
                  1995                14            957
                Pre-1995              33            462
                                   -----          -----
                  Total            2,056          6,758
                                   =====          =====

         We maintain a 2.6 to 1 trailer-to-tractor ratio (including owner-operator equipment) in order to provide availability in Mexico and to allow us to leave trailers with our high volume shippers to load and unload at their convenience. As of June 30, 2002, we had 139 tractors on order for delivery in fiscal 2003. Additional growth in the tractor and trailer fleet beyond our existing orders will require additional sources of financing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."


FUEL

         We purchase the majority of our fuel through a network of over 100 fuel stops throughout the United States and Canada. We have negotiated discounted pricing based on certain volume commitments with these fuel stops. We maintain bulk fueling facilities in Indianapolis, Indiana, Laredo, Texas, and Kitchener, Ontario, Canada to further reduce fuel costs.

         Shortages of fuel, increases in prices or rationing of petroleum products can have a materially adverse effect on our operations and profitability. Fuel is subject to economic, political and market factors that are outside of our control. We have historically been able to recover a portion of high fuel prices from customers in the form of fuel surcharges. However, a portion of the fuel expense increase was not recovered during fiscal years 2001 and 2000. This was due to several factors: the base fuel price levels which determine when surcharges are collected, truck idling, empty miles between freight shipments, and out-of-route miles. We cannot predict whether high fuel price levels will occur in the future or the extent to which fuel surcharges will be collected to offset such increases.

         We from time-to-time will enter into derivative financial instruments to reduce our exposure to fuel price fluctuations. As of June 30, 2002, we had 17% and 13% of estimated fuel purchases hedged through August 2002 and January 2003, respectively. We recognized approximately $100,000 of expense associated with these derivative contracts for the year ended June 30, 2002.


 COMPETITION

         While the truckload industry is highly competitive and fragmented, we are one of a limited number of companies that is able to provide or arrange for door-to-door transport service between points in the United States, Canada and Mexico. Although both service and price drive competition in the premium long-haul, time sensitive portion of the market, we rely primarily on our high level of service to attract customers. This strategy requires us to focus on market segments that employ just-in-time inventory systems and other premium services. Competitors include other long-haul truckload carriers and, to a lesser extent, medium-haul truckload carriers and railroads.


REGULATION

         Our operations are regulated and licensed by various United States federal and state, Canadian provincial and Mexican federal agencies. Interstate motor carrier operations are subject to safety requirements prescribed by the United States Department of Transportation. Such matters as weight and equipment dimensions are also subject to United States federal and state regulation and Canadian provincial regulations. We operate in the United States throughout the 48 contiguous states pursuant to operating authority granted by the Federal Highway Administration, in various Canadian provinces pursuant to operation authority granted by the Ministries of Transportation and Communications in such provinces, and within Mexico pursuant to operating authority granted by Secretaria de Communiciones y Transportes. To the extent that we conduct operations outside the United States, we are subject to the Foreign Corrupt Practices Act, which generally prohibits United States companies and their intermediaries from bribing foreign officials for the purpose of obtaining or retaining favorable treatment.


CARGO LIABILITY, INSURANCE, AND LEGAL PROCEEDINGS

         We are a party to routine litigation incidental to our business, primarily involving claims for bodily injury or property damage incurred in the transportation of freight. We are responsible for the safe delivery of cargo. As of July 2002, we are self-insured on auto liability claims for the first one million dollars of an accident claim and for this year Celadon is also responsible for a one million dollar aggregate corridor deductible on the second one million dollar layer of auto liability insurance coverage, plus administrative expenses, for each occurrence involving personal injury or property damage. We are also self-insured for our physical damage losses, and workers compensation losses and responsible for the first $100,000 on cargo claims. We maintain separate insurance in Mexico consisting of bodily injury and property damage coverage with acceptable deductibles. Management believes our uninsured exposure is reasonable for the transportation industry. Consequently, we do not believe that the litigation and claims experienced will have a material impact on our financial position or results of operations.

SEASONALITY

         To date, our revenues have not shown any significant seasonal pattern. However, because our primary traffic lane is between the Midwest United States and Mexico, winter generally may have an unfavorable impact upon our results of operations. Also, many manufacturers close or curtail their operations during holiday periods and observe vacation shutdowns, which may impact our operations in any particular period.


ITEM 2.  PROPERTIES

         The Company operates an international network of eighteen terminal locations, including facilities in Laredo and El Paso, Texas, which are the two largest inland freight gateway cities between the United States and Mexico. Operating terminals are currently located in the following cities:

                   UNITED STATES                                      MEXICO                           CANADA
                   -------------                                      ------                           ------
Baltimore, MD (L)          Indianapolis, IN (L)      Guadalajara (L)        Queretaro (L)       Kitchener, ON (L)
Dallas, TX (2)(O)          Laredo, TX (2) (O)        Mexico City (L)        Tijuana (L)
Detroit, MI (L)            Louisville, KY (L)        Monterrey (L)
E. Peoria, IL (L)                                    Nuevo Laredo (L)
El Paso, TX (O)                                      Puebla (L)

Owned Property (O)  Lease Property (L)

         Both the Laredo and Indianapolis facilities include administrative functions, lounge and sleeping facilities for drivers, parking, fuel and truck washing facilities. The Company's executive and administrative offices occupy four buildings located on 30 acres of property in Indianapolis, Indiana.


ITEM 3.  LEGAL PROCEEDINGS

         See discussion under "Cargo Liability, Insurance, and Legal Proceedings" in Item 1, and Note 10 to the consolidated financial statements, "Commitments and Contingencies."


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted for a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2002.

                                     PART II



ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Since January 24, 1994, the date of the initial public offering of the Company's Common Stock, the Common Stock has been quoted through the Nasdaq National Market under the symbol "CLDN." The following table sets forth the high and low reported sales price for the Common Stock as quoted through the Nasdaq National Market for the periods indicated.

                        FISCAL 2001                  HIGH              LOW
                        -----------                  ----              ---

         Quarter ended September 30, 2000            $15.25            $6.88

         Quarter ended December 31, 2000              $8.00            $2.88

         Quarter ended March 31, 2001                 $8.68            $2.75

         Quarter ended June 30, 2001                  $5.27            $2.88

                        FISCAL 2002
                        -----------

         Quarter ended September 30, 2001             $4.26            $2.98

         Quarter ended December 31, 2001              $6.05            $3.30

         Quarter ended March 31, 2002                 $7.00            $4.62

         Quarter ended June 30, 2002                 $13.99            $5.85

         On September 25, 2002, there were approximately 2,100 holders of the Company's Common Stock, and the closing price of the Company's Common Stock was $11.29.

The following table summarizes the Company's equity compensation plans as of June 30, 2002:

                                                                                                           (c)Number of securities
                                                                                                             remaining available
                                                                                                             for future issuance
                                            (a)Number of securities           (b)Weighted-average               under equity
                                            issued upon exercise of            exercise price of             compensation plans
                                             outstanding options,             outstanding options,          (excluding securities
Plan Category                                 warrants and rights             warrants and rights         reflected in column (a))
-------------                                 -------------------             -------------------         ------------------------
Equity compensation plans
    approved by security holders                    950,351                          $6.45                           437
Equity compensation plans not
    approved by security holders                Not applicable                   Not applicable                Not applicable


DIVIDEND POLICY

         The Company has not paid cash dividends on its Common Stock as a public company and has no present intention of paying cash dividends on its Common Stock in the foreseeable future. Moreover, pursuant to its existing credit agreements, the Company and certain of its subsidiaries may pay cash dividends only up to certain specified levels and only if certain financial ratios are met.

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

                                                                       FISCAL YEAR ENDED JUNE 30,
                                                        (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS AND RATIOS)
                                                       2002         2001             2000              1999          1998
                                                       ----         ----             ----              ----          ----
Statement of Operations Data:
Operating revenue                                  $336,999     $351,818         $351,569          $281,829      $229,928
Operating expense                                   326,454      347,470          342,725           266,538       214,124
                                                   --------     --------         --------          --------      --------

Operating income                                     10,545        4,348  (2)       8,844   (3)      15,291        15,804
Interest expense net....................              7,487        9,280            9,238             7,385         5,905
Other expense (income)..................                134         (331)             256                85           (12)
Minority interest in subsidiary.........                ---         (331)            (547)              ---           ---
Loss on disposition of flatbed division                 ---        3,692              ---               ---           ---
Loss on disposition of equipment........                ---          ---            3,266               ---           ---
                                                   --------     --------         --------          --------      --------
Income (loss) before income taxes.......              2,924       (7,962)          (3,369)            7,821         9,911
  Provision for income taxes (benefit)                1,215       (2,626)          (1,328)            2,980         3,902
                                                   --------     --------         --------          --------      --------
Net income (loss) ......................             $1,709      $(5,336)         $(2,041)           $4,841        $6,009
                                                   ========     =========        ========          ========      ========
Diluted earnings (loss per share):
  Net income (loss) (1).................              $0.22       $(0.70)          $(0.26)            $0.62         $0.78
                                                   ========     =========        ========          ========      ========
Average diluted shares outstanding......              7,753        7,649            7,777             7,784         7,752

Balance Sheet Data:
  Working capital ......................            $12,905      $13,352          $22,087           $20,115       $18,027
  Total assets  ........................            190,031      194,916          215,322           188,759       194,777
  Long-term debt  ......................             68,371       77,026           92,659            71,580        82,843
  Stockholders' equity..................             53,916       52,063           58,407            57,306        52,322

Other Financial Data:
  Operating Ratio (4)...................               96.9%        98.8%            97.5%             94.6%         93.1%
  EBITDA (5)............................            $24,235      $19,757          $23,365           $28,452       $28,693
  Capital Expenditures, net.............             (5,277)      (9,699)          (2,434)           (3,129)       (1,066)
  Capital Expenditures, gross...........              6,374        6,047           11,971             7,643         3,623

--------------
(1) Calculation of diluted net income (loss) per common share for the 2001 and 2000 periods are anti-dilutive.
(2) Includes expenses of $800,000 related to write-off of deferred initial public offering costs for TruckersB2B.
(3)  Includes operating loss of $4.7 million related to TruckersB2B.
(4) Operating ratio is defined as total operating expenses as a percentage of total operating revenues.
(5) EBITDA is defined as operating income plus depreciation and amortization. The Company has included data with respect to EBITDA because it is commonly used as a measurement of financial performance by investors to analyze and compare companies on the basis of operating performance. EBITDA is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered an alternative to operating income, as determined in accordance with GAAP, as an indicator of our operating performance, or to cash flows from operating activities, as determined in accordance with GAAP, as a measurement of the Company's liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Celadon Group, Inc., through its operating subsidiaries, provides truckload transportation services in and between the NAFTA countries of the United States, Mexico and Canada. We deliver our services through a network of owned and leased tractors and, to a lesser extent, independent owner-operators. We excel in service, safety and technology as we move time-sensitive freight in and between the United States, Canada and Mexico.

         Consistent with our focus on technology to improve our core businesses, we also operate TruckersB2B, Inc., a profitable e-procurement business that passes on volume purchasing power to more than 11,500 member fleets to provide discounts on fuel, tire and other related services.

         We continually evaluate our acquisition opportunities in order to expand our core business and improve the quality of our customer service. We believe that current economic conditions will lead to additional consolidation in the industry, and we feel that we are well positioned to take advantage of that consolidation. Consistent with our strategy, we have made several strategic acquisitions in recent years, including the acquisition of Zipp Express in 1999 and the acquisition of certain assets of Burlington Motor Carriers in 2002, each as described in more detail below. We believe these acquisitions have significantly improved our lane density, customer base, service offerings and operating results.

RECENT ACQUISITIONS AND DIVESTITURES

         We purchased, in March 2002, certain fixed assets of Burlington Motor Carriers, consisting primarily of approximately 300 tractors and 900 trailers, and we incurred $7.5 million in notes payable related to the transaction.

         In June 2001, we sold certain assets and the owner-operator and agent contracts of Cheetah Transportation, Inc. to American Trans Freight. Cheetah, a flatbed truckload carrier operating out of Mooresville, North Carolina, was divested due to its lack of strategic fit with our focus on van truckload operations. We recognized a $3.7 million loss on disposition, which included a non-cash charge of $3.2 million, related to the net book value of goodwill and other intangibles. Cheetah had approximately 300 owner-operators and revenues of $27 million in fiscal 2001.

         Effective July 1, 1999, we acquired the assets and assumed certain liabilities of Zipp Express, Inc. for approximately $26 million. Zipp operated a relatively new fleet of approximately 270 tractors and 800 trailers. The addition of this newer equipment allowed us to dispose of older, less fuel-efficient tractors and other assets. The effect of upgrading our fleet through this equipment disposition resulted in a non-cash charge of approximately $3.3 million in fiscal 2000.

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship of revenue and expense items to operating revenues for the periods indicated.

                                                                             FISCAL YEAR ENDED JUNE 30,
                                                                             --------------------------
                                                                     2002                2001                 2000
                                                                     ----                ----                 ----
Operating Revenue......................................             100.0%              100.0%               100.0%
Operating expenses:
   Salaries, wages and employee benefits...............              29.8                27.3                 27.5
   Fuel ...............................................              10.7                11.3                 10.5
   Operating costs and supplies........................               8.3                 7.6                  7.7
   Insurance and claims................................               3.6                 2.9                  2.7
   Depreciation and amortization.......................               4.1                 4.4                  4.1
   Rent and purchased transportation...................              33.3                38.1                 37.8
   General, administrative, and selling expenses.......               2.2                 2.7                  2.9
   Non-cash member and vendor development costs                       ---                 0.1                  0.8
   Cost of goods sold..................................               1.2                 0.8                  ---
   Other operating expenses............................               3.7                 3.6                  3.5
                                                                      ---                 ---                  ---

      Total operating expenses.........................              96.9                98.8                 97.5
                                                                     ----                ----                 ----

Operating income.......................................               3.1                 1.2                  2.5
Other (income) expense:
   Interest expense, net...............................               2.2                 2.6                  2.6
   Other (income) expense, net.........................               ---                (0.1)                 0.1
   Minority Interest in subsidiary loss................               ---                (0.1)                (0.1)
   Loss on disposition of flatbed division.............               ---                 1.0                  ---
   Loss on disposition of equipment....................               ---                 ---                  0.9
                                                                      ---                 ---                  ---

Income (loss) before income taxes                                     0.9                (2.2)                (1.0)
Provision (benefit) for income taxes                                  0.4                (0.7)                (0.4)
                                                                      ---                ----                 ----

Net income (loss)                                                     0.5%               (1.5)%               (0.6)%
                                                                      ===                ====                 ====

FISCAL YEAR ENDED JUNE 30, 2002 COMPARED WITH FISCAL YEAR ENDED JUNE 30, 2001

         REVENUE. Consolidated revenue decreased by $14.8 million, to $337.0 million for fiscal 2002 from $351.8 million for fiscal 2001. Revenue for fiscal 2001 included revenue from Cheetah, our flatbed carrier operation, and higher pass-through revenues related to the Mexican portion of transportation. In April of 2001, Daimler Chrysler began to coordinate and contract with Mexican transportation companies for the Mexico portion of loads. This decreased our pass-through revenues in fiscal 2002 by approximately $11 million. Adjusted for these items, last year's consolidated revenue would have been $314.7 million. On a comparable basis, excluding Cheetah and the pass-through revenues in the prior year, revenue for fiscal 2002 represented an increase of $22.3 million, or approximately 7%. We experienced an increase of approximately 11 million dispatch miles for fiscal 2002 related to a strengthening economy and a focused effort to add customers of bankrupt Burlington Motor Carriers. Revenue for TruckersB2B was approximately $6.7 million in fiscal 2002 compared to $4.4 million in fiscal 2001. The TruckersB2B revenue increase is primarily related to an increase in member usage of the tire discount program.

         OPERATING INCOME. Consolidated operating income increased by $6.2 million, to $10.5 million in fiscal 2002 from $4.3 million in fiscal 2001. The increase in operating income was primarily a result of decreased fuel, rent and purchased transportation and depreciation and amortization expense offset by increased salaries, wages and employee benefits and insurance expense. TruckersB2B operating income increased by $3.2 million, to $0.9 million in fiscal 2002 from a loss of $2.3 million in fiscal 2001. Our operating ratio, which expresses operating expenses as a percentage of operating revenue, improved from 98.8% in fiscal 2001 to 96.9% in fiscal 2002. The decrease in operating ratio for fiscal 2002 will also adversely affect the operating expense percentages of revenues discussed further below when compared to fiscal 2001.

         Salaries, wages and benefits were $100.4 million, or 29.8% of operating revenues, for fiscal 2002 compared to 27.3% for the same period in 2001. This increase is primarily related to driver pay for small, focused regional operations which have accretive revenues.

         Fuel expenses decreased to 10.7% of revenue for fiscal 2002 compared to 11.3% in fiscal 2001. Fuel prices have declined approximately $0.20 per gallon for fiscal 2002 compared to fiscal 2001.

         Insurance and claims expense was 3.6% in fiscal 2002 compared to 2.9% for fiscal 2001. Insurance consists of premiums for liability, physical damage and cargo damage insurance. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. Liability insurance premiums, which were renewed effective May 11, 2001, increased significantly year-over-year due to continued difficulty in the insurance and reinsurance markets.

         Rent and purchased transportation decreased $22 million to 33.3% of revenue for fiscal 2002 from 38.1% for the same period in 2001. The decrease in fiscal 2002 is primarily related to reduced owner-operator expense caused by the sale of Cheetah, partially offset by increased usage of owner-operators in other areas. Also, as pass-through revenue related to the Mexican portion of loads decreased, the pass-through purchased transportation expense has also decreased. To offset these decreases, trailer costs have risen as we continue to replace 48-foot trailers with 53-foot trailers. In addition, tractor costs have increased as most new tractors have operating leases on a four-year trade cycle.

         NET INTEREST EXPENSE. Net interest expense decreased by $1.8 million, or 19.4%, to $7.5 million in fiscal 2002 from $9.3 million in fiscal 2001. The decrease was the result primarily of lower interest rates as bank borrowings and capital lease obligations were slightly higher at June 30, 2002, compared to June 30, 2001. The bank line borrowings have decreased $4.6 million to $38.9 million on June 30, 2002.

         INCOME TAXES. Income taxes resulted in expense of $1.2 million in fiscal 2002, with an effective tax rate of 41.6%, compared to a benefit of $2.6 million, with an effective tax rate of 33.0%, in fiscal 2001. The effective tax rate increased by approximately 6% for non-deductible expenses as a result of the increased pre-tax income in fiscal 2002 compared to the pre-tax loss in fiscal 2001.

FISCAL YEAR ENDED JUNE 30, 2001 COMPARED WITH FISCAL YEAR ENDED JUNE 30, 2000

         REVENUE. Consolidated revenue increased by $0.2 million to $351.8 million for fiscal 2001 from $351.6 million for fiscal 2000. Beginning in the fourth quarter, DaimlerChrysler began to coordinate the Mexican portion of transportation causing a decline of $3.6 million compared to prior year fourth quarter. In addition, we experienced a reduction in dispatch miles directly related to the softening economy. The billings related to the Mexican portion of transportation decreased for the year approximately $1.6 million. TruckersB2B revenue increased to $4.4 million in fiscal 2001 compared with $200 thousand in fiscal 2000.

         OPERATING INCOME. Consolidated operating income decreased by $4.5 million, or 51%, to $4.3 million in fiscal 2001 from $8.8 million in fiscal 2000. Our operating ratio increased from 97.5% in fiscal 2000 to 98.8% in fiscal 2001.

         The decrease in operating income and the increased operating ratio were attributable to a significant increase in fuel costs, net of fuel surcharges, of approximately $1.2 million, or $0.16 (tax effected) per diluted common share. We recovered a portion of the increased cost from customers via the use of fuel surcharges. However, a portion of the fuel expense increase was not recovered during fiscal year 2001. In fiscal 2001, we met with our customers to explain the impact of high fuel prices and to improve the amount and percentage of fuel surcharge reimbursement.

         Rent and purchased transportation expense increased as a result of owner-operator capacity growth in the van truckload division, and higher equipment costs, partially offset by a decreased use of independent Mexican carriers. In addition, depreciation expense and insurance costs increased slightly as a percentage of revenue.

         TruckersB2B had a $2.3 million operating loss for fiscal year 2001 compared to an operating loss of $4.7 million in fiscal 2000. In fiscal 2001, the operating loss included approximately $800 thousand of deferred initial public offering expenses and approximately $350 thousand of non-cash member and vendor development expense related to issuing shares of TruckersB2B common stock at fair value to a strategic partner. The remaining loss in fiscal 2001 was related to expenses incurred in salaries, advertising and other administrative costs. The loss in fiscal 2000 included a non-cash charge of $2.8 million related to the fair value of shares of TruckersB2B common stock earned by its strategic partners. TruckersB2B also incurred $2.0 million of pre-tax operating losses for salaries, advertising, and other costs associated with the start-up of this business.

         LOSS OF DISPOSITION OF FLATBED DIVISION. In June 2001, we sold Cheetah for cash. We recognized a loss of $3.7 million, which included a non-cash charge of $3.2 million related to the net book value of goodwill and other intangibles.

         NET INTEREST EXPENSE. Net interest expense increased by $0.1 million, or 1.1%, to $9.3 million in fiscal 2001 from $9.2 million in fiscal 2000. The increase was the result of higher rates for our existing variable rate credit facility, partially offset by reduced borrowings under capital leases.

         INCOME TAXES. Income taxes resulted in a benefit of $2.6 million in fiscal 2001, with an effective tax rate of 33.0%, compared to a benefit of $1.3 million, with an effective tax rate of 39.4%, in fiscal 2000. This change in income taxes is a result of our pre-tax loss in fiscal 2001 compared to the pre-tax loss in fiscal 2000.


LIQUIDITY AND CAPITAL RESOURCES

         We generated cash flow of $14.5 million, $13.9 million and $10.3 million from operating activities in fiscal 2002, 2001 and 2000, respectively. In fiscal 2002, the slight increase in cash flow relative to fiscal 2001 was due to net income in fiscal 2002, decreases in prepaid expenses and increases in accrued expenses partially offset by increases in other assets and trade receivables.

         Investing activities provided cash of $5.3 million and $9.7 million in fiscal 2002 and 2001, respectively. This cash was provided by proceeds from the sale of property and equipment offset in part by the purchase of new property and equipment. In fiscal 2000, we used $22.5 million for investing activities, primarily related to the purchase of Zipp Express.

         We used $20.2 million and $23.2 million for financing activities in fiscal 2002 and 2001, respectively. These uses were primarily for net bank borrowings, capital lease obligations and stock repurchases. In fiscal 2000, financing activities generated cash of $11.8 million. The proceeds from bank borrowings during fiscal 2000 were $38.6 million, which included funds to purchase Zipp Express offset by net payments for bank borrowings, other debt and capital lease payments.

         Our primary capital requirements over the last three years have been funding the acquisition of equipment, the start-up of TruckersB2B and the Zipp Express acquisition. Capital expenditures (including the value of equipment procured under capital leases) totaled $19.0 million, $23.3 million, and $24.5 million in fiscal 2002, 2001 and 2000, respectively. We purchased $12.6 million, $17.3 million, and $13.2 million of revenue equipment under capitalized leases and other financing in fiscal 2002, 2001 and 2000, respectively. We have historically met our capital investment requirements with a combination of internally generated funds, bank financing, equipment lease financing (both capitalized and operating) and, to a lesser extent, the issuance of common stock.

         As of June 30, 2002, the Company had a $65 million banking facility ("credit agreement") with ING (U.S.) Capital, LLC ("ING"). The arrangement includes a $30 million revolving loan and a $35 million term loan. In June 2002, our credit agreement with ING was amended to adjust our minimum EBITDA and limitation on leasing covenants and to waive or override certain provisions of the credit agreement to permit us to complete the purchase of the Burlington Motor Carrier's assets and to the sale of certain assets to other parties. We were in compliance with all financial covenants at June 30, 2002.

         On September 26, 2002, we entered into a Loan and Security Agreement ("Loan Agreement") with Fleet Capital Corporation, Fleet Capital Canada Corporation and several other lenders named in the Loan Agreement. The Loan Agreement provides to us, our Canadian subsidiary and certain of our United States subsidiaries a credit facility in the aggregate amount of $55 million. The facility consists of two revolving loan facilities, two term loan subfacilities and a commitment to issue and guaranty letters of credit. The term loan subfacilities consist of a domestic term loan in the aggregate principal amount of approximately $10 million and a Canadian term loan in the aggregate principal amount of approximately $800 thousand. Repayment of the amounts outstanding under the Loan Agreement is secured by a lien on our assets and the assets of certain of our subsidiaries, including the stock or other equity interests of various subsidiaries. In addition, certain of our subsidiaries that are not party to the Loan Agreement have guaranteed the repayment of the amount outstanding under the Loan Agreement, and have granted a lien on their respective assets to secure such repayment. The Loan Agreement replaces in full the credit facility the Company entered into with ING (U.S.) Capital, LLC, in August 1999. As of September 27, 2002, of the amount available for borrowing under the Loan Agreement, approximately $39.5 million was utilized as outstanding borrowings under the line of credit and the term loans, and approximately $5.3 million was utilized for standby letters of credit. The Loan Agreement, which is for a term of three years, terminates on September 26, 2005. Immediately upon completion of the new loan agreement, all interest rate charges and other loan fees will be reduced from the previous credit agreement charges.

         At June 30, 2002, $38.9 million of our previous credit facility was utilized as outstanding borrowings and $2.8 million was utilized for standby letters of credit. The average balance outstanding during fiscal 2002 was $38.7 million and the highest balance outstanding was $49.9 million. At June 30, 2002, we also had cash payments of $49.3 million for $45.3 million in capital lease financing at interest rates ranging from 5.8% to 8.0%, maturing at various dates through 2007. Of this amount, $23.7 of cash payments relating to $21.1 million of capital lease obligation is due prior to June 30, 2003.

         As of June 30, 2002, our bank loans, capitalized leases and operating leases for our operating assets have stated maturities or minimum annual payments as follows:

                                                                               ANNUAL CASH REQUIREMENTS
                                                                                 AS OF JUNE 30, 2002
                                                                                    (IN THOUSANDS)
                                                                                AMOUNTS DUE BY PERIOD

                                                                       LESS THAN         ONE TO          TWO TO             OVER
                                                            TOTAL       ONE YEAR      TWO YEARS     THREE YEARS      THREE YEARS
                                                            -----     ----------      ---------     -----------      -----------
Operating Leases.................................        $109,299        $26,117        $35,668         $19,772          $27,742
Capital Leases...................................          49,340         23,694         15,646           9,385              615
Bank Loans and other Long-Term Debt(1)...........          51,709          7,531         38,469           2,064            3,645
                                                       ----------      ---------       --------       ---------        ---------

Total............................................        $210,348        $57,342        $89,783         $31,221          $32,002
                                                         ========        =======        =======         =======          =======

(1)   Assuming we exercise the conversion feature within our credit agreement.

         As of June 30, 2002, we had 139 tractors on order for delivery in fiscal 2003. A commitment for lease financing on these units has been obtained. Management believes that there are presently adequate sources of secured equipment financing together with our existing credit facilities and cash flow from operations to provide sufficient funds to meet our anticipated working capital requirements. Additional growth in the tractor and trailer fleet beyond our existing orders will require additional sources of financing.

INFLATION

         Many of our operating expenses, including fuel costs and related fuel taxes, are sensitive to the effects of inflation, which result in higher operating costs. The effects of inflation on our business during the past three years were most significant in fuel. We have limited the effects of inflation through increases in freight rates and fuel surcharges.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements requires management to make assumptions and estimates that can have a material impact on the reported results of operations. While management applies its judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from those assumptions, and it is possible that materially different amounts would be reported using differing assumptions.

         We are self-insured for most medical insurance claims, workers compensation claims, and general liability and automotive liability losses. Reported claims and related loss reserves are estimated by third party administrators. Claims incurred but not reported are recorded based on historical experience and industry trends, which are continually monitored, and accruals are adjusted when warranted by changes in facts and circumstances

         Long-lived assets are depreciated over estimated useful lives based on our historical experience and prevailing industry practice. Estimated useful lives are periodically reviewed to ensure they remain appropriate. Long-lived assets are tested for impairment whenever an event occurs that indicates an impairment may exist.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We experience various market risks, including changes in foreign currency exchange rates, interest rates, and fuel prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

         We are exposed to interest rate risk primarily from our Credit Agreement ("Credit Agreement") as of June 30, 2002. A hypothetical 10% movement in interest rates would have an impact on net income of approximately $170,000. In the event of a change of such magnitude, management would likely consider actions to further mitigate our exposure to the change

         Our foreign currency revenues are generally proportionate to our foreign currency expenses, and we do not generally engage in currency hedging transactions. For purposes of consolidation, however, the operating results earned by our subsidiaries in foreign currencies are converted into United States dollars. As a result, a decrease in the value of the Mexican peso or Canadian dollar could adversely affect our consolidated results of operations and equity.

         Shortages of fuel, increases in prices or rationing of petroleum products can have a materially adverse effect on our operations and profitability. Fuel is subject to economic, political and market factors that are outside of our control. From time-to-time we will enter into derivative financial instruments to reduce our exposure to fuel price fluctuations. As of June 30, 2002, we had 17% and 13% of estimated fuel purchases hedged through August 2002 and January 2003, respectively. We have recognized approximately $100,000 of expense associated with these derivative contracts for the year ended June 30, 2002. A hypothetical 10% movement in the price of fuel future quantities would have an impact on net income of approximately $150,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following statements are filed with this report:

         Report of Independent Auditors;
         Consolidated Balance Sheets;
         Consolidated Statements of Operations;
         Consolidated Statements of Cash Flows;
         Consolidated Statements of Stockholders' Equity; and
         Notes to Consolidated Financial Statements.

                               CELADON GROUP, INC.


                        CONSOLIDATED FINANCIAL STATEMENTS




                      Three years ended June 30, 2002 with
                         Report of Independent Auditors





                                    Contents



Report of Independent Auditors................................................21

Audited Consolidated Financial Statements:

     Consolidated Balance Sheets..............................................22
     Consolidated Statements of Operations....................................23
     Consolidated Statements of Cash Flows....................................24
     Consolidated Statements of Stockholders' Equity..........................25
     Notes to Consolidated Financial Statements...............................26

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders of Celadon Group, Inc.


         We have audited the accompanying consolidated balance sheets of Celadon Group, Inc. as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Celadon Group, Inc. at June 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statements schedule, when considered in relation to the basic financial statement taken as a whole, presents fairly in all material respects the information set forth therein.



                                                            /s/ERNST & YOUNG LLP


Indianapolis, Indiana
August 9, 2002
except for Note 13, as to which that date is September 27, 2002

                               CELADON GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2002 AND 2001
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

A S S E T S                                                                               2002             2001
                                                                                          ----             ----
Current assets:
    Cash and cash equivalents...........................................                  $299             $794
    Trade receivables, net of allowance for doubtful accounts of
        $940 and $1,010 in 2002 and 2001, respectively..................                54,796           49,911
    Accounts receivable -other..........................................                 5,728            5,722
    Prepaid expenses and other current assets...........................                 6,222            9,015
    Tires in service....................................................                 4,181            4,455
    Income tax recoverable..............................................                   ---              597
    Deferred income taxes...............................................                 1,808            1,768
                                                                                      --------         --------
        Total current assets............................................                73,034           72,262
Property and equipment..................................................               140,142          144,383
    Less accumulated depreciation and amortization                                      45,164           42,481
                                                                                      --------         --------
        Net property and equipment......................................                94,978          101,902
Tires in service........................................................                 1,982            2,182
Goodwill ...............................................................                16,702           16,702
Other assets............................................................                 3,335            1,868
                                                                                      --------         --------
        Total assets....................................................              $190,031         $194,916
                                                                                      ========         ========

L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y

Current liabilities:
    Accounts payable....................................................                $4,184           $4,793
    Accrued expenses....................................................                27,243           25,898
    Bank borrowings and current maturities of long-term debt............                 7,531           12,394
    Current maturities of capital lease obligations.....................                21,120           15,825
    Income tax payable..................................................                    51              ---
                                                                                      --------         --------
        Total current liabilities.......................................                60,129           58,910
Long-term debt, net of current maturities...............................                44,178           37,568
Capital lease obligations, net of current maturities....................                24,193           39,458
Deferred income taxes...................................................                 7,590            6,892
Minority interest.......................................................                    25               25
Stockholders' equity:
    Preferred stock, $1.00 par value, authorized 179,985 shares; no
        shares issued and outstanding...................................                   ---              ---
    Common stock, $0.033 par value, authorized 12,000,000 shares
        issued 7,789,764 shares in 2002 and 2001........................                   257              257
Additional paid-in capital..............................................                60,044           59,923
Retained deficit........................................................               (4,349)          (6,058)
Accumulated other comprehensive loss....................................               (1,581)          (1,051)
Treasury stock, at cost, 112,156 shares and 250,122 shares at
    June 30, 2002, and 2001, respectively...............................                 (455)          (1,008)
                                                                                      --------         --------
        Total stockholders' equity......................................                53,916           52,063
                                                                                      --------         --------
        Total liabilities and stockholders' equity......................              $190,031         $194,916
                                                                                      ========         ========

          See accompanying notes to consolidated financial statements.

                               CELADON GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 2002, 2001 AND 2000
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                         2002           2001              2000
                                                                                         ----           ----              ----
Operating revenue.......................................................             $336,999       $351,818          $351,569

Operating Expenses:
    Salaries, wages and employee benefits...............................              100,373         95,956            96,775
    Fuel................................................................               36,047         39,818            36,934
    Operating costs and supplies........................................               28,088         26,756            26,930
    Insurance and claims................................................               12,032         10,104             9,588
    Depreciation and amortization.......................................               13,690         15,409            14,521
    Rent and purchased transportation...................................              112,144        134,094           132,751
    Cost of products and services sold..................................                4,062          2,697               ---
    Professional and consulting fees....................................                1,663          2,867             1,807
    Communications and utilities........................................                3,903          3,985             4,278
    Permits licenses and taxes..........................................                6,821          6,034             6,198
    General, administrative, and selling................................                7,631          9,408            10,176
    Non-cash member and vendor development costs........................                  ---            342             2,767
                                                                                      -------        -------           -------
        Total operating expenses........................................              326,454        347,470           342,725

Operating income........................................................               10,545          4,348             8,844

Other (income) expense:
    Interest income.....................................................                 (114)          (148)              (86)
    Interest expense....................................................                7,601          9,428             9,324
    Other (income) expense, net.........................................                  134           (331)              256
    Minority interest in subsidiary loss................................                  ---           (331)             (547)
    Loss on disposition of flatbed division.............................                  ---          3,692               ---
    Loss on disposition of equipment....................................                  ---            ---             3,266
                                                                                      -------        -------           -------
Income (loss) before income taxes.......................................                2,924         (7,962)           (3,369)
Provision (benefit) for income taxes....................................                1,215         (2,626)           (1,328)
                                                                                      -------        -------            -------
        Net income (loss)...............................................               $1,709        $(5,336)          $(2,041)
                                                                                      =======        =======           =======

Earnings (loss) per common share:
        Diluted earnings (loss) per share...............................                $0.22         $(0.70)           $(0.26)
        Basic earnings (loss) per share.................................                $0.22         $(0.70)           $(0.26)
Average shares outstanding:
        Diluted.........................................................                7,753          7,649             7,777
        Basic...........................................................                7,611          7,649             7,777



          See accompanying notes to consolidated financial statements.

                               CELADON GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 2002, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)

                                                                                         2002          2001             2000
                                                                                         ----          ----             ----
Cash flows from operating activities:
    Net income (loss)...................................................               $1,709        $(5,336)         $(2,041)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization.......................................               13,690         15,409          14,521
    Loss on disposition of equipment....................................                  ---            ---           3,266
    Loss on disposition of flatbed division.............................                  ---          3,692             ---
    Minority interest...................................................                  ---           (331)           (547)
    Non-cash member and vendor development costs........................                  ---            342           2,767
    Provision (benefit) for deferred income taxes.......................                  658         (2,870)         (2,273)
    Provision for doubtful accounts.....................................                  933            754             494
    Changes in assets and liabilities:
        Trade receivables...............................................               (5,818)         1,870           (5,541)
        Accounts receivable - other.....................................                   (6)         2,588           (2,581)
        Income tax recoverable..........................................                  690            990           (1,537)
        Tires in service................................................                  474            679           (1,179)
        Prepaid expenses and other current assets.......................                2,793           (757)             166
        Other assets....................................................               (1,460)           263             (390)
        Accounts payable and accrued expenses...........................                  736         (3,371)           5,206
        Income tax payable..............................................                   51            ---             ---
                                                                                      -------        -------          -------
        Net cash provided by operating activities.......................               14,450         13,922          10,331
Cash flows from investing activities:
    Purchase of property and equipment..................................               (6,374)        (6,047)         (11,971)
    Proceeds on sale of property and equipment..........................               11,651         15,746           14,405
    Purchase of business, net of cash acquired..........................                  ---            ---          (24,921)
                                                                                      -------        -------          -------
        Net cash provided by (used in) investing activities.............                5,277          9,699          (22,487)
Cash flows from financing activities:
    Purchase of treasury stock .........................................                  (17)          (993)             ---
     Sale of treasury stock.............................................                  415            ---              ---
    Proceeds from issuance of common stock..............................                  183             43              280
    Proceeds from issuance of common stock in subsidiary................                  ---             20              788
    Proceeds of bank borrowings and debt................................                3,795          7,666           38,614
    Payments on bank borrowings and debt................................              (10,211)       (10,093)         (14,691)
    Principal payments on capital lease obligations.....................              (14,387)       (19,830)         (13,170)
                                                                                      -------        -------          -------
        Net cash provided by (used in) financing activities.............              (20,222)       (23,187)          11,821
                                                                                      -------        -------          -------
Increase (decrease) in cash and cash equivalents........................                 (495)           434             (335)
Cash and cash equivalents at beginning of year..........................                  794            360              695
                                                                                      -------        -------          -------
Cash and cash equivalents at end of year................................                $ 299          $ 794            $ 360
                                                                                        =====          =====            =====
Supplemental disclosure of cash flow information:
    Interest paid.......................................................               $7,700         $9,569           $9,653
    Income taxes paid...................................................                 $281           $373           $1,711
Supplemental disclosure of non-cash flow investing activities:
    Lease obligation incurred in the purchase of equipment..............              $12,579        $17,301          $13,242


          See accompanying notes to consolidated financial statements.

                               CELADON GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 2002, 2001 AND 2000
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                         COMMON                                          ACCUMULATED                  TOTAL
                                          STOCK                 ADDITIONAL  RETAINED        OTHER         TREASURY    STOCK-
                                      NO. OF SHARES              PAID-IN    EARNINGS    COMPREHENSIVE      STOCK-    HOLDERS'
                                       OUTSTANDING      AMOUNT   CAPITAL    (DEFICIT)   INCOME/(LOSS)      COMMON     EQUITY
                                       -----------      ------   -------    ---------   -------------      ------     ------
Balance at June 30, 1999                  7,751,657       $257     $56,679    $1,319             $(605)      $(344)  $57,306

Net loss                                        ---        ---         ---    (2,041)              ---         ---    (2,041)
Equity adjustments for foreign
   currency translation                         ---                    ---       ---              (601)        ---      (601)
                                        -----------     ------     -------   -------        ----------      ------    ------
Comprehensive (loss)                            ---        ---         ---    (2,041)             (601)        ---    (2,642)
Additional paid-in capital arising
   from subsidiary capital                      ---        ---       3,428       ---               ---         ---     3,428
transaction
Tax Benefits from stock options                 ---        ---          35       ---               ---         ---        35
Exercise of incentive stock options          31,250        ---         (29)      ---               ---         309       280
                                        -----------     ------     -------   -------        ----------      ------    ------
Balance at June 30, 2000                  7,782,907       $257     $60,113     $(722)          $(1,206)       $(35)  $58,407

Net loss                                        ---        ---         ---    (5,336)              ---         ---    (5,336)
Equity adjustments for foreign
   currency translation                         ---        ---         ---       ---               ---         ---       155
                                        -----------     ------     -------   -------        ----------      ------    ------
Comprehensive income (loss)                     ---                           (5,336)              155         ---    (5,181)
Tax benefits from stock options                 ---        ---          14       ---               ---         ---        14
Additional paid-in capital arising
   from subsidiary capital                      ---        ---       (227)       ---               ---         ---      (227)
transaction
Treasury stock purchases                   (248,600)       ---         ---       ---               ---        (993)     (993)
Exercise of incentive stock options           5,335        ---         ---       ---                            20        43
                                        -----------     ------     -------   -------        ----------      ------    ------
Balance at June 30, 2001                  7,539,642       $257     $59,923   $(6,058)          $(1,051)    $(1,008)  $52,063

Net income                                      ---        ---         ---     1,709               ---         ---     1,709
Equity adjustments for foreign
   Currency translation                         ---                    ---       ---              (530)        ---      (530)
                                        -----------     ------     -------   -------        ----------      ------    ------
Comprehensive income (loss)                     ---        ---         ---     1,709              (530)        ---     1,179
Tax benefits from stock options                 ---        ---          93       ---               ---         ---        93
Treasury stock purchases                    (4,250)        ---         ---       ---               ---         (17)      (17)
Treasury stock sales                        103,850        ---         ---       ---               ---         415       415
Exercise of incentive stock options          38,366        ---          28       ---               ---         155       183
                                        -----------     ------     -------   -------        ----------       ------   ------
Balance at June 30, 2002                  7,677,608       $257     $60,044   $(4,349)          $(1,581)      $(455)  $53,916
                                        ===========     ======     =======   =======        ==========       =====   =======

                 See accompanying notes to financial statements.

                               CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002




(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     Celadon Group, Inc. (the "Company"), through its subsidiaries, provides long haul, full truckload services between the United States, Canada and Mexico. The Company's primary trucking subsidiaries are: Celadon Trucking Services, Inc. ("CTSI"), a U.S. based company; Servicio de Transportation Jaguar, S.A. de C.V. ("Jaguar"), a Mexican based company and Celadon Canada ("CelCan"), a Canadian based company.

     TruckersB2B, Inc. ("TruckersB2B") is an interest based
"business-to-business" membership program, majority owned by Celadon E-Commerce, Inc., a wholly owned subsidiary of Celadon Group, Inc.

SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

Principles of Consolidation and Presentation

     The consolidated financial statements include the accounts of Celadon Group, Inc. and its wholly and majority owned subsidiaries, all of which are wholly owned except for Jaguar and TruckersB2B in which the Company has a 75% and 81% interest, respectively. All significant intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise noted, all references to annual periods refer to the respective fiscal years ended June 30.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Such estimates include provisions for liability claims and uncollectible accounts receivable. Actual results could differ from those estimates.

Cash and Cash Equivalents

     The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.

Revenue Recognition

     Trucking revenue and related direct cost are recognized when the freight is delivered by the Company.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2002


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

Costs of Products and Services

     Cost of products and services represents the cost of the product or service purchased or used by the TruckersB2B member. Cost of products and services is recognized in the period that TruckersB2B recognizes revenue for the respective product or service.

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

Revenue and service equipment..........   4-12 years
Furniture and office equipment.........   4-7 years
Buildings..............................   20 years
Leasehold improvements.................   Lesser of life of lease or useful life
                                           of improvement

     Initial delivery costs relating to placing tractors and trailers in service, which are included in revenue and service equipment, are being amortized on a straight-line basis over the lives of the assets or in the case of leased equipment, over the respective lease term. The cost of maintenance and repairs, including tractor overhauls, is charged to expense as incurred.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2002


Goodwill

     Goodwill reflects the excess of cost over net assets of businesses acquired. Goodwill is reviewed annually for impairment See Note 2 to the Consolidated Financial Statements.

Insurance Reserves

     Reserves for known claims and incurred but not reported claims up to specific policy limits are accrued based upon information provided by third party administrators. Such amounts are included in accrued expenses.

Advertising

     Advertising costs are expensed as incurred by the Company. Advertising expenses for fiscal 2002, 2001, and 2000 were approximately $0.6 million, $1.6 million, and $3.5 million, respectively, and are included in salaries, wages and employee benefits and general, administrative and selling expenses in the statement of operations.

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

Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to trade receivables are generally limited due to the Company's large number of customers and the diverse range of industries, which they represent. Accounts receivable balances due from DaimlerChrysler totaled $6.6 million, or 12%, of the gross trade receivables at June 30, 2002. The Company had no other significant concentrations of credit risk.

Foreign Currency Translation

     Foreign financial statements are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at year-end exchange rates. Income statement accounts are translated at the average exchange rate prevailing during the year. Resulting translation adjustments are included in other comprehensive income.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2002



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

Recent Accounting Pronouncements

     In 2001, the Financial Accounting Standards Board issued Statement No. 143 (SFAS 143), Accounting for Asset Retirement Obligations. SFAS 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, which is adjusted to its present value each period. In addition, companies must capitalize a corresponding amount by increasing the carrying amount of the related long-lived asset, which is depreciated over the useful life of the related asset. The Company will adopt SFAS 143 on July 1, 2002, and does not expect that this statement will have a material impact on its consolidated financial position or results of operations.

     In 2001, the Financial Accounting Standards Board issued Statement No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides additional restrictive criteria that would have to be met to classify an asset as held-for-sale. This statement also requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred (rather than as of the date management commits to a formal plan to dispose of a segment, as previously required). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The Company will adopt SFAS 144 on July 1, 2002, and does not expect that this statement will have a material impact on its consolidated financial position or results of operations.

(2)  GOODWILL

     As of July 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which addressees the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption. The transitional impairment test has been completed and there is no impairment as of July 1, 2001, the date the Company adopted the provisions of this statement. At April 1, 2002, the Company has reviewed the impairment test principles applied previously and concluded that there is no impairment.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2002


     In accordance with SAFAS No. 142, we discontinued the amortization of goodwill effective July 1, 2001. A reconciliation of previously reported net income, loss and earnings (loss) per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:


                                                     FISCAL YEAR ENDED
                                                          JUNE 30,
                                                2002        2001        2000
                                               ---------  ---------  ---------
Reported net income (loss)                     $   1,709   (5,336)   $  (2,041)
Add:  Goodwill amortization, net of tax             --        951           61
                                               ---------   ------    ---------
Adjusted net income (loss)                     $   1,709   (4,385)   $  (1,180)
                                               =========   ======    =========


Diluted and basic earnings (loss) per share:
Reported net income (loss)                     $    0.22    (0.70)   $   (0.26)
Add:  Goodwill amortization, net of tax             0.13                  0.11
                                               ---------   ------    ---------
Adjusted net income (loss)                     $    0.22    (0.57)   $   (0.15)
                                               =========   ======    =========


(3)  ACQUISITIONS AND DIVESTITURES

     Effective July 1, 1999, the Company acquired the assets and assumed certain liabilities of Zipp for approximately $26 million. Zipp was a major carrier to and from Mexico and also maintains a strong base of business in the Midwest. At the acquisition date, Zipp operated a relatively new fleet of about 270 tractors and 800 trailers. The Company accounted for the transaction as a purchase and funded the acquisition using its line of credit. The allocation of the Zipp purchase price resulted in $10.1 million of goodwill. As a result of this acquisition, the Company disposed of a group of its own older equipment and related items that will no longer be required due to the acquired fleet having newer and more fuel-efficient equipment. The combined fleets resulted in operating efficiencies that allowed the Company to dispose of this excess equipment. The effect of upgrading the Company's fleet through this disposition resulted in a non-cash charge of approximately $3.3 million in fiscal year 2000. Effective December 31, 2001, Zipp was merged into CTSI.

     In June 2001, the Company sold certain assets and the owner operator and agent contracts of Cheetah Transportation, Inc. ("Cheetah"), a wholly owned subsidiary of the Company. Cheetah was a flatbed truckload carrier operating out of Mooresville, North Carolina. The Company incurred a $3.7 million loss on the disposition of Cheetah, which included a non-cash charge of $3.2 million related to the net book value of goodwill and other intangible assets.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2002



(4)  PROPERTY, EQUIPMENT AND LEASES

Property, Equipment and Revenue Equipment Under Capital Leases

     Property and equipment consists of the following (in thousands):


                                                  2002       2001
                                                --------   --------
Revenue equipment owned .....................   $ 41,749   $ 39,450
Revenue equipment under capital leases ......     82,223     88,202
Furniture and office equipment ..............      4,498      5,616
Land and buildings ..........................     10,185      9,487
Service equipment ...........................        832        849
Leasehold improvements ......................        655        779
                                                --------   --------
                                                $140,142   $144,383
                                                ========   ========

     Included in accumulated depreciation was $23.1 million and $21.5 million in 2002 and 2001, respectively, related to revenue equipment under capital leases.

     Depreciation and amortization expense relating to property and equipment owned and revenue equipment under capital leases was $13.6 in 2002, $13.5 million in 2001 and $14.2 million in 2000.

Lease Obligations

     The Company leases certain revenue and service equipment under long-term lease agreements, payable in monthly installments with interest at rates ranging from 5.8% to 8.0% per annum, maturing at various dates through 2007.

     The Company leases warehouse and office space under noncancellable operating leases expiring at various dates through September 2021. Certain leases contain renewal options.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2002


     Future minimum lease payments relating to capital leases and to operating leases with initial or remaining terms in excess of one year are as follows (in thousands):


                   YEAR ENDED JUNE 30                   CAPITAL LEASES       OPERATING LEASES
                   ------------------                   --------------       ----------------
2003  .................................................       $23,694                $26,117
2004  .................................................        15,646                 35,668
2005  .................................................         9,385                 19,772
2006  .................................................           201                  8,688
2007  .................................................           414                  7,133
Thereafter.............................................            --                 11,921
                                                              -------              ---------
    Total minimum lease payments.......................       $49,340              $109,299
                                                                                   =========
Less amounts representing interest.....................         4,027
                                                              -------
Present value of net minimum lease payments............       $45,313
Less Current maturities................................        21,120
                                                              -------
    Non-current portion................................       $24,193
                                                              =======


Total rental expense for operating leases is as follows (in thousands):



                                                2002       2001        2000
                                               -------    -------     -------
Revenue and service equipment ...............  $22,079    $19,107     $16,447
Office facilities and terminals..............    2,285      2,329       2,339
                                               -------    -------     -------
                                               $24,364    $21,436     $18,786
                                               =======    =======     =======


(5)  BANK BORROWINGS AND LONG-TERM DEBT

     The Company's outstanding borrowings consist of the following at June 30:


                                                               2002      2001
                                                              -------   -------
                                                                (in thousands)
Outstanding amounts under lines of credit (collateralized
     by certain trade receivables and revenue equipment)      $38,910   $43,500
                                                              -------   -------
Other borrowings.............................................  12,799     6,462
                                                               51,709    49,962
Less current maturities......................................   7,531    12,394
                                                              -------   -------
     Non-current portion..................................... $44,178   $37,568
                                                              =======   =======

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2002


Lines of Credit

     The Company has completed a $65 million banking facility ("credit agreement") with ING (U.S.) Capital LLC. The arrangement includes $35 million revolving loan and a $30 million term loan. The Company's credit agreement expires in September 2003 (fiscal 2004). Interest is based, at the Company's option, upon either the bank's base rate as defined in the credit agreement plus a margin ranging from 1.0% to 2.5% or the London Interbank Offered Rate plus a margin ranging from 2.0% to 3.5% depending upon performance by the Company. At June 30, 2002, the interest rate charged on outstanding borrowings was 5.5%. In addition, the Company pays a commitment fee of .5% on the unused portion of the credit agreement.

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

     Other borrowings consist primarily of mortgage debt financing and notes payable for equipment purchase, which are collateralized by the equipment.

     Maturities of long-term debt, assuming the Company exercises the conversion feature within its credit agreement, for the years ending June 30 are as follows (in thousands):

                        2003........................    $ 7,531
                        2004........................     38,469
                        2005........................      2,064
                        2006........................        803
                        2007........................        174
                        Thereafter..................      2,668
                                                        -------
                                                        $51,709
                                                        =======

     The Company's new loan facility, which replaced the credit agreement in full as of September 27, 2002 is described in Note 13 to the Consolidated Financial Statements.


(6)  EMPLOYEE BENEFIT PLANS

401(k) Profit Sharing Plan

     The Company has a 401(k) profit sharing plan which permits U.S. employees of the Company to contribute up to 15% of their annual compensation, up to certain Internal Revenue Service limits, on a pre-tax basis. The contributions made by each employee are fully vested immediately and are not subject to forfeiture. The Company makes a matching contribution of 25% of the employee's contribution up to 5% of their annual compensation and may make additional discretionary contributions. The aggregate Company contribution may not exceed 5% of the employee's compensation. Employees vest in the Company's contribution to the plan at the rate of 20% per year from the date of contribution. Contributions made by the Company during 2002, 2001 and 2000 amounted to $232 thousand, $220 thousand, and $173 thousand, respectively. No discretionary contributions were made during 2002, 2001 or 2000.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2002



(7)  STOCK PLANS

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

     Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, requires presentation of pro forma net income and earnings per share if the Company had accounted for its employee stock options granted subsequent to June 30, 1995 under the fair value method of that statement. Under SFAS No. 123, total compensation expense for stock-based awards of $1.5 million, $1.6 million, and $0.7 million in 2002, 2001, and 2000, respectively, on a pro forma basis, would have been reflected in income on a pretax basis. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period. Under the fair value method, the Company's net income (in thousands) and earnings per share would have been:


                                                  2002     2001       2000
                                                 -----   -------    -------

     Net income................................  $ 799   $(6,308)   $(2,506)
     Earnings per share........................  $0.10   $ (0.83)   $ (0.32)

     The weighted-average per share fair value of the individual options granted during fiscal year 2002, 2001 and 2000 for Celadon is estimated as $4.32 and $3.35 and $8.91, respectively, on the date of grant.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2002


     The fair values of Celadon option grants for the last three years were determined using a Black-Scholes option-pricing model with the following weighted average assumptions:

                                              2002          2001        2000
                                             ------        ------      ------

     Dividend yield......................         0             0          0
     Volatility..........................      85.7%        111.2%     100.2%
     Risk-free interest rate.............       3.9%          4.7%       6.1%
     Forfeiture rate.....................       0.4%         14.0%       5.4%
     Expected life.......................    7 years       7 years    7 years


Stock option activity for Celadon is summarized below:

                                               SHARES OF           WEIGHTED
                                              COMMON STOCK          AVERAGE
                                              ATTRIBUTABLE         EXERCISE
                                               TO OPTIONS      PRICE OF OPTIONS
                                              -------------    ----------------

     Unexercised at June 30, 1999               405,216              $12.21
     Granted                                    250,500                9.48
     Exercised                                   (6,350)              12.67
     Forfeited                                 (110,466)              13.31
                                               --------              ------

     Unexercised at June 30, 2000               538,900               10.26
     Granted                                    366,333                3.80
     Exercised                                   (5,335)               8.00
     Forfeited                                  (87,549)              10.21
                                               --------              ------

     Unexercised at June 30, 2001               812,349              $ 7.37
     Granted                                    282,664              $ 5.57
     Exercised                                  (33,366)             $ 4.49
     Forfeited                                 (211,296)             $ 9.03
                                               --------              ------

     Unexercised at June 30, 2002               850,351              $ 6.47
                                               ========              ======

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2002



     The following table summarizes information concerning outstanding and exercisable Celadon options at June 30, 2002:


                                         Options Outstanding                    Options Exercisable
                                             Weighted-
                                              Average            Weighted                               Weighted
      Range of                               Remaining            Average                                Average
      Exercise             Number           Contractual          Exercise             Number            Exercise
       Prices            Outstanding            Life               Price           Exercisable            Price
      -------            -----------     --------------------    --------          -----------         ---------
       $0-$5               311,018              8.50               $3.56               165,117            $3.26
       $5-$10              411,833              8.11               $6.81               150,352            $7.63
      $10-$15              127,000              8.10              $12.46               126,334           $12.67
      $15-$20                  500              7.92              $16.38                   334           $16.38


     Celadon stock options exercisable at June 30, 2002, 2001 and 2000 were 442,137 and 279,386, and 227,414, respectively.

Stock Options- TruckersB2B, Inc.

     On March 15, 2000, TruckersB2B, Celadon - E-Commerce's majority owned subsidiary, adopted the 2000 Stock Option Plan ("2000 Plan"). Under the 2000 Plan, TruckersB2B is authorized to grant options for up to 1,000,000 shares of common stock to employees of TruckersB2B, Celadon, directors of TruckersB2B, and vendors. Options granted under the 2000 Plan are for periods not to exceed ten years and must be issued at prices not less than 100% of the fair market value of the stock on the date of grant. Incentive stock options granted to stockholders with greater than 10% ownership of the outstanding stock are for periods not to exceed five years. Options generally vest at a rate of 2% to 5% per month. In certain cases, a portion of the options vests immediately on the date of grant.

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

     The weighted-average per share fair value of the individual options granted is estimated as $0.09, and $0.67, on the date of the grant, during fiscal year 2001 and 2000, respectively, for TruckersB2B. No options were granted during fiscal year 2002.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2002



     The fair value of TruckersB2B option grants for 2001 was determined using a Black-Scholes option-pricing model with the following weighted average assumptions;


                                                     2001            2000
                                                     ----            ----

     Dividend yield...........................         0                0
     Volatility...............................         1%               1%
     Risk-free interest rate..................       5.8%             6.5%
     Forfeiture rate..........................        17%               0%
     Expected life............................     3 years          3 years


     Stock option activity for TruckersB2B is summarized below:


                                              SHARES OF         WEIGHTED
                                              COMMON STOCK      AVERAGE
                                              ATTRIBUTABLE      EXERCISE
                                              TO OPTIONS        PRICE OF OPTIONS
                                              ----------        ----------------

     Granted March 15, 2000 -
          June 30, 2000                          693,250               $1.57
                                                 -------

     Unexercised at July 1, 2000                 693,250               $1.57
     Granted                                     152,000               $0.57
     Forfeited                                   (96,500)              $1.01
                                                 -------

     Unexercised at June 30, 2001                748,750               $1.44
     Forfeited                                  (336,000)              $1.19
                                                --------

     Unexercised at June 30, 2002                412,750               $1.64
                                                 =======

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2002




         The following table summarizes information concerning outstanding and exercisable TruckersB2B options at June 30, 2002:

                                                  Options Outstanding                    Options Exercisable
                                             Weighted-
                                              Average            Weighted                               Weighted
      Range of                               Remaining            Average                                Average
      Exercise             Number           Contractual          Exercise             Number            Exercise
       Prices            Outstanding            Life               Price           Exercisable            Price
       ------            -----------            ----               -----           -----------            -----
       $0-$1               387,000              7.9                $0.88              307,500             $0.96
       $1-$15               25,750              7.9               $13.05               25,750            $13.05

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

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2002


(8)      EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators used in computing earnings per share (in thousands):

                                                                                  2002         2001           2000
                                                                                  ----         ----           ----
Income (loss) available to common shareholders....................              $1,709       $(5,336)       $(2,041)
                                                                                ======       ========       ========

Basic earnings (loss) per share:
     Weighted - average number of common
         shares outstanding.......................................               7,611         7,649          7,777
                                                                                 =====         =====          =====

         Basic earnings (loss) per share..........................               $0.22        $(0.70)        $(0.26)
                                                                                 =====        =======        =======

Diluted earnings (loss) per share:
     Weighted - average number of common
         shares outstanding.......................................               7,611          7,649         7,777
     Effect of stock options and other incremental shares                          142            ---           ---
                                                                                 -----          -----         -----

     Weighted-average number of common shares
         outstanding - diluted....................................               7,753         7,649          7,777
                                                                                 =====         =====          =====

Dilute earnings (loss) per share..................................               $0.22        $(0.70)        $(0.26)
                                                                                 =====        =======        =======


         Diluted loss per share for fiscal year 2001 and 2000 does not include the anti-dilutive effect of 50 thousand and 113 thousand stock options and other incremental shares, respectively.


(9)     RELATED PARTY TRANSACTIONS

         In fiscal 2000, TruckersB2B sold 107,500 shares of its Class A common stock for $1 per share to Michael Miller, a Company board member.

         In October 2001, the Company sold 103,850 shares of treasury stock to non-executive members of management. The Company granted loans totaling $449,000 to the non-executive management with a 5-year term. As of June 30, 2002, approximately $385,000 of the aforementioned loans remained outstanding.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2002




         In fiscal 2002, Millennium Contractor's, LLC, a company which is majority owned by Jerry Closser, Officer and Executive Vice President of Celadon Group, Inc., sub-contracted from MacDougall Pierce to perform various services for Celadon Trucking Services, Inc. The sub-contract was awarded by MacDougall Pierce based on competitive bidding. These services included but were not limited to excavation, utility installation, and ground preparation for parking and building additions constructed in fiscal 2002. Millennium Contractor's LLC was paid by MacDougall Pierce approximately $177,000 for these services.


(10)    COMMITMENTS AND CONTINGENCIES

         The Company has outstanding commitments to purchase approximately $12.8 million of revenue equipment at June 30, 2002, which will be financed utilizing long-term lease agreements.

         Standby letters of credit, not reflected in the accompanying consolidated financial statements, aggregated approximately $2.8 million at June 30, 2002.

         The Company has employment and consulting agreements with various key employees providing for minimum combined annual compensation over the next two fiscal years ranging from $840 thousand in 2003 to $320 thousand in 2004.

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

         The Company has a lawsuit filed by Reliance National Indemnity Company ("Reliance") relating to one trucker's liability insurance policy. The Company disagrees with Reliance and has vigorously defended this lawsuit. The Company has been advised that Reliance has decided to dismiss its cause of action against the company and it is in the process of closing this litigation.

         We are a party to routine litigation incidental to its business, primarily involving claims for bodily injury or property damage incurred in the transportation of freight. We are responsible for the safe delivery of cargo. As of July 2002, we are self-insured on auto liability claims for the first one million dollars of an accident claim and for this year Celadon is also responsible for a one million dollar aggregate corridor deductible on the second one million dollar layer of auto liability insurance coverage, plus administrative expenses, for each occurrence involving personal injury or property damage. We are also self-insured for its physical damage losses, and workers compensation losses and responsible for the first $100,000 on cargo claims. We maintain separate insurance in Mexico consisting of bodily injury and property damage coverage with acceptable deductibles. Management believes its uninsured exposure is reasonable for the transportation industry. Consequently, we do not believe that the litigation and claims experienced will have a material impact on our financial position or results of operations.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2002



         Shortages of fuel, increases in fuel prices or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. The Company cannot predict whether high fuel price levels will continue in the future or the extent to which fuel surcharges will be collected to offset such increases. During the years ended June 30, 2002 and 2001, the Company recognized approximately $100 thousand of expense and $405 thousand of income, respectively on futures contracts and commodity collar transactions which is included in fuel expense.


(11)    INCOME TAXES


         The income tax provision (benefit) for operations in 2002, 2001 and 2000 consisted of the following (in thousands):

                                                                                       2002             2001             2000
                                                                                       ----             ----             ----
Current:
     Federal  .........................................................                $---            $---             $---
     State and local...................................................                  97             244              236
     Foreign...........................................................                  90             ---              709
                                                                                     ------         -------          -------
         Total Current                                                                 $187            $244             $945
                                                                                     ------         -------          -------
Deferred:
     Federal  .........................................................                 740          (2,638)          (1,209)
     State and local...................................................                  39            (232)            (531)
     Foreign...........................................................                 249             ---              ---
                                                                                     ------         -------          -------
         Total Deferred (Credit).......................................               1,028          (2,870)          (2,273)
                                                                                     ------         -------          -------
         Total.........................................................              $1,215         $(2,626)         $(1,328)
                                                                                     ======         ========         ========

         No provision is made for U.S. federal income taxes on undistributed earnings of foreign subsidiaries of approximately $5.0 million at June 30, 2002, as management intends to permanently reinvest such earnings in the Company's operations in the respective foreign countries where earned. Included in the consolidated income before income taxes is income of approximately $1.2 million generated from foreign operations in fiscal 2002.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2002




         The Company's effective rate differs from the statutory federal tax rate as follows:

                                                               2002             2001                 2000
                                                               ----             ----                 ----
Statutory federal tax rate...........................        35.00%            35.00%               35.00%
State taxes, net of federal benefit..................         3.04             (0.10)                5.78
Non-deductible expenses..............................         2.33             (3.84)               (7.77)
Other, net                                                    1.23              1.92                 6.41
                                                             -----             -----                -----
         Effective tax rate..........................        41.60%            32.98%               39.42%
                                                             =====             =====                =====

         The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2002 and 2001 consisted of the following (in thousands):

                                                                            2002             2001
                                                                            ----             ----
Deferred tax assets:
     Allowance for doubtful accounts........................               $280             $281
     Insurance reserves.....................................              1,276            1,262
     Net operating loss carryforwards.......................              3,931            4,058
     Alternative minimum tax credit carryforward............                628              628
     Other                                                                  142              586
                                                                       --------         --------
           Total deferred tax assets........................             $6,257           $6,815
                                                                       ========         ========

Deferred tax liabilities:
     Property and equipment.................................            $(4,301)         $(4,646)
     Capital leases.........................................             (4,665)          (4,264)
     Deferred gain..........................................             (1,070)          (1,086)
     Other                                                               (2,003)          (1,943)
                                                                       --------         --------
           Total deferred tax liabilities...................           $(12,039)        $(11,939)
                                                                       ========         ========

Net current deferred tax assets.............................             $1,808           $1,768
Net non-current deferred tax liabilities....................             (7,590)          (6,892)
                                                                       --------         --------
           Total net deferred tax liabilities...............            $(5,782)         $(5,124)
                                                                       ========         ========

         As of June 30, 2002, the Company had approximately $10.2 million of net operating loss carryforwards with expiration dates beginning in 2015.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2002




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

                              CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 JUNE 30, 2002


                                                                    FISCAL YEAR ENDED
                                                                        JUNE 30,
                                                                 (DOLLARS IN THOUSANDS)
                                                          2002             2001            2000
                                                        --------        ---------        --------
Operating revenues
    Transportation................................      $330,321         $347,390        $351,357
    E-Commerce....................................         6,678            4,428             212
                                                        --------        ---------        --------
                                                         336,999          351,818         351,569

Operating income (loss)
    Transportation................................         9,659            6,644          13,529
    E-Commerce....................................           886           (2,296)         (4,685)
                                                        --------        ---------        --------
                                                          10,545            4,348           8,844

Depreciation and amortization
    Transportation................................        13,616           15,352          14,511
    E-Commerce....................................            74               57              10
                                                        --------        ---------        --------
                                                          13,690           15,409          14,521

Interest income
    Transportation..............................             114              148              86

Interest expense
    Transportation...............................          7,489            9,311           9,324
    E-Commerce...................................            112              117             ---
                                                        --------        ---------        --------
                                                           7,601            9,428           9,324

Income (loss) before taxes
    Transportation...............................          2,150           (5,894)            769
    E-Commerce...................................            774           (2,068)         (4,138)
                                                        --------        ---------        --------
                                                           2,924           (7,962)         (3,369)

Total assets
    Transportation...............................        188,508          193,574         214,318
    E-Commerce...................................          1,523            1,342           1,004
                                                        --------        ---------        --------
                                                         190,031          194,916         215,322

Special charges included in segment profit loss
    Loss on flatbed division (Transportation)                 --           (3,692)             --
    Loss on disposition equipment (Transportation)            --               --          (3,266)
    Non-cash member costs (E-commerce)                        --             (342)         (2,767)
    Write-off IPO costs (E-commerce)                          --             (800)             --



          See accompanying notes to consolidated financial statements.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2002



         Information as to the Company's operations by geographic area is summarized below (in thousands):


                                                                  2002             2001               2000
                                                                --------         --------          ---------
Operating revenue:
         United States...............................           $268,902         $281,032           $280,575
         Canada                                                   47,900           51,296             54,528
         Mexico   ...................................             20,197           19,490             16,466
                                                                --------         --------           --------
                  Total..............................           $336,999         $351,818           $351,569
                                                                ========         ========           ========

Long lived assets:
         United States...............................            $81,940          $85,997            $96,623
         Canada                                                   10,684           12,770             12,576
         Mexico   ...................................              2,354            3,135              3,443
                                                                 -------         --------           --------
                  Total..............................            $94,978         $101,902           $112,642
                                                                 =======         ========           ========


         The Company's largest customer is DaimlerChrysler, which accounted for approximately 19%, 20%, and 24% of the Company's total revenue for fiscal 2002, 2001 and 2000, respectively. In the fourth quarter in fiscal 2002, DaimlerChrysler accounted for approximately 16% of our revenue. The Company transports DaimlerChrysler original equipment automotive parts primarily between the United States and Mexico and Daimler Chrysler after-market replacement parts and accessories within the United States. The Company's agreement with DaimlerChrysler is an agreement for international freight with the Chrysler division, which expires in October 2003. No other customer accounted for more than 10% of the Company's total revenue during any of its three most recent fiscal years.

                               CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2002




(13)    SUBSEQUENT EVENT

         On September 26, 2002, the Company entered into a Loan and Security Agreement ("Loan Agreement") with Fleet Capital Corporation, Fleet Capital Canada Corporation and several other lenders named in the Loan Agreement. The Loan Agreement provides to the Company, its Canadian subsidiary and certain of its United States subsidiaries a credit facility in the aggregate amount of $55 million. The facility consists of two revolving loan facilities, two term loan subfacilities and a commitment to issue and guaranty letters of credit. The term loan subfacilities consist of a domestic term loan in the aggregate principal amount of approximately $10 million and a Canadian term loan in the aggregate principal amount of approximately $800 thousand. Repayment of the amounts outstanding under the Loan Agreement is secured by a lien on the Company's assets and the assets of certain of its subsidiaries, including the stock or other equity interests of various subsidiaries. In addition, certain of the Company's subsidiaries that are not party to the Loan Agreement have guaranteed the repayment of the amount outstanding under the Loan Agreement, and have granted a lien on their respective assets to secure such repayment. The Loan Agreement replaces in full the credit facility the Company entered into with ING (U.S.) Capital, LLC, in August 1999. The Loan Agreement, which is for a term of three years, terminates on September 26, 2005.

                              CELADON GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 JUNE 30, 2002


(14) SELECTED QUARTERLY DATA (UNAUDITED)

     Summarized quarterly data for fiscal 2002 and 2001 follows (in thousands except per share amounts):


                                                FISCAL YEAR 2002
                                 1ST QTR.    2ND QTR.    3RD QTR.    4TH QTR.
                                 --------    --------    --------    --------

Operating revenues ...........   $ 82,870    $ 79,349    $ 78,737    $ 96,043
Operating expenses ...........     80,383      77,125      76,550      92,396
                                 --------    --------    --------    --------

Operating income .............      2,487       2,224       2,187       3,647
Other expense ................      2,086       1,896       1,714       1,925
                                 --------    --------    --------    --------

Income before taxes ..........        401         326         473       1,722
Income tax expense ...........        260         129         195         631
                                 --------    --------    --------    --------

Net income ...................   $    141    $    199    $    278    $  1,091
                                 ========    ========    ========    ========

Basic income per share .......   $   0.02    $   0.03    $   0.04    $   0.14
                                 --------    --------    --------    --------
Diluted income per share .....   $   0.02    $   0.03    $   0.04    $   0.14
                                 ========    ========    ========    ========


                                                FISCAL YEAR 2001
                                 1ST QTR.    2ND QTR.    3RD QTR.    4TH QTR.
                                 --------    --------    --------    --------
Operating revenues ...........   $ 88,427    $ 87,048    $ 88,234    $ 88,109
Operating expenses ...........     86,678      85,754      88,390      86,648
                                 --------    --------    --------    --------

Operating income (loss) ......      1,749       1,294        (156)      1,461
Other expense ................      2,344       2,132       2,258       5,576
                                 --------    --------    --------    --------

Loss before taxes ............       (595)       (838)     (2,414)     (4,115)
Income taxes benefit .........       (125)       (283)       (832)     (1,386)
                                 --------    --------    --------    --------

Net (loss) ...................   $   (470)   $   (555)   $ (1,582)   $ (2,729)
                                 ========    ========    ========    ========

Basic loss per share .........   $  (0.06)   $  (0.07)   $  (0.21)   $  (0.36)
                                 --------    --------    --------    --------
Diluted loss per share .......   $  (0.06)   $  (0.07)   $  (0.21)   $  (0.36)
                                 ========    ========    ========    ========


The effect of stock options for the quarters with net losses is anti-dilutive because of the net loss. In these cases, the diluted per share amounts equal the basic per share amounts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in or disagreements with accountants on accounting or financial disclosure within the last three fiscal years.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to the Company's definitive Proxy Statement to be filed in connection with the 2002 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to the Company's definitive Proxy Statement to be filed in connection with the 2002 Annual Meeting of Stockholders. Information regarding the Company's equity compensation plans is set forth in Item 5 of this report and incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to the Company's definitive Proxy Statement to be filed in connection with the 2002 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to the Company's definitive Proxy Statement to be filed in connection with the 2002 Annual Meeting of Stockholders.

ITEM 14. CONTROLS AND PROCEDURES

Not applicable.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this September 30, 2002.

                                       Celadon Group, Inc.

                                       By:  /s/ Stephen Russell
                                       ------------------------------
                                       Stephen Russell
                                       Chairman of the Board and Chief Executive
                                          Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



       Signature                                     Title                                    Date

                               Chairman of the Board and                               September 30, 2002
/s/ Stephen Russell            Chief Executive Officer
-----------------------        (Principal Executive Officer)
(Stephen Russell)

                               Chief Financial Officer, Secretary, and                 September 30, 2002
/s/ Paul A. Will               Asst. Treasurer (Principal Accounting Officer)
-----------------------
(Paul A. Will)

                                                                                       September 30, 2002
/s/ Michael Dunlap             Asst. Secretary and Treasurer
-----------------------
(Michael Dunlap)

                                                                                       September 30, 2002
/s/ Paul A. Biddelman          Director
-----------------------
(Paul A. Biddelman)

                                                                                       September 30, 2002
/s/ Michael Miller             Director
-----------------------
(Michael Miller)

                                                                                       September 30, 2002
/s/ Anthony Heyworth           Director
-----------------------
(Anthony Heyworth)

                                                                                       September 30, 2002
/s/ John Kines                 Director
-----------------------
(John Kines)


                                 CERTIFICATIONS



I, Stephen Russell, certify that:

     1.  I have reviewed this annual report on Form 10-K of Celadon Group, Inc;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:  September 30, 2002                  /s/ Stephen Russell
       --------------------                -------------------------------------
                                                      Stephen Russell
                                                   Chairman of the Board
                                                and Chief Executive Officer



I, Paul A. Will, certify that:

1.   I have reviewed this annual report on Form 10-K of Celadon Group, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report and;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date: September 30, 2002                    /s/ Paul A. Will
      ------------------------              ------------------------------------
                                                        Paul A. Will
                                                  Chief Financial Officer;
                                             Secretary and Assistant Treasurer

                                     PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


                                                                                             Page Number of
                                                                                             Annual Report
                                                                                              on Form 10-K
List of Documents filed as part of this Report

        (1)   FINANCIAL STATEMENTS

Report of Independent Auditors                                                                     21

Consolidated Balance Sheets as of June 30, 2002 and 2001                                           22

Consolidated Statements of Operations for each of the years
        Ended June 30, 2002, 2001 and 2000                                                         23

Consolidated Statements of Cash Flows for each of the years
        Ended June 30, 2002, 2001 and 2000                                                         24

Consolidated Statements of Stockholders' Equity for each of the years
        Ended June 30, 2002, 2001 and 2000                                                         25

Notes to Consolidated Financial Statements                                                         26

        (2)   FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements Schedules as of and for each of the years ended June 30, 2002, 2001 and 2000

        Schedule II        Valuation and Qualifying Accounts                                       54

All other Financial Statements Schedules have been omitted because they are not required or are not applicable.

(3)     EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K).


3.1-- Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 of Form S-1 filed January 20, 1994 (No. 33-72128).
3.2-- Certificate of Amendment of Certificate of Incorporation dated February 2, 1995 decreasing aggregate number of authorized shares to 12,179,985. Incorporated by reference to Exhibit 3.2 of Form 10-K filed November 30, 1995.
3.3--    Certificate of Designation
3.4-- By-laws of the Company. Incorporated by reference to Exhibit 3.2 of Form S-1 filed January 20, 1994 (No. 33-72128).
10.1-- Celadon Group, Inc. 1994 Stock Option Plan. Incorporated by reference to Exhibit B to the Company's Proxy Statement filed October 17, 1997.
10.2--   401(k) Profit Sharing Plan of the Company. Incorporated by reference to
         Exhibit 10.4 of Form S-1 filed January 20, 1994 (No. 33-72128).
10.3-- 401(K) Profit Sharing Plan and Adoption Agreement of the Company. Incorporated by reference to Exhibit 10.45 of Form 10-Q filed February 12, 1997.
10.4-- Employment Agreement between the Company and Stephen Russell. Incorporated by reference to Exhibit 10.43 of Form S-1 Filed January 20, 1994 (No. 33-72128).10.7
10.5-- Amendment dated February 12, 1997 to Employment Agreement dated January 21, 1994 between the Company and Stephen Russell. Incorporated by reference to Exhibit 10.50 of Form 10-K filed September 12, 1997.
10.6-- Celadon Group, Inc. Non-Employee Director Stock Option Plan. Incorporated by reference to Exhibit A to the Company's Proxy Statement filed October 17, 1997.
10.7-- Amendment No. 2 dated August 1, 1997 to Employment Agreement dated January 21, 1994 between the Company and Stephen Russell. Incorporated by reference to Exhibit 10.55 of Form 10-Q filed February 11, 1998.
10.8-- $60,000,000 Credit Agreement dated August 11, 1999 among the Company, and Celadon Trucking Services, Inc., and ING (U.S.) Capital LLC. Incorporated by reference to Exhibit 10.61 of Form 10-Q filed November 15, 1999.
10.9-- $5,000,000 First Amendment Credit Agreement dated November 5, 1999 among the Company, and Celadon Trucking Services, Inc. and ING ((U.S.) Capital LLC. Incorporated by reference to Exhibit 10.62 of Form 10-Q filed February 14, 2000.
10.10-- Second Amendment Credit Agreement dated February 17, 2000 between the Company and ING (U.S.) Capital LLC. Incorporated by reference to
         Exhibit 10.22 of Form 10-K filed September 28, 2000.
10.11-- Third Amendment Credit Agreement dated May 11, 2000 between the Company and ING (U.S.) Capital LLC. Incorporated by reference to Exhibit 10.23 of Form 10-K filed September 28, 2000.
10.12-- $2,000,000 Fourth Amendment Credit Agreement dated September 6, 2000 between the Company and ING (U.S.) Capital LLC. Incorporated by reference to Exhibit 10.24 of Form 10-K filed September 28, 2000.
10.13--  Stockholder Rights Plan for the Company Incorporated by reference to
         Exhibit 4.1 of Form 8-A filed July 20, 2000.
10.14-- Fifth Amendment Credit Agreement dated February 14, 2001 between the Company and ING (U.S.) Capital LLC. Incorporated by reference to
         Exhibit 10.26 of Form 10-Q filed May 14, 2001.
10.15-- Sixth Amendment Credit Agreement dated May 14, 2001 between the Company and ING (U.S.) Capital LLC. Incorporated by reference to Exhibit 10.27 of Form 10-K filed September 28, 2001.
10.16-- Seventh Amendment Credit Agreement dated September 14, 2001 between the Company and ING (U.S.) Capital LLC. Incorporated by reference to
         Exhibit 10.28 of Form 10-Q filed November 14, 2001.
10.17-- Eighth Amendment Credit Agreement dated December 31, 2001 between the Company and ING (U.S.) Capital LLC. Incorporated by reference to
         Exhibit 10.29 of Form 10-Q filed February 14, 2002.
10.18-- Ninth Amendment, Waiver and Override Agreement dated June 6, 2002 between the Company and ING (U.S.) Capital LLC.
10.19-- Amendment No. 3 dated July 26, 2000 to Employment Agreement dated January 21, 1994 between the Company and Stephen Russell.
10.20-- Amendment No. 4 dated April 4, 2002 to Employment Agreement dated January 21, 1994 between the Company and Stephen Russell.
10.21--  Separation Agreement dated March 3, 2000 between the Company and Paul
         A. Will.
10.22-- Amendment to Separation Agreement between the Company and Paul A. Will dated March 3, 2000.

10.23-- Separation Agreement dated March 2, 2000 between the Company and David Shatto.
10.24-- Amendment to Separation Agreement between the Company and David Shatto dated March 2, 2000.
10.25-- Loan and Security Agreement dated September 26, 2002, among the Company, certain of its subsidiaries, Fleet Capital Corporation, Fleet Capital Canada Corporation and certain other lenders.
21--     Subsidiaries.
23--     Consent of Independent Auditors.
99.1-- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2-- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3--   Risk Factors.


----------

(4) REPORTS ON FORM 8-K.
      No current Reports on Form 8-K were filed during the three months ended June 30, 2002.

(5) EXHIBITS.
      The exhibits required to be filed with this Annual Report on Form 10-K pursuant to Item 601 of Regulation S-K are listed under "Exhibits" in Part IV, Item 15(3) of this Annual Report on Form 10-K, and are filed herewith or incorporated herein by reference.

                                   SCHEDULE II

                               CELADON GROUP, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED JUNE 30, 2002, 2001 AND 2000


                                          BALANCE AT      CHARGED TO                          BALANCE AT
                                          BEGINNING       COSTS AND                           END OF
DESCRIPTION                               OF PERIOD       EXPENSES       DEDUCTIONS           PERIOD
-----------                               ---------       --------       ----------           ------

YEAR ENDED JUNE 30, 2000:

Allowance for doubtful accounts          $  788,188      $  493,621       $  495,389(a)      $  786,420

Reserves for claims payable              $1,024,320      $3,856,668       $2,689,773(b)      $2,191,215
     as self insurer

YEAR ENDED JUNE 30, 2001:

Allowance for doubtful accounts          $  786,420      $  753,860       $  530,249(a)      $1,010,031

Reserves for claims payable              $2,191,215      $5,260,129       $4,239,005(b)      $3,212,339
     as self insurer

YEAR ENDED JUNE 30, 2002:

Allowance for doubtful accounts          $1,010,031      $  932,657       $1,002,566(a)      $  940,122

Reserves for claims payable              $3,212,339      $6,203,768       $5,024,203(b)      $4,391,904
     as self insurer

----------

(a) Represents accounts receivable write-offs.

(b) Represents claims paid.

                                INDEX TO EXHIBITS

3.1-- Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 of Form S-1 filed January 20, 1994 (No. 33-72128).
3.2-- Certificate of Amendment of Certificate of Incorporation dated February 2, 1995 decreasing aggregate number of authorized shares to 12,179,985. Incorporated by reference to Exhibit 3.2 of Form 10-K filed November 30, 1995.
3.3--    Certificate of Designation
3.4-- By-laws of the Company. Incorporated by reference to Exhibit 3.2 of Form S-1 filed January 20, 1994 (No. 33-72128).
10.1-- Celadon Group, Inc. 1994 Stock Option Plan. Incorporated by reference to Exhibit B to the Company's Proxy Statement filed October 17, 1997.
10.2--   401(k) Profit Sharing Plan of the Company. Incorporated by reference to
         Exhibit 10.4 of Form S-1 filed January 20, 1994 (No. 33-72128).
10.3-- 401(K) Profit Sharing Plan and Adoption Agreement of the Company. Incorporated by reference to Exhibit 10.45 of Form 10-Q filed February 12, 1997.
10.4-- Employment Agreement between the Company and Stephen Russell. Incorporated by reference to Exhibit 10.43 of Form S-1 Filed January 20, 1994 (No. 33-72128).10.7
10.5-- Amendment dated February 12, 1997 to Employment Agreement dated January 21, 1994 between the Company and Stephen Russell. Incorporated by reference to Exhibit 10.50 of Form 10-K filed September 12, 1997.
10.6-- Celadon Group, Inc. Non-Employee Director Stock Option Plan. Incorporated by reference to Exhibit A to the Company's Proxy Statement filed October 17, 1997.
10.7-- Amendment No. 2 dated August 1, 1997 to Employment Agreement dated January 21, 1994 between the Company and Stephen Russell. Incorporated by reference to Exhibit 10.55 of Form 10-Q filed February 11, 1998.
10.8-- $60,000,000 Credit Agreement dated August 11, 1999 among the Company, and Celadon Trucking Services, Inc., and ING (U.S.) Capital LLC. Incorporated by reference to Exhibit 10.61 of Form 10-Q filed November 15, 1999.
10.9-- $5,000,000 First Amendment Credit Agreement dated November 5, 1999 among the Company, and Celadon Trucking Services, Inc. and ING ((U.S.) Capital LLC. Incorporated by reference to Exhibit 10.62 of Form 10-Q filed February 14, 2000.
10.10-- Second Amendment Credit Agreement dated February 17, 2000 between the Company and ING (U.S.) Capital LLC. Incorporated by reference to
         Exhibit 10.22 of Form 10-K filed September 28, 2000.
10.11-- Third Amendment Credit Agreement dated May 11, 2000 between the Company and ING (U.S.) Capital LLC. Incorporated by reference to Exhibit 10.23 of Form 10-K filed September 28, 2000.
10.12-- $2,000,000 Fourth Amendment Credit Agreement dated September 6, 2000 between the Company and ING (U.S.) Capital LLC. Incorporated by reference to Exhibit 10.24 of Form 10-K filed September 28, 2000.
10.13--  Stockholder Rights Plan for the Company Incorporated by reference to
         Exhibit 4.1 of Form 8-A filed July 20, 2000.
10.14-- Fifth Amendment Credit Agreement dated February 14, 2001 between the Company and ING (U.S.) Capital LLC. Incorporated by reference to
         Exhibit 10.26 of Form 10-Q filed May 14, 2001.
10.15-- Sixth Amendment Credit Agreement dated May 14, 2001 between the Company and ING (U.S.) Capital LLC. Incorporated by reference to Exhibit 10.27 of Form 10-K filed September 28, 2001.
10.16-- Seventh Amendment Credit Agreement dated September 14, 2001 between the Company and ING (U.S.) Capital LLC. Incorporated by reference to
         Exhibit 10.28 of Form 10-Q filed November 14, 2001.
10.17-- Eighth Amendment Credit Agreement dated December 31, 2001 between the Company and ING (U.S.) Capital LLC. Incorporated by reference to
         Exhibit 10.29 of Form 10-Q filed February 14, 2002.
10.18-- Ninth Amendment, Waiver and Override Agreement dated June 6, 2002 between the Company and ING (U.S.) Capital LLC.
10.19-- Amendment No. 3 dated July 26, 2000 to Employment Agreement dated January 21, 1994 between the Company and Stephen Russell.
10.20-- Amendment No. 4 dated April 4, 2002 to Employment Agreement dated January 21, 1994 between the Company and Stephen Russell.
10.21--  Separation Agreement dated March 3, 2000 between the Company and Paul
         A. Will.
10.22-- Amendment to Separation Agreement between the Company and Paul A. Will dated March 3, 2000.
10.23-- Separation Agreement dated March 2, 2000 between the Company and David Shatto.

10.24-- Amendment to Separation Agreement between the Company and David Shatto dated March 2, 2000.
10.25-- Loan and Security Agreement dated September 26, 2002, among the Company, certain of its subsidiaries, Fleet Capital Corporation, Fleet Capital Canada Corporation and certain other lenders.
21--     Subsidiaries.
23--     Consent of Independent Auditors.
99.1-- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2-- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3--   Risk Factors.