Form 10-Q
period 2002-09-30
CELADON GROUP INC
filed 2002-11-14
CIK 865941

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

                     FOR THE PERIOD ENDED SEPTEMBER 30, 2002

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


The number of shares outstanding of the Common Stock ($.033 par value) of the Registrant as of the close of business on November 14, 2002 was 7,687,879.

                               CELADON GROUP, INC.

                                    INDEX TO

                          SEPTEMBER 30, 2002 FORM 10-Q



PART I.       FINANCIAL INFORMATION


       Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets at September 30, 2002
           and June 30, 2002......................................................................................3

           Condensed Consolidated Statements of Income -  For the three months ended September 30, 2002 and 2001......................................................................4

           Condensed Consolidated Statements of Cash Flows -  For the three months ended September 30, 2002 and 2001......................................................................5

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

       Item 3.    Quantitative and Qualitative Disclosures about Market Risk.....................................16

PART II.      OTHER INFORMATION

       Item 1.    Legal Proceedings..............................................................................18

       Item 2.    Changes in Securities .........................................................................18

       Item 3.    Defaults upon Senior Securities ...............................................................18

       Item 4.    Submission of Matters to a Vote of Security Holders............................................18
       Item 5.    Other Information..............................................................................18
       Item 6.    Exhibits and Reports on Form 8-K...............................................................18

                               CELADON GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                  SEPTEMBER 30      JUNE 30,
                                                                                      2002            2002
                                                                                  ------------      ---------
ASSETS                                                                            (UNAUDITED)
Current assets:
     Cash and cash equivalents .................................................   $   1,238        $     299
     Trade receivables, net of allowance .......................................      50,322           54,796
     Accounts receivable - other ...............................................       4,881            5,728
     Prepaid expenses and other current assets .................................       9,683            6,222
     Tires in service ..........................................................       4,359            4,181
     Deferred income taxes .....................................................       1,788            1,808
                                                                                   ---------        ---------

         Total current assets ..................................................      72,271           73,034
Property and equipment .........................................................     136,211          140,142
     Less accumulated depreciation and amortization ............................      47,414           45,164
                                                                                   ---------        ---------
         Net property and equipment ............................................      88,797           94,978
Tires in service ...............................................................       2,271            1,982
Goodwill .......................................................................      16,702           16,702
Other assets ...................................................................       3,583            3,335
                                                                                   ---------        ---------
     Total assets ..............................................................   $ 183,624        $ 190,031
                                                                                   =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..........................................................   $   2,948        $   4,184
     Accrued expenses ..........................................................      22,959           22,969
     Insurance and claims accrual ..............................................       4,795            4,274
     Bank borrowings and current maturities of long-term debt ..................       5,084            7,531
     Current maturities of capital lease obligations ...........................      23,004           21,120
     Income tax payable ........................................................         187               51
                                                                                   ---------        ---------
         Total current liabilities .............................................      58,977           60,129
Long-term debt, net of current maturities ......................................      43,539           44,178
Capital lease obligations, net of current maturities ...........................      18,315           24,193
Deferred income taxes ..........................................................       7,970            7,590
Minority interest ..............................................................          25               25
Stockholders' equity:
     Preferred stock, $1.00 par value, authorized 179,985 shares; no shares
         issued and outstanding ................................................        --               --
     Common stock, $0.033 par value, authorized 12,000,000 shares; issued
         7,789,764 shares ......................................................         257              257
     Additional paid-in capital ................................................      60,050           60,044
     Retained deficit ..........................................................      (3,458)          (4,349)
     Accumulated other comprehensive loss ......................................      (1,617)          (1,581)
     Treasury stock, at cost, 106,989 and 112,115 shares at
       September 30, 2002 and June 30, 2002, respectively ......................        (434)            (455)
                                                                                   ---------        ---------
         Total stockholders' equity ............................................      54,798           53,916
                                                                                   ---------        ---------
     Total liabilities and stockholders' equity ................................   $ 183,624        $ 190,031
                                                                                   =========        =========


     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                   FOR THE THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                       2002        2001
                                                     --------    --------
Operating revenue ................................   $ 93,560    $ 82,870

Operating expenses:
     Salaries, wages and employee benefits .......     28,478      24,224
     Fuel ........................................     10,687       9,507
     Operating costs and supplies ................      7,964       7,113
     Insurance and claims ........................      3,469       2,979
     Depreciation and amortization ...............      3,534       3,289
     Rent and purchased transportation ...........     28,840      27,702
     Cost of products and services sold ..........      1,237         733
     Professional and consulting fees ............        550         364
     Communications and utilities ................      1,063       1,023
     Permits, licenses and taxes .................      1,939       1,575
     General, administrative, and selling ........      1,863       1,874
                                                     --------    --------
         Total operating expenses ................     89,624      80,383
                                                     --------    --------

Operating income .................................      3,936       2,487
                                                     --------    --------

Other (income) expense:
     Interest income .............................        (24)        (30)
     Interest expense ............................      2,480       2,109
     Other (income) expense, net .................        (40)          7
                                                     --------    --------
Income before income taxes .......................      1,520         401
Provision for income taxes .......................        629         260
                                                     --------    --------
     Net income ..................................   $    891    $    141
                                                     ========    ========

Earnings per common share:
     Diluted earnings per share ..................   $   0.11    $   0.02
     Basic earnings per share ....................   $   0.12    $   0.02
Average shares outstanding:
     Diluted .....................................      8,068       7,564
     Basic .......................................      7,680       7,540



     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                           FOR THE THREE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                               2002          2001
                                                                             --------      --------
Cash flows from operating activities:
     Net Income ......................................................       $    891      $    141
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization ...............................          3,534         3,289
         Provision (benefit) for deferred income taxes ...............            400          (337)
         Provision for doubtful accounts .............................            238           236
         Changes in assets and liabilities:
              Trade receivables ......................................          4,236         3,234
              Accounts receivable - other ............................            847           341
              Income tax recoverable .................................           --             532
              Tires in service .......................................           (467)         (273)
              Prepaid expenses and other current assets ..............         (3,471)         (688)
              Other assets ...........................................             49           (21)
              Accounts payable and accrued expenses ..................           (725)       (1,053)
              Income tax payable .....................................            136          --
                                                                             --------      --------
         Net cash provided by operating activities ...................          5,668         5,401
Cash flows from investing activities:
     Purchase of property and equipment ..............................         (1,468)         (866)
     Proceeds on sale of property and equipment ......................          3,792         1,207
                                                                             --------      --------
         Net cash provided by investing activities ...................          2,324           341
Cash flows from financing activities:
     Proceeds from issuances of common stock .........................             27          --
     Proceeds from bank borrowings and debt ..........................         39,487         3,152
     Payments on bank borrowings and debt ............................        (42,573)       (5,507)
     Principal payments under capital lease obligations ..............         (3,994)       (3,917)
                                                                             --------      --------
         Net cash used in financing activities .......................         (7,053)       (6,272)
                                                                             --------      --------
     Increase (decrease) in cash and cash equivalents ................            939          (530)
Cash and cash equivalents at beginning of year .......................            299           794
                                                                             --------      --------
Cash and cash equivalents at end of period ...........................       $  1,238      $    264
                                                                             ========      ========
Supplemental disclosure of cash flow information:
     Interest paid ...................................................       $  1,568      $  2,344
     Income taxes paid ...............................................       $     47      $     30
Supplemental disclosure of non-cash flow investing activities:
     Lease obligation incurred in the purchase of equipment ..........           --        $    333




     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)



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

2.       RECENT ACCOUNTING PRONOUNCEMENTS

         In 2001, the Financial Accounting Standards Board issued Statement No. 143 (SFAS 143), Accounting for Asset Retirement Obligations. SFAS 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, which is adjusted to its present value each period. In addition, companies must capitalize a corresponding amount by increasing the carrying amount of the related long-lived asset, which is depreciated over the useful life of the related asset. The Company adopted SFAS 143 on July 1, 2002, and there was no material impact on its consolidated financial position or results of operations.

         In 2001, the Financial Accounting Standards Board issued Statement No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides additional restrictive criteria that would have to be met to classify an asset as held-for-sale. This statement also requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred (rather than as of the date management commits to a formal plan to dispose of a segment, as previously required). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The Company adopted SFAS 144 on July 1, 2002, and there was no material impact on its consolidated financial position or results of operations.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


         In 2002, the Financial Accounting Standards Board issued Statement No. 145 (SFAS 145), Recession of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13 and Technical Corrections. This SFAS addresses the recording of debt extinguishment costs as extraordinary items and accounting for sale-lease back transactions. Effective July 1 2002, the Company adopted the provisions of SFAS
145. Under this new standard, $0.9 million in expenses associated with the refinancing of the Company's Credit Agreement in September 2002, which under prior standards would have been recorded as an extraordinary item, were recorded in interest expense in the Consolidated Statement of Income. (See Note 3)

         In 2002, the Financial Accounting Standards Board issued Statement No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are required to be applied starting with exit or disposal activities that are initiated after December 31, 2002. Early application is encouraged.

3.       CREDIT AGREEMENT

         On September 26, 2002, the Company entered into a Loan and Security Agreement ("Credit Agreement") with Fleet Capital Corporation, Fleet Capital Canada Corporation and several other lenders named in the Loan Agreement. The Credit Agreement provides a credit facility in the aggregate amount of $55 million. The facility consists of two revolving loan facilities, two term loan subfacilities and a commitment to issue and guaranty letters of credit. The term loan subfacilities consist of a domestic term loan in the aggregate principal amount of approximately $10 million and a Canadian term loan in the aggregate principal amount of approximately $800 thousand. Repayment of the amounts outstanding under the Credit Agreement is secured by a lien on certain assets. The Credit Agreement replaces in full the credit facility the Company entered into with ING (U.S.) Capital, LLC, in August 1999. Proceeds of $39 million from this Credit Agreement were used to satisfy the Company's obligations under its previous credit facility. The Credit Agreement, which is for a term of three years, terminates on September 26, 2005. The Company incurred a one-time non-cash write-off of approximately $900 thousand related to unamortized debt issuance costs from the previous credit facility.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)




4.       EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators used in computing earnings per share (in thousands except for per share amounts):

                                                                  FOR THE THREE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                      2002          2001
                                                                   ----------    ----------
Income available to common shareholders                            $      891    $      141
                                                                   ==========    ==========

Basic earnings per share:
Weighted - average number of common shares outstanding              7,679,592     7,539,642

Basic earnings per share                                           $     0.12    $     0.02
                                                                   ==========    ==========

Diluted earnings per share:
Weighted - average number of common shares outstanding              7,679,592     7,539,642
Effect of stock options and other incremental shares                  388,390        23,877
                                                                   ----------    ----------

Weighted - average number of common shares
 outstanding - diluted                                              8,067,982     7,563,519
                                                                   ==========    ==========
Diluted earnings per share                                         $     0.11    $     0.02
                                                                   ==========    ==========

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)




5.       SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

         The Company operates in two segments, transportation and e-commerce. The Company generates revenue, in the transportation segment, providing truckload hauling services through, Celadon Trucking Services, Inc., ("CTSI") and various other subsidiaries. The Company provided certain services over the Internet through its e-commerce subsidiary TruckersB2B, Inc., ("TruckersB2B"). The e-commerce segment generates revenue by providing discounted fuel, tires, and other products and services to small and medium-sized trucking companies. The Company evaluates its operating segments on operating income.


                             FOR THE THREE MONTHS ENDED
                                   SEPTEMBER 30,
                              (DOLLARS IN THOUSANDS)
                                 2002      2001
                                -------   -------
Operating revenue
     Transportation             $91,630   $81,609
     E-commerce                   1,930     1,261
                                -------   -------
                                $93,560   $82,870
                                =======   =======
Operating income
     Transportation             $ 3,615   $ 2,376
     E-commerce                     321       111
                                -------   -------
                                $ 3,936   $ 2,487
                                =======   =======

Information as to the Company's operating revenue by geographic area, is allocated based primarily on country of customer origin and summarized below:


                                      FOR THE THREE MONTHS ENDED
                                             SEPTEMBER 30,
                                        (DOLLARS IN THOUSANDS)
                                          2002        2001
                                        -------     -------
Operating revenue:
      United States                     $77,424     $65,933
      Canada                             11,268      12,099
      Mexico                              4,868       4,838
                                        -------     -------
      Total                             $93,560     $82,870
                                        =======     =======

         The Company's largest customer is DaimlerChrysler, which accounted for approximately 14% and 22% of the Company's total truckload revenue for the three months ended September 30, 2002 and 2001, respectively. The Company transports DaimlerChrysler original equipment automotive parts primarily between the United States and Mexico and DaimlerChrysler after-market replacement parts and accessories within the United States. The Company's agreement with DaimlerChrysler is an agreement for international freight with the Chrysler division, which expires in October 2003. No other customer accounted for more than 10% of the Company's total revenue during any of its three most recent fiscal years.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)



6.       INCOME TAXES

         Income tax expense varies from the amount computed by applying the federal corporate rate of 35% to income before income taxes, primarily due to state income taxes, permanent tax differences and Mexican taxes being based on assets in lieu of income. The effective income tax rate for the three months ended September 30, 2002 and 2001 were 41% and 65%, respectively.

7.       COMPREHENSIVE INCOME (LOSS)

         Total comprehensive income (loss) was $0.9 million and $(0.1) million for the three months ended September 30, 2002 and 2001, respectively. The difference between the total comprehensive income (loss) and net income relates to the effect of foreign currency translation adjustments.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

         On September 26, 2002, Celadon completed a new $55 million three-year, senior secured revolving credit facility led by Fleet Capital Corporation ("Fleet"). This facility currently bears interest at 250 basis points over LIBOR. Availability under this facility is based on a formula of eligible receivables, revenue equipment and owned properties. The Company incurred a one-time non-cash write-off of approximately $900 thousand related to unamortized loan origination and bank amendment fees related to the previous credit agreement with ING Capital.

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship of expense items to operating revenues for the periods indicated:


                                                PERCENTAGE OF OPERATING REVENUES
                                                   FOR THE THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                --------------------------------
                                                     2002              2001
                                                   --------          ---------
Operating Revenues                                    100%               100%

Operating expenses
  Salaries, wages and employee benefits.........     30.4%              29.2%
  Fuel..........................................     11.4%              11.5%
  Operating costs and supplies..................      8.5%               8.6%
  Insurance and claims..........................      3.7%               3.6%
  Depreciation and amortization.................      3.8%               4.0%
  Rent and purchased transportation.............     30.8%              33.4%
  Cost of products and services sold............      1.3%               0.9%
  Communications and utilities..................      1.1%               1.2%
  Permits, licenses and taxes...................      2.1%               1.9%
  Other.........................................      2.7%               2.7%
                                                     ----               ----
Total operating expenses........................     95.8%              97.0%
                                                     ----               ----
Operating income................................      4.2%               3.0%
                                                     ====               ====

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)



COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 TO THREE MONTHS ENDED SEPTEMBER 30, 2001

         Revenue increased by $10.7 million, or 13%, to $93.6 million for the first quarter of fiscal 2003 from $82.9 million for the first quarter of fiscal 2002. This increase is related to a 9% increase in truckload volume and a slight increase in rate per mile. Non-truckload revenues, which constitute dedicated operations and material handling, increased $2.8 million in the first quarter of fiscal 2003. New dedicated operations represented approximately $1.5 million of this increase. Revenue for TruckersB2B was approximately $1.9 million in the first quarter fiscal 2003 compared to $1.3 million in the first quarter of fiscal 2002. The TruckersB2B revenue for the September 2002 quarter represents over $43 million in purchases made by its member companies through the TruckersB2B network.

         Consolidated operating income increased by $1.4 million, or 56%, to $3.9 million in fiscal 2003 from $2.5 million in fiscal 2002. The increase in operating income was primarily a result of increased revenue offset by increased salaries, wages and benefits, increased rent and purchased transportation and increased fuel. The Company's operating ratio, which expresses operating expenses as a percentage of operating revenue improved from 97.0% in fiscal 2002 to 95.8% in fiscal 2003.

         The Company's fleet increased to 2,668 tractors, including 552 owner-operated tractors and 150 lease-purchase owner operated tractors at September 30, 2002 from 2,355 tractors including 544 owner-operated tractors and 179 lease-purchase owner operated tractors at September 30, 2001.

         Salaries, wages and benefits were $28.5 million, or 30.4% of operating revenues for the three-month period ending September 30, 2002 compared to $24.2 million, or 29.2% of operating revenues for the same period in 2001. This increase is related to an increase in driver payroll for the additional truckload volume. In addition, the Company has added approximately 85 administrative personnel since September 2001 for the additional volume and the material handling operations.

         Fuel increased to $10.7 million, or 11.4% of revenue in the first quarter of fiscal 2003 compared to $9.5 million, or 11.5% of revenue in the first quarter of fiscal 2002. As a percentage of revenue fuel expense remained consistent year-over-year. The $1.2 million increase relates primarily to the purchase of additional gallons for the additional dispatch miles driven.

         Insurance and claims expense was $3.5 million, or 3.7% of revenue in the first quarter of fiscal 2003 compared to $3.0 million, or 3.6% of revenue for the first quarter of fiscal 2002. Insurance consists of premiums for liability, physical damage and cargo damage. The Company's insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts the Company considers adequate. The Company accrues for the uninsured portion of claims based on historical experience.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)



         Rent and purchased transportation increased to $28.8 million, or 30.8% of revenue in the first quarter of fiscal 2003 from $27.7 million, or 33.4% in the first quarter of fiscal 2002. As a percentage of revenue, rent and purchased transportation dropped 8.4% in fiscal 2003. The percentage of revenue for rent and purchased transportation decreased due to maintaining the same size owner-operator fleet year over year while increasing the truckload revenue. Additional expense was incurred for the material handling operation of approximately $1.2 million. Also, as the company tractor fleet has grown by approximately 300 tractors, the monthly operating lease rent expense has increased rent and purchased transportation.

         Net interest expense increased by $0.4 million, or 19%, to $2.5 million in the first quarter of fiscal 2003 from $2.1 million in the first quarter of fiscal 2002. The increase was the result of a one-time non-cash write-off of loan origination costs of approximately $900 thousand related to the Company's previous credit facility. This write-off was offset by a 2 percentage point decrease, or 27% decline in interest rates year over year and reduced capital lease obligations resulting in reduced capital lease related interest expense.

         Other income and expense includes approximately $1.1 million of commission income related to a receivables collection agreement entered into between Foothill Capital and the Company. This agreement related to the collection of receivables tied to the bankrupt Burlington Motor Carriers' ("BMC") business. The Company also recognized approximately $1.0 million of other expense related to a write-down of revenue equipment acquired from Foothill Capital for equipment which has not been located.

         The effective income tax rate decreased to 41% for fiscal 2003 from 65% for fiscal 2002. The decreased tax rate is the effect of the permanent tax differences being allocated to increased income, which deflates the effective tax rate. In addition, taxes for Mexico are based on assets in lieu of income, which has an effect on the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary capital requirements in fiscal 2003 will be for the acquisition of revenue equipment. The Company has historically met its capital investment requirements with a combination of internally generated funds, bank financing, equipment lease financing (both capitalized and operating) and the issuance of common stock. Management believes that there are presently adequate sources of secured equipment financing together with its existing credit facilities and cash flow from operations to provide sufficient funds to meet the Company's anticipated working capital requirements. Furthermore, sources available under the Company's credit facilities are dependant upon the Company maintaining compliance with its covenants or obtaining waivers or amendments with respect to future covenant violations.

         The Company's primary source of cash flow for fiscal 2003 was provided by operations and the collection of from trade receivables offset by increased prepaid expenses. The net cash provided by operations in the first quarter of fiscal 2003 was $5.7 million compared to $5.4 million in the first quarter of fiscal 2002.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


         Net cash provided by investing activities increased to $2.3 million in the first quarter of fiscal 2003 from $0.3 million in the first quarter of fiscal 2002. This primarily relates to the purchase and sale of revenue equipment as the Company continues to trade older equipment for new equipment. As of September 30, 2002, the Company had on order revenue equipment representing a capital commitment of approximately $8.2 million.

         Net cash used in financing activities was $7.1 million in the first quarter of fiscal 2003 compared to $6.3 million in the first quarter of fiscal 2002. Financing activity generally represents bank borrowings (payment and proceeds) and payment of capital lease obligations. As of September 30, 2002, the Company had outstanding debt of $89.9 million as compared to $99.3 million as of September 30, 2001. This debt consists of:

                                                         SEPTEMBER 30,
                                                   -------------------------
                                                    2002               2001
                                                   ------            -------
                                                     (Dollars in thousands)
     Capital lease obligations..................    41,319            51,699
     Credit agreement...........................    37,828            41,390
     Mortgage debt relating to equipment........     6,442             2,595
     Mortgage debt relating to property.........     3,389             2,894
     Other debt.................................       964               766
                                                    ------            ------
     Total outstanding debt.....................    89,942            99,344
                                                    ======            ======

         The Company continues to reduce obligations owed on capital leased equipment through scheduled monthly payments and end-of-lease residual payments. The Company has been replacing all expiring capital leased equipment with operating leased equipment that is accompanied with a fair market value residual.

         On September 26, 2002, the Company entered into a credit facility ("Credit Agreement") with Fleet Capital Corporation, which matures September 2005. Borrowings available under the Credit Agreement are secured based on a formula of eligible receivables and owned properties. Borrowings under the Credit Agreement are based on the banks' base rate and/or LIBOR with interest rates at LIBOR plus an applicable margin that is adjusted quarterly based on the Company's fixed charge coverage ratio. At September 30, 2002, the margin was 2.5%. The Credit Agreement has a maximum borrowing limit of $55 million. As of September 30, 2002, the Company had borrowings under the Credit Agreement in the amount of $37.8 million. Proceeds from this facility were used to satisfy the Company's obligations under its previous credit facility.

         Standby letters of credit, not reflected in the accompanying consolidated financial statements, aggregated approximately $5.3 million at September 30, 2002.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)



CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions and estimates that can have a material impact on the reported results of operations. While management applies its judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from those assumptions, and it is possible that materially different amounts would be reported using differing assumptions.

         We are self-insured for most medical insurance claims, workers compensation claims, and general liability and automotive liability losses. Reported claims and related loss reserves are estimated by third party administrators. Claims incurred but not reported are accrued based on historical experience and industry trends, which are continually monitored, and accruals are adjusted when warranted by changes in facts and circumstances. Insurance and claims expense will vary from period to period based on the severity and frequency of claims incurred in a given period.

         Long-lived assets are depreciated over estimated useful lives based on our historical experience and prevailing industry practice. Estimated useful lives are periodically reviewed to ensure they remain appropriate. Long-lived assets are tested for impairment whenever an event occurs that indicates impairment may exist. Future cash flows and operating performance are used for analyzing impairment losses. If the sum of expected undiscounted cash flows is less than the carrying value an impairment loss is recognized. The Company measures the impairment loss by comparing the fair value of the asset to its carrying value. Fair value is determined based on a discounted cash flow analysis or appraised values as appropriate. Long-lived assets that are held for sale are recorded at the lower of carrying value or the fair value less costs to sell.

         We seek to reduce the potential adverse effects that fuel markets may have on operating results. All fuel derivatives and hedges are recognized on the balance sheet at fair value in conformance with SFAS No 133, Accounting for Derivative Instruments and Hedging Activities. Any adjustment related to adjusting to fair value on the balance sheet is recorded in fuel expense.

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

INFLATION

         Many of the Company's operating expenses, including fuel costs and related fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. The effects of inflation on the Company's business during fiscal 2003 and 2002 generally were not significant.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


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

         The Company is exposed to interest rate risk primarily from its Credit Agreement ("Credit Agreement") in which floating rates are based, at the Company's option, upon either the bank's base rate plus a margin ranging from ..5% to 3.0%. A hypothetical 10% movement in interest rates would have an impact on income before taxes of approximately $200 thousand. In the event of a change of such magnitude, management would likely consider actions to further mitigate its exposure to the change.

         Shortages of fuel, increases in prices or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. Fuel is subject to economic, political and market factors that are outside of the Company's control. The Company has historically been able to recover a portion of high fuel prices from customers in the form of fuel surcharges. The Company from time-to-time will enter into futures contracts and derivative financial instruments to reduce its exposure to fuel price fluctuations. As of September 30, 2002, the Company had 8% of estimated fuel purchases hedged through January 2003. The Company recognized approximately $100 thousand of income for the quarter ended September 30, 2002 related to these derivative contracts. A hypothetical 10% movement on the price of fuel futures would have virtually no impact related to these derivative contracts.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)




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

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

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

ITEM 2.  CHANGES IN SECURITIES - NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.  CONTROLS AND PROCEDURES

         As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

ITEM 5.  OTHER INFORMATION - NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits -

              99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) The Company did not file any reports on form 8-K during the three months ended September 30, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       Celadon Group, Inc.
                                                          (Registrant)


                                                       /s/ Stephen Russell
                                                     -----------------------
                                                         Stephen Russell
                                                     Chief Executive Officer


                                                         /s/ Paul A. Will
                                                     -----------------------
                                                           Paul A. Will
                                                     Chief Financial Officer


Date:    November 14, 2002

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



I, Stephen Russell, certify that;


1.       I have reviewed this quarterly report on Form 10-Q

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registration as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                            /s/ Stephen Russell
                                            -----------------------
                                                Stephen Russell
                               Chairman of the Board and Chief Executive Officer


November 14, 2002

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I, Paul A. Will, certify that;


1.       I have reviewed this quarterly report on Form 10-Q

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registration as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                                /s/ Paul A. Will
                                                -----------------------
                                                     Paul A. Will
                                                Chief Financial Officer


November 14, 2002