Form 10-Q
period 2002-12-31
CELADON GROUP INC
filed 2003-02-13
CIK 865941

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED DECEMBER 31, 2002

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

The number of shares outstanding of the Common Stock ($.033 par value) of the Registrant as of the close of business on February 13, 2003 was 7,693,313.

                               CELADON GROUP, INC.

                                    INDEX TO

                           DECEMBER 31, 2002 FORM 10-Q


PART I.       FINANCIAL INFORMATION

       Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of December 31, 2002
           and June 30, 2002  ..............................................................................  3

           Condensed Consolidated Statements of Income - For the three and six months ended December 31, 2002 and 2001.................................................................  4

           Condensed Consolidated Statements of Cash Flows - For the six months ended December 31, 2002 and 2001 ................................................................  5

           Notes to Condensed Consolidated Financial Statements ............................................  6

       Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ................................................................ 11

       Item 3.    Quantitative and Qualitative Disclosures about Market Risk ............................... 17

       Item 4.    Controls and Procedures................................................................... 17



PART II.      OTHER INFORMATION

       Item 1.    Legal Proceedings......................................................................... 18

       Item 2.    Changes in Securities .................................................................... 18

       Item 3.    Defaults upon Senior Securities........................................................... 18

       Item 4.    Submission of Matters to a Vote of Security Holders and Procedures........................ 18

       Item 5.    Other Information......................................................................... 18

       Item 6.    Exhibits and Reports on Form 8-K.......................................................... 18

                               CELADON GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                            December 31              June 30,
                                                                                               2002                    2002
                                                                                               ----                    ----
ASSETS                                                                                      (unaudited)
Current assets:
     Cash and cash equivalents...................................................         $     798                $     299
     Trade receivables, net of allowance.........................................            43,786                   54,796
     Accounts receivable -- other................................................             4,557                    5,728
     Prepaid expenses and other current assets...................................             8,924                    6,222
     Tires in service............................................................             4,517                    4,181
     Deferred income taxes.......................................................             1,569                    1,808
                                                                                          ---------                ---------
         Total current assets....................................................            64,151                   73,034
Property and equipment...........................................................           134,760                  140,142
     Less accumulated depreciation and amortization..............................            49,935                   45,164
                                                                                          ---------                ---------
         Net property and equipment..............................................            84,825                   94,978
Tires in service.................................................................             2,279                    1,982
Goodwill                                                                                     16,702                   16,702
Other assets.....................................................................             3,488                    3,335
                                                                                          ---------                ---------
     Total assets................................................................          $171,445                $ 190,031
                                                                                          =========                =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable............................................................         $   5,473                $   4,184
     Accrued expenses............................................................            12,763                   12,283
     Salaries and benefits accrual...............................................             6,700                    7,087
     Insurance and claims accrual................................................             4,308                    4,274
     Owner-operator expense accrual..............................................             2,218                    3,599
     Bank borrowings and current maturities of long-term debt....................             7,912                    7,531
     Current maturities of capital lease obligations.............................            18,456                   21,120
     Income tax payable..........................................................               341                       51
                                                                                          ---------                ---------
         Total current liabilities...............................................            58,171                   60,129
Long-term debt, net of current maturities........................................            33,524                   44,178
Capital lease obligations, net of current maturities.............................            15,727                   24,193
Deferred income taxes............................................................             8,209                    7,590
Minority interest................................................................                25                       25
Stockholders' equity:
     Preferred stock, $1.00 par value, authorized 179,985 shares; no shares
         issued and outstanding..................................................               ---                      ---
     Common stock, $0.033 par value, authorized 12,000,000 shares; issued
         7,789,764 shares .......................................................               257                      257
     Additional paid-in capital..................................................            60,046                   60,044
     Retained deficit............................................................            (2,430)                  (4,349)
     Accumulated other comprehensive loss........................................            (1,673)                  (1,581)
     Treasury stock, at cost, 101,385 and 112,115 shares at
       December 31, 2002 and June 30, 2002, respectively.........................              (411)                    (455)
                                                                                          ---------                ---------
         Total stockholders' equity..............................................            55,789                   53,916
                                                                                          ---------                ---------
     Total liabilities and stockholders' equity..................................         $ 171,445                $ 190,031
                                                                                          =========                =========

     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                       For the three months ended         For the six months ended
                                                                               December 31,                       December 31,
                                                                         2002              2001              2002              2001
                                                                         ----              ----              ----              ----

Operating revenue ..........................................        $  90,827         $  79,349         $ 184,387         $ 162,219

Operating expenses:
    Salaries, wages and employee benefits ..................           27,862            22,981            56,340            47,205
    Fuel ...................................................           11,401             8,181            22,088            17,688
    Operating costs and supplies ...........................            7,818             7,380            15,782            14,493
    Insurance and claims ...................................            3,132             2,491             6,601             5,470
    Depreciation and amortization ..........................            3,051             3,306             6,585             6,595
    Rent and purchased transportation ......................           28,041            26,870            56,881            54,572
    Costs of products and services sold ....................            1,293             1,033             2,530             1,766
    Professional and consulting fees .......................              584               413             1,134               777
    Communications and utilities ...........................              938               880             2,001             1,903
    Permits, licenses and taxes ............................            1,940             1,672             3,879             3,247
    General, administrative and selling ....................            1,615             1,918             3,478             3,792
                                                                    ---------         ---------         ---------         ---------
         Total operating expenses ..........................           87,675            77,125           177,299           157,508
                                                                    ---------         ---------         ---------         ---------

Operating income ...........................................            3,152             2,224             7,088             4,711

Other (income) expense:
    Interest Income ........................................              (14)              (24)              (38)              (54)
    Interest expense .......................................            1,456             1,836             3,936             3,945
    Other (income) expense, net ............................              (25)               84               (65)               91
                                                                    ---------         ---------         ---------         ---------
Income before income taxes .................................            1,735               328             3,255               729
Provision for income taxes .................................              707               129             1,336               389
                                                                    ---------         ---------         ---------         ---------
         Net income ........................................        $   1,028         $     199         $   1,919         $     340
                                                                    =========         =========         =========         =========

Earnings (loss) per common share:
    Diluted earnings (loss) per share ......................        $    0.13         $    0.03         $    0.24         $    0.04
    Basic earnings (loss) per share ........................        $    0.13         $    0.03         $    0.25         $    0.04
Average shares outstanding:
    Diluted ................................................            8,061             7,686             8,065             7,625
    Basic ..................................................            7,687             7,607             7,683             7,574


     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                          FOR THE SIX MONTHS ENDED
                                                                                                                  DECEMBER 31,

                                                                                                          2002                 2001
                                                                                                          ----                 ----
Cash flows from operating activities:
     Net Income ..........................................................................            $  1,919             $    340
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization ...................................................               6,585                6,595
         Provision (benefit) for deferred income taxes ...................................                 859                 (302)
         Provision for doubtful accounts .................................................                 327                  476
         Changes in assets and liabilities:
              Trade receivables ..........................................................              10,683                9,239
              Accounts receivable -- other ...............................................               1,171                  322
              Income tax recoverable .....................................................                  --                  597
              Tires in service ...........................................................                (632)                (207)
              Prepaid expenses and other current assets ..................................              (2,702)              (1,209)
              Other assets ...............................................................                 203                  255
              Accounts payable and accrued expenses ......................................                  35               (4,490)
              Income tax payable .........................................................                 290                  129
                                                                                                      --------             --------
         Net cash provided by operating activities .......................................              18,738               11,745
Cash flows from investing activities:
     Purchase of property and equipment ..................................................              (2,349)                (776)
     Proceeds on sale of property and equipment ..........................................               5,467                1,759
                                                                                                      --------             --------
         Net cash provided by investing activities .......................................               3,118                  983
Cash flows from financing activities:
     Proceeds from issuances of common stock .............................................                  46                  415
     Proceeds from bank borrowings and debt ..............................................               2,916                   80
     Payments on bank borrowings and debt ................................................             (13,189)              (6,650)
     Principal payments under capital lease obligations ..................................             (11,130)              (7,303)
                                                                                                      --------             --------
        Net cash used in financing activities ............................................             (21,357)             (13,458)
                                                                                                      --------             --------
     Increase (decrease) cash and cash equivalents .......................................                 499                 (730)
Cash and cash equivalents at beginning of year ...........................................                 299                  794
                                                                                                      --------             --------
Cash and cash equivalents at end of period ...............................................            $    798             $     64
                                                                                                      ========             ========
Supplemental disclosure of cash flow information:
     Interest paid .......................................................................            $  2,919             $  4,183
     Income taxes paid ...................................................................            $    178             $    120
Supplemental disclosure of non-cash flow investing activities:
     Lease obligation incurred in the purchase of equipment ..............................                  --             $    993

     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                   (UNAUDITED)



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


2.       RECENT ACCOUNTING PRONOUNCEMENTS

         In 2001, the Financial Accounting Standards Board issued Statement No. 143 (SFAS 143), Accounting for Asset Retirement Obligations. SFAS 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, which is adjusted to its present value each period. In addition, companies must capitalize a corresponding amount by increasing the carrying amount of the related long-lived asset, which is depreciated over the useful life of the related asset. The Company adopted SFAS 143 on July 1, 2002, and there was no impact on its consolidated financial position or results of operations.

         In 2001, the Financial Accounting Standards Board issued Statement No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides additional restrictive criteria that would have to be met to classify an asset as held-for-sale. This statement also requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred (rather than as of the date management commits to a formal plan to dispose of a segment, as previously required). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The Company adopted SFAS 144 on July 1, 2002, and there was no impact on its consolidated financial position or results of operations.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                   (UNAUDITED)



         In 2002, the Financial Accounting Standards Board issued Statement No. 145 (SFAS 145), Recession of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13 and Technical Corrections. This SFAS addresses the recording of debt extinguishment costs as extraordinary items and accounting for sale-lease back transactions. Effective July 1 2002, the Company adopted the provisions of SFAS
145. Under this new standard, $0.9 million in expenses associated with the refinancing of the Company's Credit Agreement in September 2002, which under prior standards would have been recorded as an extraordinary item, were recorded in interest expense in the Consolidated Statement of Income. (See Note 3)

         In 2002, the Financial Accounting Standards Board issued Statement No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are required to be applied starting with exit or disposal activities that are initiated after December 31, 2002. Effective December 31, 2002, the Company adopted the provisions of SFAS 146, and there was no impact on its consolidated financial position or results of operations.

         On December 31, 2002, the Financial Accounting Standards Board issued Statement No. 148 (SFAS 148), Accounting for Stock-Based Compensation -- Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of Opinion 25. The Company will adopt the provisions of SFAS 148, effective January 1, 2003, and expects that there will be no material impact on its consolidated financial position or results of operations.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                   (UNAUDITED)



3.       CREDIT AGREEMENT

         On September 26, 2002, the Company entered into a Loan and Security Agreement ("Credit Agreement") with Fleet Capital Corporation, Fleet Capital Canada Corporation and several other lenders named in the Loan Agreement. The Credit Agreement provides a credit facility in the aggregate amount of $55 million. The facility consists of two revolving loan facilities, two term loan subfacilities and a commitment to issue and guaranty letters of credit. The term loan subfacilities consist of a domestic term loan in the aggregate principal amount of approximately $9.4 million and a Canadian term loan in the aggregate principal amount of approximately $0.8 million. Repayment of the amounts outstanding under the Credit Agreement is secured by a lien on certain assets. The Credit Agreement replaces in full the credit facility the Company entered into with ING (U.S.) Capital, LLC, in August 1999. Proceeds of $39 million from this Credit Agreement were used to satisfy the Company's obligations under its previous credit facility. The Credit Agreement, which is for a term of three years, terminates on September 26, 2005. The Company incurred a one-time non-cash write-off of approximately $0.9 million related to unamortized debt issuance costs from the previous credit facility.

4.       EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators used in computing earnings per share (in thousands except for per share amounts):


                                                                   FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                                            DECEMBER 31,                 DECEMBER 31,
                                                                       2002            2001          2002           2001
                                                                       ----            ----          ----           ----

Income (loss) available to common shareholders                       $1,028            $199        $1,919           $340
                                                                     ======            ====        ======           ====

Basic income (loss) per share:
     Weighted -- average number of common
      Shares outstanding                                          7,687,062       7,607,370     7,683,327      7,573,506
                                                                  =========       =========     =========      =========

Basic Income (loss) per share                                         $0.13           $0.03         $0.25          $0.04
                                                                      =====           =====         =====          =====

Diluted income (loss) per share:
     Weighted -- average number of common
      Shares outstanding                                          7,687,062       7,607,370     7,683,327      7,573,506
     Effect of stock options and other incremental shares           374,406          79,078       381,398         51,478
                                                                    -------          ------       -------         ------

     Weighted -- average number of common shares
      Outstanding-diluted                                         8,061,468       7,686,448     8,064,725      7,624,984
                                                                  =========       =========     =========      =========

Diluted income (loss per share)                                       $0.13           $0.03         $0.24          $0.04
                                                                      =====           =====         =====          =====

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                   (UNAUDITED)



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

                                     FOR THE THREE MONTHS ENDED                   FOR THE SIX MONTHS ENDED
                                          DECEMBER 31, 2002                          DECEMBER 31, 2002
                                          -----------------                          -----------------
                                       (DOLLARS IN THOUSANDS)                      (DOLLARS IN THOUSANDS)
                                Transportation   E-commerce      Total     Transportation   E-commerce       Total
                                --------------   ----------      -----     --------------   ----------       -----

Operating revenue                    $88,836         $1,991     $90,827        $180,466         $3,921     $184,387
Operating income                      $2,818           $334      $3,152          $6,433           $655       $7,088




                                      FOR THE THREE MONTHS ENDED                   FOR THE SIX MONTHS ENDED
                                           DECEMBER 31, 2001                          DECEMBER 31, 2001
                                           -----------------                          -----------------
                                        (DOLLARS IN THOUSANDS)                      (DOLLARS IN THOUSANDS)
                               Transportation   E-commerce      Total     Transportation    E-commerce      Total
                               --------------   ----------      -----     --------------    ----------      -----

Operating revenue                     $77,661         $1,688     $79,349         $159,271        $2,948     $162,219
Operating income                       $2,001           $223      $2,224           $4,377          $334       $4,711


         Information as to the Company's operating revenue by geographic area, is allocated based primarily on country of customer origin and summarized below:

                                            FOR THE THREE MONTHS ENDED                   FOR THE SIX MONTHS ENDED
                                                    DECEMBER 31                                 DECEMBER 31
                                                    -----------                                 -----------
                                              (DOLLARS IN THOUSANDS)                      (DOLLARS IN THOUSANDS)

                                               2002                 2001                   2002              2001
                                               ----                 ----                   ----              ----
    Operating revenue:
    United States                            $75,054             $62,539               $152,478           $128,472
    Canada                                    11,274              11,782                 22,542             23,881
    Mexico                                     4,499               5,028                  9,367              9,866
                                             -------             -------               --------           --------
    Total                                    $90,827             $79,349               $184,387           $162,219
                                             =======             =======               ========           ========

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                   (UNAUDITED)


         The Company's largest customer is DaimlerChrysler. The Company transports DaimlerChrysler original equipment automotive parts primarily between the United States and Mexico and DaimlerChrysler after-market replacement parts and accessories within the United States. The Company's agreement with DaimlerChrysler is an agreement for international freight with the Chrysler division, which expires in October 2003. Percentage of the total revenue derived from DaimlerChrysler for the periods presented was as follows:


                                                           FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                                   DECEMBER 31                       DECEMBER 31
                                                                   -----------                       -----------

                                                              2002            2001              2002               2001
                                                              ----            ----              ----               ----

    Percent of revenue from DaimlerChrysler                   12%               20%              13%                21%


         No other customer accounted for more than 10% of the Company's total revenue during any of its three most recent fiscal years.


6.       INCOME TAXES

         Income tax expense varies from the amount computed by applying the federal corporate rate of 35% to income before income taxes, primarily due to state income taxes, permanent tax differences and Mexican taxes being based on assets in lieu of income. The effective income tax rate for the six months ended December 31, 2002 and 2001 were 41% and 53%, respectively.


7.       COMPREHENSIVE INCOME

         Total comprehensive income was $1.0 million and $0.4 million for the three months ended December 31, 2002 and 2001, respectively. Total comprehensive income was $1.8 million and $0.2 million for the six months ended December 31, 2002 and 2001, respectively. The difference between the total comprehensive income and net income relates to the effect of foreign currency translation adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship of expense items to operating revenues for the periods indicated:


                                                                              PERCENTAGE OF OPERATING REVENUES
                                                                FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                                       DECEMBER 31,                      DECEMBER 31,
                                                                       ------------                      ------------
                                                                  2002            2001              2002             2001
                                                                  ----            ----              ----             ----

Operating Revenues                                                100%               100%            100%              100%
Operating expenses
   Salaries, wages and employee benefits........                 30.7%              29.0%           30.6%             29.1%
   Fuel                                                          12.6%              10.3%           12.0%             10.9%
   Operating costs and supplies.................                  8.6%               9.3%            8.6%              8.9%
   Insurance and claims.........................                  3.4%               3.1%            3.6%              3.4%
   Depreciation and amortization................                  3.4%               4.2%            3.6%              4.1%
   Rent and purchased transportation............                 30.9%              33.9%           30.8%             33.6%
   Communications and utilities.................                  1.0%               1.1%            1.1%              1.2%
   Permits, licenses and taxes..................                  2.1%               2.1%            2.1%              2.0%
   Other........................................                  3.8%               4.2%            3.8%              3.9%
                                                                 ----               ----            ----              ----

Total operating expenses........................                 96.5%              97.2%           96.2%             97.1%
                                                                 ----               ----            ----              ----

Operating income................................                  3.5%               2.8%            3.8%              2.9%
                                                                 ====               ====            ====              ====



COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2002 TO THREE MONTHS ENDED DECEMBER 31, 2001

         Revenue increased by $11.5 million, or 15%, to $90.8 million for the second quarter of fiscal 2003 from $79.3 million for the second quarter of fiscal 2002. This increase is related to a 10% increase in truckload volume and a 4% increase in rate per mile. Non-truckload revenues, which constitute dedicated operations and material handling, increased $2.9 million in the second quarter of fiscal 2003. New dedicated operations represented approximately $1.4 million of this increase. Revenue for TruckersB2B was approximately $2.0 million in the second quarter of fiscal 2003 compared to $1.7 million in the second quarter of fiscal 2002. The TruckersB2B revenue for the December 2002 quarter represents over $43 million in purchases made by its member companies through the TruckersB2B network.

         Consolidated operating income increased by $1.0 million, or 45%, to $3.2 million in fiscal 2003 from $2.2 million in fiscal 2002. The increase in operating income was primarily a result of increased revenue offset by increased salaries, wages and benefits, increased rent and purchased transportation and increased fuel. The Company's operating ratio, which expresses operating expenses as a percentage of operating revenue improved from 97.2% in fiscal 2002 to 96.5% in fiscal 2003.

         The Company's fleet increased to 2,663 tractors, including 516 owner-operated tractors and 153 lease-purchase owner operated tractors at December 31, 2002 from 2,276 tractors including 593 owner-operated tractors and 194 lease-purchase owner operated tractors at December 30, 2001.

         Salaries, wages and benefits were $27.9 million, or 30.7% of operating revenues for the three-month period ending December 31, 2002 compared to $23.0 million, or 29.0% of operating revenues for the same period in 2001. This increase is related to an increase in driver payroll for the additional truckload volume. In addition, the Company has added approximately 85 administrative personnel since December 2001 for the additional volume and the material handling operations.

         Fuel increased to $11.4 million, or 12.6% of revenue in the second quarter of fiscal 2003 compared to $8.2 million, or 10.3% of revenue in the second quarter of fiscal 2002. The $3.2 million increase relates primarily to the purchase of additional gallons for the additional dispatch miles driven and an increase in cost of approximately $0.18 per gallon.

         Insurance and claims expense was $3.1 million, or 3.4% of revenue in the second quarter of fiscal 2003 compared to $2.5 million, or 3.1% of revenue for the second quarter of fiscal 2002. Insurance consists of premiums for liability, physical damage and cargo damage. The Company's insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts the Company considers adequate. The Company accrues for the uninsured portion of claims based on historical experience.

         Rent and purchased transportation increased to $28.0 million, or 30.9% of revenue in the second quarter of fiscal 2003 from $26.9 million, or 33.9% in the second quarter of fiscal 2002. As a percentage of revenue, rent and purchased transportation dropped 3.0% in fiscal 2003. The percentage of revenue for rent and purchased transportation decreased due to only a slight increase in the owner-operator fleet year over year while increasing the truckload revenue. Additional expense was incurred for the material handling operation of approximately $1.3 million. Also, as the company tractor fleet has grown by approximately 500 tractors, the monthly operating lease rent expense has increased rent and purchased transportation.

         Net interest expense decreased by $0.3 million, or 17%, to $1.5 million in the second quarter of fiscal 2003 from $1.8 million in the second quarter of fiscal 2002. The decrease was the result of a 1/2 percentage point decrease, or 9% decline in interest rates year over year and reduced capital lease obligations resulting in reduced capital lease related interest expense.

         The effective income tax rate increased to 41% for fiscal 2003 from 39% for fiscal 2002. The increased tax rate is the effect of the permanent tax differences, which impact the effective tax rate. In addition, taxes for Mexico are based on assets in lieu of income, which has an impact on the effective tax rate.

SIX MONTHS ENDED DECEMBER 31, 2002 COMPARED WITH THE SIX MONTHS ENDED DECEMBER 31, 2001

         Revenue increased by $22.2 million, or 14%, to $184.4 million for fiscal 2003 from $162.2 million for fiscal 2002. This increase is related to a 9% increase in truckload volume and a 3% increase in rate per mile. Non-truckload revenues, which constitute dedicated operations and material handling, increased $5.6 million in fiscal 2003. New dedicated operations represented approximately $2.9 million of this increase. Revenue for TruckersB2B was approximately $3.9 million in fiscal 2003 compared to $2.9 million in fiscal 2002. The TruckersB2B revenue for the six months ended December 2002 quarter represents over $86 million in purchases made by its member companies through the TruckersB2B network.

         Consolidated operating income increased by $2.4 million, or 51%, to $7.1 million in fiscal 2003 from $4.7 million in fiscal 2002. The increase in operating income was primarily a result of increased revenue offset by increased salaries, wages and benefits, increased rent and purchased transportation and increased fuel. The Company's operating ratio, which expresses operating expenses as a percentage of operating revenue improved from 97.1% in fiscal 2002 to 96.2% in fiscal 2003.

         The Company's fleet increased to 2,663 tractors, including 516 owner-operated tractors and 153 lease-purchase owner operated tractors at December 31, 2002 from 2,276 tractors including 593 owner-operated tractors and 194 lease-purchase owner operated tractors at December 30, 2001.

         Salaries, wages and benefits were $56.3 million, or 30.6% of operating revenues for the six-month period ending December 31, 2002 compared to $47.2 million, or 29.1% of operating revenues for the same period in 2001. This increase is related to an increase in driver payroll for the additional truckload volume. In addition, the Company has added approximately 85 administrative personnel since December 2001 for the additional volume and the material handling operations.

         Fuel increased to $22.1 million, or 12.0% of revenue in fiscal 2003 compared to $17.7 million, or 10.9% of revenue in fiscal 2002. The $4.4 million increase relates to the purchase of additional gallons for the additional dispatch miles driven and an increase of approximately $0.09 per gallon.

         Insurance and claims expense was $6.6 million, or 3.6% of revenue in fiscal 2003 compared to $5.5 million, or 3.4% of revenue for fiscal 2002. Insurance consists of premiums for liability, physical damage and cargo damage. The Company's insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts the Company considers adequate. The Company accrues for the uninsured portion of claims based on historical experience.

         Rent and purchased transportation increased to $56.9 million, or 30.8% of revenue in the second quarter of fiscal 2003 from $54.6 million, or 33.6% in the second quarter of fiscal 2002. As a percentage of revenue, rent and purchased transportation dropped 2.8% in fiscal 2003. The percentage of revenue for rent and purchased transportation decreased due to maintaining a slightly larger owner-operator fleet year over year while increasing the truckload revenue. Additional expense was incurred for the material handling operation of approximately $2.5 million. Also, as the company tractor fleet has grown by approximately 500 tractors, the monthly operating lease rent expense has increased rent and purchased transportation.

         Net interest expense remained constant at $3.9 million in fiscal 2003 and 2002. There was an increase as a result of a one-time non-cash write-off of loan origination costs of approximately $0.9 million related to the Company's previous credit facility in September of fiscal 2003. This write-off was offset by a 1 1/2 percentage point decrease, or 20% decline in interest rates year over year and reduced capital lease obligations resulting in reduced capital lease related interest expense.

         Other income and expense includes approximately $1.1 million of commission income related to a receivables collection agreement entered into between Foothill Capital and the Company. This agreement related to the collection of receivables tied to the bankrupt Burlington Motor Carriers' ("BMC") business. The Company also recognized approximately $1.0 million of other expense related to a write-down of revenue equipment acquired from Foothill Capital for equipment, which has not been located.

         The effective income tax rate decreased to 41% for fiscal 2003 from 53% for fiscal 2002. The decreased tax rate is the effect of the permanent tax differences being allocated to increased income, which impacts the effective tax rate. In addition, taxes for Mexico are based on assets in lieu of income, which also impact on the effective tax rate.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary capital requirements in fiscal 2003 will be for the acquisition of revenue equipment. The Company has historically met its capital investment requirements with a combination of internally generated funds, bank financing, and equipment lease financing (both capitalized and operating). Management believes that there are presently adequate sources of secured equipment financing together with its existing credit facilities and cash flow from operations to provide sufficient funds to meet the Company's anticipated working capital requirements. Furthermore, sources available under the Company's credit facilities are dependant upon the Company maintaining compliance with its covenants or obtaining waivers or amendments with respect to future covenant violations.

         The Company's primary source of cash flow for fiscal 2003 was provided by operations and the collection of receivables offset by increased prepaid expenses and tires in service. The net cash provided by operations in fiscal 2003 was $18.7 million compared to $11.7 million in fiscal 2002.

         Net cash provided by investing activities increased to $3.1 million in fiscal 2003 from $1.0 million in fiscal 2002. This relates to the additional proceeds from the sale versus the purchase of revenue equipment. As of December 31, 2002, the Company had on order revenue equipment representing a capital commitment of approximately $8.7 million.

         Net cash used in financing activities was $21.4 million in fiscal 2003 compared to $13.5 million in fiscal 2002. Financing activity generally represents bank borrowings (payment and proceeds) and payment of capital lease obligations. As of December 31, 2002, the Company had outstanding debt of $75.6 million as compared to $92.4 million as of December 30, 2001. This debt consists of:


                                                                                 DECEMBER 31,
                                                                                 ------------
                                                                           2002                2001
                                                                           ----                ----
                                                                              (Dollars in thousands)
     Capital lease obligations.....................                      $34,183               $48,312
     Credit agreement..............................                       29,386                37,340
     Mortgage debt relating to equipment...........                        7,696                 3,010
     Mortgage debt relating to property............                        3,356                 2,870
     Other debt....................................                          998                   832
                                                                         -------               -------
     Total outstanding debt........................                      $75,619               $92,364
                                                                         =======               =======

         The Company continues to reduce obligations owed on capital leased equipment through scheduled monthly payments and end-of-lease residual payments. The Company has been replacing expiring capital leased equipment with operating leased equipment. The increase in mortgage debt for equipment is primarily related to equipment obtained from Foothill Capital, a secured lender for bankrupt Burlington Motor Carriers.

         As of December 31, 2002, the Company has $116.7 million in future operating lease payments through September 2021. Approximately $36.8 million of these payments are for end-of-lease residual payments. The Company has guaranteed buy-back or trade-back agreements from equipment manufacturers at the end of the leases. The manufacturer buy-back or trade-back agreement values are equivalent to the end-of-lease residual payments. As of December 2001, the Company had $109.5 in future operating lease payments, of which $30.4 million represent residual payments.

         On September 26, 2002, the Company entered into a credit facility ("Credit Agreement") with Fleet Capital Corporation, which matures September 2005. Borrowings available under the Credit Agreement are secured based on a formula of eligible receivables and owned properties. Borrowings under the Credit Agreement are based on the banks' base rate and/or LIBOR with interest rates at LIBOR plus an applicable margin that is adjusted quarterly based on the Company's fixed charge coverage ratio. At December 31, 2002, the margin was 2.5%. The Credit Agreement has a maximum borrowing limit of $55 million. As of December 31, 2002, the Company had borrowings under the Credit Agreement in the amount of $29.4 million. Proceeds from this facility were used to satisfy the Company's obligations under its previous credit facility.

         Standby letters of credit, not reflected in the accompanying consolidated financial statements, aggregated approximately $5.7 million at December 31, 2002.

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

         The Company is self-insured for most medical insurance claims, workers compensation claims, and general liability and automotive liability losses. Reported claims and related loss reserves are estimated by third party administrators. Claims incurred but not reported are accrued based on historical experience and industry trends, which are continually monitored, and accruals are adjusted when warranted by changes in facts and circumstances. Insurance and claims expense will vary from period to period based on the severity and frequency of claims incurred in a given period.

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

         We seek to reduce the potential adverse effects that fuel markets may have on operating results. All fuel derivatives and hedges are recognized on the balance sheet at fair value in conformance with SFAS No 133, Accounting for Derivative Instruments and Hedging Activities. Adjustments related to adjusting to fair value on the balance sheet, which have historically not been significant, are recorded in fuel expense.

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

         The Company is exposed to interest rate risk primarily from its Credit Agreement ("Credit Agreement") in which floating rates are based, at the Company's option, upon the bank's base rate plus a margin ranging from .5% to 3.0%. A hypothetical 10% movement in interest rates would have an impact on income before taxes of approximately $125 thousand. In the event of a change of such magnitude, management would likely consider actions to further mitigate its exposure to the change.

          Shortages of fuel, increases in prices or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. Fuel is subject to economic, political and market factors that are outside of the Company's control. The Company has historically been able to recover a portion of high fuel prices from customers in the form of fuel surcharges. The Company from time-to-time will enter into futures contracts and derivative financial instruments to reduce its exposure to fuel price fluctuations. As of December 31, 2002, the Company had 6% of estimated fuel purchases hedged through March 2003. The Company had no material impact to the results of operations, for the quarter ended December 31, 2002 related to these derivative contracts. A hypothetical 10% movement on the price of fuel futures would have virtually no impact related to these derivative contracts.

         The Company's foreign currency revenues are generally proportionate to its foreign currency expenses and the Company does not generally engage in currency hedging transactions. For purposes of consolidation, however, the operating results reported by the Company's subsidiaries in foreign currencies is converted into United States dollars. As a result, a decrease in the value of the Mexican peso or Canadian dollar could adversely affect the Company's consolidated results of operations and equity.

ITEM 4.       CONTROLS AND PROCEDURES

         As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

                          PART II -- OTHER INFORMATION

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

ITEM 2.  CHANGES IN SECURITIES - NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Celadon Group, Inc. held its regular Annual Meeting of shareholders on December 6, 2002. Proxies representing 7,163,567 shares of Common Stock or 93% of the total outstanding shares voted as follows:

              Proposal 1 -- Election of Directors

                                                  Voted For             Vote Withheld
                                                  ---------             -------------

              Stephen Russell                     5,692,588               1,470,979
              Paul A. Biddelman                   6,538,912                 624,655
              Michael Miller                      6,495,412                 668,155
              Anthony Heyworth                    6,560,612                 602,955
              John Kines                          6,560,612                 602,955


              Proposal II -- Ratification of an amendment to Celadon Group, Inc.
                             Non-Employee  Director Stock Option Plan

                  For           6,179,472
                  Against         776,179
                  Abstain         207,916

              Proposal III -- Ratification of an amendment to the Celadon Group,
                              Inc. 1994 Stock Option Plan

                  For           5,082,702
                  Against       1,872,916
                  Abstain         207,949


ITEM 5.  OTHER INFORMATION - NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)      Exhibits --

               99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
               99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) The Company did not file any reports on form 8-K during the three months ended December 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       Celadon Group, Inc.
                                                          (Registrant)


                                                     /s/Stephen Russell
                                                  ------------------------------
                                                         Stephen Russell
                                                     Chief Executive Officer


                                                        /s/ Paul A. Will
                                                  ------------------------------
                                                          Paul A. Will
                                                     Chief Financial Officer

Date:    February 13, 2002

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





                                   /s/ Stephen Russell
                                   -------------------
                                      Stephen Russell
                         Chairman of the Board and Chief Executive Officer





February 13, 2002

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





                                                      /s/ Paul A. Will
                                                      -----------------
                                                          Paul A. Will
                                                     Chief Financial Officer



February 13, 2002