Form 10-Q
period 2003-03-31
CELADON GROUP INC
filed 2003-05-07
CIK 865941

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

                       FOR THE PERIOD ENDED MARCH 31, 2003

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



Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Common Stock ($.033 par value) of the Registrant as of the close of business on May 7, 2003 was 7,693,313.

                               CELADON GROUP, INC.

                                    INDEX TO

                            MARCH 31, 2003 FORM 10-Q





PART I.       FINANCIAL INFORMATION

       Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of March 31, 2003
           and June 30, 2002  ............................................................................    3

           Condensed Consolidated Statements of Income - For the three and nine months
           period ended March 31, 2003 and 2002...........................................................    4

           Condensed Consolidated Statements of Cash Flows - For the nine months
           ended March 31, 2003 and 2002 .................................................................    5

           Notes to Condensed Consolidated Financial Statements ..........................................    6

       Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ..............................................................   12

       Item 3.    Quantitative and Qualitative Disclosures about Market Risk .............................   18

       Item 4.    Controls and Procedures.................................................................   18


PART II.      OTHER INFORMATION

       Item 1.    Legal Proceedings.......................................................................   19
       Item 2.    Changes in Securities ..................................................................   19

       Item 3.    Defaults upon Senior Securities.........................................................   19

       Item 4.    Submission of Matters to a Vote of Security Holders and Procedures......................   19

       Item 5.    Other Information.......................................................................   19

       Item 6.    Exhibits and Reports on Form 8-K........................................................   19

                               CELADON GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                      March 31       June 30,
                                                                                        2003          2002
                                                                                    -----------     ---------
                                                                                    (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents .................................................     $     742      $     299
     Trade receivables, net of allowance .......................................        46,823         54,796
     Accounts receivable - other ...............................................         4,258          5,728
     Prepaid expenses and other current assets .................................         7,754          6,222
     Tires in service ..........................................................         4,483          4,181
     Deferred income taxes .....................................................         1,603          1,808
                                                                                     ---------      ---------
         Total current assets ..................................................        65,663         73,034
Property and equipment .........................................................       133,107        140,142
     Less accumulated depreciation and amortization ............................        52,263         45,164
                                                                                     ---------      ---------
         Net property and equipment ............................................        80,844         94,978
Tires in service ...............................................................         2,106          1,982
Goodwill .......................................................................        16,702         16,702
Other assets ...................................................................         3,440          3,335
                                                                                     ---------      ---------
     Total assets ..............................................................     $ 168,755      $ 190,031
                                                                                     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..........................................................     $   5,557      $   4,184
     Accrued expenses ..........................................................         9,356          9,460
     Accrued salaries and benefits .............................................         6,765          7,087
     Accrued insurance and claims ..............................................         5,359          4,274
     Accrued owner-operator expense ............................................         2,567          3,599
     Accrued fuel expense ......................................................         4,407          2,823
     Bank borrowings and current maturities of long-term debt ..................         7,552          7,531
     Current maturities of capital lease obligations ...........................        17,628         21,120
     Income tax payable ........................................................           659             51
                                                                                     ---------      ---------
         Total current liabilities .............................................        59,850         60,129
Long-term debt, net of current maturities ......................................        30,018         44,178
Capital lease obligations, net of current maturities ...........................        14,408         24,193
Deferred income taxes ..........................................................         8,433          7,590
Minority interest ..............................................................            25             25
Stockholders' equity:
     Preferred stock, $1.00 par value, authorized 179,985 shares; no shares
         issued and outstanding ................................................            --             --
     Common stock, $0.033 par value, authorized 12,000,000 shares; issued
         7,789,764 shares ......................................................           257            257
     Additional paid-in capital ................................................        60,055         60,044
     Retained deficit ..........................................................        (1,976)        (4,349)
     Accumulated other comprehensive loss ......................................        (1,924)        (1,581)
     Treasury stock, at cost, 96,451 and 112,115 shares at
       March 31, 2003 and June 30, 2002, respectively ..........................          (391)          (455)
                                                                                     ---------      ---------
         Total stockholders' equity ............................................        56,021         53,916
                                                                                     ---------      ---------
     Total liabilities and stockholders' equity ................................     $ 168,755      $ 190,031
                                                                                     =========      =========


     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                             For the three months ended              For the nine months ended
                                                                      March 31,                               March 31,
                                                               2003                2002                2003                2002
                                                            ---------           ---------           ---------           ---------
     Operating revenue ...........................          $  90,686           $  78,737           $ 275,073           $ 240,956

     Operating expenses:
         Salaries, wages and employee benefits ...             27,474              23,394              83,814              70,599
         Fuel ....................................             13,604               7,868              35,692              25,556
         Operating costs and supplies ............              7,928               6,613              23,710              21,106
         Insurance and claims ....................              3,361               2,820               9,962               8,290
         Depreciation and amortization ...........              3,768               3,057              10,353               9,652
         Rent and purchased transportation .......             26,454              27,122              83,335              81,694
         Costs of products and services sold .....                812               1,023               3,342               2,789
         Professional and consulting fees ........                736                 389               1,870               1,166
         Communications and utilities ............              1,068                 945               3,069               2,848
         Permits, licenses and taxes .............              1,759               1,628               5,638               4,875
         General, administrative and selling .....              1,706               1,691               5,184               5,483
                                                            ---------           ---------           ---------           ---------
              Total operating expenses ...........             88,670              76,550             265,969             234,058
                                                            ---------           ---------           ---------           ---------

     Operating income ............................              2,016               2,187               9,104               6,898

     Other (income) expense:
         Interest Income .........................                (29)                (31)                (67)                (85)
         Interest expense ........................              1,211               1,721               5,147               5,666
         Other (income) expense, net .............                 40                  24                 (25)                115
                                                            ---------           ---------           ---------           ---------
     Income before income taxes ..................                794                 473               4,049               1,202
     Provision for income taxes ..................                340                 195               1,676                 584
                                                            ---------           ---------           ---------           ---------
              Net income .........................          $     454           $     278           $   2,373           $     618
                                                            =========           =========           =========           =========

     Earnings per common share:
         Diluted earnings per share ..............          $    0.06           $    0.04           $    0.30           $    0.08
         Basic earnings per share ................          $    0.06           $    0.04           $    0.31           $    0.08
     Average shares outstanding:
         Diluted .................................              8,018               7,762               8,049               7,671
         Basic ...................................              7,693               7,644               7,687               7,597


     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 FOR THE NINE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                  2003               2002
                                                                                --------           --------
Cash flows from operating activities:
     Net income ......................................................          $  2,373           $    618
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization ...............................            10,353              9,652
         Provision (benefit) for deferred income taxes ...............             1,048               (171)
         Provision for doubtful accounts .............................               572                695
         Changes in assets and liabilities:
              Trade receivables ......................................             7,401              5,460
              Accounts receivable - other ............................             1,470             (2,219)
              Income tax recoverable .................................                --                597
              Tires in service .......................................              (426)               445
              Prepaid expenses and other current assets ..............            (1,532)             1,525
              Other assets ...........................................              (175)              (637)
              Accounts payable and accrued expenses ..................             2,584             (2,342)
              Income tax payable .....................................               608                411
                                                                                --------           --------
         Net cash provided by operating activities ...................            24,276             14,034

Cash flows from investing activities:
     Purchase of property and equipment ..............................            (4,726)            (9,566)
     Proceeds on sale of property and equipment ......................             8,234              7,310
                                                                                --------           --------
         Net cash provided by (used for) investing activities ........             3,508             (2,256)
Cash flows from financing activities:
     Proceeds from issuances of common stock .........................                75                423
     Proceeds from bank borrowings and debt ..........................             2,941              7,767
     Payments on bank borrowings and debt ............................           (17,080)            (8,429)
     Principal payments under capital lease obligations ..............           (13,277)           (11,509)
                                                                                --------           --------
         Net cash used in financing activities .......................           (27,341)           (11,748)
                                                                                --------           --------
     Increase cash and cash equivalents ..............................               443                 30
Cash and cash equivalents at beginning of period .....................               299                794
                                                                                --------           --------
Cash and cash equivalents at end of period ...........................          $    742           $    824
                                                                                ========           ========
Supplemental disclosure of cash flow information:
     Interest paid ...................................................          $  4,145           $  5,891
     Income taxes paid ...............................................          $    200           $    178
Supplemental disclosure of non-cash flow investing activities:
     Lease obligation incurred in the purchase of equipment ..........                --           $  8,495


     See accompanying notes to condensed consolidated financial statements.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

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

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

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

         In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The statement amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 requires disclosure in the Summary of Significant Accounting Policies of the effects of the Company's accounting policy with respect to stock-based compensation on net income and earnings per share in annual and interim financial statement accounted for using the intrinsic value method prescribed by Accounting Principles Board Opinions (APB) 25, "Accounting for Stock Issued to Employees." The Company adopted the disclosure provisions of the statement as of March 31, 2003. See Note 5 to the Consolidated Financial Statements for the disclosures related to this statement.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The interpretation expands on the disclosure requirements to be made in interim and annual financial statements. The interpretation also requires that a liability measure at fair value be recognized for guarantees even if the probability of payment on the guarantee is remote. The recognition provisions apply on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of the interpretation will not have a material effect on the Company's accounting or reporting of its guarantees.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

         In January 2003, the FASB released Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The interpretation established standards under which a Variable Interest Entity should be consolidated by the primary beneficiary. The requirements are effective immediately to Variable Interest Entities created after January 31, 2003 and to Variable Interest Entities in which the Company obtains an interest after January 31, 2003. A company with a variable interest in a Variable Interest Entity created before February 1, 2003 shall apply the provisions of the interpretation to that entity no later than the beginning of the first interim or annual period beginning after June 15, 2003. The application is not expected to have a material effect on the Company's financial statements.


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

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

4. EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators used in computing earnings per share (in thousands except for per share amounts):


                                                                     FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                                              MARCH 31,                      MARCH 31,
                                                                      2003            2002            2003            2002
                                                                     ------          ------          ------          ------
Income available to common shareholders                              $  454          $  278          $2,373          $  618
                                                                     ======          ======          ======          ======

Basic earnings per share:
     Weighted - average number of common shares outstanding           7,693           7,644           7,687           7,597

Basic earnings per share                                             $ 0.06          $ 0.04          $ 0.31          $ 0.08
                                                                     ======          ======          ======          ======

Diluted earnings per share:
     Weighted - average number of common shares outstanding           7,693           7,644           7,687           7,597
     Effect of stock options and other incremental shares               325             118             362              74
                                                                     ------          ------          ------          ------

     Weighted - average number of common shares
      Outstanding-diluted                                             8,018           7,762           8,049           7,671
                                                                     ======          ======          ======          ======

Diluted earnings per share                                           $ 0.06          $ 0.04          $ 0.30          $ 0.08
                                                                     ======          ======          ======          ======

5. STOCK-BASED COMPENSATION

         SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As provided for under SFAS 123, no compensation expense has been recognized for the Company's stock option plans.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)


         The following is a reconciliation of reported income and earnings per share to net income from net earnings per share as if the Company used the fair value method of accounting for stock-based compensation. Fair value is calculated using the Black-Scholes option-pricing model, a pricing model acceptable under SFAS 123.

                                                                   FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                                           MARCH 31                              MARCH 31
                                                                 ----------------------------          ----------------------------
                                                                            (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                    2003               2002               2003               2002
                                                                 ---------          ---------          ---------          ---------
Net income                                                       $     454          $     278          $   2,373          $     618
    Total stock-based employee compensation expense
     under fair value-based method for all awards, net of tax          184                212                621                668
                                                                 ---------          ---------          ---------          ---------
Pro forma net income (loss)                                      $     270          $      66          $   1,752          $     (50)
                                                                 =========          =========          =========          =========

Earnings (loss) per share
     As reported:
         Diluted                                                 $    0.06          $    0.04          $    0.30          $    0.08
         Basic                                                   $    0.06          $    0.04          $    0.31          $    0.08
     Pro forma:
         Diluted                                                 $    0.03          $    0.01          $    0.22          $   (0.01)
         Basic                                                   $    0.04          $    0.01          $    0.23          $   (0.01)

6. SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

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

                                     FOR THE THREE MONTHS ENDED                           FOR THE NINE MONTHS ENDED
                                           MARCH 31, 2003                                      MARCH 31, 2003
                         ----------------------------------------------        ----------------------------------------------
                                       (DOLLARS IN THOUSANDS)                      (DOLLARS IN THOUSANDS)
                         Transportation     E-commerce           Total         Transportation     E-commerce           Total
                         --------------     ----------         --------        --------------     ----------         --------
Operating revenue          $ 89,327          $  1,359          $ 90,686          $269,793          $  5,280          $275,073
Operating income           $  1,826          $    190          $  2,016          $  8,259          $    845          $  9,104

                                      FOR THE THREE MONTHS ENDED                          FOR THE NINE MONTHS ENDED
                                            MARCH 31, 2002                                     MARCH 31, 2002
                         ----------------------------------------------        ----------------------------------------------
                                        (DOLLARS IN THOUSANDS)                      (DOLLARS IN THOUSANDS)
                         Transportation      E-commerce          Total         Transportation     E-commerce           Total
                         --------------      ----------        --------        --------------     ----------         --------
Operating revenue          $ 77,021          $  1,716          $ 78,737          $236,291          $  4,665          $240,956
Operating income           $  1,908          $    279          $  2,187          $  6,285          $    613          $  6,898

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)


         Information as to the Company's operating revenue by geographic area, is allocated based primarily on country of customer origin and summarized below:

                            FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                      MARCH 31                           MARCH 31
                            --------------------------          --------------------------
                              (DOLLARS IN THOUSANDS)             (DOLLARS IN THOUSANDS)
                              2003              2002              2003              2002
                            --------          --------          --------          --------
Operating revenue:
United States               $ 74,042          $ 62,275          $226,520          $190,747
Canada                        12,300            11,482            34,842            35,363
Mexico                         4,344             4,980            13,711            14,846
                            --------          --------          --------          --------
Total                       $ 90,686          $ 78,737          $275,073          $240,956
                            ========          ========          ========          ========

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

                                                          FOR THE THREE MONTHS ENDED                FOR THE NINE MONTHS ENDED
                                                                  MARCH 31                                   MARCH 31
                                                          --------------------------                -------------------------
                                                          2003                  2002                2003                 2002
                                                          ----                  ----                ----                 ----
    Percent of revenue from DaimlerChrysler                 13%                   20%                 13%                  20%

         No other customer accounted for more than 10% of the Company's total revenue during any of its three most recent fiscal years.

7. INCOME TAXES

         Income tax expense varies from the amount computed by applying the federal corporate rate of 35% to income before income taxes, primarily due to state income taxes, permanent tax differences and Mexican taxes being based on assets in lieu of income. The effective income tax rate for the nine months ended March 31, 2003 and 2002 were 41% and 49%, respectively. The effective income tax rate for the three months ended March 31, 2003 and 2002 were 43% and 41%, respectively.

8. COMPREHENSIVE INCOME

         Total comprehensive income was $0.2 million and $0.4 million for the three months ended March 31, 2003 and 2002, respectively. Total comprehensive income was $2.0 million and $0.7 million for the nine months ended March 31, 2003 and 2002, respectively. The difference between the total comprehensive income and net income relates to the effect of foreign currency translation adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship of expense items to operating revenues for the periods indicated:

                                                                                PERCENTAGE OF OPERATING REVENUES
                                                             FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                                      MARCH 31,                                MARCH 31,
                                                             --------------------------              --------------------------
                                                              2003                2002                2003                2002
                                                             ------              ------              ------              ------
Operating Revenues .............................                100%                100%                100%                100%

Operating expenses
     Salaries, wages and employee benefits .....               30.3%               29.7%               30.5%               29.3%
     Fuel ......................................               15.0%               10.0%               13.0%               10.6%
     Operating costs and supplies ..............                8.7%                8.4%                8.6%                8.8%
     Insurance and claims ......................                3.7%                3.6%                3.6%                3.4%
     Depreciation and amortization .............                4.2%                3.9%                3.8%                4.0%
     Rent and purchased transportation .........               29.2%               34.4%               30.3%               33.9%
     Communications and utilities ..............                1.2%                1.2%                1.1%                1.2%
     Permits, licenses and taxes ...............                1.9%                2.1%                2.0%                2.0%
     Other .....................................                3.6%                3.9%                3.8%                3.9%
                                                             ------              ------              ------              ------

Total operating expenses .......................               97.8%               97.2%               96.7%               97.1%
                                                             ------              ------              ------              ------

Operating income ...............................                2.2%                2.8%                3.3%                2.9%
                                                             ======              ======              ======              ======

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2003 TO THREE MONTHS ENDED MARCH 31, 2002

         Revenue increased by $11.9 million, or 15.2%, to $90.7 million for the third quarter of fiscal 2003 from $78.7 million for the third quarter of fiscal 2002. This increase is related to a 9.0% increase in truckload volume and an 8.9% increase in rate per mile. Approximately fifty percent of the rate per mile increase is attributed to escalating fuel surcharge rates. Non-truckload revenues, which constitute dedicated operations and material handling, increased $2.1 million in the third quarter of fiscal 2003. Dedicated operations, which began March of 2002, represented approximately $1.1 million of this increase. Revenue for TruckersB2B was approximately $1.4 million in the third quarter of fiscal 2003 compared to $1.7 million in the third quarter of fiscal 2002. The TruckersB2B revenue for the March 2003 quarter represents over $42.2 million in purchases made by its member companies through the TruckersB2B network.

         Consolidated operating income decreased by $0.2 million, or 7.8%, to $2.0 million in fiscal 2003 from $2.2 million in fiscal 2002. The decrease in operating income was primarily a result of increased fuel, increased salaries, wages and benefits, offset by increased revenues. The Company's operating ratio, which expresses operating expenses as a percentage of operating revenue increased from 97.2% in fiscal 2002 to 97.8% in fiscal 2003.

         The Company's fleet decreased to 2,559 tractors, including 430 owner-operated tractors and 134 lease-purchase owner operated tractors at March 31, 2003 from 2,625 tractors including 640 owner-operated tractors and 194 lease-purchase owner operated tractors at March 31, 2002.

         Salaries, wages and benefits were $27.5 million, or 30.3% of operating revenues for the three-month period ending March 31, 2003 compared to $23.4 million, or 29.7% of operating revenues for the same period in 2002. This increase is primarily related to an increase in driver payroll for the additional truckload volume.

         Fuel increased to $13.6 million, or 15% of revenue in the third quarter of fiscal 2003 compared to $7.9 million, or 10% of revenue in the third quarter of fiscal 2002. The $5.7 million increase relates an increase in cost of approximately $0.39 per gallon and the purchase of approximately $2 million additional gallons for the additional dispatch miles.

         Insurance and claims expense was $3.4 million, or 3.7% of revenue in the third quarter of fiscal 2003 compared to $2.8 million, or 3.6% of revenue for the third quarter of fiscal 2002. Insurance consists of premiums for liability, physical damage and cargo damage. The Company's insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts the Company considers adequate. The Company accrues for the uninsured portion of claims based on historical experience.

         Rent and purchased transportation decreased to $26.5 million, or 29.2% of revenue in the third quarter of fiscal 2003 from $27.1 million, or 34.4% in the third quarter of fiscal 2002. As a percentage of revenue, rent and purchased transportation dropped 5.2% in fiscal 2003. The percentage of revenue for rent and purchased transportation decreased due to a decrease in the owner-operator fleet year over year compared to increasing the truckload revenue. The reduction in the owner operator's fleet was approximately $2.9 million. Additional expense was incurred for the material handling operation of approximately $1.0 million. Also, as the Company tractor fleet has grown by approximately 200 tractors, the monthly operating lease rent expense has increased rent and purchased transportation by approximately $0.3 million.

         Net interest expense decreased by $0.5 million, or 29.6%, to $1.2 million in the third quarter of fiscal 2003 from $1.7 million in the third quarter of fiscal 2002. The decrease was the result of a 0.7 percentage point decrease, or 12.3% decline in interest rates year over year and reduced capital lease obligations resulting in reduced capital lease related interest expense.

         The effective income tax rate increased to 43% for fiscal 2003 from 41% for fiscal 2002. The increased tax rate is the effect of the permanent tax differences, which impact the effective tax rate. In addition, taxes for Mexico are based on assets in lieu of income, which has an impact on the effective tax rate.

NINE MONTHS ENDED MARCH 31, 2003 COMPARED WITH THE NINE MONTHS ENDED MARCH 31, 2002

         Revenue increased by $34.1 million, or 14.2%, to $275.1 million for the nine months ended March 31, 2003 from $241.0 million for the same period in 2002. This increase is related to a 9.3% increase in truckload volume and a 4.8% increase in rate per mile. Approximately sixty-five percent of rate per mile increase is attributed to escalating fuel surcharge rates. Non-truckload revenues, which constitute dedicated operations and material handling, increased $7.7 million in fiscal 2003. New dedicated operations represented approximately $4.0 million of this increase. Revenue for TruckersB2B was approximately $5.3 million in fiscal 2003 compared to $4.7 million in fiscal 2002. The TruckersB2B revenue for the nine months ended March 31, 2002 represents over $128.2 million in purchases made by its member companies through the TruckersB2B network.

         Consolidated operating income increased by $2.2 million, or 32.0%, to $9.1 million in fiscal 2003 from $6.9 million in fiscal 2002. The increase in operating income was primarily a result of increased revenue offset by increased salaries, wages and benefits, and increased fuel. The Company's operating ratio, which expresses operating expenses as a percentage of operating revenue improved from 97.1% in fiscal 2002 to 96.7% in fiscal 2003.

         The Company's fleet decreased slightly to 2,559 tractors, including 430 owner-operated tractors and 134 lease-purchase owner operated tractors at March 31, 2003 from 2,625 tractors including 640 owner-operated tractors and 194 lease-purchase owner operated tractors at March 31, 2002.

         Salaries, wages and benefits were $83.8 million, or 30.5% of operating revenues for the nine-month period ending March 31, 2003 compared to $70.6 million, or 29.3% of operating revenues for the same period in 2002. This increase is related to an increase in driver payroll for the additional truckload volume.

         Fuel increased to $35.7 million, or 13.0% of revenue in fiscal 2003 compared to $25.6 million, or 10.6% of revenue in fiscal 2002. The $10.1 million increase relates to the purchase of 3.9 million additional gallons for the additional dispatch miles and an increase of approximately $0.19 per gallon.

         Insurance and claims expense was $10.0 million, or 3.6% of revenue in fiscal 2003 compared to $8.3 million, or 3.4% of revenue for fiscal 2002. Insurance consists of premiums for liability, physical damage and cargo damage. The Company's insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts the Company considers adequate. The Company accrues for the uninsured portion of claims based on historical experience.

         Rent and purchased transportation increased to $83.3 million, or 30.3% of revenue in the third quarter of fiscal 2003 from $81.7 million, or 33.9% in the third quarter of fiscal 2002. As a percentage of revenue, rent and purchased transportation dropped 3.6% in fiscal 2003. The percentage of revenue for rent and purchased transportation decreased due to a reduction in the owner-operator fleet year over year while increasing truckload revenue. The reduction in the owner operator fleet was approximately $5.2 million. Additional expense was incurred in the generation of additional revenues for the material handling operation of approximately $3.5 million. Also, as the company tractor fleet has grown by approximately 200 tractors, the monthly operating lease rent expense has increased by approximately $2.4 million.

         Net interest expense decreased by $0.5 million, or 9.2%, to $5.1 million in the third quarter of fiscal 2003 from $5.7 million in the third quarter of 2002. The decrease was the result of a 2-percentage point decrease, or 21.1% decline in interest rates year over year and reduced capital lease obligations resulting in reduced capital lease related interest expense.

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

         The effective income tax rate decreased to 41% for fiscal 2003 from 49% for fiscal 2002. The decreased tax rate is the effect of the permanent tax differences being allocated to increased income, which impacts the effective tax rate. In addition, taxes for Mexico are based on assets in lieu of income, which also impact on the effective tax rate.


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

         The Company's primary source of cash flow for fiscal 2003 was provided by operations and the collection of receivables offset by increased prepaid expenses and tires in service. The net cash provided by operations in fiscal 2003 was $24.3 million compared to $14.0 million in fiscal 2002.

         Net cash provided by investing activities increased to $3.5 million in fiscal 2003, compared to net cash used for investing activities of $2.3 million in fiscal 2002. This relates to the additional proceeds from the sale versus the purchase of revenue equipment. As of March 31, 2003, the Company had on order revenue equipment representing a capital commitment of approximately $6.8 million.

         Net cash used in financing activities was $27.3 million in fiscal 2003 compared to $11.8 million in fiscal 2002. Financing activity generally represents bank borrowings (payment and proceeds) and payment of capital lease obligations. As of March 31, 2003, the Company had outstanding debt of $69.6 million as compared to $94.1 million as of March 31, 2002. This debt consists of:

                                                                    MARCH 31,
                                                          ---------------------------
                                                           2003                2002
                                                          -------             -------
                                                             (Dollars in thousands)
     Capital lease obligations ..............             $32,036             $44,108
     Credit agreement .......................              26,919              36,160
     Mortgage debt relating to equipment ....               6,333               9,965
     Mortgage debt relating to property .....               3,324               2,844
     Other debt .............................                 994                 994
                                                          -------             -------
     Total outstanding debt .................             $69,606             $94,071
                                                          =======             =======

         The Company continues to reduce obligations owed on capital leased equipment through scheduled monthly payments and end-of-lease residual payments. The Company has been replacing expiring capital leased equipment with operating leased equipment.

         As of March 31, 2003, the Company has $111.0 million in future operating lease payments through September 2021. Approximately $33.7 million of these payments are for end-of-lease residual payments. The Company has guaranteed buy-back or trade-back agreements from equipment manufacturers at the end of the leases. The manufacturer buy-back or trade-back agreement values are equal to the end-of-lease residual payments. As of March 2002, the Company had $104.0 in future operating lease payments, of which $30.4 million represent residual payments.

         On September 26, 2002, the Company entered into a credit facility ("Credit Agreement") with Fleet Capital Corporation, which matures in September 2005. Borrowings available under the Credit Agreement are secured based on a formula of eligible receivables and owned properties. Borrowings under the Credit Agreement are based on the banks' base rate and/or LIBOR with interest rates at LIBOR plus an applicable margin that is adjusted quarterly based on the Company's fixed charge coverage ratio. At March 31, 2003, the margin was 2.5%. The Credit Agreement has a maximum borrowing limit of $55 million. As of March 31, 2003, the Company had borrowings under the Credit Agreement in the amount of $26.9 million.

         Standby letters of credit, not reflected in the accompanying consolidated financial statements, aggregated approximately $8.4 million at March 31, 2003.

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

         We seek to reduce the potential adverse effects that fuel markets may have on operating results. All fuel derivatives and hedges are recognized on the balance sheet at fair value in conformance with SFAS No 133, Accounting for Derivative Instruments and Hedging Activities. Adjustments related to adjusting to fair value on the balance sheet, which have historically and continue to be insignificant, are recorded in fuel expense.

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

         The Company is exposed to interest rate risk primarily from its Credit Agreement ("Credit Agreement") in which floating rates are based, at the Company's option, upon the bank's base rate plus a margin ranging from .5% to 3.0%. A hypothetical 10% movement in interest rates would have an impact on income before taxes of approximately $134 thousand. In the event of a change of such magnitude, management would likely consider actions to further mitigate its exposure to the change.

          Shortages of fuel, increases in prices or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. Fuel is subject to economic, political and market factors that are outside of the Company's control. The Company has historically been able to recover a portion of high fuel prices from customers in the form of fuel surcharges. The Company from time-to-time will enter into futures contracts and derivative financial instruments to reduce its exposure to fuel price fluctuations. As of March 31, 2003, the Company had 9.7% of estimated fuel purchases hedged through June 2003. The Company had no material impact to the results of operations, for the quarter ended March 31, 2003 related to these derivative contracts. A hypothetical 10% movement on the price of fuel futures would have virtually no impact related to these derivative contracts.

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

ITEM 4. CONTROLS AND PROCEDURES

         As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits -

                  99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Report on Form 8-K dated April 30, 2003 with respect to the Company's quarterly earnings press release, dated April 24, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 Celadon Group, Inc.
                                                    (Registrant)


                                                /s/ Stephen Russell
                                               ------------------------
                                                   Stephen Russell
                                               Chief Executive Officer


                                                  /s/ Paul A. Will
                                               ------------------------
                                                    Paul A. Will
                                               Chief Financial Officer

Date:    May 7, 2003

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





                                       /s/ Stephen Russell
                           -------------------------------------------------
                                        Stephen Russell
                           Chairman of the Board and Chief Executive Officer





May 7, 2003

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


May 7, 2003