Form 10-K
period 2003-06-30
CELADON GROUP INC
filed 2003-09-19
CIK 865941

--------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

           [ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2003
         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of the
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ________ to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of the Common Stock ($0.033 par value) held by non-affiliates of the registrant (6,052,468 shares) was approximately $81,345,170 (based upon the closing price of such stock on September 18, 2003). The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant. The number of shares outstanding of the Common Stock of the registrant as of the close of business on September 18, 2003 was 7,789,764.

                       Documents Incorporated by Reference
   Part III of Form 10-K - Portions of Definitive Proxy Statement for the 2003
                         Annual Meeting of Stockholders

                               CELADON GROUP, INC.
                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                  PAGE
                                                                                  ----
PART I

      ITEM 1.    Business.......................................................    3
      ITEM 2.    Properties.....................................................    9
      ITEM 3.    Legal Proceedings..............................................   10
      ITEM 4.    Submission of Matters to a Vote of Security Holders............   10

PART II

      ITEM 5.    Market for Registrant's Common Stock and Related
                     Stockholder Matters........................................   11
      ITEM 6.    Selected Financial Data........................................   12
      ITEM 7.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations........................   13
      ITEM 7A.   Quantitative and Qualitative Disclosures About
                     Market Risk................................................   20
      ITEM 8.    Financial Statements and Supplementary Data....................   21
      ITEM 9.    Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure........................   50
      ITEM 9A.   Controls and Procedures........................................   50

PART III

      ITEM 10.   Directors and Executive Officers of the Registrant.............   50
      ITEM 11.   Executive Compensation.........................................   50
      ITEM 12.   Security Ownership of Certain Beneficial Owners
                        And Management Related to Stockholder Matters...........   50
      ITEM 13.   Certain Relationships and Related Transactions.................   50
      ITEM 14.   Principal Accountant Fees and Services.........................   50

PART IV

      ITEM 15.   Exhibits, Financial Statement Schedules
                        and Reports On Form 8-K.................................   51

INDEX TO EXHIBITS...............................................................   52

SIGNATURES......................................................................   54

                                     PART I

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information in Items 1, 3, 7, 7A and 8 of this Form 10-K constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You can identify such statements by the fact that they do not relate strictly to historical or current facts. These statements use words such as "believe", "expect", "should", "estimates", "planned", "outlook", "goal" and "anticipate." Because forward-looking statements involve risks and uncertainties, the Company's actual results may differ materially from the results expressed or implied by the forward-looking statements. While it is impossible to identify all factors that may cause actual results to differ, the risks and uncertainties that may affect the Company's business, performance and results of operations include the factors listed on
Exhibit 99.3 to this report, which is incorporated herein by reference. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-K.

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

ITEM 1.      BUSINESS

         Incorporated in 1986, we are one of the largest truckload carriers in North America, with dedicated operations in the United States, Mexico and Canada. Our focus is to excel in service, safety and technology as we move time-sensitive freight in and between the North American Free Trade Agreement ("NAFTA") countries. In fiscal year 2003, we transported approximately 100,000 trailers across the United States-Mexico border and approximately 40,000 across the United States-Canada border. We believe the Company is a leader in our industry in cross-border movements within the NAFTA countries. Our strategically located terminals and experience with different languages, cultures and border crossing requirements, we believe, provide us with a competitive advantage in the international trucking marketplace. These cross-border shipments represented over 50% of our trucking revenue in fiscal 2003 and the balance is domestic throughout the United States with first class customers.

         In recent years, we have focused on returning to and sustaining profitability. We have added several experienced managers, implemented cost reductions, and integrated the acquisitions made in the late 1990's. A lower cost base from corporate integration and restructuring, coupled with improvements in service, safety and technology has allowed us to improve our operating ratio for the last three years. Our strategy is to maintain a leadership position in cross-border shipments, broaden our domestic position through selective opportunistic acquisitions, and continue our emphasis on service, safety and technology.

         In December 2001, the United States Congress enacted legislation providing for the opening of the Mexican border consistent with NAFTA, which was approved in December 1994. The opening of the border will for the first time permit Mexican drivers to move loads without restrictions between Mexico and points in the United States. On January 16, 2003, the Federal Appeals Court ruled that the border opening would be delayed pending an environmental study. We have extensive experience with the management of drivers in Mexico, through our ownership of Jaguar, our Mexico City-based subsidiary. We expect to take advantage of the border opening by utilizing lower cost drivers on shipments to and from Mexico.

SERVICE

         With our focus on time-sensitive, van truckload operations in and between the United States, Canada and Mexico, the NAFTA countries, we play an integral role in our customers' supply chain management. We offer point-to-point, on-time, just in time, team service to meet the expectations of our service-oriented customers. With the addition of certain assets of Burlington Motor Carriers in 2002 and Highway Express in 2003, we have significantly improved our lane density, customer base and service offerings.

SAFETY

         In March 2003, we were awarded first place in fleet safety among all truckload fleets that log more than 100 million miles per year at the Truckload Carrier Conference, the trucking industry's most recognized trade group. We were also recognized, in March 2002, as the third best large fleet in America at the Truckload Carrier Conference. In August 2001, The Trucker magazine ranked us as the public truckload carrier with the best Department of Transportation rating. Hours-of-service issues, log violations, and reportable accidents and incidents have all been significantly reduced. As a result of our improved safety record, we were approved in July 2002 by the Department of Transportation for self-insured status.

TECHNOLOGY

         We use state-of-the-art technology for customer service, dispatch, equipment control, driver communications, electronic data interchange and administrative purposes. All of our tractors are equipped with Qualcomm mobile communication terminals, which allow information to be passed to and from the driver via satellite instantaneously. Customer order information, load tracking, and service performance are all monitored using the latest in mobile communication technology. Our ability to capture data also allows customers to track their own shipments utilizing CelaTrac, a proprietary Internet based tracking system. We believe that these network optimization tools and our ability to monitor engine performance, speed, and idle time on a real time basis by satellite technology allow us to reduce operating expenses. We have implemented document imaging throughout the Company. This includes the scanning of shipping documents by the drivers at our terminals and truck stops within our fuel network. All key documents are available so that customers can retrieve information via the Internet, e-mail or facsimile 24 hours a day, 7 days a week.

TRUCKERSB2B

         TruckersB2B, Inc., is a "business-to-business" membership group that allows the smaller carriers in the trucking industry to achieve cost savings on various purchases. There are approximately 14,300 fleets, representing 405,000 tractors, participating as members as of June 2003. Fuel, tires, satellite systems, financing and other items are vendor products that are offered. Over $10.9 million in rebates have been paid out to members since inception. After expensing a loss of $6.2 million, before taxes, to start the business, TruckersB2B has been profitable since April of 2001.

INDUSTRY OVERVIEW AND COMPETITION

         The full truckload market is defined by the quantity of goods, generally over 10,000 pounds, shipped by a single customer point-to-point and is divided into several segments by the type of trailer used to transport the goods. These segments include van, temperature-controlled, flatbed, and tank carriers. We participate in the North American van truckload market. The markets within the United States, Canada, and Mexico are fragmented, with thousands of competitors, none of whom dominates the market. We believe that the current economic pressures will continue to force many smaller and private fleets into mergers or to exit the industry.

         Transportation of goods by truck between the United States, Canada, and Mexico is subject to the provisions of NAFTA. United States and Canadian based carriers may operate within both countries. United States and Canadian carriers are not allowed to operate within Mexico, and Mexican carriers are not allowed to operate within the United States and Canada, in each case except for a 26-kilometer, or approximately 16 miles, band along either side of the Mexican border. Trailers may cross all borders.

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

         While the truckload industry is highly competitive and fragmented, we are one of a limited number of companies that is able to provide or arrange for door-to-door transport service between points in the United States, Canada and Mexico. Although both service and price drive competition in the premium long haul, time sensitive portion of the market, we rely primarily on our high level of service to attract customers. This strategy requires us to focus on market segments that employ just-in-time inventory systems and other premium services. Competitors include other long-haul truckload carriers and, to a lesser extent, medium-haul truckload carriers and railroads.

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

         We provide and arrange for long-haul, point-to-point, time sensitive, full truckload transport of goods between the United States, Canada and Mexico. Most international shipments are carried on through-trailer service on U.S. or Canadian trailers. Mexican carriers also use our trailers. As a result, we maintain an above average trailer-to-tractor ratio. We utilized 2,491 tractors (of which 417 were owner operators and 110 were lease-purchase owner operators) and 7,142 trailers as of June 30, 2003.

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

         We target large service-sensitive customers with time-definite delivery requirements throughout the United States, Canada and Mexico. Our customers frequently ship in the north-south lanes (i.e., to and from locations in Mexico and locations in the United States and Eastern Canada). The sales and marketing personnel in our offices work together to source northbound and southbound transport, in addition to other transportation solutions. We currently service in excess of 3,900 trucking customers. Our premium service to these customers is enhanced by a high trailer-to-tractor ratio, state-of-the-art technology, well-maintained tractors and trailers, and 24/7 dispatch and reporting services. The principal types of freight transported include automotive parts, paper products, manufacturing parts, semi-finished products, textiles, appliances, retail and toys.

         Our largest customer is DaimlerChrysler, which accounted for approximately 12%, 19% and 20% of our total revenue for fiscal 2003, 2002 and 2001, respectively. We transport DaimlerChrysler original equipment automotive parts primarily between the United States and Mexico, and DaimlerChrysler after-market replacement parts and accessories within the United States. We have an agreement with DaimlerChrysler for international freight for the Chrysler division, which expires in October 2006. No other customer accounted for more than 10% of our total revenue during any of our three most recent fiscal years.

         Our TruckersB2B subsidiary provides discounted fuel, tires, and other products and services to small and medium-sized trucking companies through its website, www.truckersb2b.com. TruckersB2B provides small and medium-sized trucking company members with the ability to cut costs, and thereby compete more effectively and profitably with the larger fleets.

DRIVERS AND PERSONNEL

         At June 30, 2003, we employed 2,968 persons, of whom 2,054 were drivers, 160 were truck maintenance personnel, 591 were administrative personnel and 163 were dedicated services personnel and TruckersB2B personnel. None of our U.S. or Canadian employees are represented by a union or a collective bargaining unit.

         Driver recruitment, retention, and satisfaction are essential components of our success. Competition to recruit and retain drivers is intense in the trucking industry. There has been and continues to be a shortage of qualified drivers in the industry. Drivers are selected in accordance with specific guidelines, relating primarily to safety records, driving experience, and personal evaluations, including a physical examination and mandatory drug testing. Our drivers attend an orientation program and ongoing driver efficiency and safety programs. An increase in driver turnover can have a negative impact on the results of operations.

         Owner-operators are independent contractors who are utilized through a contract with us to supply one or more tractors and drivers for our use. Owner-operators must pay their own tractor expenses, fuel, maintenance and driver costs and must meet our specified guidelines with respect to safety. The lease-purchase program provides owner operators the opportunity to lease-to-own a tractor from the Company. As of June 30, 2003, there were 417 owner-operator tractors and 110 lease-purchase owner-operator tractors providing a combined 21% of our tractor capacity.

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

         As of June 30, 2003, the average age of our owned and leased tractors and trailers was approximately 2.7 and 6.1 years, respectively. We utilize a comprehensive maintenance program to minimize downtime and control maintenance costs. Centralized purchasing of spare parts and tires, and centralized control of over-the-road repairs are also used to control costs. We historically replaced our tractors every five years. Beginning in fiscal 2004, we began replacing tractors after four years of service. By reducing the average age of the tractors, we believe this will decrease our maintenance costs and enhance our ability to recruit additional drivers. We further reduce exposure to declines in the resale value of our equipment by entering into agreements with certain manufacturers providing for pre-established resale values upon trade-in of existing equipment. In fiscal 2004, we intend to reduce the average age of our trailer fleet by replacing our older model trailers with newer units that require less maintenance.

         The following table shows our revenue equipment by type and model year at June 30, 2003:

MODEL YEAR             TRACTORS         TRAILERS
----------             --------         --------
   2004                    73               ---
   2003                   293               ---
   2002                    72                16
   2001                   390               437
   2000                   716             1,242
   1999                   273             1,158
   1998                    67               685
   1997                    23               330
   1996                    24             1,800
   1995                     6               978
 Pre-1995                  27               496
                        -----             -----
   Total                1,964             7,142
                        =====             =====

         We maintain a 2.9 to 1 trailer-to-tractor ratio (including owner operator and lease-purchase owner operator equipment) in order to provide availability in Mexico and to allow us to leave trailers with our high volume shippers to load and unload at their convenience. As of June 30, 2003, we had 339 tractors on order for delivery in fiscal 2004. Additional growth in the tractor and trailer fleet beyond our existing orders will require additional sources of financing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

FUEL

         We purchase the majority of our fuel through a network of over 100 fuel stops throughout the United States and Canada. We have negotiated discounted pricing based on certain volume commitments with these fuel stops. We maintain bulk fueling facilities in Indianapolis, Laredo, and Kitchener, Ontario to further reduce fuel costs.

         Shortages of fuel, increases in prices or rationing of petroleum products can have a materially adverse effect on our operations and profitability. Fuel is subject to economic, political and market factors that are outside of our control. We have historically been able to recover a portion of high fuel prices from customers in the form of fuel surcharges. However, a portion of the fuel expense increase is not recovered due to several factors: the base fuel price levels which determine when surcharges are collected, truck idling, empty miles between freight shipments, and out-of-route miles. We cannot predict whether high fuel price levels will occur in the future or the extent to which fuel surcharges will be collected to offset such increases.

         We from time-to-time will enter into derivative financial instruments to reduce our exposure to fuel price fluctuations. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS 133 and SFAS 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. In accordance with SFAS 133, we adjust our derivative instruments to fair value through earnings on a monthly basis. As of June 30, 2003, we had 14% of estimated fuel purchases hedged through August 2003. We recognized approximately $98,000 of expense associated with derivative contracts for the year ended June 30, 2003.

REGULATION

         Our operations are regulated and licensed by various United States federal and state, Canadian provincial and Mexican federal agencies. Interstate motor carrier operations are subject to safety requirements prescribed by the United States Department of Transportation (DOT). Such matters as weight and equipment dimensions are also subject to United States federal and state regulation and Canadian provincial regulations. We operate in the United States throughout the 48 contiguous states pursuant to operating authority granted by the Federal Highway Administration, in various Canadian provinces pursuant to operation authority granted by the Ministries of Transportation and Communications in such provinces, and within Mexico pursuant to operating authority granted by Secretaria de Communiciones y Transportes. To the extent that we conduct operations outside the United States, we are subject to the Foreign Corrupt Practices Act, which generally prohibits United States companies and their intermediaries from bribing foreign officials for the purpose of obtaining or retaining favorable treatment.

         In January 2003, the DOT sent a final rule, related to amending the hours-in-service requirements, which has not been published, to the Office of Management and Budget. The DOT is also considering implementing stronger safety requirements on trucks. These regulatory changes may have an impact on our profitability in the future.

CARGO LIABILITY, INSURANCE, AND LEGAL PROCEEDINGS

         We are a party to routine litigation incidental to our business, primarily involving claims for bodily injury or property damage incurred in the transportation of freight. We are responsible for the safe delivery of cargo. As of July 2003, we are self-insured on auto liability claims in the United States and Canada, for the first one million dollars of an accident claim. In addition, we are responsible for a $2.75 million aggregate deductible for claims between $1.0 million and $2.5 million of auto liability insurance claims. We are also responsible for administrative expenses, for each occurrence involving personal injury or property damage. We are also self-insured for our physical damage losses, and workers compensation losses and responsible for the first $100,000 on cargo claims. We maintain separate insurance in Mexico consisting of bodily injury and property damage coverage with acceptable deductibles. Management believes our uninsured exposure is reasonable for the transportation industry, based on previous history. Consequently, we do not believe that the litigation and claims experienced will have a material impact on our financial position or results of operations.

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

NON-AUDIT SERVICES PERFORMED BY INDEPENDENT ACCOUNTANTS

         We are responsible for disclosing to investors the non-audit services pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002. Non-audit services are defined as services other than those provided in connection with an audit or review of our financial statements. Our current non-audit services consist of a tax outsourcing agreement with Ernst & Young LLP, which was approved by our Audit Committee prior to commencement. Future non-audit services will be processed in the same manner.

ITEM 2.     PROPERTIES

         The Company operates an international network of fifteen terminal locations, including facilities in Laredo and El Paso, Texas, which are the two largest inland freight gateway cities between the United States and Mexico. Operating terminals are currently located in the following cities:

              UNITED STATES                               MEXICO                      CANADA
              -------------                               ------                      ------
Baltimore, MD (L)    Indianapolis, IN (L)    Guadalajara (L)    Queretaro (L)    Kitchener, ON (L)
Dallas, TX (O)       Laredo, TX (O)          Mexico City (L)    Tijuana (L)
Detroit, MI (L)      Louisville, KY (L)      Monterrey (L)
El Paso, TX (O)                              Nuevo Laredo (L)
                                             Puebla (L)

Owned Property (O) Lease Property (L)

         The Indianapolis, Laredo, and Kitchener facilities include administrative functions, lounge facilities for drivers, parking, fuel, maintenance, and truck washing facilities. The Company's executive and administrative offices occupy four buildings located on 30 acres of property in Indianapolis, Indiana.

ITEM 3.     LEGAL PROCEEDINGS

         See discussion under "Cargo Liability, Insurance, and Legal Proceedings" in Item 1, and Note 10 to the consolidated financial statements, "Commitments and Contingencies."

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted for a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2003.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Since January 24, 1994, the date of the initial public offering of the Company's Common Stock, the Common Stock has been quoted through the Nasdaq National Market under the symbol "CLDN." The following table sets forth the range of high and low reported sales price for the Common Stock as quoted through the Nasdaq National Market for the periods indicated.

                                          HIGH            LOW
                                          ----            ---
         FISCAL 2002

Quarter ended September 30, 2001         $  4.26        $ 2.98

Quarter ended December 31, 2001          $  6.05        $ 3.30

Quarter ended March 31, 2002             $  7.00        $ 4.62

Quarter ended June 30, 2002              $ 13.99        $ 5.85

         FISCAL 2003

Quarter ended September 30, 2002         $ 13.15        $ 7.12

Quarter ended December 31, 2002          $ 12.30        $ 7.85

Quarter ended March 31, 2003             $ 13.15        $ 7.45

Quarter ended June 30, 2003              $ 10.10        $ 7.11

         On September 18, 2003, there were approximately 2,200 holders of the Company's Common Stock based upon the number of record holders on that date, and the closing price of the Company's Common Stock was $13.44.

         The following table summarizes the Company's equity compensation plans as of June 30, 2003:

                                                                                                           (c)Number of securities
                                                                                                             remaining available
                                                                                                             for future issuance
                                            (a)Number of securities           (b)Weighted-average               under equity
                                            issued upon exercise of            exercise price of             compensation plans
                                             outstanding options,             outstanding options,          (excluding securities
          Plan Category                       warrants and rights             warrants and rights         reflected in column (a))
          -------------                       -------------------             -------------------         ------------------------
Equity compensation plans
    approved by security holders                    985,458                        $     6.70                      163,713
Equity compensation plans not
    approved by security holders                Not applicable                   Not applicable                Not applicable

DIVIDEND POLICY

         The Company has not paid cash dividends on its Common Stock as a public company and has no present intention of paying cash dividends on its Common Stock in the foreseeable future. Moreover, pursuant to its existing credit agreements and subject to approval by its lending group, the Company and certain of its subsidiaries may pay cash dividends only up to certain specified levels and only if certain financial ratios and financial conditions are met.

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

                                                                         FISCAL YEAR ENDED JUNE 30,
                                                          (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS AND RATIOS)
                                                   2003         2002        2001                 2000             1999
                                                   ----         ----        ----                 ----             ----
Statement of Operations Data:
Operating revenue ......................         $367,105     $336,999    $351,818             $351,569         $281,829
Operating expense ......................          354,371      326,454     351,162              345,991          266,538
                                                 --------     --------    --------             --------         --------

Operating income  ......................           12,734       10,545         656 (2)            5,578 (3)       15,291
Interest expense net....................            6,201        7,487       9,280                9,238            7,385
Other expense (income)..................               (3)         134        (331)                 256               85
Minority interest in subsidiary.........              ---          ---        (331)                (547)             ---
                                                 --------     --------    --------             --------         --------
Income (loss) before income taxes.......            6,536        2,924      (7,962)              (3,369)           7,821
Provision for income taxes (benefit) ...            2,948        1,215      (2,626)              (1,328)           2,980
                                                 --------     --------    --------             --------         --------
Net income (loss) .....................          $  3,588     $  1,709    $ (5,336)            $ (2,041)        $  4,841
                                                 ========     ========    ========             ========         ========
Diluted earnings (loss) per share (1):
Net income (loss) ......................         $   0.45     $   0.22    $  (0.70)            $  (0.26)        $   0.62
                                                 ========     ========    ========             ========         ========
Average diluted shares outstanding......            8,035        7,753       7,649                7,777            7,784

Balance Sheet Data:
  Working capital ......................         $  8,343     $ 12,905    $ 13,352             $ 22,087         $ 20,115
  Total assets  ........................          162,073      190,031     194,916              215,322          188,759
  Long-term debt and lease obligations..           39,678       68,371      77,026               92,659           71,580
  Stockholders' equity..................           57,252       53,916      52,063               58,407           57,306

Other Financial Data:
  Operating Ratio (4)...................             96.5%        96.9%       99.8%                98.4%            94.6%
  Capital Expenditures, net.............           (3,238)      (5,277)     (9,699)              (2,434)          (3,129)
  Capital Expenditures, gross...........            7,053        6,374       6,047               11,971            7,643
  Cash provided by operating activities.           33,701       14,450      13,922               10,331           12,250
  Cash provided by (used in) investing
  activities                                        3,238        5,277       9,699              (22,487)           3,129
  Cash provided by (used in) financing
  activities                                      (36,150)     (20,222)    (23,187)              11,821          (17,221)

----------------------

  (1) Calculation of diluted net income (loss) per common share for the 2001 and 2000 periods are anti-dilutive.

  (2) Includes expenses of $800,000 related to write-off of deferred initial public offering costs for TruckersB2B.

  (3)    Includes operating loss of $4.7 million related to TruckersB2B.

  (4) Operating ratio is defined as total operating expenses as a percentage of operating revenues.

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

         Consistent with our focus on technology to improve our core businesses, we also operate TruckersB2B, Inc., a profitable e-procurement business that passes on volume purchasing power to more than 14,300 member fleets to provide discounts on fuel, tire and other related services.

         We continually evaluate our acquisition opportunities in order to expand our core business and improve the quality of our customer service. We believe that current economic conditions will lead to additional consolidation in the industry, and we feel that we are well positioned to take advantage of that consolidation. Consistent with our strategy, we acquired certain assets of Burlington Motor Carriers in 2002. We believe acquisitions, such as this, improve our lane density, customer base, service offerings and operating results.

RECENT ACQUISITIONS AND DIVESTITURES

         In August 2003, the Company purchased certain assets of Highway Express, Inc. ("Highway"). The assets of Highway consisted of approximately 190 tractors, 500 trailers, trade receivables and other assets. The purchase price of approximately $11.4 million consisted of $4.0 million cash and a $7.4 million note payable over thirty-six months. The Company used borrowings under its existing Credit Agreement to fund the cash portion of the acquisition. We expect this acquisition to strengthen the Company's regional presence and lane density in the southeast, enhance our consumer non-durable customer base, and should increase our rate per mile. Highway's revenue for fiscal 2002 was approximately $27 million.

         In March 2002, we purchased certain fixed assets of Burlington Motor Carriers, consisting primarily of approximately 300 tractors and 900 trailers, and we incurred $7.5 million in notes payable related to the transaction.

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

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship of revenue and expense items to operating revenues for the periods indicated.

                                                                             FISCAL YEAR ENDED JUNE 30,
                                                                             --------------------------
                                                                     2003                2002                 2001
                                                                     ----                ----                 ----
Operating Revenue......................................             100.0%              100.0%               100.0%
Operating expenses:
   Salaries, wages and employee benefits...............              30.4                29.8                 27.3
   Fuel ...............................................              13.0                10.7                 11.3
   Operating costs and supplies........................               8.6                 8.3                  7.6
   Insurance and claims................................               3.8                 3.6                  2.9
   Depreciation and amortization.......................               3.8                 4.1                  4.4
   Rent and purchased transportation...................              30.0                33.3                 38.1
   General, administrative, and selling expenses.......               1.9                 2.2                  2.7
   Cost of goods sold..................................               1.2                 1.2                  0.8
   Other operating expenses............................               3.8                 3.7                  3.7
   Loss on disposition of flatbed division.............               ---                 ---                  1.0
                                                                     ----                ----                 ----

      Total operating expenses.........................              96.5                96.9                 99.8
                                                                     ----                ----                 ----

Operating income.......................................               3.5                 3.1                  0.2
Other (income) expense:
   Interest expense, net...............................               1.7                 2.2                  2.6
   Other (income) expense, net.........................               ---                 ---                 (0.1)
   Minority Interest in subsidiary loss................               ---                 ---                 (0.1)
                                                                     ----                ----                 ----

Income (loss) before income taxes......................               1.8                 0.9                 (2.2)
Provision (benefit) for income taxes...................               0.8                 0.4                 (0.7)
                                                                     ----                ----                 ----

Net income (loss) .....................................               1.0%                0.5%                (1.5)%
                                                                     ====                ====                 ====

FISCAL YEAR ENDED JUNE 30, 2003 COMPARED WITH FISCAL YEAR ENDED JUNE 30, 2002

         REVENUE. Consolidated revenue increased by $30.1 million, to $367.1 million for fiscal 2003 from $337.0 million for fiscal 2002. This increase is related to a 4.4% increase in truckload volume and a 4.8% increase in rate per mile. Dedicated operations for outsourced spotting services, which began in March 2002, represented approximately $3.3 million of this increase. Revenue for TruckersB2B was $7.2 million in fiscal 2003 compared to $6.7 million in fiscal 2002. The TruckersB2B revenue increase is primarily related to an increase in member usage of various programs including the tire discount program.

         OPERATING INCOME. Consolidated operating income increased by $2.2 million, to $12.7 million in fiscal 2003, from $10.5 million in fiscal 2002. The increase in operating income was primarily a result of increased revenue and decreased rent and purchased transportation and general, administrative, and selling expense. This was partially offset by increased salaries, wages and employee benefits, fuel, and insurance expense. Truckload operating income increased by $1.8 million, to $11.5 million in fiscal 2003, from $9.7 million in fiscal 2002. Our operating ratio, which expresses operating expenses as a percentage of operating revenue, improved from 96.9% in fiscal 2002 to 96.5% in fiscal 2003.

         Salaries, wages and benefits were $111.6 million, or 30.4% of operating revenues, for fiscal 2003 compared to 29.8% for the same period in 2002. This increase is primarily related to a 4.4% increase in company miles, which in turn increased driver paid miles. The non-driver payroll expense and employer-paid health insurance remained consistent year over year despite an industry wide rise in medical expenses.

         Fuel expenses increased to 13.0% of revenue for fiscal 2003 compared to 10.7% in fiscal 2002. Fuel prices have increased approximately $0.17 per gallon for fiscal 2003 compared to fiscal 2002. Fuel prices continue to increase due to low inventory and unrest in the Middle East. Increased fuel prices will increase our operating expenses to whatever extent they are not offset by surcharges.

         Operating costs and supplies increased to 8.6% of revenue for fiscal 2003 compared to 8.3% in fiscal 2002. Operating costs and supplies consist of maintenance, tire expense and other direct operating expenses. Maintenance expenses increased in fiscal 2003, as the average age per tractor increased to
2.7 years from 2.3 years and trailers increased to 6.1 years from 4.9 years. As the age of our equipment has increased the cost to maintain the fleet has increased. We expect our maintenance costs to decrease in conjunction with the reduction in the average age of the fleet in fiscal 2004.

         Insurance and claims expense was 3.8% in fiscal 2003 compared to 3.6% for fiscal 2002. Insurance consists of premiums for liability, physical damage and cargo damage insurance. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We continually revise and change our insurance program to maintain a balance between the increased rates industry-wide and the risk retention we are willing to assume. Specific large dollar claims occurring in a period can have a significant negative impact on earnings.

         Rent and purchased transportation decreased $2.1 million to 30.0% of revenue for fiscal 2003 from 33.3% for the same period in 2002. The decrease in fiscal 2003 is primarily related to reduced owner-operator expense, as the Company reduced the owner-operator fleet by 185 trucks for the year. In addition, tractor costs have increased as new tractors financed by operating leases on a four-year trade cycle were added. We expect our cost of tractor and trailer ownership to increase in the future due to increased initial equipment prices and lower resale values on used equipment.

         NET INTEREST EXPENSE. Net interest expense decreased by $1.3 million, or 17.3%, to $6.2 million in fiscal 2003 from $7.5 million in fiscal 2002. The decrease was the result of lower interest rates offset by a one-time non-cash write-off of loan origination costs of approximately $900 thousand related to the Company's previous credit facility. The decrease was also the result of a
0.9 percentage point decline in interest rates year-over-year and bank borrowings decreasing from $38.9 million for fiscal 2002 to $23.1 million for fiscal 2003.

         OTHER INCOME AND EXPENSES. Other income and expense includes approximately $1.1 million of commission income related to a receivables collection agreement between Foothill Capital and the Company. This agreement related to the collection of receivables tied to the bankrupt Burlington Motor Carriers' ("BMC") business. The Company has recognized approximately $1.0 million of other expense related to a write-down of revenue equipment acquired from Foothill Capital for equipment, which has not been located.

         INCOME TAXES. Income taxes resulted in expense of $2.9 million in fiscal 2003, with an effective tax rate of 45.1%, compared to expense of $1.2 million, with an effective tax rate of 41.6%, in fiscal 2002. The effective tax rate increased by approximately 3.5 percentage points as a result of an increase in non-deductible expenses related to a per diem pay structure change in fiscal 2003 compared to fiscal 2002. As per diem is a non-deductible expense our effective tax rate will fluctuate as net income fluctuates in the future.

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

         OPERATING INCOME. Consolidated operating income increased by $6.2 million, to $10.5 million in fiscal 2002 from $4.3 million in fiscal 2001. The increase in operating income was primarily a result of decreased fuel, rent and purchased transportation and depreciation and amortization expense offset by increased salaries, wages and employee benefits and insurance expense. TruckersB2B operating income increased by $3.2 million, to $0.9 million in fiscal 2002 from a loss of $2.3 million in fiscal 2001. Our operating ratio, which expresses operating expenses as a percentage of operating revenue, improved from 99.8% in fiscal 2001 to 96.9% in fiscal 2002. The decrease in operating ratio for fiscal 2002 also adversely affects the operating expense percentages of revenues discussed further below when compared to fiscal 2001.

         Salaries, wages and benefits were $100.4 million, or 29.8% of operating revenues, for fiscal 2002 compared to 27.3% for the same period in 2001. This increase is primarily related to driver pay for small, focused regional operations which have accretive revenues.

         Fuel expenses decreased to 10.7% of revenue for fiscal 2002 compared to 11.3% in fiscal 2001. Fuel prices declined approximately $0.20 per gallon for fiscal 2002 compared to fiscal 2001.

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

         Rent and purchased transportation decreased $22 million to 33.3% of revenue for fiscal 2002 from 38.1% for the same period in 2001. The decrease in fiscal 2002 was primarily related to reduced owner-operator expense caused by the sale of Cheetah, partially offset by increased usage of owner-operators in other areas. Also, as pass-through revenue related to the Mexican portion of loads decreased, the pass-through purchased transportation expense has also decreased. To offset these decreases, trailer costs rose as we continued to replace 48-foot trailers with 53-foot trailers. In addition, tractor costs have increased as most new tractors have operating leases on a four-year trade cycle.

         NET INTEREST EXPENSE. Net interest expense decreased by $1.8 million, or 19.4%, to $7.5 million in fiscal 2002 from $9.3 million in fiscal 2001. The decrease was the result primarily of lower interest rates as bank borrowings and capital lease obligations were slightly higher at June 30, 2002, compared to June 30, 2001. The bank line borrowings decreased $4.6 million to $38.9 million on June 30, 2002.

         INCOME TAXES. Income taxes resulted in expense of $1.2 million in fiscal 2002, with an effective tax rate of 41.6%, compared to a benefit of $2.6 million, with an effective benefit tax rate of 33.0%, in fiscal 2001. The effective tax rate increased by approximately 6.0% for non-deductible expenses as a result of the increased pre-tax income in fiscal 2002 compared to the pre-tax loss in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

         We generated cash flow of $33.7 million and $14.5 million from operating activities in fiscal 2003, and 2002, respectively. In fiscal 2003, the increase in cash flow relative to fiscal 2002 was due to increased net income in fiscal 2003, a significant decrease in trade receivables and accounts receivable other partially offset by increases in prepaid expenses.

         Investing activities provided cash of $3.2 million and $5.3 million in fiscal 2003 and 2002, respectively. This cash was provided by proceeds from the sale of property and equipment offset in part by the purchase of new property and equipment.

         We used $36.2 million and $20.2 million for financing activities in fiscal 2003 and 2002, respectively. Long-term debt and capital lease obligations were reduced to $60.8 million in fiscal 2003 from $97.0 million for fiscal 2002. These uses were primarily for pay down of bank borrowings and capital lease obligations.

         Our primary capital requirements over the last three years have been funding the acquisition of equipment. Capital expenditures (including the value of equipment procured under capital leases) totaled $7.1 million, $19.0 million, and $23.3 million in fiscal 2003, 2002 and 2001, respectively. We purchased $4.0 million, $12.6 million, and $17.3 million of revenue equipment under capitalized leases and other financing in fiscal 2003, 2002 and 2001, respectively. We have historically and anticipate meeting our capital investment requirements with a combination of internally generated funds, bank financing, equipment lease financing (both capitalized and operating) and, to a lesser extent, the issuance of common stock. This financing will depend on prevailing market conditions and other factors over which we have limited control, as well as our financial condition and results of operations.

         On September 26, 2002, we entered into a Loan and Security Agreement ("Credit Agreement") with Fleet Capital Corporation, Fleet Capital Canada Corporation and several other lenders named in the Credit Agreement. The Credit Agreement provides to us, our Canadian subsidiary and certain of our United States subsidiaries a credit facility in the aggregate amount of $55 million. The facility consists of two revolving loan facilities, two term loan subfacilities and a commitment to issue and guaranty letters of credit. The term loan subfacilities consist of a domestic term loan in the aggregate principal amount of approximately $10 million and a Canadian term loan in the aggregate principal amount of approximately $800 thousand. Repayment of the amounts outstanding under the Credit Agreement is secured by a lien on our assets and the assets of certain of our subsidiaries, including the stock or other equity interests of various subsidiaries. In addition, certain of our subsidiaries that are not party to the Credit Agreement have guaranteed the repayment of the amount outstanding under the Credit Agreement, and have granted a lien on their respective assets to secure such repayment. The Credit Agreement replaced in full the credit facility the Company entered into with ING (U.S.) Capital, LLC, in August 1999. The Credit Agreement, which is for a term of three years, terminates on September 26, 2005.

         Amounts available under the Credit Agreement are determined based upon the Company's borrowing base, as defined. In addition, there are certain covenants, which restrict, among other things, the payment of cash dividends annual capital expenditures, annual lease payments, and requires the Company to maintain a minimum fixed charge coverage ratio along with certain financial ratios and certain other financial conditions. Such borrowings are secured by a significant portion of the Company's assets, primarily trade receivables.

         At June 30, 2003, $23.1 million of our credit facility was utilized as outstanding borrowings and $5.5 million was utilized for standby letters of credit. The average balance outstanding during fiscal 2003 was $30.4 million and the highest balance outstanding was $40.3 million. At June 30, 2003, we also had cash payments of $30.6 million for capital lease financing including interest rates ranging from 6.7% to 8.6%, maturing at various dates through 2007. Of this amount, $16.5 million of cash payments, including interest, is due prior to June 30, 2004.

         As of June 30, 2003, our bank loans, capitalized leases, operating leases, other debts and future commitments have stated maturities or minimum annual payments as follows:

                                                                        ANNUAL CASH REQUIREMENTS
                                                                           AS OF JUNE 30, 2003
                                                                             (IN THOUSANDS)
                                                                          AMOUNTS DUE BY PERIOD

                                                                LESS THAN        ONE TO         THREE TO        OVER
                                                     TOTAL      ONE YEAR       THREE YEARS     FIVE YEARS    FIVE YEARS
                                                     -----      ---------      -----------     ----------    ----------
Operating Leases (1).........................     $ 119,777     $ 38,517        $  43,644       $ 21,731      $  15,885
Capital Leases Obligations(1)................        28,232       14,960           12,884            388            ---
Long-Term Debt...............................        32,562        6,156           23,323            360          2,723
                                                  ---------     --------        ---------       --------      ---------

Sub-Total....................................       180,571       59,633           79,851         22,479         18,608

Future Purchase of Revenue Equipment.........        30,332        3,792           15,166         11,374            ---
Employment and Consulting Agreements.........         2,175          800              800            575            ---
Standby Letters of Credit....................         5,466        5,466              ---            ---            ---
                                                  ---------     --------        ---------       --------      ---------

Total........................................     $ 218,544     $ 69,691        $  95,817       $ 34,428      $  18,608
                                                  =========     ========        =========       ========      =========

 (1) Included in these balances are residual guarantees of $51.1 million in total and $20.9 million coming due in less than one year. We believe these balances will be satisfied by manufacturer commitments.

         As of June 30, 2003, we had 339 tractors on order for delivery in fiscal 2004. A commitment for lease financing on these tractors has been obtained. Management believes that there are presently adequate sources of secured equipment financing together with our existing credit facilities and cash flow from operations to provide sufficient funds to meet our anticipated working capital requirements. Additional growth in the tractor and trailer fleet beyond our existing orders will require additional sources of financing.

INFLATION

         Many of our operating expenses, including fuel costs and revenue equipment, are sensitive to the effects of inflation, which result in higher operating costs and reduced operating income. The effects of inflation on our business during the past three years were most significant in fuel. The effects of inflation on revenue were not material in the past three years. We have limited the effects of inflation through increases in freight rates and fuel surcharges.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make assumptions and estimates that can have a material impact on the reported amounts of assets, liabilities, and results of operations. While management applies its judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from those assumptions, and it is possible that materially different amounts would be reported using differing assumptions.

         We recognize revenue, driver's wages, fuel, and other direct operating expenses generally based on the date freight is delivered to the customer.

         We depreciate our property and equipment using the straight-line method over the estimated life of the asset. We have historically depreciated tractors and trailers over four to twelve years with various salvage values. Gains and losses on disposal of revenue equipment are included in depreciation in the statement of operations.

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

         Over the last two years the majority of our revenue equipment additions have been financed via operating leases. These leases contain residual value guarantees, which guarantee the lessor a negotiated amount at the end of the lease. Operating lease debt is carried off the balance sheet in accordance with SFAS 13 "Accounting for Leases."

         The Company is self-insured for most medical insurance claims, workers compensation claims, and bodily injury and property damage liability losses. Reported claims and related loss reserves are estimated by third party administrators. Claims incurred but not reported are recorded based on historical experience and industry trends, which are continually monitored, and accruals are adjusted when warranted by changes in facts and circumstances. Insurance and claims expense will vary from period to period based on the severity and frequency of claims incurred in a given period.

         Deferred taxes are recognized for the future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting, based on enacted tax laws and rates. Federal income taxes are provided on the portion of the income of foreign subsidiaries that is expected to be remitted to the United States.

OFF-BALANCE SHEET ARRANGEMENTS

         The Company has no off-balance sheet arrangements.

CODE OF ETHICS

         The Company has adopted a code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller or person performing similar functions. The code is attached to this report as Exhibit 10.20

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We experience various market risks, including changes in interest rates, foreign currency exchange rates, and fuel prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes, nor when there are no underlying related exposures.

         We are exposed to interest rate risk primarily from our Credit Agreement as of June 30, 2003. The Credit Agreement carries a maximum variable interest rate of the bank's base rate plus 3.0% or LIBOR plus 3.5%. At June 30, 2003, our variable interest rate averaged 4.5%. A hypothetical 10% movement in this interest rate would have an impact on net income of approximately $117,000. In the event of a change of such magnitude, management would likely consider actions to further mitigate our exposure.

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

         Shortages of fuel, increases in prices or rationing of petroleum products can have a materially adverse effect on our operations and profitability. Fuel is subject to economic, political and market factors that are outside of our control. From time-to-time we will enter into derivative financial instruments to reduce our exposure to fuel price fluctuations. In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS 133 and SFAS 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. Derivatives that are not hedges must be adjusted to fair value through earnings. In accordance with SFAS 133, we adjust our derivative instruments to fair value through earnings on a monthly basis. As of June 30, 2003, we had 14% of estimated fuel purchases hedged through August 2003. We have recognized approximately $98,000 and $100,000 of expense associated with derivative contracts for the years ended June 30, 2003 and 2002, respectively. A hypothetical 10% movement in the price of fuel future quantities would have an impact on net income of approximately $68,000.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following statements are filed with this report:

         Report of Independent Auditors;

         Consolidated Balance Sheets as of June 30, 2003 and 2002;

         Consolidated Statements of Operations for years ended June 30, 2003, 2002, and 2001;

         Consolidated Statements of Cash Flows for years ended June 30, 2003, 2002, and 2001;

         Consolidated Statements of Stockholders' Equity for years ended June 30, 2003, 2002, and 2001; and Notes to Consolidated Financial Statements.

                               CELADON GROUP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                      Three years ended June 30, 2003 with
                         Report of Independent Auditors

                                    Contents

Report of Independent Auditors................................................................   23

Audited Consolidated Financial Statements:

     Consolidated Balance Sheets as of June 30, 2003 and 2002.................................   24
     Consolidated Statements of Operations for years ended
          June 30, 2003, 2002, and 2001.......................................................   25
     Consolidated Statements of Cash Flows for years ended
          June 30, 2003, 2002, and 2001.......................................................   26
     Consolidated Statements of Stockholders' Equity for years ended
          June 30, 2003, 2002, and 2001.......................................................   27
     Notes to Consolidated Financial Statements...............................................   28

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Celadon Group, Inc.

         We have audited the accompanying consolidated balance sheets of Celadon Group, Inc. as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Celadon Group, Inc. at June 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statements schedule, when considered in relation to the basic financial statement taken as a whole, presents fairly in all material respects the information set forth therein.

                                                     /s/ERNST & YOUNG LLP

Indianapolis, Indiana
August 8, 2003
except for Note 13, as to which that date is August 21, 2003

                               CELADON GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)

                                                                         2003         2002
                                                                      ----------   ----------
A S S E T S

Current assets:
    Cash and cash equivalents .....................................   $    1,088   $      299
    Trade receivables, net of allowance for doubtful accounts of
        $1,065 and $940 in 2003 and 2002, respectively ............       44,182       54,796
    Accounts receivable -other ....................................        3,432        5,728
    Prepaid expenses and other current assets .....................        7,101        6,222
    Tires in service ..............................................        4,714        4,181
    Deferred income taxes .........................................        2,296        1,808
                                                                      ----------   ----------
        Total current assets ......................................       62,813       73,034
Property and equipment ............................................      129,319      140,142
    Less accumulated depreciation and amortization ................       52,352       45,164
                                                                      ----------   ----------
        Net property and equipment ................................       76,967       94,978
Tires in service ..................................................        2,207        1,982
Goodwill ..........................................................       16,702       16,702
Other assets ......................................................        3,384        3,335
                                                                      ----------   ----------
        Total assets ..............................................   $  162,073   $  190,031
                                                                      ==========   ==========

L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y

Current liabilities:
    Accounts payable ..............................................   $    4,204   $    4,184
    Accrued salaries and benefits .................................        6,748        7,087
    Accrued insurance and claims ..................................        5,163        4,274
    Accrued owner-operator expense ................................        2,728        3,599
    Accrued fuel expense ..........................................        3,138        2,823
    Other accrued expenses ........................................       11,074        9,460
    Current maturities of long-term debt ..........................        6,156        7,531
    Current maturities of capital lease obligations ...............       14,960       21,120
    Income tax payable ............................................          299           51
                                                                      ----------   ----------
        Total current liabilities .................................       54,470       60,129
Long-term debt, net of current maturities .........................       26,406       44,178
Capital lease obligations, net of current maturities ..............       13,272       24,193
Deferred income taxes .............................................       10,648        7,590
Minority interest .................................................           25           25
Stockholders' equity:
    Preferred stock, $1.00 par value, authorized 179,985 shares; no
        shares issued and outstanding .............................          ---          ---
    Common stock, $0.033 par value, authorized 12,000,000 shares
        issued 7,789,764 shares in 2003 and 2002 ..................          257          257
    Additional paid-in capital ....................................       60,092       60,044
    Retained deficit ..............................................         (761)      (4,349)
    Accumulated other comprehensive loss ..........................       (1,947)      (1,581)
    Treasury stock, at cost, 96,001 shares and 112,156 shares at
        June 30, 2003, and 2002, respectively .....................         (389)        (455)
                                                                      ----------   ----------
        Total stockholders' equity ................................       57,252       53,916
                                                                      ----------   ----------
        Total liabilities and stockholders' equity ................   $  162,073   $  190,031
                                                                      ==========   ==========

          See accompanying notes to consolidated financial statements.

                               CELADON GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 2003, 2002 AND 2001
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                             2003         2002         2001
                                                          ----------   ----------   ----------
Operating revenue .....................................   $  367,105   $  336,999   $  351,818

Operating expenses:
    Salaries, wages and employee benefits .............      111,588      100,373       95,956
    Fuel ..............................................       47,592       36,047       39,818
    Operating costs and supplies ......................       31,703       28,088       26,756
    Insurance and claims ..............................       14,100       12,032       10,104
    Depreciation and amortization .....................       13,818       13,690       15,409
    Rent and purchased transportation .................      110,061      112,144      134,094
    Cost of products and services sold ................        4,545        4,062        2,697
    Professional and consulting fees ..................        2,515        1,663        2,867
    Communications and utilities ......................        4,160        3,903        3,985
    Permits licenses and taxes ........................        7,484        6,821        6,034
    General, administrative, and selling ..............        6,805        7,631        9,408
    Non-cash member and vendor development costs ......          ---          ---          342
    Loss on disposition of flatbed division ...........          ---          ---        3,692
                                                          ----------   ----------   ----------
        Total operating expenses ......................      354,371      326,454      351,162

Operating income ......................................       12,734       10,545          656

Other (income) expense:
    Interest income ...................................          (85)        (114)        (148)
    Interest expense ..................................        6,286        7,601        9,428
    Other (income) expense, net .......................           (3)         134         (331)
    Minority interest in subsidiary loss ..............          ---          ---         (331)
                                                          ----------   ----------   ----------
Income (loss) before income taxes .....................        6,536        2,924       (7,962)
Provision (benefit) for income taxes ..................        2,948        1,215       (2,626)
                                                          ----------   ----------   ----------
        Net income (loss) .............................   $    3,588   $    1,709   $   (5,336)
                                                          ==========   ==========   ==========

Earnings (loss) per common share:
        Diluted earnings (loss) per share .............   $     0.45   $     0.22   $    (0.70)
        Basic earnings (loss) per share ...............   $     0.47   $     0.22   $    (0.70)
Average shares outstanding:
        Diluted .......................................        8,035        7,753        7,649
        Basic .........................................        7,688        7,611        7,649

          See accompanying notes to consolidated financial statements.

                               CELADON GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 2003, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)

                                                                          2003         2002         2001
                                                                       ----------   ----------   ----------
Cash flows from operating activities:
    Net income (loss) ..............................................   $    3,588   $    1,709   $   (5,336)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization ..................................       13,818       13,690       15,409
    Write-off of loan origination cost .............................          914          ---          ---
    Write-off of revenue equipment .................................        1,023          ---          ---
    Loss on disposition of flatbed division ........................          ---          ---        3,692
    Minority interest ..............................................          ---          ---         (331)
    Non-cash member and vendor development costs ...................          ---          ---          342
    Provision (benefit) for deferred income taxes ..................        2,570          658       (2,870)
    Provision for doubtful accounts ................................          704          933          754
    Changes in assets and liabilities:
        Trade receivables ..........................................        9,910       (5,818)       1,870
        Accounts receivable - other ................................        2,296           (6)       2,588
        Income tax recoverable .....................................          ---          690          990
        Tires in service ...........................................         (758)         474          679
        Prepaid expenses and other current assets ..................       (1,793)       2,793         (757)
        Other assets ...............................................         (483)      (1,460)         263
        Accounts payable and accrued expenses ......................        1,628          736       (3,371)
        Income tax payable .........................................          284           51          ---
                                                                       ----------   ----------   ----------
        Net cash provided by operating activities ..................       33,701       14,450       13,922
Cash flows from investing activities:
    Purchase of property and equipment .............................       (7,053)      (6,374)      (6,047)
    Proceeds on sale of property and equipment .....................       10,291       11,651       15,746
                                                                       ----------   ----------   ----------
        Net cash provided by investing activities ..................        3,238        5,277        9,699
Cash flows from financing activities:
    Purchase of treasury stock .....................................          ---          (17)        (993)
    Sale of treasury stock .........................................           78          415          ---
    Proceeds from issuance of common stock .........................          ---          183           63
    Proceeds of long-term debt .....................................        4,147        3,795        7,666
    Payments on long-term debt .....................................      (23,294)     (10,211)     (10,093)
    Principal payments on capital lease obligations ................      (17,081)     (14,387)     (19,830)
                                                                       ----------   ----------   ----------
        Net cash used in financing activities ......................      (36,150)     (20,222)     (23,187)
                                                                       ----------   ----------   ----------
Increase (decrease) in cash and cash equivalents ...................          789         (495)         434
Cash and cash equivalents at beginning of year .....................          299          794          360
                                                                       ----------   ----------   ----------
Cash and cash equivalents at end of year ...........................   $    1,088   $      299   $      794
                                                                       ==========   ==========   ==========
Supplemental disclosure of cash flow information:
    Interest paid ..................................................   $    5,299   $    7,700   $    9,569
    Income taxes paid ..............................................   $      316   $      281   $      373
Supplemental disclosure of non-cash flow investing activities:
    Lease obligation incurred in the purchase of equipment .........   $      286   $   12,579   $   17,301

          See accompanying notes to consolidated financial statements.

                               CELADON GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 2003, 2002 AND 2001
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                         COMMON                                         ACCUMULATED                TOTAL
                                          STOCK                ADDITIONAL   RETAINED       OTHER       TREASURY    STOCK-
                                      NO. OF SHARES             PAID-IN     EARNINGS   COMPREHENSIVE    STOCK-    HOLDERS'
                                       OUTSTANDING    AMOUNT    CAPITAL     (DEFICIT)  INCOME/(LOSS)    COMMON     EQUITY
                                      -------------   ------   ----------   --------   -------------   --------   --------
Balance at June 30, 2000                  7,782,907   $  257   $   60,113   $   (722)  $      (1,206)  $    (35)  $ 58,407

Net loss                                        ---      ---          ---     (5,336)            ---        ---     (5,336)
Equity adjustments for foreign
   currency translation                         ---      ---          ---        ---             155        ---        155
                                      -------------   ------   ----------   --------   -------------   --------   --------
Comprehensive income (loss)                     ---                           (5,336)            155        ---     (5,181)
Tax benefits from stock options                 ---      ---           14        ---             ---        ---         14
Additional paid-in capital arising
   from subsidiary capital
   transaction                                  ---      ---         (227)       ---             ---        ---       (227)
Treasury stock purchases                   (248,600)     ---          ---        ---             ---       (993)      (993)
Exercise of incentive stock options           5,335      ---           23        ---             ---         20         43
                                      -------------   ------   ----------   --------   -------------   --------   --------
Balance at June 30, 2001                  7,539,642   $  257   $   59,923   $ (6,058)  $      (1,051)  $ (1,008)  $ 52,063

Net income                                      ---      ---          ---      1,709             ---        ---      1,709
Equity adjustments for foreign
   currency translation                         ---      ---          ---        ---            (530)       ---       (530)
                                      -------------   ------   ----------   --------   -------------   --------   --------
Comprehensive income (loss)                     ---      ---          ---      1,709            (530)       ---      1,179
Tax benefits from stock options                 ---      ---           93        ---             ---        ---         93
Treasury stock purchases                     (4,250)     ---          ---        ---             ---        (17)       (17)
Treasury stock sales                        103,850      ---          ---        ---             ---        415        415
Exercise of incentive stock options          38,366      ---           28        ---             ---        155        183
                                      -------------   ------   ----------   --------   -------------   --------   --------
Balance at June 30, 2002                  7,677,608   $  257   $   60,044   $ (4,349)  $      (1,581)  $   (455)  $ 53,916

Net income                                      ---      ---          ---      3,588             ---        ---      3,588
Equity adjustments for foreign
   Currency translation                         ---      ---          ---        ---            (366)       ---       (366)
                                      -------------   ------   ----------   --------   -------------   --------   --------
Comprehensive income (loss)                     ---      ---          ---      3,588            (366)       ---      3,222
Tax benefits from stock options                 ---      ---           37        ---             ---        ---         37
Exercise of incentive stock options          16,155      ---           11        ---             ---         66         77
                                      -------------   ------   ----------   --------   -------------   --------   --------
Balance at June 30, 2003                  7,693,763   $  257   $   60,092   $   (761)  $      (1,947)  $   (389)  $ 57,252
                                      =============   ======   ==========   ========   =============   ========   ========

                See accompanying notes to financial statements.

                               CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Such estimates include provisions for liability claims and uncollectible accounts receivable. Actual results could differ from those estimates.

Cash and Cash Equivalents

         The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade receivables. Concentrations of credit risk with respect to trade receivables are generally limited due to the Company's large number of customers and the diverse range of industries, which they represent. Accounts receivable balances due from DaimlerChrysler totaled $5.0 million, or 11%, of the gross trade receivables at June 30, 2003. The Company had no other significant concentrations of credit risk.

                               CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

Accounts Receivable Other

         The primary components of accounts receivable other are company driver advances, owner operator advances, and equipment sales receivables. Company driver and owner operator advances are collected on the next payroll and settlement dates of sale.

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

Revenue and service equipment.........................         4-12 years
Furniture and office equipment........................         4-7 years
Buildings.............................................         20 years
Leasehold improvements................................         Lesser of life of lease or useful life of improvement

         Initial delivery costs relating to placing tractors and trailers in service, which are included in revenue and service equipment, are being amortized on a straight-line basis over the lives of the assets or in the case of leased equipment, over the respective lease term. The cost of maintenance and repairs, including tractor overhauls, is charged to expense as incurred.

         Long-lived assets are depreciated over estimated useful lives based on historical experience and prevailing industry practice. Estimated useful lives are periodically reviewed to ensure they remain appropriate. Long-lived assets are tested for impairment whenever an event occurs that indicates an impairment may exist. Future cash flows and operating performance are used for analyzing impairment losses. If the sum of expected undiscounted cash flows is less than the carrying value an impairment loss is recognized. The Company measures the impairment loss by comparing the fair value of the asset to its carrying value. Fair value is determined based on a discounted cash flow analysis or appraised values as appropriate. Long-lived assets that are held for sale are recorded at the lower of carrying value or the fair value less costs to sell.

Tires in Service

         Original and replacement tires on tractors and trailers are included in tires in service and are amortized over 18 to 36 months.

Goodwill

         Goodwill reflects the excess of cost over net assets of businesses acquired. Goodwill is reviewed annually for impairment See Note 2 to the Consolidated Financial Statements.

                               CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

Insurance Reserves

         Reserves for known claims and incurred but not reported claims up to specific policy limits are accrued based upon information provided by third party administrators. Such amounts are included in accrued insurance and claims.

Revenue Recognition

         Trucking revenue and related direct cost are recognized on the date freight is delivered by the Company to the customer and collectibility is reasonably assured. Prior to commencement of shipment, the Company will negotiate an agreed upon price for services to be rendered.

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

Advertising

         Advertising costs are expensed as incurred by the Company. Advertising expenses for fiscal 2003, 2002, and 2001 were $1.0 million, $0.6 million, and $1.6 million, respectively, and are included in salaries, wages and employee benefits and general, administrative and selling expenses in the statement of operations.

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

                               CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

Accounting for Derivatives

         The Company from time-to-time will enter into derivative financial instruments to reduce exposure to fuel price fluctuations. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS 133 and SFAS 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. In accordance with SFAS 133, the Company adjusts our derivative instruments to fair value through earnings on a monthly basis.

Earnings per Share ("EPS")

         The Company applies the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which requires companies to present basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method. Common stock options were not included in the diluted EPS computation for 2001 because the options were anti-dilutive.

Stock-based Employee Compensation Plans

         The Company has elected to follow Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized for the Celadon options. See Note 7 to the Consolidated Financial Statements - Stock Plans for further disclosure.

                               CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

         SFAS 123, "Accounting for Stock-Based Compensation," and SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" requires presentation of pro forma net income and earnings per share if the Company had accounted for its employee stock options granted subsequent to June 30, 1995 under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period. Under the fair value method, the Company's net income (in thousands) and earnings per share would have been:

                                                                  2003            2002            2001
                                                               ----------      ----------      ----------
Net incomes (loss) .........................................   $    3,588      $    1,709      $   (5,336)
Stock-based compensation expense (net of tax) ..............          773             910             972
                                                               ----------      ----------      ----------
Adjusted net income (loss) .................................   $    2,815      $      799      $   (6,308)
                                                               ==========      ==========      ==========

Basic and diluted income (loss) per share:
Diluted earnings (loss) per share ..........................   $     0.45      $     0.22      $    (.070)
Stock-based compensation expense (net of tax) per share ....   $     0.10      $     0.12      $     0.13
                                                               ----------      ----------      ----------
Adjusted diluted earnings (loss) per share .................   $     0.35 (1)  $     0.10 (1)  $    (0.83)
                                                               ==========      ==========      ==========

(1) Adjusted basic earnings per share was $0.37 for fiscal 2003 and $0.11 in fiscal 2002.

Foreign Currency Translation

         Foreign financial statements are translated into U.S. dollars in accordance with SFAS 52, "Foreign Currency Translation." Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at year-end exchange rates. Income statement accounts are translated at the average exchange rate prevailing during the year. Resulting translation adjustments are included in other comprehensive income.

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

Reclassifications

         Certain reclassifications have been made to the 2002 and 2001 financial statements in order to conform to the 2003 presentation.

                               CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

Recent Accounting Pronouncements

         In 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, which is adjusted to its present value each period. In addition, companies must capitalize a corresponding amount by increasing the carrying amount of the related long-lived asset, which is depreciated over the useful life of the related asset. The Company adopted SFAS 143 on July 1, 2002, and there was no impact on its consolidated financial position or results of operations.

         In 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 provides additional restrictive criteria that would have to be met to classify an asset as held-for-sale. This statement also requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred (rather than as of the date management commits to a formal plan to dispose of a segment, as previously required). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The Company adopted SFAS 144 on July 1, 2002, and there was no impact on its consolidated financial position or results of operations.

         In 2002, the FASB issued SFAS 145, Recession of SFAS 4, 44, and 64, Amendment of SFAS 13 and Technical Corrections. This SFAS addresses the recording of debt extinguishment costs as extraordinary items and accounting for sale-lease back transactions. Effective July 1, 2002, the Company adopted the provisions of SFAS 145 Under this new standard, $0.9 million in expenses associated with the refinancing of the Company's Credit Agreement in September 2002, which under prior standards would have been recorded as an extraordinary item, were recorded in interest expense in the Consolidated Statement of Operations.

         In 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are required to be applied starting with exit or disposal activities that are initiated after December 31, 2002. Effective December 31, 2002, the Company adopted the provisions of SFAS 146, and there was no impact on its consolidated financial position or results of operations.

         In 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The statement amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 requires disclosure in the Summary of Significant Accounting Policies of the effects of the Company's accounting policy with respect to stock-based compensation on net income and earnings per share in annual and interim financial statements accounted for using the intrinsic value method prescribed by APB 25, "Accounting for Stock Issued to Employees." The Company adopted the disclosure provisions of the statement effective March 31, 2003.

                               CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

         In 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The interpretation expands on the disclosure requirements to be made in interim and annual financial statements. The interpretation also requires that a liability measure at fair value be recognized for guarantees even if the probability of payment on the guarantee is remote. The recognition provisions apply on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of the interpretation did not have a material effect on the Company's accounting or reporting of its guarantees.

         On April 30, 2003, the FASB issued SFAS 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133 and is to be applied prospectively to contracts entered into or modified after June 30, 2003. The Company will adopt SFAS 149 on July 1, 2003, and does not anticipate any impact on the results of operations and financial position.

         In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or as an asset in some circumstances). SFAS 150 is effective for the Company at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 will not have an impact on the Company's financial statements.

(2)      GOODWILL

         As of July 1, 2001, we adopted SFAS 142, "Goodwill and Other Intangible Assets," which addressees the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption. The transitional impairment test was completed and there was no impairment as of July 1, 2001, the date the Company adopted the provisions of this statement. At April 1, 2003, the Company has reviewed the impairment test principles applied previously and concluded that there is no impairment.

                               CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

         In accordance with SFAS 142, we discontinued the amortization of goodwill effective July 1, 2001. A reconciliation of previously reported net income, loss and earnings (loss) per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

                                                                FISCAL YEAR ENDED
                                                                      JUNE 30,
                                                        2003            2002         2001
                                                     ----------      ----------   ----------
Reported net income (loss) .......................   $    3,588      $    1,709   $   (5,336)
Add: Goodwill amortization, net of tax ...........          ---             ---          951
                                                     ----------      ----------   ----------
Adjusted net income (loss) .......................   $    3,588      $    1,709   $   (4,385)
                                                     ==========      ==========   ==========

Diluted and basic earnings (loss) per share:
Reported net income (loss) .......................   $     0.45(1)   $     0.22   $    (0.70)
                                                     ----------      ----------   ----------
Add: Goodwill amortization, net of tax ...........          ---             ---         0.13
                                                     ----------      ----------   ----------
Adjusted net income (loss) .......................   $     0.45      $     0.22   $    (0.57)
                                                     ==========      ==========   ==========

         (1) Basic earnings per share was $0.47 for fiscal 2003.

(3)      ACQUISITIONS AND DIVESTITURES

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

(4)      PROPERTY, EQUIPMENT AND LEASES

Property, Equipment and Revenue Equipment Under Capital Leases

         Property and equipment consists of the following (in thousands):

                                                        2003         2002
                                                     ----------   ----------
Revenue equipment owned ..........................   $   58,805   $   41,749
Revenue equipment under capital leases ...........       53,263       82,223
Furniture and office equipment ...................        4,352        4,498
Land and buildings ...............................       10,484       10,185
Service equipment ................................          730          832
Leasehold improvements ...........................        1,685          655
                                                     ----------   ----------
                                                     $  129,319   $  140,142
                                                     ==========   ==========

                              CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

         Included in accumulated depreciation was $25.6 million and $23.1 million in 2003 and 2002, respectively, related to revenue equipment under capital leases.

         Depreciation and amortization expense relating to property and equipment owned and revenue equipment under capital leases was $13.5 in 2003, $13.6 million in 2002 and $13.5 million in 2001.

Lease Obligations

         The Company leases certain revenue and service equipment under long-term lease agreements, payable in monthly installments with interest at rates ranging from 6.7% to 8.6% per annum, maturing at various dates through 2007.

         The Company leases warehouse and office space under noncancellable operating leases expiring at various dates through September 2021. Certain leases contain renewal options.

         Future minimum lease payments relating to capital leases and to operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

                         YEAR ENDED JUNE 30                             CAPITAL LEASES   OPERATING LEASES
                         ------------------                             --------------   ----------------
2004  ..............................................................    $       16,482   $         38,517
2005  ..............................................................             7,868             25,648
2006  ..............................................................             5,801             17,996
2007  ..............................................................               407             18,334
2008  ..............................................................               ---              3,397
Thereafter..........................................................               ---             15,885
                                                                        --------------   ----------------
    Total minimum lease payments....................................    $       30,558   $        119,777
                                                                                         ================
Less amounts representing interest..................................             2,326
                                                                        --------------
Present value of net minimum lease payments.........................    $       28,232
Less Current maturities.............................................            14,960
                                                                        --------------
    Non-current portion.............................................    $       13,272
                                                                        ==============

Total rental expense for operating leases is as follows (in thousands):

                                             2003      2002      2001
                                           --------  --------  --------
Revenue and service equipment ..........   $ 25,817  $ 22,079  $ 19,107
Office facilities and terminals ........      2,149     2,285     2,329
                                           --------  --------  --------
                                           $ 27,966  $ 24,364  $ 21,436
                                           ========  ========  ========

                               CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

(5)      LONG-TERM DEBT

         The Company's outstanding borrowings consist of the following at June 30 (in thousands):

                                                                 2003       2002
                                                               --------   --------
Outstanding amounts under Credit Agreement (collateralized
     by certain trade receivables and revenue equipment)       $ 23,144   $ 38,910
Other borrowings ...........................................      9,418     12,799
                                                               --------   --------
                                                                 32,562     51,709
Less current maturities ....................................      6,156      7,531
                                                               --------   --------
     Non-current portion ...................................   $ 26,406   $ 44,178
                                                               ========   ========

Lines of Credit

         The Company has a $55 million banking facility ("Credit Agreement") with Fleet Capital Corporation, Fleet Capital Canada Corporation and several other lenders named in the Loan Agreement. The arrangement includes $44.2 million revolving loan and a $10.8 million term loan. The Company's Credit Agreement expires in September 2005 (fiscal 2006). Interest is based, at the Company's option, upon either the bank's base rate as defined in the Credit Agreement plus a margin ranging from 0.0% to 3.0% or the London Interbank Offered Rate plus a margin ranging from 1.5% to 3.5% depending upon performance by the Company. At June 30, 2003, the interest rate charged on outstanding borrowings was 4.5%. In addition, the Company pays a commitment fee of .25% on the unused portion of the Credit Agreement.

         Amounts available under the Credit Agreement are determined based upon the Company's borrowing base, as defined. In addition, there are certain covenants, which restrict, among other things, the payment of cash dividends annual capital expenditures, annual lease payments, and requires the Company to maintain a minimum fixed charge coverage ratio along with certain financial ratios and certain other financial conditions. Such borrowings are secured by a significant portion of the Company's assets, primarily trade receivables.

Other Borrowings

         Other borrowings consist primarily of mortgage debt financing and notes payable for equipment purchase, which are collateralized by the equipment. At June 30, 2003, the interest rate charged on outstanding borrowings ranged from 5.0% to 8.0%.

         Maturities of long-term debt for the years ending June 30 are as follows (in thousands):

2004............................  $ 6,156
2005............................    2,625
2006............................   20,697
2007............................      174
2008............................      187
Thereafter......................    2,723
                                  -------
                                  $32,562
                                  =======

                               CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

(6)      EMPLOYEE BENEFIT PLANS

401(k) Profit Sharing Plan

         The Company has a 401(k) profit sharing plan which permits U.S. employees of the Company to contribute up to 15% of their annual compensation, up to certain Internal Revenue Service limits, on a pre-tax basis. The contributions made by each employee are fully vested immediately and are not subject to forfeiture. The Company makes a matching contribution of 25% of the employee's contribution up to 5% of their annual compensation and may make additional discretionary contributions. The aggregate Company contribution may not exceed 5% of the employee's compensation. Employees vest in the Company's contribution to the plan at the rate of 20% per year from the date of contribution. Contributions made by the Company during 2003, 2002 and 2001 amounted to $281 thousand, $232 thousand, and $220 thousand, respectively.

(7)      STOCK PLANS

Stock Options - Celadon Group, Inc.

         The Company has a Stock Option Plan ("Plan") which provides for the granting of stock options, stock appreciation rights and restricted stock awards to purchase not more than 1,200,000 shares of Common Stock, subject to adjustment under certain circumstances, to select management and key employees of the Company and its subsidiaries. The options have a three-year vesting period.

         The weighted-average per share fair value of the individual options granted during fiscal year 2002 and 2001 for Celadon is estimated as $4.32 and $3.35, respectively, on the date of grant. There were no options granted in fiscal 2003.

         The fair values of Celadon option grants for 2002 and 2001 were determined using a Black-Scholes option-pricing model with the following weighted average assumptions:

                                               2002           2001
                                              ------         -------
Dividend yield.............................        0               0
Volatility.................................     85.7%          111.2%
Risk-free interest rate....................      3.9%            4.7%
Forfeiture rate............................      0.4%           14.0%
Expected life..............................  7 years         7 years

                               CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

         Stock option activity for Celadon is summarized below:

                                       SHARES OF         WEIGHTED
                                     COMMON STOCK        AVERAGE
                                     ATTRIBUTABLE        EXERCISE
                                      TO OPTIONS      PRICE OF OPTIONS
                                     ------------     ----------------
Unexercised at June 30, 2000...        538,900        $          10.26
Granted .......................        366,333        $           3.80
Exercised .....................         (5,335)       $           8.00
Forfeited .....................        (87,549)       $          10.21
                                       -------        ----------------

Unexercised at June 30, 2001...        812,349        $           7.37
Granted .......................        282,664        $           5.57
Exercised .....................        (33,366)       $           4.49
Forfeited .....................       (211,296)       $           9.03
                                       -------        ----------------

Unexercised at June 30, 2002...        850,351        $           6.47
Granted .......................            ---                     ---
Exercised .....................        (16,155)       $           4.77
Forfeited .....................        (13,276)       $           8.21
                                       -------        ----------------

Unexercised at June 30, 2003...        820,920        $           6.70
                                       =======

         The following table summarizes information concerning outstanding and exercisable Celadon options at June 30, 2003:

                                  Options Outstanding                    Options Exercisable
                                       Weighted-
                                        Average            Weighted                               Weighted
Range of                               Remaining            Average                                Average
Exercise              Number          Contractual          Exercise           Number              Exercise
 Prices            Outstanding           Life               Price           Exercisable            Price
 ------            -----------           ----               -----           -----------            -----
$ 0-$ 5              299,920              7.50              $ 3.56             214,033             $ 3.43
$ 5-$10              394,500              7.19              $ 6.76             252,835             $ 7.04
$10-$15              126,000              3.42              $12.48             126,000             $12.69
$15-$20                  500              6.92              $16.38                 500             $16.38

         Celadon stock options exercisable at June 30, 2003, 2002 and 2001 were 593,368 and 442,137 and 279,386, respectively.

                               CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

         TruckersB2B has elected to follow APB 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock options. Under APB 25, because the exercise price of TruckersB2B employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized for the options.

         The weighted-average per share fair value of the individual options granted is estimated as $0.09, on the date of the grant, during fiscal year 2001. No options were granted during fiscal year 2002 and 2003.

         The fair value of TruckersB2B option grants for 2001 was determined using a Black-Scholes option-pricing model with the following weighted average assumptions;

                                                2001
                                               -------
Dividend yield...............................        0
Volatility...................................       .1%
Risk-free interest rate......................      5.8%
Forfeiture rate..............................       17%
Expected life................................  3 years

                               CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

         Stock option activity for TruckersB2B is summarized below:

                                     SHARES OF           WEIGHTED
                                    COMMON STOCK         AVERAGE
                                    ATTRIBUTABLE         EXERCISE
                                     TO OPTIONS      PRICE OF OPTIONS
                                    ------------     ----------------
Unexercised at July 1, 2000 ...       693,250        $           1.57
Granted .......................       152,000        $           0.57
Forfeited .....................       (96,500)       $           1.01
                                      -------        ----------------

Unexercised at July 1, 2001 ...       748,750        $           1.44
Forfeited .....................      (336,000)       $           1.19
                                      -------        ----------------

Unexercised at June 30, 2002 ..       412,750        $           1.64
Forfeited .....................       (10,500)       $           0.62
                                      -------        ----------------
Unexercised at June 30, 2003 ..       402,250        $           1.67
                                      -------

         The following table summarizes information concerning outstanding and exercisable TruckersB2B options at June 30, 2003:

                                             Options Outstanding                 Options Exercisable
                                       Weighted-
                                        Average            Weighted                               Weighted
Range of                               Remaining            Average                                Average
Exercise             Number           Contractual          Exercise           Number              Exercise
 Prices            Outstanding           Life               Price           Exercisable            Price
 ------            -----------           ----               -----           -----------            -----
$0-$ 1               377,000              6.9               $ 0.89            329,000              $ 0.94
$1-$15                25,250              6.9               $13.28             25,250              $13.28

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

                               CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

(8)      EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators used in computing earnings per share (in thousands):

                                                                 2003       2002       2001
                                                               --------   --------   --------
Income (loss) available to common shareholders .............   $  3,588   $  1,709   $ (5,336)
                                                               ========   ========   ========

Basic earnings (loss) per share:
     Weighted - average number of common
         shares outstanding ................................      7,688      7,611      7,649
                                                               ========   ========   ========

         Basic earnings (loss) per share ...................   $   0.47   $   0.22   $  (0.70)
                                                               ========   ========   ========

Diluted earnings (loss) per share:
     Weighted - average number of common
         shares outstanding ................................      7,688      7,611      7,649
     Effect of stock options and other incremental shares ..        347        142        ---
                                                               --------   --------   --------

     Weighted-average number of common shares
         outstanding - diluted .............................      8,035      7,753      7,649
                                                               ========   ========   ========

     Dilute earnings (loss) per share ......................   $   0.45   $   0.22   $  (0.70)
                                                               ========   ========   ========

         Diluted loss per share for fiscal year 2001 does not include the anti-dilutive effect of 50 thousand stock options and other incremental shares, respectively.

(9)      RELATED PARTY TRANSACTIONS

         In October 2001, the Company sold 103,850 shares of treasury stock to non-executive members of management. The Company granted loans totaling $449,000 to the non-executive management with a 5-year term. As of June 30, 2003, approximately $268,000 of the aforementioned loans remained outstanding.

                               CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

(10)     COMMITMENTS AND CONTINGENCIES

         The Company has outstanding commitments to purchase approximately $30.3 million of revenue equipment at June 30, 2003, which will be financed utilizing long-term lease agreements.

         Standby letters of credit, not reflected in the accompanying consolidated financial statements, aggregated approximately $5.5 million at June 30, 2003.

         The Company has employment and consulting agreements with various key employees providing for minimum combined annual compensation over the next three fiscal years of $800 thousand in fiscal 2004 and 2005 and $575 thousand in fiscal 2006.

         There are various claims, lawsuits and pending actions against the Company and its subsidiaries in the normal course of the operations of its businesses with respect to cargo, auto liability or income taxes. The Company believes many of these proceedings are covered in whole or in part by insurance and that none of these matters will have a material adverse effect on its consolidated financial position or results of operations in any given period.

         We are a party to routine litigation incidental to its business, primarily involving claims for bodily injury or property damage incurred in the transportation of freight. We are responsible for the safe delivery of cargo. As of July 2003, we are self-insured on auto liability claims, in the United States and Canada, for the first one million dollars of an accident claim. In addition, Celadon is responsible for a $2.75 million aggregate deductible for claims between $1.0 million and $2.5 million of auto liability insurance claims. We are also responsible for administrative expenses, for each occurrence involving personal injury or property damage. We are also self-insured for its physical damage losses, and workers compensation losses and responsible for the first $100,000 on cargo claims. We maintain separate insurance in Mexico consisting of bodily injury and property damage coverage with acceptable deductibles. Management believes its uninsured exposure is reasonable for the transportation industry, based on previous history. Consequently, we do not believe that the litigation and claims experienced will have a material impact on our financial position or results of operations.

                               CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

         Shortages of fuel, increases in fuel prices or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. The Company cannot predict whether high fuel price levels will continue in the future or the extent to which fuel surcharges will be collected to offset such increases. During the years ended June 30, 2003 and 2002, the Company recognized approximately $98 and $100 thousand of expense, respectively on futures contracts and commodity collar transactions which is included in fuel expense.

(11)     INCOME TAXES

         The income tax provision (benefit) for operations in 2003, 2002 and 2001 consisted of the following (in thousands):

                               2003       2002       2001
                             --------   --------   --------
Current:
     Federal .............   $    ---   $    ---   $    ---
     State and local .....         74         97        244
     Foreign .............       (302)        90        ---
                             --------   --------   --------
         Total Current ...       (228)       187        244
                             --------   --------   --------
Deferred:
     Federal .............      2,226        740     (2,638)
     State and local .....        409         39       (232)
     Foreign .............        541        249        ---
                             --------   --------   --------
         Total Deferred ..      3,175      1,028     (2,870)
                             --------   --------   --------
         Total ...........   $  2,948   $  1,215   $ (2,626)
                             ========   ========   ========

         No provision is made for U.S. federal income taxes on undistributed earnings of foreign subsidiaries of approximately $7.0 million at June 30, 2003, as management intends to permanently reinvest such earnings in the Company's operations in the respective foreign countries where earned. Included in the consolidated income before income taxes is income of approximately $0.5 million generated from foreign operations in fiscal 2003.

                               CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

         The Company's effective rate differs from the statutory federal tax rate as follows:

                                           2003     2002     2001
                                           -----    -----    -----
Statutory federal tax rate .............   35.00%   35.00%   35.00%
State taxes, net of federal benefit ....    5.98     3.04    (0.10)
Non-deductible expenses ................    4.80     2.33    (3.84)
Other, net .............................   (0.67)    1.23     1.92
                                           -----    -----    -----
         Effective tax rate ............   45.11%   41.60%   32.98%
                                           =====    =====    =====

         The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2003 and 2002 consisted of the following (in thousands):

                                                             2003         2002
                                                          ----------   ----------
Deferred tax assets:
     Allowance for doubtful accounts ..................   $      290   $      280
     Insurance reserves ...............................        1,211        1,276
     Net operating loss carryforwards .................        3,255        3,931
     Alternative minimum tax credit carryforward ......          628          628
     Other ............................................          878          142
                                                          ----------   ----------
           Total deferred tax assets ..................   $    6,262   $    6,257
                                                          ==========   ==========

Deferred tax liabilities:
     Property and equipment ...........................   $   (5,427)  $   (4,301)
     Capital leases ...................................       (4,542)      (4,665)
     Other ............................................       (4,645)      (3,073)
                                                          ----------   ----------
           Total deferred tax liabilities .............   $  (14,614)  $  (12,039)
                                                          ==========   ==========

Net current deferred tax assets .......................   $    2,296   $    1,808
Net non-current deferred tax liabilities ..............      (10,648)      (7,590)
                                                          ----------   ----------
           Total net deferred tax liabilities .........   $   (8,352)  $   (5,782)
                                                          ==========   ==========

         As of June 30, 2003, the Company had approximately $8.4 million of net operating loss carryforwards with expiration dates beginning in 2015.

                               CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

(12)     SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

         The Company operates in two segments, transportation and e-commerce. The Company generates revenue, in the transportation segment, primarily by providing truckload hauling services through its subsidiaries, CTSI, Jaguar, CelCan, and formerly Cheetah. The Company began providing certain services over the Internet through its e-commerce subsidiary, TruckersB2B, in the last half of fiscal year 2000. The e-commerce segment generates revenue by providing discounted fuel, tires, and other products and services to small and medium-sized trucking companies. The Company evaluates the performance of its operating segments based on operating income (loss).

                               CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

                                                              FISCAL YEAR ENDED
                                                                   JUNE 30,
                                                            (DOLLARS IN THOUSANDS)
                                                        2003         2002         2001
                                                     ----------   ----------   ----------
Operating revenues
    Transportation ...............................   $  359,883   $  330,321   $  347,390
    E-Commerce ...................................        7,222        6,678        4,428
                                                     ----------   ----------   ----------
                                                        367,105      336,999      351,818

Operating income (loss)
    Transportation ...............................       11,522        9,659        2,952
    E-Commerce ...................................        1,212          886       (2,296)
                                                     ----------   ----------   ----------
                                                         12,734       10,545          656

Depreciation and amortization
    Transportation ...............................       13,750       13,616       15,352
    E-Commerce ...................................           68           74           57
                                                     ----------   ----------   ----------
                                                         13,818       13,690       15,409

Interest income
    Transportation ...............................           85          114          148

Interest expense
    Transportation ...............................        6,127        7,489        9,311
    E-Commerce ...................................          159          112          117
                                                     ----------   ----------   ----------
                                                          6,286        7,601        9,428

Income (loss) before taxes
    Transportation ...............................        5,484        2,150       (5,894)
    E-Commerce ...................................        1,052          774       (2,068)
                                                     ----------   ----------   ----------
                                                          6,536        2,924       (7,962)

Total assets
    Transportation ...............................      160,970      188,508      193,574
    E-Commerce ...................................        1,103        1,523        1,342
                                                     ----------   ----------   ----------
                                                        162,073      190,031      194,916

Special charges included in segment profit loss
    Loss on flatbed division (Transportation) ....          ---          ---       (3,692)
    Non-cash member costs (E-commerce) ...........          ---          ---         (342)
    Write-off IPO costs (E-commerce) .............          ---          ---         (800)

          See accompanying notes to consolidated financial statements.

                               CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

         Information as to the Company's operations by geographic area is summarized below: (in thousands). The Company allocates operating revenue based on the country of origin of the tractor hauling the freight.

                                  2003         2002         2001
                               ----------   ----------   ----------
Operating revenue:
         United States .....   $  301,492   $  268,902   $  281,032
         Canada ............       47,524       47,900       51,296
         Mexico ............       18,089       20,197       19,490
                               ----------   ----------   ----------
                  Total ....   $  367,105   $  336,999   $  351,818
                               ==========   ==========   ==========

Long lived assets:
         United States .....   $   65,860   $   81,940   $   85,997
         Canada ............        9,337       10,684       12,770
         Mexico ............        1,770        2,354        3,135
                               ----------   ----------   ----------
                  Total ....   $   76,967   $   94,978   $  101,902
                               ==========   ==========   ==========

         The Company's largest customer is DaimlerChrysler, which accounted for approximately 12%, 19%, and 20% of the Company's total revenue for fiscal 2003, 2002 and 2001, respectively. The Company transports DaimlerChrysler original equipment automotive parts primarily between the United States and Mexico and Daimler Chrysler after-market replacement parts and accessories within the United States. The Company's agreement with DaimlerChrysler is an agreement for international freight with the Chrysler division, which expires in October 2006. No other customer accounted for more than 10% of the Company's total revenue during any of its three most recent fiscal years.

                               CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

(13)     SUBSEQUENT EVENT

         In August 2003, the Company purchased certain assets of Highway Express, Inc. ("Highway"). The assets of Highway consisted of approximately 190 tractors, 500 trailers, trade receivables and other assets. The purchase price of approximately $11.4 million consisted of $4.0 million of cash and a $7.4 million thirty-six month note payable. The Company used borrowings under its existing Credit Agreement to fund the cash portion of the acquisition. This acquisition will strengthen the Company's regional presence and lane density in the southeast, enhance our consumer non-durable customer base, and should increase our rate per mile. Highway's revenue for calendar 2002 was approximately $27 million.

(14)     SELECTED QUARTERLY DATA (UNAUDITED)

         Summarized quarterly data for fiscal 2003 and 2002 follows (in thousands except per share amounts):

                                                 FISCAL YEAR 2003
                                   1ST QTR.    2ND QTR.     3RD QTR.     4TH QTR.
                                 ----------   ----------   ----------   ----------
Operating revenues ...........   $   93,560   $   90,827   $   90,686   $   92,032
Operating expenses ...........       89,624       87,675       88,670       88,402
                                 ----------   ----------   ----------   ----------

Operating income .............        3,936        3,152        2,016        3,630
Other expense, net ...........        2,416        1,417        1,222        1,143
                                 ----------   ----------   ----------   ----------

Income before taxes ..........        1,520        1,735          794        2,487
Income tax expense ...........          629          707          340        1,272
                                 ----------   ----------   ----------   ----------

Net income ...................   $      891   $    1,028   $      454   $    1,215
                                 ==========   ==========   ==========   ==========

Basic income per share .......   $     0.12   $     0.13   $     0.06   $     0.16
                                 ==========   ==========   ==========   ==========
Diluted income per share .....   $     0.11   $     0.13   $     0.06   $     0.15
                                 ==========   ==========   ==========   ==========

                                                 FISCAL YEAR 2003
                                   1ST QTR.    2ND QTR.     3RD QTR.     4TH QTR.
                                 ----------   ----------   ----------   ----------
Operating revenues ...........   $   82,870   $   79,349   $   78,737   $   96,043
Operating expenses ...........       80,383       77,125       76,550       92,396
                                 ----------   ----------   ----------   ----------

Operating income .............        2,487        2,224        2,187        3,647
Other expense, net ...........        2,086        1,896        1,714        1,925
                                 ----------   ----------   ----------   ----------

Income before taxes ..........          401          328          473        1,722
Income tax expense ...........          260          129          195          631
                                 ----------   ----------   ----------   ----------

Net income ...................   $      141   $      199   $      278   $    1,091
                                 ==========   ==========   ==========   ==========

Basic income per share .......   $     0.02   $     0.03   $     0.04   $     0.14
                                 ==========   ==========   ==========   ==========
Diluted income per share .....   $     0.02   $     0.03   $     0.04   $     0.14
                                 ==========   ==========   ==========   ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting or financial disclosure within the last three fiscal years.

ITEM 9A.          CONTROLS AND PROCEDURES

An evaluation was performed with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, concerning the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2003.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to the Company's definitive Proxy Statement to be filed in connection with the 2003 Annual Meeting of Stockholders.

ITEM 11.          EXECUTIVE COMPENSATION

Incorporated herein by reference to the Company's definitive Proxy Statement to be filed in connection with the 2003 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to the Company's definitive Proxy Statement to be filed in connection with the 2003 Annual Meeting of Stockholders.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to the Company's definitive Proxy Statement to be filed in connection with the 2003 Annual Meeting of Stockholders.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to the Company's definitive Proxy Statement to be filed in connection with the 2003 Annual Meeting of Stockholders.

                                     PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                                             Page Number of
                                                                                             Annual Report
                                                                                              on Form 10-K
(a)  List of Documents filed as part of this Report

        (1)   FINANCIAL STATEMENTS

Report of Independent Auditors                                                                     23

Consolidated Balance Sheets as of June 30, 2003 and 2002                                           24

Consolidated Statements of Operations
        Years ended June 30, 2003, 2002 and 2001                                                   25

Consolidated Statements of Cash Flows
        Years ended June 30, 2003, 2002 and 2001                                                   26

Consolidated Statements of Stockholders' Equity
        Years ended June 30, 2003, 2002 and 2001                                                   27

Notes to Consolidated Financial Statements                                                         28

        (2)   FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements Schedules as of and for Years ended June 30, 2003, 2002 and 2001

        Schedule II        Valuation and Qualifying Accounts                                       55

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

3.3-- Certificate of Designation. Incorporated by reference to Exhibit 3.3 of form 10-K filed September 28, 2000.

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

10.8--   Stockholder Rights Plan for the Company Incorporated by reference to
         Exhibit 4.1 of Form 8-A filed July 20, 2000.

10.9-- Amendment No. 3 dated July 26, 2000 to Employment Agreement dated January 21, 1994 between the Company and Stephen Russell. Incorporated by reference to Exhibit 10.19 of Form 10-K filed September 30, 2002.

10.10-- Amendment No. 4 dated April 4, 2002 to Employment Agreement dated January 21, 1994 between the Company and Stephen Russell. Incorporated by reference to Exhibit 10.10 of Form 10-K filed September 30, 2002.

10.11--  Separation Agreement dated March 3, 2000 between the Company and Paul
         A. Will. Incorporated by reference to Exhibit 10.21 of Form 10-K filed September 30, 2002.

10.12-- Amendment to Separation Agreement between the Company and Paul A. Will dated March 3, 2000. Incorporated by reference to Exhibit 10.22 of Form 10-K filed September 30, 2002.

10.13-- Separation Agreement dated March 2, 2000 between the Company and David Shatto. Incorporated by reference to Exhibit 10.23 of Form 10-K filed September 30, 2002.

10.14-- Amendment to Separation Agreement between the Company and David Shatto dated March 2, 2000. Incorporated by reference to Exhibit 10.24 of Form 10-K filed September 30, 2002.

10.15-- Loan and Security Agreement dated September 26, 2002, among the Company, certain of its subsidiaries, Fleet Capital Corporation, Fleet Capital Canada Corporation and certain other lenders. Incorporated by reference to Exhibit 10.25 of Form 10-K filed September 30, 2002.

10.16-- First Amendment Credit Agreement dated January 31, 2003 among the Company, certain of its subsidiaries, Fleet Capital Corporation, Fleet Capital Canada Corporation and certain other lenders.

10.17-- Second Amendment to Credit Agreement dated April 24, 2003 among the Company, certain of its subsidiaries, Fleet Capital Corporation, Fleet Capital Canada Corporation and certain other lenders.

10.18-- Third Amendment to Credit Agreement dated August 21, 2003 among the Company, certain of its subsidiaries, Fleet Capital Corporation, Fleet Capital Canada Corporation and certain other lenders.

10.19-- Amendment No. 5 dated November 20, 2002 to Employment Agreement dated January 21, 1994 between the Company and Stephen Russell.

10.20--  Code of Ethics adopted by the Company on April 30, 2003.

21--     Subsidiaries.

23--     Consent of Independent Auditors.

31.1--   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002.

31.2--   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002.

32.1-- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2-- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1--   Risk Factors.

(b)      REPORTS ON FORM 8-K.

Report on Form 8-K dated April 30, 2003, filed pursuant to Items 7 and 9.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this September 19, 2003.

                                        Celadon Group, Inc.

                                        By: /s/ Stephen Russell
                                            -------------------
                                            Stephen Russell
                             Chairman of the Board and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                      Title                        Date

                         Chairman of the Board and         September 19, 2003
/s/ Stephen Russell      Chief Executive Officer
-------------------      (Principal Executive Officer)
(Stephen Russell)

                         Chief Financial Officer,          September 19, 2003
/s/ Paul A. Will         Secretary, and Asst. Treasurer
----------------         (Principal Financial and
(Paul A. Will)           Accounting Officer)

                                                           September 19, 2003
/s/ Michael Dunlap       Asst. Secretary and Treasurer
------------------
(Michael Dunlap)

                                                           September 19, 2003
/s/ Paul A. Biddelman    Director
---------------------
(Paul A. Biddelman)

                                                           September 19, 2003
/s/ Michael Miller       Director
------------------
(Michael Miller)

                                                           September 19, 2003
/s/ Anthony Heyworth     Director
--------------------
(Anthony Heyworth)

                                                           September 19, 2003
/s/ John Kines           Director
--------------
(John Kines)

SCHEDULE II

                               CELADON GROUP, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED JUNE 30, 2003, 2001 AND 2000

                                      BALANCE AT   CHARGED TO                   BALANCE AT
                                      BEGINNING    COSTS AND                      END OF
DESCRIPTION                           OF PERIOD     EXPENSES    DEDUCTIONS        PERIOD
-----------                           ----------   ----------   ----------      ----------

YEAR ENDED JUNE 30, 2001:

Allowance for doubtful accounts       $  786,420   $  753,860   $  530,249(a)   $1,010,031

Reserves for claims payable
     as self insurer                  $2,191,215   $5,260,129   $4,239,005(b)   $3,212,339

YEAR ENDED JUNE 30, 2002:

Allowance for doubtful accounts       $1,010,031   $  932,657   $1,002,566(a)   $  940,122

Reserves for claims payable
     as self insurer                  $3,212,339   $6,203,768   $5,024,203(b)   $4,391,904

YEAR ENDED JUNE 30, 2003:

Allowance for doubtful accounts       $  940,122   $  704,155   $  579,519(a)   $1,064,758

Reserves for claims payable
     as self insurer                  $4,391,904   $6,905,684   $6,125,336(b)   $5,172,252

-------------------------

(a)      Represents accounts receivable write-offs.

(b)      Represents claims paid.