Form 10-Q
period 2003-09-30
CELADON GROUP INC
filed 2003-11-10
CIK 865941

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


                     FOR THE PERIOD ENDED SEPTEMBER 30, 2003


         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER: 0-23192


                               CELADON GROUP, INC.
             (Exact name of Registrant as specified in its charter)




                  DELAWARE                                 13-3361050
       (State or other jurisdiction of                    (IRS Employer
       incorporation or organization)                Identification Number)



              ONE CELADON DRIVE
         INDIANAPOLIS, IN 46235-4207                     (317) 972-7000
  (Address of principal executive offices)       (Registrant's telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

As of November 7, 2003 (the latest practicable date), 7,738,231 shares of the registrant's common stock, par value $0.033 per share, were outstanding.

                               CELADON GROUP, INC.

                                    INDEX TO

                          SEPTEMBER 30, 2003 FORM 10-Q





PART I.       FINANCIAL INFORMATION


       Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets at September 30, 2003 (Unaudited)
           and June 30, 2003......................................................................................3

           Condensed Consolidated Statements of Operations for the three months ended September 30, 2003 and 2002 (Unaudited)..........................................................4

           Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2003 and 2002 (Unaudited)..........................................................5

           Notes to Condensed Consolidated Financial Statements (Unaudited) ......................................6

       Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations......................................................................11

       Item 3.    Quantitative and Qualitative Disclosures about Market Risk.....................................16

       Item 4.    Controls and Procedures........................................................................16

PART II.      OTHER INFORMATION

       Item 1.    Legal Proceedings..............................................................................18

       Item 2, 3, 4, and 5 ..........................................................................Not Applicable

       Item 6.    Exhibits and Reports on Form 8-K...............................................................18

                               CELADON GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                          SEPTEMBER 30,       JUNE 30,
                                                                              2003              2003
                                                                              ----              ----
ASSETS                                                                    (UNAUDITED)
                                                                          -----------
Current assets:
    Cash and cash equivalents .....................................        $     863         $   1,088
    Trade receivables, net of allowance for doubtful accounts of
        $1,201 and $1,065 in 2004 and 2003, respectively ..........           48,257            44,182
    Drivers advances and other receivables ........................            4,040             3,432
    Prepaid expenses and other current assets .....................            8,417             7,101
    Tires in service ..............................................            4,125             4,714
    Income tax receivable .........................................              160               ---
    Deferred income taxes .........................................            5,248             2,296
                                                                           ---------         ---------
        Total current assets ......................................           71,110            62,813
Property and equipment, at cost ...................................          118,393           129,319
    Less accumulated depreciation and amortization ................           43,947            52,352
                                                                           ---------         ---------
        Net property and equipment ................................           74,446            76,967
Tires in service ..................................................            2,403             2,207
Goodwill ..........................................................           16,702            16,702
Other assets ......................................................            4,119             3,384
                                                                           ---------         ---------
        Total assets ..............................................        $ 168,780         $ 162,073
                                                                           =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ..............................................        $   6,673         $   4,204
    Accrued salaries and benefits .................................            7,272             6,748
    Accrued insurance and claims ..................................            5,168             5,163
    Accrued owner-operator expense ................................            3,137             2,728
    Accrued fuel expense ..........................................            3,148             3,138
    Other accrued expenses ........................................           11,795            11,074
    Current maturities of long-term debt ..........................            8,217             6,156
    Current maturities of capital lease obligations ...............           13,227            14,960
    Income tax payable ............................................              ---               299
                                                                           ---------         ---------
        Total current liabilities .................................           58,637            54,470
Long-term debt, net of current maturities .........................           35,036            26,406
Capital lease obligations, net of current maturities ..............           11,032            13,272
Deferred income taxes .............................................           12,438            10,648
Minority interest .................................................               25                25
Stockholders' equity:
    Preferred stock, $1.00 par value, authorized 179,985 shares; no
        shares issued and outstanding .............................              ---               ---
    Common stock, $0.033 par value, authorized 12,000,000 shares
        issued 7,789,764 shares in 2004 and 2003 ..................              257               257
      Additional paid-in capital ..................................           60,121            60,092
      Retained deficit ............................................           (6,301)             (761)
      Accumulated other comprehensive loss ........................           (2,139)           (1,947)
      Treasury stock, at cost, 80,370 shares and 96,001 shares at
        September 30, 2003, and June 30, 2003, respectively .......             (326)             (389)
                                                                           ---------         ---------
        Total stockholders' equity ................................           51,612            57,252
                                                                           ---------         ---------
        Total liabilities and stockholders' equity ................        $ 168,780         $ 162,073
                                                                           =========         =========


         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                               CELADON GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                          FOR THE THREE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                            2003              2002
                                                                            ----              ----
Operating revenue ...............................................        $  95,651         $  93,560

Operating expenses:
     Salaries, wages and employee benefits ......................           29,831            28,478
     Fuel .......................................................           12,414            10,687
     Operations and maintenance .................................            8,183             7,964
     Insurance and claims .......................................            3,922             3,469
     Depreciation, amortization and impairment charge (1) .......           13,611             3,534
     Revenue equipment rentals ..................................            6,811             5,902
     Purchased transportation ...................................           19,694            22,938
     Cost of products and services sold .........................            1,655             1,237
     Professional and consulting fees ...........................              528               550
     Communications and utilities ...............................            1,035             1,063
     Operating taxes and licenses ...............................            2,101             1,939
     General and other operating ................................            1,776             1,863
                                                                         ---------         ---------
         Total operating expenses ...............................          101,561            89,624
                                                                         ---------         ---------

Operating income (loss) .........................................           (5,910)            3,936
                                                                         ---------         ---------

Other (income) expense:
     Interest income ............................................              (16)              (24)
     Interest expense ...........................................            1,135             2,480
     Other (income) expense, net ................................               37               (40)
                                                                         ---------         ---------
Income (loss) before income taxes ...............................           (7,066)            1,520
Income tax expense (benefit) ....................................           (1,526)              629
                                                                         ---------         ---------
     Net income (loss) ..........................................        $  (5,540)        $     891
                                                                         =========         =========

Earnings (loss) per common share:
     Diluted earnings (loss) per share ..........................        $   (0.72)        $    0.11
     Basic earnings (loss) per share ............................        $   (0.72)        $    0.12
Average shares outstanding:
     Diluted ....................................................            7,705             8,068
     Basic ......................................................            7,705             7,680

1) Includes a $9.8 million pre-tax impairment charge on trailers in the three months ended September 30, 2003, see Footnote 8.

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                               CELADON GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                               FOR THE THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                 2003             2002
                                                                                 ----             ----
Cash flows from operating activities:
     Net income (loss) ................................................        $ (5,540)        $    891
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization ................................           3,777            3,534
         Impairment charge ............................................           9,834              ---
         Write-off of loan origination cost ...........................             ---              914
         Provision (benefit) for deferred income taxes ................          (1,162)             400
         Provision for doubtful accounts ..............................             188              238
         Changes in assets and liabilities:
              Trade receivables .......................................          (1,780)           4,236
              Accounts receivable - other .............................            (486)             847
              Income tax receivable ...................................            (160)             ---
              Tires in service ........................................             393             (467)
              Prepaid expenses and other current assets ...............            (981)          (4,385)
              Other assets ............................................            (657)              49
              Accounts payable and accrued expenses ...................           3,471             (725)
              Income tax payable ......................................            (299)             136
                                                                               --------         --------
         Net cash provided by operating activities ....................           6,598            5,668
Cash flows from investing activities:
     Purchase of property and equipment ...............................          (3,584)          (1,468)
     Proceeds on sale of property and equipment .......................             986            3,792
     Purchase of a business, net of cash acquired .....................          (3,594)             ---
                                                                               --------         --------
         Net cash (used in) provided by investing activities ..........          (6,192)           2,324
Cash flows from financing activities:
     Proceeds from issuances of stock .................................              92               27
     Proceeds of long-term debt .......................................           5,242           39,487
     Payments on long-term debt .......................................          (1,992)         (42,573)
     Principal payments on capital lease obligations ..................          (3,973)          (3,994)
                                                                               --------         --------
         Net cash used in financing activities ........................            (631)          (7,053)
                                                                               --------         --------
     Increase (decrease) in cash and cash equivalents .................            (225)             939
Cash and cash equivalents at beginning of period ......................           1,088              299
                                                                               --------         --------
Cash and cash equivalents at end of period ............................        $    863         $  1,238
                                                                               ========         ========
Supplemental disclosure of cash flow information:
     Interest paid ....................................................        $  1,082         $  1,568
     Income taxes paid ................................................        $     90         $     47


         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)



1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of Celadon Group, Inc. and it's majority owned subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

         The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (all of a normal recurring nature), which are necessary for a fair presentation of the financial condition and results of operations for these periods. The results of operations for the interim period are not necessarily indicative of the results for a full year. These consolidated financial statements and notes thereto should be read in conjunction with the Company's consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended June 30, 2003.

         The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


2.       EARNINGS PER SHARE

         The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding stock options. A reconciliation of the basic and diluted earnings per share calculation was as follows (in thousands except for per share amounts):

                                                                  FOR THE THREE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                     2003            2002
                                                                     ----            ----
Net income (loss)                                                  $ (5,540)        $  891
                                                                   ========         ======

Denominator
  Weighted average number of common shares outstanding                7,705          7,680
  Equivalent shares issuable upon exercise of stock options             ---            388
                                                                   --------         ------

  Diluted shares                                                      7,705          8,068
                                                                   ========         ======

Earnings (loss) per share

  Basic                                                            $  (0.72)        $ 0.12
                                                                   ========         ======

  Diluted                                                          $  (0.72)        $ 0.11
                                                                   ========         ======


Diluted loss per share for the three months ended September 30, 2003 does not include the anti-dilutive effect of 405 thousand stock options and other incremental shares.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)



3.       STOCK BASED COMPENSATION

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

         Statements of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation," and SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" requires presentation of pro forma net income and earnings per share if the Company had accounted for its employee stock options granted subsequent to June 30, 1995 under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period. Under the fair value method, the Company's net income (in thousands) and earnings per share would have been:


                                                                FOR THE THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                   2003              2002
                                                                   ----              ----
Net income (loss).........................................       $(5,540)           $ 891
Stock-based compensation expense (net of tax).............           105              229
                                                                 -------            -----
Pro-forma net income (loss)...............................       $(5,645)           $ 662
                                                                 =======            =====

Income (loss) per share:
Diluted earnings (loss) per share
     As reported..........................................       $ (0.72)           $0.11
     Pro-forma............................................       $ (0.73)           $0.08
Basic Earnings (Loss) per share:
     As reported..........................................       $ (0.72)           $0.12
     Pro-forma............................................       $ (0.73)           $0.09

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)



4.       SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

         The Company operates in two segments, transportation and e-commerce. The Company generates revenue, in the transportation segment, primarily by providing truckload-hauling services through its subsidiaries, Celadon Trucking Services, Inc., ("CTSI"), Jaguar and Celadon Canada, Inc. ("CelCan"). The Company began providing certain services over the Internet through its e-commerce subsidiary, TruckersB2B, ("TruckersB2B") in the last half of fiscal year 2000. The e-commerce segment generates revenue by providing discounted fuel, tires, and other products and services to small and medium-sized trucking companies. The Company evaluates the performance of its operating segments based on operating income (loss).

                                                       Transportation           E-commerce           Consolidated
                                                       --------------           ----------           ------------
Three months ended September 30, 2003
  Operating revenue                                        $93,109                $2,542                $95,651
  Operating income (loss)                                   (6,340)                  430                 (5,910)

Three months ended September 30, 2002
  Operating revenue                                        $91,360                $1,930                $93,560
  Operating income                                           3,615                   321                  3,936


Information as to the Company's operating revenue by geographic area, is allocated based primarily on country of customer origin and summarized below:

                                                   United States          Canada           Mexico        Consolidated
                                                   -------------          ------           ------        ------------
Three months ended September 30, 2003
  Operating revenue                                   $77,564            $13,347           $4,740          $95,651

Three months ended September 30, 2002
  Operating revenue                                   $77,424            $11,268           $4,868          $93,560


         The Company's largest customer is DaimlerChrysler, which accounted for approximately 11% and 14% of the Company's total revenue for the three months ended September 30, 2003 and 2002, respectively. The Company transports DaimlerChrysler original equipment automotive parts primarily between the United States and Mexico and DaimlerChrysler after-market replacement parts and accessories within the United States. The Company's agreement with DaimlerChrysler is an agreement for international freight with the Chrysler division, which expires in October 2006. No other customer accounted for more than 10% of the Company's total revenue during any of its three most recent fiscal years.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)



5.       INCOME TAXES

         Income tax expense varies from the federal corporate income tax rate of 34% due to state income taxes, net of the federal income tax effect, and adjustment for permanent non-deductible differences. The permanent non-deductible differences include primarily per diem pay for drivers, meals and entertainment, and fines. For the three months ended September 30, 2003, the Company recorded an income tax benefit as a result of the impairment charge recognized on the planned disposal of trailers (Note 8). The income tax benefit recorded is partially offset by amounts accrued for certain income tax exposures.


6.       COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) consisted of the following components for the three months ended September 30, 2003 and 2002, respectively:

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                            2003          2002
                                                            ----          ----

         Net income (loss)                                $(5,540)      $   891

         Foreign currency translations adjustments           (192)          (36)
                                                          -------       -------

         Total comprehensive income (loss)                $(5,732)      $   855
                                                          =======       =======


7.       COMMITMENTS AND CONTINGENCIES

         There are various claims, lawsuits and pending actions against the Company and its subsidiaries in the normal course of the operations of its businesses with respect to cargo, auto liability or income taxes. The Company believes many of these proceedings are covered in whole or in part by insurance and accrued amounts on the Company's balance sheet for the self-insured retention amount of outstanding claims and income taxes. The Company also believes that none of these matters will have a material adverse effect on its consolidated financial position or results of operations in any given period.

8.       IMPAIRMENT OF EQUIPMENT

         In September 2003, the Company initiated a plan to dispose of certain trailers and recognized a pre-tax impairment charge of $9.8 million. The Company plans to dispose of approximately 1,600 trailers including all 48-foot trailers in addition to 53-foot trailers over 9 years old due to shipper compatibility issues. The majority of our customers require 53-foot trailers. The disposal of 48-foot trailers from the Company fleet will reduce logistical issues with customers requiring a 53-foot trailer. The Company plans to replace the approximately 1,600 trailers with 1,300 new 53-foot trailers over the next year. This change in the fleet will increase operating efficiencies and reduce out-of-route miles. The pre-tax impairment charge consisted of a write-down of revenue equipment by $8.4 million (net of accumulated depreciation), write-off of tires in-service of $0.9 million and an accrual for costs of disposal of $0.5 million. As a result, the Company has equipment held for sale of $4.7 million included in property and equipment on September 30, 2003 consolidated balance sheet.

9.       ACQUISITION

         In August 2003, the Company acquired certain assets of Highway Express, Inc. ("Highway"). Highway results of operations are included in the Company's financial statements from August 1, 2003 through September 30, 2003. The Company has preliminarily assigned values to the acquired assets of Highway consisting primarily of $8.6 million property and equipment, $2.4 million of trade receivables and $0.4 million of cash. The purchase price of approximately $11.4 million consisted of $4.0 million of cash and a $7.4 million thirty-six month note payable. The Company will finalize the allocation of the purchase price upon the valuation of intangible assets acquired. The Company used borrowings under its existing Credit Agreement to fund the cash portion of the acquisition. This acquisition will strengthen the Company's regional presence and lane density in the southeast, enhance our consumer non-durable customer base, and should increase our rate per mile. Highway's revenue for fiscal 2002 was approximately $27 million.


10.      RECLASSIFICATION

         Certain reclassifications have been made to the September 30, 2002 financial statements to conform to the September 30, 2003 presentation.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information in Items 1, 3, 7, 7A and 8 of this Form 10-Q constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You can identify such statements by the fact that they do not relate strictly to historical or current facts. These statements use words such as "believe", "expect", "should", "estimates", "planned", "outlook", "goal" and "anticipate." Because forward-looking statements involve risks and uncertainties, the Company's actual results may differ materially from the results expressed or implied by the forward-looking statements. While it is impossible to identify all factors that may cause actual results to differ, the risks and uncertainties that may affect the Company's business, performance and results of operations include the factors listed on
Exhibit 99.3 to this report, which is incorporated herein by reference. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-Q.

         All such forward-looking statements speak only as of the date of this Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

         References to the "Company", "we", "us", "our" and words of similar import refer to Celadon Group, Inc. and its subsidiaries.

RECENT DEVELOPMENTS

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

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship of expense items to operating revenues for the periods indicated:

                                                                          PERCENTAGE OF OPERATING REVENUES
                                                                             FOR THE THREE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                                    -------------
                                                                               2003              2002
                                                                               ----              ----
Operating Revenues                                                             100%              100%

Operating expenses
     Salaries, wages and employee benefits........................            31.2%              30.4%
     Fuel                                                                     13.0%              11.4%
     Operations and maintenance...................................             8.6%               8.5%
     Insurance and claims.........................................             4.1%               3.7%
     Depreciation, amortization and impairment charge (1).........            14.2%               3.8%
     Revenue equipment rentals....................................             7.1%               6.3%
     Purchased transportation.....................................            20.6%              24.5%
     Cost of products and services sold...........................             1.7%               1.3%
     Communications and utilities.................................             1.1%               1.1%
     Operating taxes and licenses.................................             2.2%               2.1%
     Other........................................................             2.4%               2.7%
                                                                             ------             ------
Total operating expenses..........................................           106.2%              95.8%
                                                                             ------             ------
Operating income..................................................           (6.2)%               4.2%
                                                                             ======             ======

(1) Includes a $9.8 million pre-tax impairment charge or 10.3% of revenue for the three-months ended September 30, 2003.



COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2003 TO THREE MONTHS ENDED SEPTEMBER 2002

         Operating revenue increased by $2.1 million, to $95.7 million for first quarter 2004 from $93.6 million for first quarter 2003. This increase is related to a 3.0% increase in rate per mile from $1.35 to $1.39 including accessorial and fuel surcharges. Revenue per tractor per week increased to $2,727 in the 2004 period from $2,696 in fiscal 2003. Revenue for TruckersB2B was $2.5 million in fiscal 2004 compared to $1.9 million in fiscal 2003. The TruckersB2B revenue increase is related to an increase in member usage of various programs including the tire discount program.

         Salaries, wages and benefits were $29.8 million, or 31.2% of operating revenues, for first quarter 2004 compared to 30.4% for the same period in 2003. This increase is primarily related to a 10.0% increase in company miles, which in turn increased driver paid miles. The employer-paid health insurance increased approximately 15% for fiscal 2004.

         Fuel expenses increased to 13.0% of revenue for fiscal 2004 compared to 11.4% in fiscal 2003. Fuel prices have increased approximately $0.06 per gallon, or 4.9% for fiscal 2004 compared to fiscal 2003. Fuel prices continue to increase due to low inventory and unrest in the Middle East. Increased fuel prices will increase our operating expenses to the extent they are not offset by surcharges.

         Operations and maintenance increased to 8.6% of revenue for fiscal 2004 compared to 8.5% in fiscal 2003. Operations and maintenance consist of direct operating expense, maintenance and tire expense. Maintenance expenses increased in fiscal 2004, as the average age per tractor increased to 2.8 years from 2.5 years and trailers increased to 6.4 years from 5.2 years. As the age of our equipment has increased the cost to maintain the fleet has increased. We expect our maintenance costs to decrease in conjunction with the reduction in the average age of the fleet in fiscal 2004.

         Insurance and claims expense was 4.1% of revenue in fiscal 2004 compared to 3.7% of revenue for fiscal 2003. Insurance consists of premiums for liability, physical damage and cargo damage insurance. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We continually revise and change our insurance program to maintain a balance between the increased rates industry-wide and the risk retention we are willing to assume.

         Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to 14.2% of revenue in fiscal 2004 from 3.8% of revenue in fiscal 2003. In the September 2003 quarter, we recognized an impairment charge of $9.8 million or 10.3% of revenue related to a plan to dispose of 48-foot trailers in addition to 53-foot trailers over nine years old from our fleet. We intend to dispose of approximately 1,600 1994-1998 model year trailers and replace them with 1,300 2004 model year trailers. The majority of our customers now request or require 53-foot trailers, thus it is operationally inefficient to continue to have 15% of the trailer fleet not available for the majority of our customers. We expect the monthly expense of future lease payments to be higher than the current cost of depreciation and interest expense.

         Revenue and equipment rentals were 7.1% of revenue for fiscal 2004 compared to 6.3% of revenue for fiscal 2003. This increase is due to a 12.5% increase in the average number of tractors leased under operating leases in fiscal 2004. There are 1,452 tractors leased under operating leases in fiscal 2004 compared to 1,291 tractors leased under operating lease in fiscal 2003. Since May 2002, we have leased all tractors under operating leases, which has resulted in a shift from owned revenue equipment, which has affected our operating ratio to above the line operating expenses from interest. The Company's fleet increased slightly to 2,695 tractors, including 443 owner operated tractors and 87 lease purchase owner operated tractors at September 30, 2003 from 2,668 tractors including 552 owner operated tractors and 150 lease purchase owner operated tractors at September 30, 2002.

         Purchased transportation decreased to 20.6% of revenue for fiscal 2004 from 24.5% for the same period in 2003. The decrease in fiscal 2004 is primarily related to reduced owner-operator expense, as the Company reduced the owner-operator fleet by 172 trucks for the year. It has become difficult to retain owner operators due to the challenging operating environment. Owner operators are independent contractors who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile.

         Operating income remained constant at $3.9 million, excluding a one-time impairment charge of $9.8 million, in fiscal 2004. The increase in revenue was offset by increased salaries, wages and employee benefits, fuel, and insurance expense. Truckload operating income decreased by $0.1 million, excluding an impairment charge of $9.8, to $3.5 million in fiscal 2004, from $3.6 million in fiscal 2003. Our operating ratio, which expresses operating expenses as a percentage of operating revenue, increased to 95.9% in fiscal 2004 from 95.8% in fiscal 2003, excluding a one-time impairment charge of 10.3% of revenue in fiscal 2004.

         Net interest expense decreased by $1.4 million, or 56.0%, to $1.1 million in fiscal 2004 from $2.5 million in fiscal 2003. The decrease was a result of reduced bank borrowings to $27.9 million for fiscal 2004 from $37.8 million for fiscal 2003 offset by a one-time non-cash write-off of loan origination costs of approximately $900 thousand in fiscal 2003, related to the Company's previous credit facility.

         Income taxes resulted in a benefit of $1.5 million in fiscal 2004, with an effective tax rate of 22%, compared to expense of $0.6 million, with an effective tax rate of 41%, in fiscal 2003. The effective tax rate decreased as a result of a benefit for the one-time impairment charge offset by an increase in non-deductible expenses related to a per diem pay structure change. As per diem is a non-deductible expense our effective tax rate will fluctuate as net income fluctuates in the future.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary capital requirements in fiscal 2004 will be for the acquisition of revenue equipment. The Company has historically met its capital investment requirements with a combination of internally generated funds, bank financing, equipment lease financing (both capital and operating) and the issuance of common stock. Management believes that there are presently adequate sources of secured equipment financing together with its existing credit facilities and cash flow from operations to provide sufficient funds to meet the Company's anticipated working capital requirements. Furthermore, sources available under the Company's credit facilities are dependant upon the Company maintaining compliance with its covenants or obtaining waivers or amendments with respect to future covenant violations.

         The Company's primary source of cash flow for the three months ended September 30, 2003 was provided by operations, excluding the one-time impairment charge of $9.8 million, and the increase of accounts payable and accrued expense offset by increased trade receivables and prepaid expenses. The net cash provided by operations in the first quarter of fiscal 2004 was $6.6 million compared to $5.7 million in the first quarter of fiscal 2003.

         Net cash used in investing activities increased to $6.2 million in the first quarter of fiscal 2004 from cash provided by investing activities of $2.3 million in the first quarter of fiscal 2003. This cash was used to purchase Highway Express, Inc. in August of 2003. In addition, cash used in investing activities relates to the sale of revenue equipment as the Company continues to trade older equipment for new equipment. As of September 30, 2003, the Company had on order revenue equipment representing a capital commitment of approximately $87.4 million.

         Net cash used in financing activities was $0.6 million in the first quarter of fiscal 2004 compared to $7.1 million in the first quarter of fiscal 2003. Financing activity generally represents bank borrowings (payment and proceeds) and payment of capital lease obligations. Current maturities of capital lease obligations at September 30, 2003 of $13.2 million includes $6.3 million of residual payments related to leases of revenue equipment which is generally covered by repurchase and/or trade agreements between the Company and the equipment manufacturer. As of September 30, 2003, the Company had outstanding debt of $67.5 million as compared to $89.9 million as of September 30, 2002.

         Our primary capital requirements over the last three years have been funding the acquisition of equipment. Capital expenditures (excluding the assets purchased from Highway Express, Inc.) totaled $3.6 million and $1.5 million in the quarter ended September 30, 2003 and 2002, respectively. We have historically and anticipate meeting our capital investment requirements with a combination of internally generated funds, bank financing, equipment lease financing (both capitalized and operating) and, to a lesser extent, the issuance of common stock. This financing will depend on prevailing market conditions and other factors over which we have limited control, as well as our financial condition and results of operations.

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

         At September 30, 2003, $27.9 million of our credit facility was utilized as outstanding borrowings and $5.5 million was utilized for standby letters of credit. At September 30, 2003, we also had cash payments of $25.5 million for capital lease financing including interest rates ranging from 6.7% to 8.6%, maturing at various dates through 2007.

         As of September 30, 2003, our bank loans, capitalized leases, operating leases, other debts and future commitments have stated maturities or minimum annual payments as follows:

                                                                  ANNUAL CASH REQUIREMENTS
                                                                  AS OF SEPTEMBER 30, 2003
                                                                       (IN THOUSANDS)
                                                                    AMOUNTS DUE BY PERIOD

                                                           LESS THAN          ONE TO        THREE TO            OVER
                                               TOTAL        ONE YEAR     THREE YEARS      FIVE YEARS      FIVE YEARS
                                               -----        --------     -----------      ----------      ----------
Operating Leases (1)                        $118,397        $ 37,550        $ 43,996        $ 21,847        $ 15,004
Capital Leases Obligations(1)                 24,259          13,227          11,032             ---             ---
Long-Term Debt                                43,253           8,217          32,236             367           2,433
                                            --------        --------        --------        --------        --------

Sub-Total                                    185,909          58,994          87,264          22,214          17,437

Future Purchase of Revenue Equipment          87,422           7,273          31,595          37,348          11,206
Employment and Consulting Agreements           1,674             796             878             ---             ---
Standby Letters of Credit                      5,466           5,466             ---             ---             ---
                                            --------        --------        --------        --------        --------

Total                                       $280,471        $ 72,529        $119,737        $ 59,562        $ 28,643
                                            ========        ========        ========        ========        ========

(1) Included in these balances are residual guarantees of $49.4 million in total and $21.0 million coming due in less than one year. We believe these balances will be satisfied by manufacturer commitments.

         As of September 30, 2003, we had 616 tractors and 700 trailers on order for delivery in fiscal 2004. A commitment for lease financing on these tractors has been obtained. Management believes that there are presently adequate sources of secured equipment financing together with our existing credit facilities and cash flow from operations to provide sufficient funds to meet our anticipated working capital requirements. Additional growth in the tractor and trailer fleet beyond our existing orders will require additional sources of financing.


CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses in our consolidated financial statements and accompanying notes. Our critical accounting policies are those that affect our financial statements materially and involve a significant level of judgment by management. For additional information, please refer to the discussion of Critical Accounting Policies contained in our most recent annual report on Form 10-K under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" and in the footnotes to our consolidated financial statements, particularly note
1. There were no significant changes in our critical accounting policies during the first quarter of fiscal 2004.

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

INFLATION

         Many of our operating expenses, including fuel costs, revenue equipment, and driver compensation are sensitive to the effects of inflation, which result in higher operating costs and reduced operating income. The effects of inflation on our business during the past three years were most significant in fuel. The effects of inflation on revenue were not material in the past three years. We have limited the effects of inflation through increases in freight rates and fuel surcharges.


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

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)



ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We experience various market risks, including changes in interest rates, foreign currency exchange rates, and fuel prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes, nor when there are no underlying related exposures.

         We are exposed to interest rate risk primarily from our Credit Agreement as of September 30, 2003. The Credit Agreement carries a maximum variable interest rate of the bank's base rate plus 3.0% or LIBOR plus 3.5%. A hypothetical 10% movement in this interest rate would have an impact on net income of approximately $136 thousand. In the event of a change of such magnitude, management would likely consider actions to further mitigate our exposure.

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

         Shortages of fuel, increases in prices or rationing of petroleum products can have a materially adverse effect on our operations and profitability. Fuel is subject to economic, political and market factors that are outside of our control. From time-to-time we will enter into derivative financial instruments to reduce our exposure to fuel price fluctuations. In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS 133 and SFAS 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. Derivatives that are not hedges must be adjusted to fair value through earnings. In accordance with SFAS 133, we adjust our derivative instruments to fair value through earnings on a monthly basis. As of September 30, 2003, we had 8% of estimated fuel purchases hedged through December 2003. We have recognized approximately $47 thousand of expense associated with derivative contracts for the quarter ended September 30, 2003 and income of $100 thousand in the September 30, 2002 period. A hypothetical 10% movement in the price of fuel future quantities would have an impact on net income of approximately $37 thousand.

ITEM 4.     CONTROLS AND PROCEDURES

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

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)



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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits -

              31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
              31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
              32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) The Company did not file any reports on form 8-K during the three months ended September 30, 2003.

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


Date:    November 10, 2003