Form 10-Q
period 2003-12-31
CELADON GROUP INC
filed 2004-02-12
CIK 865941

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED DECEMBER 31, 2003

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

As of February 10, 2004 (the latest practicable date), 7,758,897 shares of the registrant's common stock, par value $0.033 per share, were outstanding.

                               CELADON GROUP, INC.

                                    INDEX TO

                           DECEMBER 31, 2003 FORM 10-Q

PART I.       FINANCIAL INFORMATION

       Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets at December 31, 2003 (Unaudited)
           and June 30, 2003........................................................................               3

           Condensed Consolidated Statements of Income for the three and six months
           ended December 31, 2003 and 2002 (Unaudited).............................................               4

           Condensed Consolidated Statements of Cash Flows for the six months
           ended December 31, 2003 and 2002 (Unaudited).............................................               5

           Notes to Condensed Consolidated Financial Statements (Unaudited).........................               6

       Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.........................................................              11

       Item 3.    Quantitative and Qualitative Disclosures about Market Risk........................              22

       Item 4.    Controls and Procedures...........................................................              23

PART II.      OTHER INFORMATION

       Item 1.    Legal Proceedings.................................................................              24

       Items 2. and 3...............................................................................  Not Applicable

       Item 4.    Submission of Matters to a Vote of Security Holders...............................              24

       Item 5     ..................................................................................  Not Applicable

       Item 6.    Exhibits and Reports on Form 8-K..................................................              24

                               CELADON GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS EXCEPT PAR VALUE AMOUNTS)

                                                                                      DECEMBER 31,  JUNE 30,
                                                                                          2003        2003
                                                                                      ------------  ---------
                                                                                      (UNAUDITED)
                                                                                      ------------
A S S E T S

Current assets:
    Cash and cash equivalents ......................................................   $     774    $   1,088
    Trade receivables, net of allowance for doubtful accounts of
        $1,273 and $1,065 in 2004 and 2003, respectively ...........................      43,259       44,182
    Drivers advances and other receivables .........................................       3,268        3,432
    Prepaid expenses and other current assets ......................................       8,143        7,101
    Tires in service ...............................................................       4,798        4,714
    Income tax receivable ..........................................................         242          ---
    Deferred income taxes ..........................................................       5,272        2,296
                                                                                       ---------    ---------
        Total current assets .......................................................      65,757       62,813
Property and equipment, at cost ....................................................     116,392      129,319
    Less accumulated depreciation and amortization .................................      46,011       52,352
                                                                                       ---------    ---------
        Net property and equipment .................................................      70,381       76,967
Tires in service ...................................................................       2,304        2,207
Goodwill ...........................................................................      16,702       16,702
Other assets .......................................................................       2,882        3,384
                                                                                       ---------    ---------
        Total assets ...............................................................   $ 158,025    $ 162,073
                                                                                       =========    =========

L I A B I L I T I E S A N D S T O C K H O L D E R S' E Q U I T Y

Current liabilities:
    Accounts payable ...............................................................   $   4,303    $   4,204
    Accrued salaries and benefits ..................................................       7,930        6,748
    Accrued insurance and claims ...................................................       5,039        5,163
    Accrued owner-operator expense .................................................       2,197        2,728
    Accrued fuel expense ...........................................................       3,815        3,138
    Other accrued expenses .........................................................      14,266       11,074
    Current maturities of long-term debt ...........................................       6,110        6,156
    Current maturities of capital lease obligations ................................      10,892       14,960
    Income tax payable .............................................................         ---          299
                                                                                       ---------    ---------
        Total current liabilities ..................................................      54,552       54,470
Long-term debt, net of current maturities ..........................................      27,687       26,406
Capital lease obligations, net of current maturities ...............................       8,475       13,272
Deferred income taxes ..............................................................      14,042       10,648
Minority interest ..................................................................          25           25
Stockholders' equity:
    Preferred stock, $1.00 par value, authorized 179,985 shares; no
        shares issued and outstanding ..............................................         ---          ---
    Common stock, $0.033 par value, authorized 12,000,000 shares
        issued 7,789,764 shares in 2004 and 2003 ...................................         257          257
      Additional paid-in capital ...................................................      60,188       60,092
      Retained deficit .............................................................      (4,775)        (761)
      Accumulated other comprehensive loss .........................................      (2,270)      (1,947)
      Treasury stock, at cost, 38,533 shares and 96,001 shares at
        December 31, 2003, and June 30, 2003, respectively .........................        (156)        (389)
                                                                                       ---------    ---------
        Total stockholders' equity .................................................      53,244       57,252
                                                                                       ---------    ---------
        Total liabilities and stockholders' equity .................................   $ 158,025    $ 162,073
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

                               CELADON GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                                        DECEMBER 31,                 DECEMBER, 31
                                                                   2003            2002          2003              2002
                                                                ----------      ----------    ----------        ----------
Operating revenue ..........................................    $   97,137      $   90,827     $  192,788        $  184,387

Operating expenses:
    Salaries, wages and employee benefits ..................        30,834          27,862         60,665            56,340
    Fuel ...................................................        13,517          11,401         25,931            22,088
    Operations and maintenance .............................         8,038           7,818         16,221            15,782
    Insurance and claims ...................................         3,686           3,132          7,608             6,601
    Depreciation, amortization and impairment charge .......         3,641           3,051         17,252(1)          6,585
    Revenue equipment rentals ..............................         6,964           6,145         13,775            12,047
    Purchased transportation ...............................        19,655          21,896         39,349            44,834
    Costs of products and services sold ....................         1,469           1,293          3,124             2,530
    Professional and consulting fees .......................           542             584          1,070             1,134
    Communications and utilities ...........................         1,054             938          2,089             2,001
    Operating taxes and licenses ...........................         1,919           1,940          4,020             3,879
    General and other operating ............................         1,765           1,615          3,541             3,478
                                                                ----------      ----------     ----------        ----------
         Total operating expenses ..........................        93,084          87,675        194,645           177,299
                                                                ----------      ----------     ----------        ----------

Operating income (loss) ....................................         4,053           3,152         (1,857)            7,088

Other (income) expense:
    Interest income ........................................            (9)            (14)           (25)              (38)
    Interest expense .......................................         1,026           1,456          2,161             3,936(2)
    Other (income) expense, net ............................             3             (25)            40               (65)
                                                                ----------      ----------     ----------        ----------
Income (loss) before income taxes ..........................         3,033           1,735         (4,033)            3,255
Provision for income taxes .................................         1,507             707            (19)            1,336
                                                                ----------      ----------     ----------        ----------
         Net income (loss) .................................    $    1,526      $    1,028     $   (4,014)       $    1,919
                                                                ==========      ==========     ==========        ==========

Earnings (loss) per common share:
    Diluted earnings (loss) per share ......................    $     0.19      $     0.13     $    (0.52)       $     0.24
    Basic earnings (loss) per share ........................    $     0.20      $     0.13     $    (0.52)       $     0.25
Average shares outstanding:
    Diluted ................................................         8,175           8,061          7,716             8,065
    Basic ..................................................         7,727           7,687          7,716             7,683

(1) Includes a $9.8 million pretax impairment charge on trailers in the three months ended September 30, 2003.

(2) Includes a $914,000 pretax write-off of unamortized loan origination costs for refinancing the Company's line of credit in the three months ended September 30, 2002.

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                               CELADON GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           FOR THE SIX MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                              2003           2002
                                                                           ----------     ----------
Cash flows from operating activities:
     Net (loss) income ................................................    $   (4,014)    $    1,919
     Adjustments to reconcile net (loss) income to net cash provided by operating activities:
         Depreciation and amortization ................................         7,418          6,585
         Impairment charge ............................................         9,834            ---
         Write-off of loan origination cost ...........................           ---            914
         Provision for deferred income taxes ..........................           418            859
         Provision for doubtful accounts ..............................           330            327
         Changes in assets and liabilities:
              Trade receivables .......................................         3,076         10,683
              Accounts receivable - other .............................           286          1,171
              Income tax receivable ...................................          (242)           ---
              Tires in service ........................................          (181)          (632)
              Prepaid expenses and other current assets ...............          (717)        (3,616)
              Other assets ............................................           371            203
              Accounts payable and accrued expenses ...................         3,828             35
              Income tax (receivable) payable .........................          (299)           290
                                                                           ----------     ----------
         Net cash provided by operating activities ....................        20,108         18,738
Cash flows from investing activities:
     Purchase of property and equipment ...............................        (6,493)        (2,349)
     Proceeds on sale of property and equipment .......................         4,406          5,467
     Purchase of a business, net of cash acquired .....................        (3,594)           ---
                                                                           ----------     ----------
         Net cash (used in) provided by investing activities ..........        (5,681)         3,118
Cash flows from financing activities:
     Proceeds from issuances of stock .................................           329             46
     Proceeds from bank borrowings and debt ...........................         6,270          2,916
     Payments on bank borrowings and debt .............................       (12,476)       (13,189)
     Principal payments under capital lease obligations ...............        (8,865)       (11,130)
                                                                           ----------     ----------
         Net cash used in financing activities ........................       (14,742)       (21,357)
                                                                           ----------     ----------

Increase (decrease) in cash and cash equivalents ......................          (314)           499

Cash and cash equivalents at beginning of period ......................         1,088            299
                                                                           ----------     ----------

Cash and cash equivalents at end of period ............................    $      774     $      798
                                                                           ==========     ==========
Supplemental disclosure of cash flow information:
     Interest paid ....................................................    $    2,184     $    2,919
     Income taxes paid ................................................    $      142     $      178

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of Celadon Group, Inc. and its majority owned subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

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

2.       EARNINGS PER SHARE

         The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding stock options. A reconciliation of the basic and diluted earnings per share calculation was as follows:

                                                 FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                         DECEMBER 31,                  DECEMBER 31,
(In thousands except share and per share data)      2003           2002            2003           2002
                                                 -----------    -----------    -----------     -----------
Net income (loss) ...........................    $     1,526    $     1,028    $    (4,014)    $     1,919

Denominator
  Weighted average number of common shares
      outstanding ...........................      7,727,039      7,687,062      7,716,085       7,683,327
  Equivalent shares issuable upon exercise of
      stock options .........................        447,625        374,406            ---         381,398
                                                 -----------    -----------    -----------     -----------

  Diluted shares ............................      8,174,664      8,061,468      7,716,085       8,064,725

Earnings (loss) per share ...................

  Basic .....................................    $      0.20    $      0.13    $     (0.52)    $      0.24

  Diluted ...................................    $      0.19    $      0.13    $     (0.52)    $      0.24

Diluted loss per share for the six months ended December 31, 2003 does not include the anti-dilutive effect of 426 thousand stock options and other incremental shares.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

3.       STOCK BASED COMPENSATION

         The Company has elected to follow Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized for such options.

         Statements of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation," and SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" requires presentation of pro forma net income and earnings per share if the Company had accounted for its employee stock options granted subsequent to June 30, 1995 under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period. Under the fair value method, the Company's net income (loss) and earnings (loss) per share would have been:

                                                     FOR THREE MONTHS ENDED     FOR SIX MONTHS ENDED
                                                          DECEMBER 31,               DECEMBER 31,
(In thousands except per share data)                   2003         2002         2003          2002
                                                     ---------    ---------    ---------     ---------
Net income (loss) ..............................     $   1,526    $   1,028    $  (4,014)    $   1,919
Stock-based compensation expense (net of tax) ..           102          208          206           437
                                                     ---------    ---------    ---------     ---------
Pro forma net income (loss) ....................     $   1,424    $     820    $  (4,220)    $   1,482
                                                     =========    =========    =========     =========
Earnings (loss) per share:
Diluted earnings (loss) per share ..............
  As reported ..................................     $    0.19    $    0.13    $   (0.52)    $    0.24
  Pro forma ....................................     $    0.17    $    0.10    $   (0.55)    $    0.18
Basic earnings (loss) per share
  As reported ..................................     $    0.20    $    0.13    $   (0.52)    $    0.25
  Pro forma ....................................     $    0.18    $    0.11    $   (0.55)    $    0.19

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

4.       SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

         The Company operates in two segments, transportation and e-commerce. The Company generates revenue in the transportation segment primarily by providing truckload transportation services through its subsidiaries, Celadon Trucking Services, Inc. ("CTSI"), Servicios de Transportacion Jaguar, S.A de C.V. ("Jaguar") and Celadon Canada, Inc. ("CelCan"). The Company provides certain services over the Internet through its e-commerce subsidiary, TruckersB2B, Inc. ("TruckersB2B"). The e-commerce segment generates revenue by providing discounted fuel, tires, equipment and other products and services to small and medium-sized trucking companies. The Company evaluates the performance of its operating segments based on operating income (loss).

(In thousands)                          TRANSPORTATION       E-COMMERCE   CONSOLIDATED
                                        --------------       ----------   ------------
Three months ended December 31, 2003
  Operating revenue ................      $  94,786           $ 2,351      $  97,137
  Operating income .................      $   3,558           $   495      $   4,053

Three months ended December 31, 2002
  Operating revenue ................      $  88,836           $ 1,991      $  90,827
  Operating income .................      $   2,818           $   334      $   3,152

Six months ended December 31, 2003
  Operating revenue ................      $ 187,895           $ 4,893      $ 192,788
  Operating income (loss) ..........      $  (2,782)(1)       $   925      $  (1,857)

Six months ended December 31, 2002
  Operating revenue ................      $ 180,466           $ 3,921      $ 184,387
  Operating income .................      $   6,433           $   655      $   7,088

(1) Includes a $9.8 million pretax impairment charge on trailers in the three months ended September 30, 2003.

         Information as to the Company's operating revenue by geographic area is allocated based primarily on the country of the customer and summarized below:

(In thousands)        FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                               DECEMBER 31,              DECEMBER 31,
                        2003              2002       2003            2002
                      --------         --------    --------        --------
Operating revenue:
  United States       $ 78,931         $ 75,054    $156,495        $152,478
  Canada                13,580           11,274      26,927          22,542
  Mexico                 4,626            4,499       9,366           9,367
                      --------         --------    --------        --------
  Total               $ 97,137         $ 90,827    $192,788        $184,387
                      ========         ========    ========        ========

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

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

                                            FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                     DECEMBER 31,                  DECEMBER 31,
                                               2003            2002            2003           2002
                                               ----            ----            ----           ----
 Percent of revenue from DaimlerChrysler        10%             12%             10%            13%

5.       INCOME TAXES

         Income tax expense varies from the federal corporate income tax rate of 34% due to state income taxes, net of the federal income tax effect, and adjustment for permanent non-deductible differences. The permanent non-deductible differences include primarily per diem pay for drivers, meals and entertainment, and fines. For the six months ended December 31, 2003, the Company recorded an income tax benefit as a result of the impairment charge recognized on the planned disposal of trailers (Note 8). The income tax benefit recorded was partially offset by amounts accrued for certain income tax exposures.

6.       COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) consisted of the following components for the three and six months ended December 31, 2003 and 2002, respectively:

                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                 DECEMBER 31,            DECEMBER 31,
                                              2003        2002        2003         2002
(In thousands)                               -------     -------     -------     -------
Net income (loss)                            $ 1,526     $ 1,028     $(4,014)    $ 1,919

Foreign currency translations adjustments       (131)        (56)       (323)        (92)
                                             -------     -------     -------     -------

Total comprehensive income (loss)            $ 1,395     $   972     $(4,337)    $ 1,827
                                             =======     =======     =======     =======

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

7.       COMMITMENTS AND CONTINGENCIES

         There are various claims, lawsuits and pending actions against the Company and its subsidiaries in the normal course of the operations of its businesses with respect to cargo and auto liability. The Company believes many of these proceedings are covered in whole or in part by insurance and accrued amounts on the Company's balance sheet for the self-insured retention amount of outstanding claims. The Company also believes that none of these matters will have a materially adverse effect on its consolidated financial position or results of operations in any given period.

8.       IMPAIRMENT OF EQUIPMENT VALUES

         In September 2003, the Company initiated a plan to dispose of approximately 1,600 trailers and recognized a pretax impairment charge of $9.8 million. Due to shipper compatibility issues, the Company plans to dispose of all of its 48' trailers, as well as 53' trailers over 9 years old. The majority of the Company's customers require 53' trailers, and management anticipates that the disposal of 48' trailers will reduce logistical issues with those customers. The Company plans to replace the approximately 1,600 trailers with 1,300 new 53' trailers through the end of the fiscal year. This change in the trailer fleet is expected to increase operating efficiencies and reduce out-of-route miles. The pretax impairment charge consisted of a write-down of revenue equipment by $8.4 million (net of accumulated depreciation), a write-off of tires in-service of $0.9 million and an accrual for costs of disposal of $0.5 million. As a result, the Company has equipment held for sale of $4.5 million included in property and equipment on its December 31, 2003 consolidated balance sheet.

9.       ACQUISITION

         In August 2003, the Company acquired certain assets of Highway Express, Inc. ("Highway"). The results of operations of Highway are included in the Company's financial statements from August 1, 2003 through December 31, 2003. The Company has preliminarily assigned values to the acquired assets of Highway consisting primarily of $8.6 million of property and equipment, $2.4 million of trade receivables and $0.4 million of cash. The purchase price of approximately $11.4 million consisted of $4.0 million of cash and a $7.4 million thirty-six month note payable. The Company will finalize the allocation of the purchase price upon the valuation of intangible assets acquired. The Company used borrowings under its existing credit facility to fund the cash portion of the purchase price. Highway's revenue for fiscal 2002 was approximately $27 million.

10.      RECLASSIFICATION

         Certain reclassifications have been made to the December 31, 2002 financial statements to conform to the December 31, 2003 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information in this Form 10-Q constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed in or implied by such forward-looking statements. You can identify such statements by the fact that they do not relate strictly to historical or current facts. These statements generally use words such as "believe", "expect", "anticipate", "project", "forecast", "should", "estimate", "plan", "outlook", "goal" and similar expressions. Because forward-looking statements involve risks and uncertainties, the Company's actual results may differ materially from the results expressed in or implied by the forward-looking statements. While it is impossible to identify all factors that may cause actual results to differ from those expressed in or implied by forward-looking statements, the risks and uncertainties that may affect the Company's business, performance and results of operations include the factors listed on Exhibit 99.1 to this report.

         All such forward looking statements speak only as of the date of this Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in the events, conditions or circumstances on which any such statement is based.

         References to the "Company", "we", "us", "our" and words of similar import refer to Celadon Group, Inc. and its subsidiaries.

BUSINESS OVERVIEW

         We are one of North America's fifteen largest truckload carriers, generating approximately $367.1 million in operating revenue for our fiscal year ended June 30, 2003. We have grown significantly throughout our history through internal growth and a series of acquisitions since 1995. As a dry van truckload carrier, we generally transport full trailer loads of freight from origin to destination without intermediate stops or handling. Our blue chip customer base includes Fortune 500 shippers such as Procter & Gamble, DuPont, PPG Industries, DaimlerChrysler, Target, and Philip Morris. At December 31, 2003, we operated 2,809 tractors and 7,610 trailers and none of our employees is subject to a union contract.

         We operate in two main market sectors. In our international operations, we offer time-sensitive transportation in and between the NAFTA countries - Canada, Mexico, and the United States. We generated nearly one-half of our revenue in fiscal 2003 from international movements, and we believe our approximately 150,000 annual border crossings make us the largest provider of international truckload movements in North America. We believe that our strategically located terminals and experience with the language, culture, and border crossing requirements of each NAFTA country provide a competitive advantage in the international trucking marketplace.

         In addition to our international business, we offer a broad range of truckload transportation services within the United States, including regional, long-haul, dedicated, and supply chain management. With the acquisitions of Zipp Express in 1999, certain assets of Burlington Motor Carriers in 2002, and Highway Express in 2003, we expanded our operations and service offerings within the United States and significantly improved our lane density, freight mix, and customer base. We also operate TruckersB2B, Inc., a profitable purchasing aggregation business that affords volume purchasing power for items such as fuel, tires, and equipment to more than 16,000 member trucking fleets representing approximately 434,000 tractors.

         We generate substantially all of our revenue by transporting freight for our customers. Generally, we are paid by the mile for our services. We also derive revenue from fuel surcharges, loading and unloading activities, equipment detention, other trucking-related services, and from TruckersB2B. The main factors that affect our revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, and the number of miles we generate with our equipment. These factors relate, among other things, to the United States, Canadian, and Mexican economies, inventory levels, the level of truck capacity, and specific customer demand. Going forward, we believe that our revenue also may be affected to some extent by the recently effective revised hours-of-service requirements adopted by the Department of Transportation, which could reduce the amount of time that our drivers can spend driving, and result in the imposition of certain fees on customers that detain our equipment or drivers.

         The main factors that impact our profitability on the expense side are the variable costs of transporting freight for our customers. These costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and owner-operator costs, which are recorded under purchased transportation. Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. Our main fixed cost is the acquisition and financing of long-term assets, such as revenue equipment and operating terminals. Other mostly fixed costs include non-driver personnel. Competitive rate pressures coupled with significant increases in the costs of fuel, insurance, and equipment over the last few years have created a difficult operating environment for most of the industry.

STRATEGIC PLAN

         In fiscal 2002, we began to implement a strategic plan designed to improve our profitability. The primary objectives of our strategic plan are: improving our freight mix by replacing lower yield freight with more profitable freight; diversifying our customer base; upgrading our equipment fleet; emphasizing discipline in all aspects of our operations; and successfully integrating acquired operations. The process we have undertaken included the following:

         - We established customer guidelines that included: reducing our exposure to the automotive industry; increasing our presence in consumer product and non-durable freight; and seeking freight in targeted geographic areas that would improve our backhaul lanes and maintain compatibility with driver domiciles and our overall traffic patterns.

         - We analyzed our customers, lanes, and loads for profitability based on revenue per mile, length of time for completion of the movement, attractiveness of positioning for the next load, driver friendliness, total cost, and other factors. We then sought rate increases and implemented a continuous process of attempting to improve our freight mix by replacing less profitable freight with more attractive freight.

         - Our operations group routed trucks to serve more profitable lanes and customers, and maintained disciplined equipment positioning in favorable lanes, while striving to provide safe, dependable service to control our costs and justify a rate structure based on service in addition to price.

         - We identified our tractor and trailer fleet as an area where we could benefit from cost savings and driver retention. We shortened the trade cycle of our tractor fleet to obtain cost savings in the maintenance area and decided to replace the remaining 48' trailers and older 53' trailers in our fleet to obtain operating efficiencies. We are approximately halfway through the tractor and trailer upgrade and have begun to realize the anticipated cost savings.

         - We targeted acquisitions as a method of replacing freight we discontinued as part of our yield management efforts, as well as to grow our regional operations, balance lane flows, and add density in selected lanes. The acquisitions of certain Burlington Motor Carrier assets in 2002 and Highway Express in 2003 were consistent with these goals.

         The implementation of our strategic plan still is ongoing, and we expect significant additional improvements in our operating performance and profitability as we continue to execute the plan. Specifically, we expect further improvements in asset productivity, we expect the operations of Highway Express to become more accretive to our earnings, and we expect substantial benefits from our revenue equipment upgrade.

RECENT RESULTS OF OPERATIONS

         For the quarter ended December 31, 2003, our results of operations improved as follows versus the same quarter of the prior year:

         - Operating revenue increased 6.9%, to $97.1 million from $90.8 million;

         -        Net income increased 48.4%, to $1.5 million from $1.0 million;
                  and

         -        Diluted earnings per share increased to $.19 from $.13.

         We believe these improvements are attributable primarily to higher average revenue per seated tractor per week (excluding fuel surcharge), our main measure of asset productivity, which improved 6.8%, to $2,689 from $2,518, as a result of higher rates per mile and miles per tractor. In addition, the Highway Express operations we acquired in August 2003 have been fully integrated and were accretive to earnings during the quarter. These improvements were partially offset by a decline in the exchange rate of the U.S. dollar against the Canadian dollar. See "Recent Developments Affecting Our Results of Operations."

REVENUE EQUIPMENT UPGRADE

         We are in the process of undertaking a significant upgrade of our tractor and trailer fleets, which has had and will continue to have significant effects on our balance sheet, income statement and statement of cash flows. See "Liquidity and Capital Resources." We recently have shortened our normal tractor replacement cycle to four years of service from five years of service. We also intend to replace all of our 48' trailers, as well as 53' trailers over nine years old, with new units. We anticipate that operating a more modern fleet will result in a decrease in our maintenance and tire expense as a percentage of operating revenue, in addition to enhancing driver recruiting and retention. We also believe that we will improve trailer utilization and ultimately be able to operate a smaller trailer fleet by using a uniform fleet of 53' trailers.

         We intend to finance most of the new tractors and trailers under off-balance sheet operating leases. Financing revenue equipment acquisitions with operating leases, rather than borrowings or capital leases, moves the interest component of our financing activities into "above-the-line" operating expenses on our income statement. Consequently, we believe that pretax margin (income before income taxes as a percentage of operating revenue) is a more useful measure of our operating performance than operating ratio (operating expenses as a percentage of operating revenue) because it eliminates the effect of our revenue equipment financing decisions.

RECENT DEVELOPMENTS AFFECTING OUR RESULTS OF OPERATIONS

         Our financial results for the six months ended December 31, 2003, were affected by two events that occurred during the first quarter of fiscal 2004. We purchased certain assets of Highway Express and incurred the costs of acquisition and integration, including some short-term disruption in freight patterns within our system. We also recognized a $9.8 million pretax impairment charge relating to approximately 1,600 trailers in our fleet, which were comprised of the approximately 1,400 remaining 48' trailers in our fleet, as well as approximately 200 53' trailers over nine years old. We initiated a plan to dispose of those trailers during the first quarter of fiscal 2004 and expect operational benefits from a uniform fleet of 53' trailers following their replacement.

         In addition, our results for the quarter and six months ended December 31, 2003, were adversely affected by an abnormally high Canadian dollar exchange rate during the period. Historically, the exchange rate for the Canadian dollar has been relatively stable at approximately $0.65 per U.S. dollar. However, during the quarter ended December 31, 2003, the Canadian dollar exchange rate averaged $0.76 per U.S. dollar, compared to an average of $0.64 per U.S. dollar during the same period in 2002. While a significant portion of the revenue generated by our Canadian operations is billed in U.S dollars because most customers are U.S. shippers transporting freight to or from Canada, virtually all of our expenses associated with these operations, such as owner-operator costs, Company driver compensation, and administrative costs, are paid in Canadian dollars. We expect our profitability will continue to be adversely affected if the Canadian dollar exchange rate remains at higher than historical levels.

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated:

                                                        FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                                               DECEMBER 31,                DECEMBER 31,
                                                             2003       2002            2003           2002
                                                             -----     -----            -----         -----
Operating revenue ................................           100.0%    100.0%           100.0%        100.0%

Operating expenses:
  Salaries, wages, and employee benefits .........            31.7%     30.7%            31.5%         30.6%
  Fuel ...........................................            13.9%     12.6%            13.5%         12.0%
  Operations and maintenance .....................             8.3%      8.6%             8.4%          8.6%
  Insurance and claims ...........................             3.8%      3.4%             4.0%          3.6%
  Depreciation, amortization and impairment
    charges ......................................             3.7%      3.4%             8.9%(1)       3.6%
  Revenue equipment rentals ......................             7.2%      6.8%             7.1%          6.5%
  Purchased transportation .......................            20.2%     24.1%            20.4%         24.3%
  Costs of products and services sold ............             1.5%      1.4%             1.6%          1.4%
  Professional and consulting fees ...............             0.6%      0.6%             0.6%          0.6%
  Communications and utilities ...................             1.1%      1.0%             1.1%          1.1%
  Operating taxes and licenses ...................             2.0%      2.1%             2.1%          2.1%
  General and other operating ....................             1.8%      1.8%             1.8%          1.9%
                                                             -----     -----            -----         -----

Total operating expenses .........................            95.8%     96.5%           101.0%         96.2%
                                                             -----     -----            -----         -----

Operating income (loss) ..........................             4.2%      3.5%            (1.0%)         3.8%
                                                             -----     -----            -----         -----
Other (income) expense:
  Interest income ................................             0.0%      0.0%             0.0%          0.0%
  Interest expense ...............................             1.1%      1.1%             1.1%          2.1%(2)
  Other (income) expense, net ....................             0.0%      0.0%             0.0%          0.0%
                                                             -----     -----            -----         -----

Income (loss) before income taxes ................             3.1%      1.9%            (2.1%)         1.8%
Provision for income taxes .......................             1.6%      0.8%             0.0%          0.7%
                                                             -----     -----            -----         -----

Net income (loss) ................................             1.6%      1.1%            (2.1%)         1.0%
                                                             =====     =====            =====         =====

(1) Includes a $9.8 million pretax impairment charge for the three months ended September 30, 2003.

(2) Includes a $914,000 pretax write-off of unamortized loan origination costs for refinancing the Company's line of credit for the three months ended September 30, 2002.

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2003 TO THREE MONTHS ENDED DECEMBER 31, 2002

         Operating revenue increased by $6.3 million, or 6.9%, to $97.1 million for the second quarter of fiscal 2004, from $90.8 million for the corresponding period in fiscal 2003. This increase was primarily attributable to a 3.8% improvement in average revenue per total mile, excluding fuel surcharge, from $1.167 to $1.211, a 2.9% increase in average miles per tractor per week, from 2,158 to 2,221, and a 4.2% increase in average tractors from 2,156 to 2,246. The improvement in average revenue per total mile resulted primarily from better overall freight rates in the fiscal 2004 period, a decrease in the percentage of our freight comprised of automotive parts and a corresponding increase in the percentage of our freight comprised on consumer non-durables, and to a lesser extent a reduction in our percentage of deadhead miles. The increase in miles per tractor per week was primarily attributable to stronger overall freight demand in the 2004 period. Revenue per seated tractor per week, excluding fuel surcharge, which is our primary measure of asset productivity, increased 6.8% to $2,689 in the second quarter of fiscal 2004, from $2,518 for the same period in fiscal 2003, as a result of increases in revenue per mile and miles per tractor. The increase in average tractors was primarily related to our acquisition of certain assets of Highway Express in the first quarter of fiscal 2004. Revenue for TruckersB2B was $2.4 million in the second quarter of fiscal 2004, compared to $2.0 million for the same period in fiscal 2003. The TruckersB2B revenue increase was related to an increase in member usage of various programs, including the fuel and tire discount programs.

         Salaries, wages and benefits were $30.8 million, or 31.7% of operating revenue, for the second quarter of fiscal 2004, compared to $27.9 million, or 30.7% of operating revenue, for the same period in fiscal 2003. The increase in the overall dollar amount was primarily related to a 18.4% increase in Company miles, which in turn increased driver wages. The 1.0% increase in this expense category as a percentage of operating revenue was primarily attributable to an increase in the percentage of our fleet comprised of Company trucks, an increase in driver compensation, and an increase of approximately 148.2% in expenses related to employer-paid health insurance.

         Fuel expenses increased to $13.5 million, or 13.9% of operating revenue, for the second quarter of fiscal 2004, compared to $11.4 million, or 12.6% of operating revenue, for the corresponding period in fiscal 2003. This increase was primarily attributable to average fuel prices that were approximately $0.03 per gallon, or 2.3%, higher during the fiscal 2004 period, and a 18.4% increase in Company miles, which in turn increased fuel expense. The increase in fuel prices was partially offset by the collection of $2.8 million in fuel surcharge revenue in the fiscal 2004 period, compared to $2.4 million in the fiscal 2003 period. We expect that fuel prices may continue to increase due to low inventory and unrest in the Middle East. Increased fuel prices will increase our operating expenses to the extent they are not offset by surcharges.

         Operations and maintenance increased to $8.0 million for the second quarter of fiscal 2004, from $7.8 million for the second quarter of fiscal 2003. As a percentage of revenue, operations and maintenance decreased to 8.3% of revenue for the second quarter of fiscal 2004, compared to 8.6% for the same period in fiscal 2003. Operations and maintenance consist of direct operating expense, maintenance and tire expense. Maintenance expense increased in fiscal 2004 but we expect it to decrease in future periods as a result of several effects of the fleet upgrade.

         Insurance and claims expense was $3.7 million, or 3.8% of operating revenue, for the second quarter of fiscal 2004, compared to $3.1 million, or 3.4% of operating revenue, for the same period in fiscal 2003. Insurance consists of premiums for liability, physical damage and cargo damage insurance. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume. The primary reasons for the increase in insurance and claims expense were an increase in our self-insurance retention from fiscal 2003 levels and adverse loss development on claims from prior years. Based on this loss development of prior year claims, we increased our reserves for these claims.

         Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to $3.6 million, or 3.7% of operating revenue, in the second quarter of fiscal 2004, from $3.1 million, or 3.4% of operating revenue, for the same period of fiscal 2003. This increase was primarily attributable to increased depreciation resulting from owned equipment acquired in the Highway acquisition and losses on disposition of certain tractors acquired in the purchase of certain Burlington Motor Carrier assets.

         Revenue equipment rentals were $7.0 million, or 7.2% of operating revenue, for the second quarter of fiscal 2004, compared to $6.1 million, or 6.8% of operating revenue for the same period in fiscal 2003. This increase is attributable to an increase in our tractor fleet and a higher percentage of our tractor fleet financed under operating leases during the 2004 period. During the second quarter of fiscal 2004, an average of 1,549 tractors, or 67.2% of our average total Company tractors for the period, were held under operating leases compared to an average of 1,321 tractors, or 66.2% of our average total tractors, during the same period in fiscal 2003.

         Purchased transportation decreased to $19.7 million, or 20.2% of operating revenue for the second quarter of fiscal 2004, from $21.9 million, or 24.1% of operating revenue, for the same period in 2003. The decrease is primarily related to reduced owner-operator expense, as the percentage of our fleet comprised of owner-operators decreased. It has become difficult to recruit and retain owner-operators due to the challenging operating environment. Owner-operators are independent contractors who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile. To the extent these operating expenses continue to rise and there is not a corresponding increase in the fixed payment per mile, we expect the percentage of our fleet comprised of owner-operators will continue to decrease.

         All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses. Accordingly, we have not provided a detailed discussion of such expenses.

         Net interest expense decreased 29.5% to $1.0 million in the second quarter of fiscal 2004, from $1.4 million for the same period in fiscal 2003. This decrease was a result of reduced bank borrowings, which decreased to $21.7 million at December 31, 2003, from $29.4 million at December 31, 2002, and capital lease obligations, which decreased to $19.4 million at December 31, 2003, from $34.2 million at December 31, 2002.

         Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, improved 120 basis points to 3.1% for the second quarter of fiscal 2004, from 1.9% for the same period in the prior year.

         Income taxes increased to $1.5 million, with an effective tax rate of 50%, for the second quarter of fiscal 2004, from $0.7 million, with an effective tax rate of 41%, for the corresponding period in fiscal 2003. The effective tax rate increased as a result of an increase in non-deductible expenses related to a per diem pay structure change. As per diem is a non-deductible expense, our effective tax rate will fluctuate as net income fluctuates in the future.

         As a result of the factors described above, net income increased to $1.5 million for the second quarter of fiscal 2004, from $1.0 million for the same period in fiscal 2003.

COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 2003 TO SIX MONTHS ENDED DECEMBER 31, 2002

         Operating revenue increased by $8.4 million, or 4.6%, to $192.8 million for the six months ended December 31, 2003, from $184.4 million for the corresponding period in fiscal 2003. This increase was primarily attributable to a 3.9% improvement in average revenue per total mile, excluding fuel surcharge, from $1.157 to $1.202, an increase in average miles per tractor per week, from 2,206 to 2,214, and a 3.2% increase in average tractors from 2,168 to 2,237. The improvement in average revenue per total mile resulted primarily from better overall freight rates in the fiscal 2004 period, a decrease in the percentage of our freight comprised of automotive parts and a corresponding increase in the percentage of our freight comprised on consumer non-durables, and to a lesser extent a reduction in our percentage of deadhead miles. The increase in miles per tractor per week was primarily attributable to stronger overall freight demand in the 2004 period. Revenue per seated tractor per week, excluding fuel surcharge, which is our primary measure of asset productivity, increased 4.3% to $2,661 in the six months ended December 31, 2003, from $2,552 for the same period in fiscal 2003, as a result of increases in revenue per mile and miles per tractor. The increase in average tractors was primarily related to our acquisition of certain assets of Highway Express in August 2003. Revenue for TruckersB2B was $4.9 million for the six months ended December 31, 2003, compared to $3.9 million for the corresponding period in fiscal 2003. The TruckersB2B revenue increase was related to an increase in member usage of various programs including the fuel and tire discount programs.

         Salaries, wages and benefits were $60.7 million, or 31.5% of operating revenue, for the six months ended December 31, 2003, compared to $56.3 million, or 30.6% of operating revenue, for the same period in fiscal 2003. The increase in the overall dollar amount was primarily related to a 14.1% increase in Company miles, which in turn increased driver wages. The 0.9% increase in this expense category as a percentage of operating revenue was primarily attributable to an increase in the percentage of our fleet comprised of Company trucks, an increase in driver compensation, and an increase of approximately 100% in expenses related to employer-paid health insurance.

         Fuel expenses increased to $25.9 million, or 13.5% of operating revenue, for the six months ended December 31, 2003, compared to $22.1 million, or 12.0% of operating revenue, for the first six months of fiscal 2003. This increase was primarily attributable to average fuel prices that were approximately $0.05 per gallon, or 3.6%, higher during the fiscal 2004 period, and a 14.1% increase in Company miles, which in turn increased fuel expense. The increase in fuel prices was partially offset by the collection of $5.1 million in fuel surcharge revenue in the fiscal 2004 period, compared to $4.2 million in the fiscal 2003 period. We expect that fuel prices may continue to increase due to low inventory and unrest in the Middle East. Increased fuel prices will increase our operating expenses to the extent they are not offset by surcharges.

         Operations and maintenance increased to $16.2 million for first six months of fiscal 2004, from $15.8 million for the six months ended December 31, 2002. As a percentage of revenue, operations and maintenance decreased slightly to 8.4% of revenue for the six months ended December 31, 2003, compared to 8.6% for the same period in fiscal 2003. Operations and maintenance consist of direct operating expense, maintenance and tire expense. Maintenance expense increased in fiscal 2004 but we expect it to decrease in future periods as a result of several effects of the fleet upgrade.

         Insurance and claims expense was $7.6 million, or 4.0% of operating revenue, for the first six months of fiscal 2004, compared to $6.6 million, or 3.6% of operating revenue, for the corresponding period in fiscal 2003. Insurance consists of premiums for liability, physical damage and cargo damage insurance. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume. The primary reasons for the increase in insurance and claims expense were an increase in our self-insurance retention from fiscal 2003 levels and adverse loss development on claims from prior years. Based on this loss development of prior year claims, we increased our reserves for these claims.

         Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to $17.3 million, or 8.9% of operating revenue, in the six months ended December 31, 2003, from $6.6 million, or 3.6% of operating revenue, for the same period of fiscal 2003. This increase is primarily attributable to the pretax impairment charge of $9.8 million, or 5.1% of operating revenue, that we recognized in the first quarter of fiscal 2004 as a result of our decision to dispose of all of our remaining 48' trailers, as well as our 53' trailers that are over nine years old and increased depreciation resulting from owned equipment acquired in the Highway acquisition and losses on disposition of certain tractors acquired in the purchase of certain Burlington Motor Carrier assets.

         Revenue equipment rentals were $13.8 million, or 7.1% of operating revenue, for the first six months of fiscal 2004, compared to $12.0 million, or 6.5% of operating revenue for the same period in fiscal 2003. This increase is attributable to a higher proportion of our tractor fleet held under operating leases during the 2004 period. During the first six months of fiscal 2004, an average of 1,499 tractors, or 69.9% of our average total tractors for the period, were held under operating leases compared to an average of 1,285 tractors, or 64.1% of our average total tractors, during the same period in fiscal 2003.

         Purchased transportation decreased to $39.3 million, or 20.4% of operating revenue for the six months ended December 31, 2003, from $44.8 million, or 24.3% of operating revenue, for the same period in 2003. The decrease is primarily related to reduced owner-operator expense, as the percentage of our fleet comprised of owner-operators decreased. It has become difficult to recruit and retain owner-operators due to the challenging operating environment. Owner-operators are independent contractors who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile. To the extent these operating expenses continue to rise and there is not a corresponding increase in the fixed payment per mile, we expect the percentage of our fleet comprised of owner-operators will continue to decrease.

         All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses. Accordingly, we have not provided a detailed discussion of such expenses.

         Net interest expense decreased 43.6% to $2.2 million in the six months ended December 31, 2003, from $3.9 million for the corresponding period in fiscal 2003. This decrease was a result of reduced bank borrowings, which decreased to $21.7 million at December 31, 2003, from $29.4 million at December 31, 2002, and capital lease obligations, which decreased to $19.4 million at December 31, 2003, from $34.2 million at December 31, 2002, as well as the pretax write-off of loan origination costs of approximately $914,000 in the fiscal 2003 period.

         Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, improved 150 basis points to 3.0% for the first six months of fiscal 2004, from 1.5% for the same period of the prior year. Such amounts exclude the impact of both the $9.8 million pretax impairment charge in the fiscal 2004 period and a one-time, pretax write-off of unamortized loan origination costs of approximately $914,000 related to the refinancing of the Company's line of credit in the fiscal 2003 period.

         Income taxes resulted in a small benefit, yielding an effective tax rate of 0%, in the first six months of fiscal 2004, compared to income tax expense of $1.3 million, with an effective tax rate of 39%, for the same period in fiscal 2003. The decrease in the effective tax rate resulted from the tax benefit associated with the $9.8 million pretax impairment charge in the fiscal 2004 period, which was partially offset by an increase in non-deductible expenses related to per diem. As per diem is a non-deductible expense our effective tax rate will fluctuate as net income fluctuates in the future.

         As a result of the factors described above, net income (loss) decreased by $5.9 million to a net loss of ($4.0 million) for the first six months of fiscal 2004, from net income of $1.9 million in the corresponding period in fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

         Trucking is a capital-intensive business. We require cash to fund our operating expenses (other than depreciation and amortization), to make capital expenditures and acquisitions, and to repay debt, including principal and interest payments. Outside of ordinary operating expenses, we anticipate that capital expenditures for the acquisition of revenue equipment will constitute our primary cash requirement over the next twelve months. Our principal sources of liquidity are cash generated from operations, bank borrowings, capital and operating lease financing of revenue equipment, proceeds from the sale of used revenue equipment, and to a lesser extent, the issuance of securities.

         For the first six months of fiscal 2004, net cash provided by operations was $20.1 million, compared to $18.7 million for the same period in fiscal 2003.

         Net cash used in investing activities was $5.7 million for the first six months of fiscal 2004, compared to net cash provided by investing activities of $3.1 million for the corresponding period in fiscal 2003. A significant portion of the cash used in investing activities for the fiscal 2004 period was related to our purchase of Highway Express in August of 2003. In addition, cash used in (provided by) investing activities includes the net cash effect of acquisitions and dispositions of revenue equipment during the period. Capital expenditures (excluding the assets purchased from Highway Express, Inc.) totaled $6.5 million in the first six months of fiscal 2004 and $2.3 million for the same period in fiscal 2003. We generated proceeds from the sale of property and equipment of $4.4 million during the first six months of fiscal 2004, compared to $5.5 million in proceeds for the corresponding period in fiscal 2003.

         Net cash used in financing activities was $14.7 million for the first six months of fiscal 2004, compared to $21.4 million for the same period in fiscal 2003. Financing activity generally represents bank borrowings (payment and proceeds) and payment of capital lease obligations.

         As of December 31, 2003, we had on order approximately 484 tractors and 1,800 trailers for delivery through December 2004. These revenue equipment orders represent a capital commitment of approximately $73.6 million, before considering the proceeds of equipment dispositions. In connection with our fleet upgrade, we have financed most of the new tractors and new trailers we have acquired to date under off-balance sheet operating leases. A substantial amount of the used equipment that has been or will be replaced by these new units was or is owned or held under capitalized leases and, therefore, carried on our balance sheet. As a result of our increased use of operating leases to finance acquisitions of revenue equipment, we have reduced our balance sheet debt. At December 31, 2003, our total balance sheet debt, including capitalized lease obligations, was $53.2 million, compared to $75.6 million at December 31, 2002. Our debt-to-capitalization ratio (total balance sheet debt as a percentage of total balance sheet debt plus total stockholders' equity) decreased from 57.5% at December 31, 2002, to 50.0% at December 31, 2003. The reduction in balance sheet debt of $22.4 million was partially offset by an increase in our obligations under operating leases, the present value of which we estimate has increased by $21.6 million, from $79.9 million at December 31, 2002, to $101.5 million at December 31, 2003. These amounts exclude residual payments related to the operating leases of $36.8 million and $44.8 million at December 31, 2003 and 2002, respectively, which for the most part are covered by repurchase and/or trade agreements between the Company and the equipment manufacturer. We believe that any residual payment obligations that are not so covered by the manufacturer will be satisfied, in the aggregate, by the value of the related equipment at the end of the lease. We anticipate that our continued reliance on operating leases, rather than bank borrowings or capitalized leases, to finance the acquisition of revenue equipment in connection with our fleet upgrade will allow us to use our cash flows to further reduce our balance sheet debt.

         The tractors on order are not protected by a repurchase arrangement and are not subject to a walk-away lease. With respect to such tractors, we are subject to the risk that equipment values may decline and we would suffer a loss upon disposition.

         The use of operating leases also affects our statement of cash flows. We do not record depreciation as an increase to net cash provided by operations, nor do we record any entry with respect to investing activities or financing activities.

         On September 26, 2002, we entered into our current primary credit facility with Fleet Capital Corporation, Fleet Capital Canada Corporation and several other lenders. This $55.0 million facility consists of revolving loan facilities, approximately $10.8 million in term loan subfacilities, and a commitment to issue and guaranty letters of credit. Repayment of the amounts outstanding under the credit facility is secured by a lien on our assets, including the stock or other equity interests of our subsidiaries, and the assets of certain of our subsidiaries. In addition, certain of our subsidiaries that are not party to the credit facility have guaranteed the repayment of the amount outstanding under the credit facility, and have granted a lien on their respective assets to secure such repayment. The credit facility expires on September 26, 2005.

         Amounts available under the credit facility are determined based on our accounts receivable borrowing base. The facility contains restrictive covenants, which, among other things, limit our ability to pay cash dividends and the amount of our annual capital expenditures and lease payments, and require us to maintain compliance with certain financial ratios, including a minimum fixed charge coverage ratio. We were in compliance with these covenants at December 31, 2003, and expect to remain in compliance for the foreseeable future. At December 31, 2003, $21.7 million of our credit facility was utilized as outstanding borrowings and $6.8 million was utilized for standby letters of credit, and we had approximately $14.6 million in remaining availability under the facility.

         We believe we will be able to fund our operating expenses, as well as our current commitments for the acquisition of revenue equipment in connection with our fleet upgrade, over the next twelve months with a combination of cash generated from operations, borrowings available under the primary credit facility, and lease financing arrangements. Additional growth in our tractor and trailer fleet beyond our existing orders, as well as any acquisitions involving a significant cash component, will require additional sources of financing. We will continue to have significant capital requirements over the long term, and the availability of such capital will depend upon our financial condition and operating results and numerous other factors over which we have limited or no control, including prevailing market conditions and the market price of our common stock. However, based on our improving operating results, anticipated future cash flows, current availability under our credit facility, and sources of equipment lease financing that we expect will be available to us, we do not expect that we will experience significant liquidity constraints in the foreseeable future.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         As of December 31, 2003, our bank loans, capitalized leases, operating leases, other debts and future commitments have stated maturities or minimum annual payments as follows:

                                                          ANNUAL CASH REQUIREMENTS
                                                           AS OF DECEMBER 31, 2003
                                                               (IN THOUSANDS)
                                                            AMOUNTS DUE BY PERIOD
                                                       LESS THAN     ONE TO     THREE TO      OVER
                                            TOTAL      ONE YEAR   THREE YEARS  FIVE YEARS  FIVE YEARS
                                           --------    ---------  -----------  ----------  ----------
Operating Leases(1)                        $146,270    $ 41,655     $ 54,124    $ 32,611    $ 17,881
Capital Leases Obligations(1)                19,367      10,892        8,198         277         ---
Long-Term Debt                               33,797       6,100       24,930         333       2,424
                                           --------    --------     --------    --------    --------

Sub-Total                                   199,434      58,657       87,252      33,221      20,305

Future Purchase of Revenue Equipment         73,623       5,038       20,151      29,677      18,757
Employment and Consulting Agreements(2)       1,444         796          648         ---         ---
Standby Letters of Credit                     6,766       6,766          ---         ---         ---
                                           --------    --------     --------    --------    --------

Total                                      $281,267    $ 71,257     $108,050    $ 62,898    $ 39,062
                                           ========    ========     ========    ========    ========

(1) Included in these balances are residual guarantees of $58.3 million in total and $19.8 million coming due in less than one year. We believe these balances will be satisfied by manufacturer commitments.

(2) The amounts reflected in the table do not include sums that could become payable to our Chief Executive Officer, Chief Financial Officer, and our Executive Vice President under certain circumstances in the event their employment by the Company is terminated.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses in our consolidated financial statements and accompanying notes. Our critical accounting policies are those that affect our financial statements materially and involve a significant level of judgment by management. For additional information, please refer to the discussion of Critical Accounting Policies contained in our most recent annual report on Form 10-K under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" and in the footnotes to our consolidated financial statements, particularly note
1. There were no significant changes in our critical accounting policies during the second quarter of fiscal 2004.

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

         Interest Rate Risk. We are exposed to interest rate risk primarily from our primary credit facility. The credit facility carries a maximum variable interest rate of the bank's base rate plus 3.0% or LIBOR plus 3.5%. At December 31, 2003, we had variable rate borrowings of $21.7 million outstanding under the credit facility. Assuming variable rate borrowings under the credit facility at December 31, 2003 levels, a hypothetical 10% increase in the bank's base rate and LIBOR would reduce our annual net income by approximately $109,000. In the event of a change of such magnitude, management would likely consider actions to further mitigate our exposure.

         Foreign Currency Exchange Rate Risk. We are subject to foreign currency exchange rate risk, specifically in connection with our Canadian operations. While virtually all of the expenses associated with our Canadian operations, such as owner-operator costs, Company driver compensation, and administrative costs, are paid in Canadian dollars, a significant portion of our revenue generated from those operations is billed in U.S. dollars because many of our customers are U.S. shippers transporting goods to or from Canada. As a result, increases in the Canadian dollar exchange rate adversely affect the profitability of our Canadian operations. Assuming revenue and expenses for our Canadian operations identical to that in the quarter ended December 31, 2003 (both in terms of amount and currency mix), we estimate that a $0.01 increase in the Canadian dollar exchange rate would reduce our annual net income by approximately $275,000. We generally do not face the same magnitude of foreign currency exchange rate risk in connection with our intra-Mexico operations conducted through our Mexican subsidiary, Jaguar, because our foreign currency revenues are generally proportionate to our foreign currency expenses for those operations. For purposes of consolidation, however, the operating results earned by our subsidiaries, including Jaguar, in foreign currencies are converted into United States dollars. As a result, a decrease in the value of the Mexican peso could adversely affect our consolidated results of operations. We estimate that a $0.01 decrease in the Mexican peso exchange rate would reduce our annual net income by approximately $45,000. We generally do not engage in foreign currency hedging transactions, and currently are not a party to any such transactions.

         Commodity Price Risk. Shortages of fuel, increases in prices or rationing of petroleum products can have a materially adverse effect on our operations and profitability. Fuel is subject to economic, political and market factors that are outside of our control. Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through the collection of fuel surcharges. However, fuel surcharges do not always fully offset increases in fuel prices. In addition, from time-to-time we will enter into derivative financial instruments to reduce our exposure to fuel price fluctuations. In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS 133 and SFAS 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. Derivatives that are not hedges must be adjusted to fair value through earnings. In accordance with SFAS 133, we adjust our derivative instruments to fair value through earnings on a monthly basis. As of December 31, 2003, we had 2% of estimated fuel purchases hedged through February 2004. These derivative contracts had no material impact on our results of operations for the quarter or six months ended December 31, 2003, and we do not expect that they will have a material impact on our third quarter results of operations prior to their expiration.

ITEM 4. CONTROLS AND PROCEDURES

         As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company has carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "Commission"). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding disclosures.

         The Company has confidence in its disclosure controls and procedures. Nevertheless, the Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors or intentional fraud. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Celadon Group, Inc. held its regular Annual Meeting of shareholders on November 21, 2003. At the Annual Meeting, Stephen Russell, Paul
A. Biddelman, Michael Miller, Anthony Heyworth, and John Kines were elected to serve as directors for one-year terms. Stockholders representing 6,973,579 shares or 90% of the total outstanding shares of Common Stock were present in person or by proxy at the Annual Meeting. A tabulation of the vote with respect to each nominee follows:

                  Proposal 1 - Election of Directors

                                   Voted For      Vote Withheld
                                   ---------      -------------
Stephen Russell                    5,475,495        1,498,084
Paul A. Biddelman                  6,762,102          211,477
Michael Miller                     5,505,862        1,467,717
Anthony Heyworth                   5,509,362        1,464,217
John Kines                         5,509,362        1,464,217

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits -

                  3.1 Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed with the Commission on January 20, 1994 (No. 33-72128).

                  3.2 Certificate of Amendment of Certificate of Incorporation dated February 2, 1995 decreasing aggregate number of authorized shares to 12,179,985. Incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the fiscal year ended June 30, 1995 filed with the Commission on November 30, 1995.

                  3.3 Certificate of Designation for Series A Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-K for the fiscal year ended June 30, 2000 filed with the Commission on September 28, 2000.

                  3.4      By-laws of the Company. Incorporated by reference to
                           Exhibit 3.2 to Registration Statement on Form S-1 filed with the Commission on January 20, 1994 (No. 33-72128).

                  31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

                  32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.1 Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements

         (b) During the quarter ended December 31, 2003, the Company filed with, or furnished to, the Commission the following Current Reports on Form 8-K. On October 28, 2003, the Company furnished to the Commission a Current Report Form 8-K, dated October 27, 2003, to report information regarding the Company's press release announcing its fiscal first quarter financial and operating results. On November 10, 2003, the Company furnished to the Commission an amendment to that Current Report to reflect the issuance of a corrected press release relating to the Company's first quarter financial and operating results.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

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

Date: February 12, 2004