Form 10-Q
period 2004-03-31
CELADON GROUP INC
filed 2004-04-29
CIK 865941

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                       For the period ended March 31, 2004


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

As of April 27, 2004 (the latest practicable date), 7,825,003 shares of the registrant's common stock, par value $0.033 per share, were outstanding.

                               CELADON GROUP, INC.

                                    Index to

                            March 31, 2004 Form 10-Q


Part I.       Financial Information
       Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets at March 31, 2004 (Unaudited)
           and June 30, 2003......................................................................................3

           Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2004 and 2003 (Unaudited)..............................................................4

           Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2004 and 2003 (Unaudited)..............................................................5

           Notes to Condensed Consolidated Financial Statements (Unaudited) ......................................6

       Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations......................................................................11

       Item 3.    Quantitative and Qualitative Disclosures about Market Risk.....................................24

       Item 4.    Controls and Procedures........................................................................25

Part II.      Other Information

       Item 1.    Legal Proceedings..............................................................................26

       Items 2, 3, 4 and 5  .........................................................................Not Applicable

       Item 6.    Exhibits and Reports on Form 8-K...............................................................26

                               CELADON GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (In thousands except par value amounts)

                                                                                       March 31,         June 30,
                                                                                         2004              2003
                                                                                         ----              ----
A S S E T S                                                                           (unaudited)
                                                                                      -----------
Current assets:
    Cash and cash equivalents...........................................              $  1,533         $  1,088
    Trade receivables, net of allowance for doubtful accounts of
        $1,235 and $1,065 in 2004 and 2003, respectively................                48,466           44,182
    Drivers advances and other receivables..............................                 3,632            3,432
    Prepaid expenses and other current assets...........................                 6,564            7,101
    Tires in service....................................................                 4,771            4,714
    Income tax receivable...............................................                   350              ---
    Deferred income taxes...............................................                 5,968            2,296
                                                                                      --------         --------
        Total current assets............................................                71,284           62,813
Property and equipment, at cost.........................................               115,252          129,319
    Less accumulated depreciation and amortization......................                45,668           52,352
                                                                                      --------         --------
        Net property and equipment......................................                69,584           76,967
Tires in service........................................................                 2,036            2,207
Goodwill ...............................................................                16,702           16,702
Other assets............................................................                 2,763            3,384
                                                                                      --------         --------
        Total assets....................................................              $162,369         $162,073
                                                                                      ========         ========
L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y

Current liabilities:
    Accounts payable....................................................              $  7,877         $  4,204
    Accrued salaries and benefits.......................................                 7,869            6,748
    Accrued insurance and claims........................................                 5,801            5,163
    Accrued independent contractor expense..............................                 2,552            2,728
    Accrued fuel expense................................................                 2,791            3,138
    Other accrued expenses..............................................                13,772           11,074
    Current maturities of long-term debt................................                 6,101            6,156
    Current maturities of capital lease obligations.....................                 9,947           14,960
    Income tax payable..................................................                   ---              299
                                                                                      --------         --------
        Total current liabilities.......................................                56,710           54,470
Long-term debt, net of current maturities...............................                26,664           26,406
Capital lease obligations, net of current maturities....................                 7,801           13,272
Deferred income taxes...................................................                16,162           10,648
Minority interest.......................................................                    25               25
Stockholders' equity:
    Preferred stock, $1.00 par value, authorized 179,985 shares; no
        shares issued and outstanding...................................                   ---              ---
    Common stock, $0.033 par value, authorized 12,000,000 shares issued 7,810,836 and 7,789,764 shares in March 31, 2004
        and June 30, 2003...............................................                   257              257
      Additional paid-in capital........................................                60,405           60,092
      Retained deficit..................................................                (3,404)            (761)
      Accumulated other comprehensive loss..............................                (2,251)          (1,947)
      Treasury stock, at cost, 96,001 shares at June 30, 2003...........                   ---             (389)
                                                                                      --------         --------
        Total stockholders' equity......................................                55,007           57,252
                                                                                      --------         --------
        Total liabilities and stockholders' equity......................              $162,369         $162,073
                                                                                      ========         ========


                 The accompanying notes are an integral part of these unaudited consolidated financial statements.

                               CELADON GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                                         For the three months ended       For the nine months ended
                                                                                 March 31,                         March, 31
                                                                             2004            2003            2004            2003
                                                                             ----            ----            ----            ----
     Operating revenue.............................................        $98,822         $90,686         $291,610        $275,073

     Operating expenses:
         Salaries, wages and employee benefits.....................         30,540          27,474           91,205          83,814
         Fuel......................................................         15,083          13,604           41,014          35,692
         Operations and maintenance................................          7,990           7,928           24,211          23,710
         Insurance and claims......................................          4,269           3,361           11,877           9,962
         Depreciation, amortization and impairment charge(1).......          3,982           3,768           21,234          10,353
         Revenue equipment rentals.................................          8,227           5,940           22,002          17,987
         Purchased transportation..................................         18,424          20,514           57,773          65,348
         Costs of products and services sold.......................            985             812            4,109           3,342
         Professional and consulting fees..........................            708             736            1,778           1,870
         Communications and utilities..............................          1,070           1,068            3,159           3,069
         Operating taxes and licenses..............................          1,985           1,759            6,005           5,638
         General and other operating...............................          1,650           1,706            5,191           5,184
                                                                           -------         -------         --------        --------
              Total operating expenses.............................         94,913          88,670          289,558         265,969
                                                                           -------         -------         --------        --------

     Operating income..............................................          3,909           2,016            2,052           9,104

     Other (income) expense:
         Interest income...........................................             (7)            (29)             (32)            (67)
         Interest expense(2).......................................            886           1,211            3,047           5,147
         Other (income) expense, net...............................            195              40              235             (25)
                                                                           -------         -------         --------        --------
     Income (loss) before income taxes.............................          2,835             794           (1,198)          4,049
     Provision for income taxes....................................          1,464             340            1,445           1,676
                                                                           -------         -------         --------        --------
              Net income (loss) ...................................        $ 1,371         $   454         $ (2,643)       $  2,373
                                                                           =======         =======         ========        ========

     Earnings (loss) per common share:
         Diluted earnings (loss) per share.........................          $0.17           $0.06           $(0.34)          $0.30
         Basic earnings (loss) per share...........................          $0.18           $0.06           $(0.34)          $0.31
     Average shares outstanding:
         Diluted...................................................          8,248           8,018            7,760           8,049
         Basic.....................................................          7,788           7,693            7,760           7,687

(1)  Includes a $9.8 million pretax impairment charge on trailers in the three months ended September 30, 2003.
(2)  Includes a $914 pretax  write-off of unamortized  loan  origination  costs for  refinancing the Company's line of credit in the three months ended September 30, 2002.

                  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                       4

                               CELADON GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                       For the nine months ended
                                                                                                 March 31,
                                                                                          2004              2003
                                                                                          ------            ----
Cash flows from operating activities:
     Net (loss) income.......................................................           $(2,643)          $ 2,373
     Adjustments to reconcile net (loss) income to net cash provided by operating activities:
         Depreciation and amortization.......................................            11,400            10,353
         Impairment charge...................................................             9,834               ---
         Write-off of loan origination cost..................................               ---               914
         Provision for deferred income taxes.................................             1,842             1,048
         Provision for doubtful accounts.....................................               503               572
         Changes in assets and liabilities:
              Trade receivables..............................................            (2,304)            7,401
              Accounts receivable - other....................................               (78)            1,470
              Income tax receivable..........................................              (350)              ---
              Tires in service...............................................               114              (426)
              Prepaid expenses and other current assets......................               852            (2,446)
              Other assets...................................................               646              (175)
              Accounts payable and accrued expenses..........................             6,940             2,584
              Income tax (receivable) payable................................              (299)              608
                                                                                        --------          --------
         Net cash provided by operating activities...........................            26,457            24,276
Cash flows from investing activities:
     Purchase of property and equipment......................................           (15,685)           (4,726)
     Proceeds on sale of property and equipment..............................            11,636             8,234
     Purchase of a business, net of cash acquired............................            (3,594)              ---
                                                                                        --------          --------
         Net cash (used in) provided by investing activities.................            (7,643)            3,508
Cash flows from financing activities:
     Proceeds from issuances of stock........................................               702                75
     Proceeds from bank borrowings and debt..................................             1,957             2,941
     Payments on bank borrowings and debt....................................            (9,195)          (17,080)
     Principal payments under capital lease obligations......................           (11,833)          (13,277)
                                                                                        --------          --------
         Net cash used in financing activities...............................           (18,369)          (27,341)
                                                                                        --------          --------

Increase in cash and cash equivalents........................................               445               443
Cash and cash equivalents at beginning of period.............................             1,088               299
                                                                                        --------          --------

Cash and cash equivalents at end of period...................................           $ 1,533           $   742
                                                                                        ========          ========
Supplemental disclosure of cash flow information:
     Interest paid...........................................................           $ 3,062           $ 4,145
     Income taxes paid.......................................................           $   234           $   200
Supplemental disclosure of cash flow investing activities:
      Lease obligation incurred in the purchase of equipment.................           $ 1,168               ---


                  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


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


2.   Earnings Per Share

     The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding stock options. A reconciliation of the basic and diluted earnings per share calculation was as follows:

  (In thousands except share and per share data)          For the three months ended     For the nine months ended
                                                                    March 31,                     March 31,
                                                              2004            2003           2004           2003
                                                              ----            ----           ----           ----
  Net income (loss)....................................      $1,371          $ 454         $(2,643)        $2,373

  Denominator
    Weighted average number of common shares
        outstanding....................................       7,788           7,693          7,760          7,687
    Equivalent shares issuable upon exercise of
        stock options..................................         460             325            ---            362
                                                             ------          ------        -------         ------

    Diluted shares.....................................       8,248           8,018          7,760          8,049

  Earnings (loss) per share:

    Basic..............................................       $0.18           $0.06         $(0.34)         $0.31

    Diluted............................................       $0.17           $0.06         $(0.34)         $0.30

Diluted loss per share for the nine months ended March 31, 2004 does not include the anti-dilutive effect of 442 thousand stock options and other incremental shares.

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


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

(In thousands except per share data)                            For three months ended        For nine months ended
                                                                        March 31,                     March 31,
                                                                  2004            2003          2004          2003
                                                                  ----            ----          ----          ----
Net income (loss)...........................................     $1,371           $454        $(2,643)       $2,373
Stock-based compensation expense (net of tax)...............         84            184            290           621
                                                                 ------           ----        -------        ------
Pro forma net income (loss).................................     $1,287           $270        $(2,933)       $1,752
                                                                 ======           ====        ========       ======

Earnings (loss) per share:
Diluted earnings (loss) per share...........................
  As reported...............................................      $0.17          $0.06         $(0.34)        $0.30
  Pro forma.................................................      $0.16          $0.03         $(0.38)        $0.22
Basic earnings (loss) per share
  As reported...............................................      $0.18          $0.06         $(0.34)        $0.31
  Pro forma.................................................      $0.17          $0.04         $(0.38)        $0.23

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


4.   Segment Information and Significant Customers

     The Company operates in two segments, transportation and e-commerce. The Company generates revenue in the transportation segment primarily by providing truckload transportation services through its subsidiaries, Celadon Trucking Services, Inc. ("CTSI"), Servicios de Transportacion Jaguar, S.A de C.V. ("Jaguar") and Celadon Canada, Inc. ("CelCan"). The Company provides certain services over the Internet through its e-commerce subsidiary, TruckersB2B, Inc. ("TruckersB2B"). The e-commerce segment generates revenue by providing discounted fuel, tires, equipment and other products and services to small and medium-sized trucking companies. The Company evaluates the performance of its operating segments based on operating income.

  (In thousands)                                                Transportation       E-commerce       Consolidated
                                                                --------------       ----------       ------------
  Three months ended March 31, 2004
    Operating revenue..................................             $97,180            $1,642           $98,822
    Operating income...................................              $3,639              $270            $3,909

  Three months ended March 31, 2003
    Operating revenue..................................             $89,327            $1,359           $90,686
    Operating income...................................              $1,826              $190            $2,016

  Nine months ended March 31, 2004
    Operating revenue..................................            $285,075            $6,535          $291,610
    Operating income...................................              $857(1)           $1,195            $2,052

  Nine months ended March 31, 2003
    Operating revenue..................................            $269,793            $5,280          $275,073
    Operating income...................................              $8,259              $845            $9,104

(1) Includes a $9.8 million pretax impairment charge on trailers in the nine months ended March 31, 2004.

     Information as to the Company's operating revenue by geographic area is allocated based primarily on the country of the customer and summarized below:

  (In thousands)                                 For the three months ended        For the nine months ended
                                                        March 31,                         March 31,
                                                  2004             2003             2004             2003
                                                  ----             ----             ----             ----
  Operating revenue:
    United States.............................   $80,518          $74,042          $237,013        $226,520
    Canada....................................    13,537           12,300            40,464          34,842
    Mexico....................................     4,767            4,344            14,133          13,711
                                                 -------          -------          --------        --------
    Total.....................................   $98,822          $90,686          $291,610        $275,073
                                                 =======          =======          ========        ========

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


4.   Segment Information and Significant Customers (continued)

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

                                                     For the three months ended   For the nine months ended
                                                           March 31,                      March 31,
                                                       2004            2003          2004           2003
                                                       ----            ----          ----           ----
 Percent of revenue from DaimlerChrysler                11%             13%           11%            13%

5.   Income Taxes

     Income tax expense varies from the federal corporate income tax rate of 34% due to state income taxes, net of the federal income tax effect, and adjustment for permanent non-deductible differences. The permanent non-deductible differences include primarily per diem pay for drivers, meals and entertainment, and fines. For the nine months ended March 31, 2004, the Company recorded an income tax benefit as a result of the impairment charge recognized on the planned disposal of trailers (Note 8). The income tax benefit recorded was partially offset by amounts accrued for certain income tax exposures.

6.   Comprehensive Income (Loss)

     Comprehensive income (loss) consisted of the following components for the three and nine months ended March 31, 2004 and 2003, respectively:

(In thousands)                                           Three months ended           Nine months ended
                                                             March 31,                    March 31,
                                                        2004           2003           2004          2003
                                                        ----           ----           ----          ----
Net income (loss)                                      $1,371          $454        $(2,643)       $2,373

Foreign currency translations adjustments                  19          (251)          (304)         (343)
                                                       ------         ------       --------       -------

Total comprehensive income (loss)                      $1,390          $203        $(2,947)       $2,030
                                                       ======         ======       ========       =======

                               CELADON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


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


8.   Impairment of Equipment Values

     In September 2003, the Company initiated a plan to dispose of approximately 1,600 trailers and recognized a pretax impairment charge of $9.8 million. Due to shipper compatibility issues, the Company plans to dispose of all of its 48-foot trailers, as well as 53-foot trailers over 9 years old. The majority of the Company's customers require 53-foot trailers, and management anticipates that the disposal of 48-foot trailers will reduce logistical issues with those customers. The Company is in the process of replacing the approximately 1,600 trailers with approximately 1,300 new 53-foot trailers. This replacement cycle is expected to be completed by the end of the fiscal year. This change in the trailer fleet is expected to increase operating efficiencies and reduce out-of-route miles. The pretax impairment charge consisted of a write-down of revenue equipment by $8.4 million (net of accumulated depreciation), a write-off of tires in-service of $0.9 million and an accrual for costs of disposal of $0.5 million. As a result, the Company has equipment held for sale of $3.0 million included in property and equipment on its March 31, 2004 consolidated balance sheet.


9.   Acquisition

     In August 2003, the Company acquired certain assets of Highway Express, Inc. ("Highway"). The results of operations of Highway are included in the Company's financial statements from August 1, 2003 through March 31, 2004. The Company has preliminarily assigned values to the acquired assets of Highway consisting primarily of $8.6 million of property and equipment, $2.4 million of trade receivables and $0.4 million of cash. The purchase price of approximately $11.4 million consisted of $4.0 million of cash and a $7.4 million thirty-six month note payable. The Company will finalize the allocation of the purchase price upon the valuation of intangible assets acquired. The Company used borrowings under its existing credit facility to fund the cash portion of the purchase price. Highway's revenue for fiscal 2002 was approximately $27.0 million.


10.  Reclassification

     Certain reclassifications have been made to the March 31, 2003 financial statements to conform to the March 31, 2004 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Disclosure Regarding Forward-Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information in this Form 10-Q constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, involves known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed in or implied by such forward-looking statements. You can identify such statements by the fact that they do not relate strictly to historical or current facts. These statements generally use words such as "believe," "expect," "anticipate," "project," "forecast," "should," "estimate," "plan," "outlook," "goal," and similar expressions. Because forward-looking statements involve risks and uncertainties, the Company's actual results may differ materially from the results expressed in or implied by the forward-looking statements. While it is impossible to identify all factors that may cause actual results to differ from those expressed in or implied by forward-looking statements, the risks and uncertainties that may affect the Company's business, performance, and results of operations include the factors listed on Exhibit 99.1 to this report.

     All such forward-looking statements speak only as of the date of this Form 10-Q. You are cautioned not to place undue reliance on such forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in the events, conditions, or circumstances on which any such statement is based.

     References to the "Company," "we," "us," "our," and words of similar import refer to Celadon Group, Inc. and its consolidated subsidiaries.

Business Overview

     We are one of North America's fifteen largest truckload carriers as measured by revenue. We generated $367.1 million in operating revenue during our fiscal year ended June 30, 2003. We have grown significantly throughout our history through internal growth and a series of acquisitions since 1995. As a dry van truckload carrier, we generally transport full trailer loads of freight from origin to destination without intermediate stops or handling. Our customer base includes Fortune 500 shippers such as DaimlerChrysler, General Electric, Phillip Morris, Wal-Mart, Procter & Gamble, and Target. At March 31, 2004, we operated 2,798 tractors and 7,498 trailers. None of our employees is subject to a union contract.

     We operate in two main market sectors. In our international operations, we offer time-sensitive transportation in and between the United States, Mexico, and Canada. We generated nearly one-half of our revenue in fiscal 2003 from international movements, and we believe our approximately 150,000 annual border crossings make us the largest provider of international truckload movements in North America. We believe that our strategically located terminals and experience with the language, culture, and border crossing requirements of each North American country provide a competitive advantage in the international trucking marketplace.

     In addition to our international business, we offer a broad range of truckload transportation services within the United States, including regional, long-haul, dedicated, and logistics. With the acquisitions of certain assets of Zipp Express in 1999, Burlington Motor Carriers in 2002, and Highway Express in 2003, we expanded our operations and service offerings within the United States and significantly improved our lane density, freight mix, and customer diversity. The Highway Express acquisition was particularly important to us, and we believe it has contributed to our recent operating improvements. We also operate TruckersB2B, Inc., a profitable marketing business that affords volume purchasing power for items such as fuel, tires, and equipment to more than 16,300 member trucking fleets representing approximately 435,000 tractors.

     We generate substantially all of our revenue by transporting freight for our customers. Generally, we are paid by the mile for our services. We also derive revenue from fuel surcharges, loading and unloading activities, equipment detention, other trucking-related services, and from TruckersB2B. The main factors that affect our revenue are the revenue per mile we receive from our customers, the number of miles we generate with our equipment, and the percentage of miles for which we are compensated. These factors are affected by, among other things, the United States, Mexican, and Canadian economies, customers' inventory levels, the level of capacity in our industry, and customer demand. Going forward, we believe that our revenue also may be affected to some extent by the recently effective revised hours-of-service requirements adopted by the Department of Transportation, which could reduce the amount of time that our drivers can spend driving. To reduce the effect of these new requirements, we have imposed fees on customers that detain our equipment or drivers. We cannot assure you, however, that our customers will pay these fees.

     The main factors that impact our profitability on the expense side are the variable costs of transporting freight for our customers. These costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which we record as purchased transportation. Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. Our main fixed cost is the acquisition and financing of long-term assets, primarily revenue equipment and operating terminals. We have other mostly fixed costs, such as our non-driver personnel. Competitive rate pressures, coupled with significant increases in the costs of fuel, insurance, and equipment over the last few years, have created a difficult operating environment for most of the industry.

Strategic Plan

     In fiscal 2002, we began to implement a strategic plan designed to improve our profitability. The primary components of our strategic plan are improving our freight mix by replacing lower yielding freight with more profitable freight; diversifying our customer base; upgrading our equipment fleet;
emphasizing discipline in all aspects of our operations; and successfully identifying and acquiring suitable acquisition candidates and integrating acquired operations. The processes we have undertaken included the following:

     o We analyzed our customers, lanes, and loads for profitability, based on revenue per mile, length of time for completion of the movement, attractiveness of positioning for the next load, driver friendliness, and total cost. We then sought rate increases and implemented a continuous process of attempting to improve our freight mix by replacing less profitable freight with more attractive freight.

     o Our operations group routed trucks to serve more profitable lanes and customers and maintained disciplined equipment positioning in favorable lanes, while striving to provide safe, dependable service to control our costs and justify a rate structure based on service in addition to price.

     o We established customer guidelines that included reducing our exposure to the automotive industry; increasing our amount of higher yielding freight from less cyclical industries, such as consumer non-durables; and seeking freight in targeted geographic areas that would improve our backhaul lanes and maintain compatibility with driver domiciles and our overall traffic patterns.

     o We shortened the trade cycle of our tractor fleet from five to four years to obtain cost savings in the maintenance area and decided to replace the remaining 48-foot trailers and older 53-foot trailers in our fleet to obtain operating efficiencies.

     o We targeted acquisitions as a method to replace the freight we discontinued as part of our yield management efforts, as well as to grow our regional operations, balance lane flows, and add density in selected lanes. Our acquisitions of certain assets of Burlington Motor Carriers in 2002 and Highway Express in 2003 were consistent with these goals.

     The implementation of our strategic plan still is ongoing, and we expect significant additional improvements in our operating performance and profitability as we continue to execute the plan. Specifically, we expect further improvements in asset productivity and substantial benefits from our revenue equipment upgrade.

Recent Results of Operations

     For the quarter ended March 31, 2004, our results of operations improved as follows versus the same quarter of the prior year:

     o    Operating revenue increased 8.9%, to $98.8 million from $90.7 million;

     o    Net income increased 180.0%, to $1.4 million from $0.5 million; and

     o    Diluted earnings per share increased to $0.17 from $0.06.

     We believe these improvements are attributable primarily to higher average revenue per tractor per week (excluding fuel surcharge), our main measure of asset productivity, which improved 7.4%, to $2,696 from $2,510, as a result of higher rates per mile and miles per tractor. This improvement was partially offset by a higher Canadian dollar exchange ratio.

Revenue Equipment Upgrade

     We are in the process of undertaking a significant upgrade of our tractor and trailer fleets, which has had and will continue to have significant effects on our balance sheet, statements of operations, and statement of cash flows. See "Liquidity and Capital Resources." We recently have shortened our normal tractor replacement cycle to four years of service from five years of service. We also intend to replace all of our 48-foot trailers, as well as 53-foot trailers over nine years old, with new units. We anticipate that operating a more modern fleet will result in a decrease in our maintenance and tire expense as a percentage of operating revenue, in addition to enhancing driver recruiting and retention. We also believe that we will improve trailer utilization and ultimately be able to operate a smaller trailer fleet by using a uniform fleet of 53-foot trailers.

     We intend to finance most of the new tractors and trailers under off-balance sheet operating leases. Financing revenue equipment acquisitions with operating leases, rather than borrowings or capital leases, moves the interest component of our financing activities into "above-the-line" operating expenses on our statements of operations. Consequently, we believe that pretax margin (income before income taxes as a percentage of operating revenue) is a more useful measure of our operating performance than operating ratio (operating expenses as a percentage of operating revenue) because it eliminates the effect of our revenue equipment financing decisions.

Recent Developments Affecting Our Results of Operations

     Our financial results for the nine months ended March 31, 2004, were affected by two events in the first quarter of fiscal 2004. In August 2003, we purchased the assets of Highway Express and incurred the costs of acquisition and integration, including some short-term disruption in freight patterns within our system. We also recognized a $9.8 million pretax impairment charge relating to approximately 1,600 trailers in our fleet, consisting of approximately 1,400 remaining 48-foot trailers and approximately 200 53-foot trailers over nine years old. During the first quarter of fiscal 2004, we initiated a plan to dispose of those trailers and expect operating benefits from a uniform fleet of 53-foot trailers following replacement.

     In addition, our results for the quarter and nine months ended March 31, 2004, were adversely affected by a historically high Canadian dollar exchange rate during the period. Historically, the exchange rate for the Canadian dollar has been relatively stable at approximately $0.65 per U.S. dollar. However, during the nine months ended March 31, 2004, the Canadian dollar exchange rate averaged $0.75 per U.S. dollar, compared to an average of $0.65 per U.S. dollar during the same period in the prior year. For the quarter ended March 31, 2004, the Canadian dollar exchange rate averaged $0.76 per U.S. dollar, compared to an average of $0.65 per U.S. dollar during the same quarter in the prior year. While a significant portion of the revenue generated by our Canadian operations is billed in U.S. dollars because most customers are U.S. shippers transporting freight to or from Canada, virtually all of our expenses associated with these operations, such as independent contractor costs, Company driver compensation, and administrative costs, are paid in Canadian dollars. We expect our profitability will continue to be adversely affected if the Canadian dollar exchange rate remains at higher than historical levels.

Results of Operations

     The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated:

                                                         For the three months ended   For the nine months ended
                                                                  March 31,                  March 31,
                                                              2004            2003         2004         2003
                                                             ------          ------       ------       ------
  Operating revenue..................................        100.0%          100.0%       100.0%       100.0%

  Operating expenses:
    Salaries, wages, and employee benefits...........         30.9%           30.3.%       31.3%        30.5%
    Fuel.............................................         15.3%           15.0%        14.1%        13.0%
    Operations and maintenance.......................          8.1%            8.7%         8.3%         8.6%
    Insurance and claims.............................          4.3%            3.7%         4.1%         3.6%
    Depreciation, amortization and impairment                                                            3.8%
      charges........................................          4.0%            4.2%         7.3%(1)
    Revenue equipment rentals........................          8.3%            6.6%         7.5%         6.5%
    Purchased transportation.........................         18.6%           22.6%        19.8%        23.8%
    Costs of products and services sold..............          1.0%            0.9%         1.4%         1.2%
    Professional and consulting fees.................          0.7%            0.8%         0.6%         0.7%
    Communications and utilities.....................          1.1%            1.2%         1.1%         1.1%
    Operating taxes and licenses.....................          2.0%            1.9%         2.1%         2.0%
    General and other operating......................          1.7%            1.9%         1.7%         1.9%
                                                             ------          ------       ------       ------

  Total operating expenses...........................         96.0%           97.8%        99.3%        96.7%
                                                             ------          ------       ------       ------

  Operating income ..................................          4.0%            2.2%         0.7%         3.3%
                                                             ------          ------       ------       ------
  Other (income) expense:
    Interest income..................................          0.0%            0.0%         0.0%         0.0%
    Interest expense.................................          0.9%            1.3%         1.0%         1.8%(2)
    Other (income) expense, net......................          0.2%            0.0%         0.1%         0.0%
                                                             ------          ------       ------       ------

  Income (loss) before income taxes..................          2.9%            0.9%        (0.4)%        1.5%
  Provision for income taxes.........................          1.5%            0.4%         0.5%         0.6%
                                                             ------          ------       ------       ------

  Net income (loss)..................................          1.4%            0.5%        (0.9)%        0.9%
                                                             ======          ======       =======      ======

(1) Includes a $9.8 million pretax impairment charge in the three months ended September 30, 2003.
(2) Includes a $914,000 pretax write-off of unamortized loan origination costs for refinancing the Company's line of credit in the three months ended September 30, 2002.

Comparison of Three Months Ended March 31, 2004 to Three Months
Ended March 31, 2003

     Operating revenue increased by $8.1 million, or 8.9%, to $98.8 million for the third quarter of fiscal 2004, from $90.7 million for the same period in fiscal 2003. This increase was primarily attributable to a 4.6% improvement in average revenue per total mile, excluding fuel surcharge, from $1.178 to $1.232, a 2.7% increase in average miles per tractor per week, from 2,131 to 2,188, and a 4.9% increase in average tractors from 2,182 to 2,289. The improvement in average revenue per total mile resulted primarily from better overall freight rates in the fiscal 2004 period, a decrease in the percentage of our freight comprised of automotive parts and a corresponding increase in the percentage of our freight comprised of consumer non-durables, and to a lesser extent a reduction in our percentage of non-revenue miles. The increase in miles per tractor per week was primarily attributable to stronger overall freight demand in the 2004 period. Revenue per seated tractor per week, excluding fuel surcharge, which is our primary measure of asset productivity, increased 7.4% to $2,696 in the third quarter of fiscal 2004, from $2,510 for the same period in fiscal 2003, as a result of increases in revenue per mile and miles per tractor. The increase in average tractors was primarily related to our acquisition of certain assets of Highway Express in the first quarter of fiscal 2004. Revenue for TruckersB2B was $1.6 million in the third quarter of fiscal 2004, compared to $1.4 million for the same period in fiscal 2003. The TruckersB2B revenue increase resulted from an increase in member usage of various programs, including the fuel and tire discount programs.

     Salaries, wages, and employee benefits were $30.5 million, or 30.9% of operating revenue, for the third quarter of fiscal 2004, compared to $27.5 million, or 30.3% of operating revenue, for the same period in fiscal 2003. The increase in the overall dollar amount primarily was related to an 18.1% increase in company miles, which in turn increased driver wages. The 0.6% increase in this expense category as a percentage of operating revenue was primarily attributable to an increase in the percentage of our fleet comprised of company trucks, an increase in driver compensation, and an increase in administrative payroll and related expenses for the Highway Express employees. We expect this line item to increase as a percentage of revenue in the near term primarily because of a driver pay increase implemented during March 2004.

     Fuel expenses increased to $15.1 million, or 15.3% of operating revenue, for the third quarter of fiscal 2004, compared to $13.6 million, or 15.0% of operating revenue, for the same period in fiscal 2003. This increase was primarily attributable to an 18.1% increase in Company miles which increased fuel expense, partially offset by a decrease in average fuel prices of approximately $0.07 per gallon. Fuel expense also was partially offset by the collection of $3.1 million in fuel surcharge revenue in the fiscal 2004 period, compared to $3.2 million in the fiscal 2003 period. We expect fuel prices may remain at relatively high levels due to low inventory and unrest in the Middle East. Higher fuel prices will increase our operating expenses to the extent we cannot offset them with surcharges.

     Operations and maintenance expenses increased to $8.0 million for the third quarter of fiscal 2004, from $7.9 million for the third quarter of fiscal 2003. This dollar amount increase was primarily the result of our larger fleet of company-operated equipment in the fiscal 2004 period. As a percentage of revenue, operations and maintenance decreased to 8.1% of revenue for the third quarter of fiscal 2004, compared to 8.7% for the same period in fiscal 2003. The decrease in maintenance expense as a percentage of revenue in the fiscal 2004 period was primarily the result of our fleet upgrade initiative, as newer tractors and trailers generally require less maintenance, which was partially offset by a larger percentage of our fleet being comprised of company-operated equipment in the fiscal 2004 period. Operations and maintenance consist of direct operating expense, maintenance and tire expense.

     Insurance and claims expense was $4.3 million, or 4.3% of operating revenue, for the third quarter of fiscal 2004, compared to $3.4 million, or 3.7% of operating revenue, for the same period in fiscal 2003. Our insurance expenses consist of premiums for liability, physical damage and cargo damage insurance. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We regularly evaluate our insurance program in an effort to maintain a balance between premium expense and the risk retention we are willing to assume. The primary reason for the increase in insurance and claims expense was adverse loss development principally related to two claims from prior years.

     Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to $4.0 million in the third quarter of fiscal 2004 from $3.8 million for the same period of fiscal 2003. This increase was primarily attributable to losses on disposition of certain tractors acquired in the purchase of certain assets of Burlington Motor Carriers. As a percentage of revenue, depreciation and amortization decreased to 4.0% of revenue for the third quarter of fiscal 2004, compared to 4.2% for the same period in fiscal 2003. This decrease primarily resulted from our increased use of operating leases to finance acquisitions of revenue equipment. Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases. We expect most of the new tractors and trailers acquired in connection with our fleet upgrade will be financed under off-balance sheet operating leases. In such event, we expect a decrease in depreciation and amortization going forward, excluding the impact of the impairment charge.

     Revenue equipment rentals were $8.2 million, or 8.3% of operating revenue, for the third quarter of fiscal 2004, compared to $5.9 million, or 6.6% of operating revenue for the same period in fiscal 2003. This increase was attributable to a higher proportion of our tractor fleet held under operating leases during the 2004 period. During the third quarter of fiscal 2004, an average of 1,678 tractors, or 73.4% of our average total Company tractors for the period, were held under operating leases compared to an average of 1,358 tractors, or 68.1% of our average total tractors, during the same period in fiscal 2003. As we expect to finance most of our new tractors and trailers under off-balance sheet operating leases, we expect revenue equipment rentals will increase going forward.

     Purchased transportation decreased to $18.4 million, or 18.6% of operating revenue for the third quarter of fiscal 2004, from $20.5 million, or 22.6% of operating revenue, for the same period in fiscal 2003. This decrease was primarily related to reduced independent contractor expense, as the percentage of our fleet comprised of independent contractors decreased. Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile. We expect the majority of our equipment additions to come in our company-operated fleet. As a result, the percentage of our fleet comprised of independent contractors may continue to decline, with a corresponding decrease in this expense category. It has become difficult to recruit and train independent contractors.

     All of our other operating expenses are relatively minor in amount, and there were no significant changes in these expenses.

     Net interest expense decreased 25.6% to $0.9 million in the third quarter of fiscal 2004, from $1.2 million for the same period in fiscal 2003. This decrease was a result of reduced bank borrowings, which decreased to $21.0 million at March 31, 2004, from $26.9 million at March 31, 2003, and capital lease obligations, which decreased to $17.7 million at March 31, 2004, from $32.0 million at March 31, 2003. The reduction in our borrowings and capital lease obligations has resulted largely from our increased use of operating leases to finance acquisitions of revenue equipment. Our trend toward financing revenue equipment with operating leases instead of borrowing moves the interest component of the leases into revenue equipment rentals, an "above the line" operating expense, with a corresponding decrease in this expense category. We expect this trend to continue as we finance new tractors and trailers under operating leases versus borrowings.

     Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, improved 200 basis points to 2.9% for the third quarter of fiscal 2004, from 0.9% for the same period in fiscal 2003. In addition to other factors described above, Canadian exchange rate fluctuations principally impact salaries, wages, and benefits and purchased transportation and, therefore, impact our pretax margin and results of operations.

     Income taxes increased to $1.5 million, with an effective tax rate of 51.6%, for the third quarter of fiscal 2004, from $0.3 million, with an effective tax rate of 42.8%, for the same period in fiscal 2003. The effective tax rate increased as a result of an increase in non-deductible expenses related to our driver per diem pay structure. As per diem charges are partially non-deductible for income tax purposes, our effective tax rate will fluctuate as our net income fluctuates.

     As a result of the factors described above, net income increased to $1.4 million for the third quarter of fiscal 2004, from $0.5 million for the same period in fiscal 2003.

Comparison of Nine Months Ended March 31, 2004 to Nine Months
Ended March 31, 2003

     Operating revenue increased by $16.5 million, or 6.0%, to $291.6 million for the nine months ended March 31, 2004, from $275.1 million for the same period in fiscal 2003. This increase was primarily attributable to a 2.9% improvement in average revenue per total mile, excluding fuel surcharge, to $1.212 from $1.178; an increase in average miles per tractor per week, to 2,205 from 2,181; and a 3.8% increase in average tractors to 2,254 from 2,172. The improvement in average revenue per total mile resulted primarily from better overall freight rates in the fiscal 2004 period, a decrease in the percentage of our freight comprised of automotive parts and a corresponding increase in the percentage of our freight comprised of consumer non-durables, and to a lesser extent a reduction in our percentage of non-revenue miles. The increase in miles per tractor per week primarily was attributable to stronger overall freight demand in the 2004 period. Revenue per tractor per week, excluding fuel surcharge, which is our primary measure of asset productivity, increased 4.1% to $2,673 in the nine months ended March 31, 2004, from $2,568 for the same period in fiscal 2003, as a result of increases in revenue per mile and miles per tractor. The increase in average tractors was primarily related to our acquisition of certain assets of Highway Express in August 2003. Revenue from TruckersB2B was $6.5 million for the nine months ended March 31, 2004, compared to $5.3 million for the same period in fiscal 2003. The TruckersB2B revenue increase resulted from an increase in member usage of various programs, including the fuel and tire discount programs.

     Salaries, wages, and benefits were $91.2 million, or 31.3% of operating revenue, for the nine months ended March 31, 2004, compared to $83.8 million, or 30.5% of operating revenue, for the same period in fiscal 2003. The increase in the overall dollar amount was primarily related to a 15.5% increase in company miles, which in turn increased driver wages. The increase in this expense category as a percentage of operating revenue was primarily attributable to an increase in the percentage of our fleet comprised of company trucks, an increase in driver compensation, and an increase of approximately 64% in expenses related to employer-paid health insurance. We expect this line item to increase as a percentage of revenue in the near term primarily because of a driver pay increase implemented during March 2004.

     Fuel expenses increased to $41.0 million, or 14.1% of operating revenue, for the nine months ended March 31, 2004, compared to $35.7 million, or 13.0% of operating revenue, for the nine months of fiscal 2003. This increase primarily was attributable to a 15.5% increase in company miles, which increased fuel expense, partially offset by a slight decrease in average fuel prices of approximately $0.006 per gallon. Fuel expense also partially was offset by the collection of $7.8 million in fuel surcharge revenue in the fiscal 2004 period, compared to $6.7 million in the fiscal 2003 period. We expect fuel prices may remain at relatively high levels due to low inventory and unrest in the Middle East. Higher fuel prices will increase our operating expenses to the extent we cannot offset them with surcharges.

     Operations and maintenance expenses increased to $24.2 million for the nine months of fiscal 2004, from $23.7 million for the nine months ended March 31, 2003. This dollar amount increase primarily was the result of our larger fleet of company-operated equipment in the fiscal 2004 period. As a percentage of revenue, operations and maintenance decreased slightly to 8.3% of revenue for the nine months ended March 31, 2004, from 8.6% for the same period in fiscal 2003. The decrease in maintenance expense as a percentage of revenue in the fiscal 2004 period primarily was the result of our fleet upgrade initiative, as newer tractors and trailers generally require less maintenance, which partially was offset by a larger percentage of our fleet being comprised of company-operated equipment in the fiscal 2004 period. Operations and maintenance consist of direct operating expense, maintenance and tire expense.

     Insurance and claims expense was $11.9 million, or 4.1% of operating revenue, for the nine months of fiscal 2004, compared to $10.0 million, or 3.6% of operating revenue, for the same period in fiscal 2003. Our insurance expenses consist of premiums for liability, physical damage, and cargo damage insurance. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We regularly evaluate our insurance program in an effort to maintain a balance between premium expense and the risk retention we are willing to assume. The primary reason for the increase in insurance and claims expense was adverse loss development principally related to two claims from prior years.

     Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to $21.2 million, or 7.3% of operating revenue, in the nine months ended March 31, 2004, from $10.4 million, or 3.8% of operating revenue, for the same period of fiscal 2003. This increase primarily was attributable to the pretax impairment charge of $9.8 million, or 3.4% of operating revenue, that we recognized in the first quarter of fiscal 2004 as a result of our decision to dispose of all of our remaining 48-foot trailers and our 53-foot trailers over nine years old. We also incurred higher depreciation due to the equipment we acquired in the Highway Express acquisition and losses on disposition of some of the tractors acquired from Burlington Motor Carriers. These items were partially offset by our increased use of operating leases to finance acquisitions of revenue equipment. Revenue equipment held under operating leases is not reflected on our balance sheet, and the expenses related to this equipment are reflected on our statement of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases. We expect most of the new tractors and trailers acquired in connection with our fleet upgrade will be financed under off-balance sheet operating leases. In such event, we expect a decrease in depreciation and amortization going forward, excluding the impact of the impairment charge.

     Revenue equipment rentals were $22.0 million, or 7.5% of operating revenue, for the nine months of fiscal 2004, compared to $18.0 million, or 6.5% of operating revenue for the same period in fiscal 2003. This increase was attributable to a higher proportion of our tractor fleet held under operating leases during the 2004 period. During the nine months of fiscal 2004, an average of 1,551 tractors, or 71.1% of our average total tractors for the period, were held under operating leases compared to an average of 1,306 tractors, or 65.2% of our average total tractors, during the same period in fiscal 2003. As we expect to finance most of our new tractors and trailers under off-balance sheet operating leases, we expect revenue equipment rentals will increase going forward.

     Purchased transportation decreased to $57.8 million, or 19.8% of operating revenue, for the nine months ended March 31, 2004, from $65.3 million, or 23.8% of operating revenue, for the same period in fiscal 2003. This decrease was primarily related to reduced independent contractor expense, as the percentage of our fleet comprised of independent contractors decreased. Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, insurance, and equipment costs) for a fixed payment per mile. We expect the majority of our equipment additions to come in our company-operated fleet. As a result, the percentage of our fleet comprised of independent contractors may continue to decline, with a corresponding decrease in this expense category. It has become difficult to recruit and retain independent contractors.

     All of our other operating expenses are relatively minor in amount, and there were no significant changes in these expenses.

     Net interest expense decreased 40.7% to $3.0 million in the nine months ended March 31, 2004, from $5.1 million for the same period in fiscal 2003. This decrease was a result of reduced bank borrowings, which decreased to $21.0 million at March 31, 2004, from $26.9 million at March 31, 2003, and capital lease obligations, which decreased to $17.7 million at March 31, 2004, from $32.0 million at March 31, 2003, as well as the pretax write-off of loan origination costs of approximately $914,000 in the fiscal 2003 period. The reduction in our borrowings and capital lease obligations has resulted largely from our increased use of operating leases to finance acquisitions of revenue equipment. Our trend toward financing revenue equipment with operating leases instead of borrowing moves the interest component of the leases into revenue equipment rentals, an "above the line" operating expense, with a corresponding decrease in this expense category. We expect this trend to continue as we finance new tractors and trailers under operating leases versus borrowings.

     Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that we use, improved 120 basis points to 3.0% for the nine months of fiscal 2004, from 1.8% for the same period of fiscal 2003. These margins exclude the impact of both the $9.8 million pretax impairment charge in the fiscal 2004 period and a one-time, pretax write-off of unamortized loan origination costs of approximately $914,000 related to the refinancing of our line of credit in the fiscal 2003 period. In addition to other factors described above, Canadian exchange rate fluctuations principally impact salaries, wages, and benefits and purchased transportation and, therefore, impact our pretax margin and results of operations.

     Income taxes decreased to $1.4 million for the nine months ended March 31, 2004, from $1.7 million, for the same period in fiscal 2003. The decrease in income tax expense resulted from the tax benefit associated with the $9.8 million pretax impairment charge in the fiscal 2004 period, partially offset by an increase in non-deductible expenses related to our driver per diem pay structure. As per diem charges are partially non-deductible for income tax purposes, our effective tax rate will fluctuate as our net income fluctuates.

     As a result of the factors described above, we incurred a net loss of $2.6 million for the nine months of fiscal 2004, compared to net income of $2.4 million in the same period in fiscal 2003. Excluding the impact of both the $9.8 million pretax impairment charge in the fiscal 2004 period and a one-time, pretax write-off of unamortized loan origination costs of approximately $914,000 related to the refinancing of our line of credit in the fiscal 2003 period, net income would have increased by 48.3% to $4.3 million for the nine months ended March 31, 2004, from $2.9 million for the same period in fiscal 2003.

Liquidity and Capital Resources

     Trucking is a capital-intensive business. We require cash to fund our operating expenses (other than depreciation and amortization), to make capital expenditures and acquisitions, and to repay debt, including principal and interest payments. Other than ordinary operating expenses, we anticipate that capital expenditures for the acquisition of revenue equipment will constitute our primary cash requirement over the next twelve months. Our principal sources of liquidity are cash generated from operations, bank borrowings, capital and operating lease financing of revenue equipment, proceeds from the sale of used revenue equipment, and to a lesser extent, the sale of shares of our common stock.

     For the nine months of fiscal 2004, net cash provided by operations was $26.5 million, compared to $24.3 million for the same period in fiscal 2003.

     Net cash used in investing activities was $7.6 million for the nine months of fiscal 2004, compared to net cash provided by investing activities of $3.5 million for the same period in fiscal 2003. Approximately $3.6 million of the cash used in investing activities for the fiscal 2004 period was related to our purchase of certain assets of Highway Express in August of 2003. In addition, cash used in (provided by) investing activities includes the net cash effect of acquisitions and dispositions of revenue equipment during each period. Capital expenditures (excluding the assets purchased from Highway Express) totaled

$15.7 million in the nine months of fiscal 2004 and $4.7 million for the same period in fiscal 2003. We generated proceeds from the sale of property and equipment of $11.6 million during the nine months of fiscal 2004, compared to $8.2 million in proceeds for the same period in fiscal 2003.

     Net cash used in financing activities was $18.4 million for the nine months of fiscal 2004, compared to $27.3 million for the same period in fiscal 2003. Financing activity represents bank borrowings (new borrowings, net of repayment) and payment of the principal component of capital lease obligations.

     As of March 31, 2004, we had on order 414 tractors and 850 trailers for delivery through December 2004. These revenue equipment orders represent a capital commitment of approximately $50.6 million, before considering the proceeds of equipment dispositions. In connection with our fleet upgrade, we have financed most of the new tractors and new trailers we have acquired to date under off-balance sheet operating leases. A portion of the used equipment that has been or will be replaced by these new units was or is owned or held under capital leases and, therefore, carried on our balance sheet. As a result of our increased use of operating leases to finance acquisitions of revenue equipment, we have reduced our balance sheet debt. At March 31, 2004, our total balance sheet debt, including capital lease obligations, was $50.5 million, compared to $69.6 million at March 31, 2003. Our debt-to-capitalization ratio (total balance sheet debt as a percentage of total balance sheet debt plus total stockholders' equity) decreased to 47.9% at March 31, 2004, from 55.4% at March 31, 2003.

     Over the past several years, we have financed most of our new tractors and trailers under operating leases, which are not reflected on our balance sheet. The use of operating leases also affects our statement of cash flows. For assets subject to these operating leases, we do not record depreciation as an increase to net cash provided by operations, nor do we record any entry with respect to investing activities or financing activities.

     Our operating leases include some under which we do not guarantee the value of the asset at the end of the lease term ("walk-away leases") and some under which we do guarantee the value of the asset at the end of the lease term. We were obligated for residual value payments related to operating leases of $33.7 million and $40.1 million at March 31, 2003 and 2004, respectively. A portion of these amounts is covered by repurchase and/or trade agreements we have with the equipment manufacturer. We believe that any residual payment obligations that are not covered by the manufacturer will be satisfied, in the aggregate, by the value of the related equipment at the end of the lease. We anticipate that our continued reliance on operating leases, rather than bank borrowings or capital leases, to finance the acquisition of revenue equipment in connection with our fleet upgrade will allow us to use our cash flows to further reduce our balance sheet debt.

     The tractors on order are not protected by manufacturers' repurchase arrangements and are not subject to "walk-away" leases under which we can return the equipment without liability regardless of its market value at the time of return. Therefore, we are subject to the risk that equipment values may decline, in which case we would suffer a loss upon disposition and be required to make cash payments because of the residual value guarantees we provide to our equipment lessors.

     On September 26, 2002, we entered into our current primary credit facility with Fleet Capital Corporation, Fleet Capital Canada Corporation and several other lenders. This $55.0 million facility consists of revolving loan facilities, approximately $10.8 million in term loan subfacilities, and a commitment to issue and guaranty letters of credit. Repayment of the amounts outstanding under the credit facility is secured by a lien on our assets, including the stock or other equity interests of our subsidiaries, and the assets of certain of our subsidiaries. In addition, certain of our subsidiaries that are not party to the credit facility have guaranteed repayment of the amount outstanding under the credit facility and have granted a lien on their respective assets to secure such repayment. The credit facility expires on September 26, 2005.

     Amounts available under the credit facility are determined based on our accounts receivable borrowing base. The facility contains restrictive covenants, which, among other things, limit our ability to pay cash dividends and make capital expenditures and lease payments, and require us to maintain compliance with certain financial ratios, including a minimum fixed charge coverage ratio. We were in compliance with these covenants at March 31, 2004, and expect to remain in compliance for the foreseeable future. At March 31, 2004, $21.0 million of our credit facility was utilized as outstanding borrowings and $6.8 million was utilized for standby letters of credit, and we had approximately $17.1 million in remaining availability under the facility.

     We believe we will be able to fund our operating expenses, as well as our current commitments for the acquisition of revenue equipment in connection with our fleet upgrade, over the next twelve months with a combination of cash generated from operations, borrowings available under our primary credit facility, and lease financing arrangements. We will continue to have significant capital requirements over the long term, and the availability of the needed capital will depend upon our financial condition and operating results and numerous other factors over which we have limited or no control, including prevailing market conditions and the market price of our common stock. However, based on our improving operating results, anticipated future cash flows, current availability under our credit facility, and sources of equipment lease financing that we expect will be available to us, we do not expect to experience significant liquidity constraints in the foreseeable future.

Contractual Obligations and Commercial Commitments

     As of March 31, 2004, our bank loans, capital leases, operating leases, other debts and future commitments have stated maturities or minimum annual payments as follows:

                                                                        Annual Cash Requirements
                                                                          as of March 31, 2004
                                                                             (in thousands)
                                                                          Amounts Due by Period
                                                               Less than           One to       Three to          Over
                                                      Total     One Year      Three Years     Five Years    Five Years
                                                      -----    ---------      -----------     ----------    ----------
  Operating leases(1).........................     $153,662      $39,305          $64,586        $27,957       $21,814
  Capital leases obligations(1)...............       17,749        9,947            6,708            465           629
  Long-term debt..............................       32,766        6,101           24,427            313         1,925
                                                   --------      -------          -------        -------       -------

  Sub-total...................................      204,177       55,353           95,721         28,735        24,368

  Future purchase of revenue equipment........       50,629        3,736           14,944         23,092         8,857
  Employment and consulting agreements(2).....        1,306          818              488            ---           ---
  Standby letters of credit...................        6,766        6,766              ---            ---           ---
                                                   --------      -------          -------        -------       -------

  Total.......................................     $262,878      $66,673         $111,153        $51,827       $33,225
                                                   ========      =======         ========        =======       =======

(1) Included in these balances are residual equipment value guarantees of $50.4 million in total and $12.9 million coming due in less than one year. We believe the majority of these amounts will be satisfied by manufacturer commitments.

(2) The amounts reflected in the table do not include amounts that could become payable to our Chief Executive Officer, Chief Financial Officer, and our Executive Vice President under certain circumstances if their employment by the Company is terminated.

Critical Accounting Policies

     The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that impact the amounts reported in our consolidated financial statements and accompanying notes. Therefore, the reported amounts of assets, liabilities, revenues, expenses and associated disclosures of contingent assets and liabilities are affected by these estimates and assumptions. We evaluate these estimates and assumptions on an ongoing basis, utilizing historical experience, consultation with experts, and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates and assumptions, and it is possible that materially different amounts would be reported using differing estimates or assumptions. We consider our critical accounting policies to be those that require us to make more significant judgments and estimates when we prepare our financial statements. Our critical accounting policies include the following:

     Revenue Recognition. Upon delivery of a load, we recognize all revenue related to that load, including revenue from detention charges and our fuel surcharge program. In this connection, we make estimates concerning the collectibility of our accounts receivable and the required amounts of reserves for uncollectible accounts. We also recognize direct operating expenses, such as drivers' wages and fuel, on the date of delivery of the relevant load.

     Depreciation of Property and Equipment. We depreciate our property and equipment using the straight line method over the estimated useful life of the asset. We generally use estimated useful lives of 4 to 12 years for tractors and trailers, and estimated salvage values for tractors and trailers generally range from 25% to 40% of the capitalized cost. Gains and losses on the disposal of revenue equipment are included in depreciation expense in our statements of operations.

     We periodically review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets based upon, among other things, our experience with similar assets, conditions in the used equipment market, and prevailing industry practice. Changes in our useful life or salvage value estimates, or fluctuations in market values that are not reflected in our estimates, could have a material effect on our results of operations.

     Revenue equipment and other long-lived assets are tested for impairment whenever an event occurs that indicates an impairment may exist. Expected future cash flows are used to analyze whether an impairment has occurred. If the sum of expected undiscounted cash flows is less than the carrying value of the long-lived asset, then an impairment loss is recognized. We measure the impairment loss by comparing the fair value of the asset to its carrying value. Fair value is determined based on a discounted cash flow analysis or the appraised value of the asset, as appropriate.

     Operating leases. We recently have financed a substantial majority of our revenue equipment acquisitions with operating leases, rather than with bank borrowings or capital lease arrangements. These leases generally contain residual value guarantees, which provide that the value of equipment returned to the lessor at the end of the lease term will be no lower than a negotiated amount. To the extent that the value of the equipment is below the negotiated amount, we are liable to the lessor for the shortage at the expiration of the lease. For approximately 75% of our current tractors and 30% of our current trailers, we have residual value guarantees from manufacturers at amounts equal to our residual obligation to the lessors. For all other equipment (or to the extent we believe any manufacturer will refuse or be unable to meet its obligation), we are required to recognize additional rental expense to the extent we believe the fair market value at the lease termination will be less than our obligation to the lessor.

     In accordance with SFAS 13, "Accounting for Leases," property and equipment held under operating leases, and liabilities related thereto, are not reflected on our balance sheet. All expenses related to revenue equipment operating leases are reflected on our statements of operations in the line item entitled "Revenue equipment rentals." As such, financing revenue equipment with operating leases instead of bank borrowings or capital leases effectively moves the interest component of the financing arrangement into operating expenses on our statements of operations. Consequently, we believe that pretax margin (income before income taxes as a percentage of operating revenue) may provide a more useful measure of our operating performance than operating ratio (operating expenses as a percentage of operating revenue) because it eliminates the impact of revenue equipment financing decisions.

     Claims Reserves and Estimates. The primary claims arising for us consist of cargo liability, personal injury, property damage, collision and comprehensive, workers' compensation, and employee medical expenses. We maintain self-insurance levels for these various areas of risk and have established reserves to cover these self-insured liabilities. We also maintain insurance to cover liabilities in excess of these self-insurance amounts. Claims reserves represent accruals for the estimated uninsured portion of reported claims, including adverse development of reported claims, as well as estimates of incurred but not reported claims. Reported claims and related loss reserves are estimated by third party administrators, and we refer to these estimates in establishing our reserves. Claims incurred but not reported are estimated based on our historical experience and industry trends, which are continually monitored, and accruals are adjusted when warranted by changes in facts and circumstances. In establishing our reserves we must take into account and estimate various factors, including, but not limited to, assumptions concerning the nature and severity of the claim, the effect of the jurisdiction on any award or settlement, the length of time until ultimate resolution, inflation rates in health care and in general, interest rates, legal expenses, and other factors. Our actual experience may be different than our estimates, sometimes significantly. Changes in assumptions as well as changes in actual experience could cause these estimates to change in the near term. Insurance and claims expense will vary from period to period based on the severity and frequency of claims incurred in a given period.

     Impairment of Goodwill. Our consolidated balance sheets at June 30, 2003, and March 31, 2004, included goodwill of acquired businesses of approximately $16.7 million. This amount has been recorded as a result of prior business acquisitions accounted for under the purchase method of accounting. Prior to July 1, 2001, goodwill from each acquisition was generally amortized on a straight-line basis. Under FASB No. 142, Goodwill and Other Intangible Assets, which we adopted as of July 1, 2001, goodwill is tested for impairment annually (or more often, if an event or circumstance indicates that an impairment loss has been incurred) in lieu of amortization. The provisions of FASB No. 142 required the completion of a transitional impairment test within six months of adoption. We completed this transitional test and there was no impairment as of July 1, 2001. During the fourth quarter of fiscal 2003, we completed our most recent annual impairment test for that fiscal year and concluded that there was no indication of impairment.

     A significant amount of judgment is required in performing goodwill impairment tests. Such tests include estimating the fair value of our reporting units. As required by FASB No. 142, we compare the estimated fair value of our reporting units with their respective carrying amounts including goodwill. We define a reporting unit as an operating segment. Under FASB No. 142, fair value refers to the amount for which the entire reporting unit could be bought or sold. Our methods for estimating reporting unit values include market quotations, asset and liability fair values, and other valuation techniques, such as discounted cash flows and multiples of earnings, revenue, or other financial measures. With the exception of market quotations, all of these methods involve significant estimates and assumptions, including estimates of future financial performance and the selection of appropriate discount rates and valuation multiples.

     Accounting for Income Taxes. Deferred income taxes represent a substantial liability on our consolidated balance sheet. Deferred income taxes are determined in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry-forwards. We evaluate our tax assets and liabilities on a periodic basis and adjust these balances as appropriate. We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. However, should our tax positions be challenged and not prevail, different outcomes could result and have a significant impact on the amounts reported in our consolidated financial statements.

     The carrying value of our deferred tax assets (tax benefits expected to be realized in the future) assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, we may be required to reduce the value of the deferred tax assets resulting in additional income tax expense. We believe that it is more likely than not that the deferred tax assets, net of valuation allowance, will be realized, based on forecasted income. However, there can be no assurance that we will meet our forecasts of future income. We evaluate the deferred tax assets on a periodic basis and assess the need for additional valuation allowances.

     Federal income taxes are provided on that portion of the income of foreign subsidiaries that is expected to be remitted to the United States.

Seasonality

     We have substantial operations in the Midwestern and Eastern United States and Canada. In those geographic regions, our tractor productivity may be adversely affected during the winter season because inclement weather may impede our operations. Moreover, some shippers reduce their shipments during holiday periods as a result of curtailed operations or vacation shutdowns. At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and harsh weather creating higher accident frequency, increased claims, and more equipment repairs.

Inflation

     Many of our operating expenses, including fuel costs, revenue equipment, and driver compensation are sensitive to the effects of inflation, which results in higher operating costs and reduced operating income, unless offset by revenue increases. The effects of inflation on our business during the past three years were most significant in fuel. However, the effect of higher fuel prices on our revenue was not material in the past three years because of increases in our freight rates and fuel surcharges.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     We experience various market risks, including changes in interest rates, foreign currency exchange rates, and fuel prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes, nor when there are no underlying related exposures.

     Interest Rate Risk. We are exposed to interest rate risk principally from our primary credit facility. The credit facility carries a maximum variable interest rate of either the bank's base rate plus 3.0% or LIBOR plus 3.5%. At March 31, 2004, we had variable rate borrowings of $21.0 million outstanding under the credit facility. At March 31, 2004, the interest rate for revolving borrowings under our credit facility was LIBOR plus 2.25%. Assuming variable rate borrowings under the credit facility at March 31, 2004 levels, a hypothetical 10% increase in the bank's base rate and LIBOR would reduce our annual net income by approximately $120,000. In the event of a change of this magnitude, management would likely consider actions to further mitigate our exposure.

     Foreign Currency Exchange Rate Risk. We are subject to foreign currency exchange rate risk, specifically in connection with our Canadian operations.
While virtually all of the expenses associated with our Canadian operations, such as independent contractor costs, company driver compensation, and administrative costs, are paid in Canadian dollars, a significant portion of our revenue generated from those operations is billed in U.S. dollars because many of our customers are U.S. shippers transporting goods to or from Canada. As a result, increases in the Canadian dollar exchange rate adversely affect the profitability of our Canadian operations. Assuming revenue and expenses for our Canadian operations identical to that in the nine months ended March 31, 2004 (both in terms of amount and currency mix), we estimate that a $0.01 increase in the Canadian dollar exchange rate would reduce our annual net income by approximately $250,000. We generally do not face the same magnitude of foreign currency exchange rate risk in connection with our intra-Mexico operations conducted through our Mexican subsidiary, Jaguar, because our foreign currency revenues are generally proportionate to our foreign currency expenses for those operations. For purposes of consolidation, however, the operating results earned by our subsidiaries, including Jaguar, in foreign currencies are converted into United States dollars. As a result, a decrease in the value of the Mexican peso could adversely affect our consolidated results of operations. Assuming revenue and expenses for our Mexican operations identical to that in the nine months ended March 31, 2004 (both in terms of amount and currency mix), we estimate that a $0.01 decrease in the Mexican peso exchange rate would reduce our annual net income by approximately $45,000. In response to the increase in Canadian dollar exchange rates, we entered into derivative financial instruments to reduce our exposure to currency fluctuations. In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS 133 and SFAS 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. Derivatives that are not hedges must be adjusted to fair value through earnings. As of March 31, 2004, we had 25% of our estimated currency exposure hedged through July 2004. These derivative contracts resulted in a $165,000 expense for the nine months ended March 31, 2004.

     Commodity Price Risk. Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability. Fuel is subject to economic, political and market factors that are outside of our control. Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through the collection of fuel surcharges. However, fuel surcharges do not always fully offset increases in fuel prices. In addition, from time-to-time we may enter into derivative financial instruments to reduce our exposure to fuel price fluctuations. In accordance with SFAS 133, we adjust our derivative instruments to fair value through earnings on a monthly basis. As of March 31, 2004, we had 9% of estimated fuel purchases hedged through June 2004. These derivative contracts had no material impact on our results of operations for the nine months ended March 31, 2004. We estimate a 10% movement on the price of fuel futures would have a $75,000 impact related to these derivative contracts.

Item 4.  Controls and Procedures

     As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company has carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "Commission"). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding disclosures.

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

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits -

          3.1 Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed with the Commission on November 24, 1993 (No. 33-72128).
          3.2 Certificate of Amendment of Certificate of Incorporation dated February 2, 1995 decreasing aggregate number of authorized shares to 12,179,985. Incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the fiscal year ended June 30, 1995 filed with the Commission on December 1, 1995.
          3.3 Certificate of Designation for Series A Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-K for the fiscal year ended June 30, 2000 filed with the Commission on September 28, 2000.
          3.4 By-laws of the Company. Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed with the Commission on November 24, 1993 (No. 33-72128).
        10.21 Fourth Amendment to Credit Agreement, dated January 16, 2004, among the Company, certain of its subsidiaries, Fleet Capital Corporation, Fleet Capital Canada Corporation, and certain other lenders.
         31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         32.1  Certification  pursuant  to 18 U.S.C.  Section  1350,  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         32.2  Certification  pursuant  to 18 U.S.C.  Section  1350,  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         99.1  Private  Securities  Litigation  Reform  Act of 1995 Safe  Harbor
               Compliance Statement for Forward-Looking Statements

     (b) During the quarter ended March 31, 2004, the Company filed with, or furnished to, the Commission the following Current Reports on Form 8-K. On January 20, 2004, the Company furnished to the Commission a Current Report Form 8-K, dated January 14, 2004, to report information regarding the Company's press release announcing its fiscal second quarter financial and operating results.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Celadon Group, Inc.
                                               (Registrant)


                                             /s/Stephen Russell
                                            -------------------
                                               Stephen Russell
                                            Chief Executive Officer


                                             /s/Paul A. Will
                                            -----------------
                                               Paul A. Will
                                            Chief Financial Officer


Date:   April 29, 2004