Form 10-K/A
period 2003-06-30
CELADON GROUP INC
filed 2004-05-18
CIK 865941

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                                (Amendment No. 1)
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended June 30, 2003
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from           to

Commission file number:  0-23192

                               CELADON GROUP, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                    13-3361050
------------------------------------------  ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

        One Celadon Drive
      Indianapolis, Indiana                                46235-4207
------------------------------------------  ------------------------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  317/972-7000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                      $0.033 Par Value Class A Common Stock
          Series A Junior Participating Preferred Stock Purchase Rights
                                (Title of class)

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

The aggregate market value of the Common Stock ($0.033 par value) held by non-affiliates of the registrant was approximately $103,010,000 (based upon the closing price of such stock on December 31, 2003). The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant. The number of shares outstanding of the Common Stock of the registrant as of the close of business on April 27, 2004 was 7,825,003.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

                                EXPLANATORY NOTE

     Celadon Group, Inc.  ("Celadon") hereby amends and restates in its entirety
Item 15(a)(3) of its Annual Report on Form 10-K for the fiscal year ended June 30, 2003, filed with the Securities and Exchange Commission on September 19, 2003. The purposes of this amendment are to delete references to two exhibits, to add references to Exhibits 4.1 through 4.5, to renumber the exhibits, to correct certain cross-references, and to attach Exhibit 10.18, which is filed herewith.

     (3) EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K).

Exhibit Number                         Description

     3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-72128, filed with the Commission on November 24, 1993).
     3.2 Certificate of Amendment of Certificate of Incorporation dated February 2, 1995 decreasing aggregate number of authorized shares to 12,179,985 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, filed with the Commission on December 1, 1995).
     3.3 Certificate of Designation for Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, filed with the Commission on September 28, 2000).
     3.4 By-laws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, Registration No. 33-72128, filed with the Commission on November 24, 1993).
     4.1 Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-72128, filed with the Commission on November 24, 1993).
     4.2 Certificate of Amendment of Certificate of Incorporation dated February 2, 1995 decreasing aggregate number of authorized shares to 12,179,985 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, filed with the Commission on December 1, 1995).
     4.3 Certificate of Designation for Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, filed with the Commission on September 28, 2000).
     4.4 Rights Agreement, dated as of July 20, 2000, between Celadon Group, Inc. and Fleet National Bank, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A, field with the Commission on July 20, 2000).
     4.5 By-laws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, Registration No. 33-72128, filed with the Commission on November 24, 1993).
     10.1 Celadon Group, Inc. 1994 Stock Option Plan (incorporated by reference to Exhibit B to the Company's Proxy Statement on Schedule 14A, filed with the Commission on October 14, 1997).
     10.2 Employment Contract dated January 21, 1994 between the Company and Stephen Russell (incorporated by reference to Exhibit 10.43 to the Company's Registration Statement on Form S-1, Registration No. 33-72128, filed with the Commission on November 24, 1993).
     10.3 Amendment dated February 12, 1997 to Employment Contract dated January 21, 1994 between the Company and Stephen Russell (incorporated by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K filed with the Commission on September 12, 1997).
     10.4 Celadon Group, Inc. Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement on Schedule 14A, filed with the Commission on October 14
          1997).
     10.5 Amendment No. 2 dated August 1, 1997 to Employment Contract dated January 21, 1994 between the Company and Stephen Russell (incorporated by reference to Exhibit 10.54 to the Company's Quarterly Report on Form 10-Q filed with the Commission on February 11, 1998.
     10.6 Rights Agreement, dated as of July 20, 2000, between Celadon Group, Inc. and Fleet National Bank, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A, field with the Commission on July 20, 2000).
     10.7 Amendment No. 3 dated July 26, 2000 to Employment Contract dated January 21, 1994 between the Company and Stephen Russell (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K filed with the Commission on September 30, 2002).
     10.8 Amendment No. 4 dated April 4, 2002 to Employment Contract dated January 21, 1994 between the Company and Stephen Russell (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed with the Commission on September 30, 2002).
     10.9 Separation  Agreement dated March 3, 2000 between the Company and Paul
          A. Will (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed with the Commission on September 30,
          2002).
    10.10 Amendment dated September 30, 2001 to Separation Agreement between the Company and Paul A. Will dated March 3, 2000 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed with the Commission on September 30, 2002).
    10.11 Separation Agreement dated March 2, 2000 between the Company and David Shatto (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed with the Commission on September 30,
          2002).
    10.12 Amendment dated September 30, 2001 to Separation Agreement between the Company and David Shatto dated March 2, 2000 (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed with the Commission on September 30, 2002).
    10.13 Loan and Security Agreement dated September 26, 2002, among the Company, certain of its subsidiaries, Fleet Capital Corporation, Fleet Capital Canada Corporation and certain other lenders (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K filed with the Commission on September 30, 2002).
    10.14 Waiver and First Amendment to Loan and Security Agreement dated January 31, 2003 among the Company, certain of its subsidiaries, Fleet Capital Corporation, Fleet Capital Canada Corporation and certain other lenders (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed with the Commission on September 19, 2003).
    10.15 Waiver and Second Amendment to Loan and Security Agreement dated April 24, 2003 among the Company, certain of its subsidiaries, Fleet Capital Corporation, Fleet Capital Canada Corporation and certain other lenders (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed with the Commission on September 19, 2003).
    10.16 Third Amendment to Loan and Security Agreement dated August 21, 2003 among the Company, certain of its subsidiaries, Fleet Capital Corporation, Fleet Capital Canada Corporation and certain other lenders (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K filed with the Commission on September 19,
          2003).
    10.17 Amendment No. 5 dated November 20, 2002 to Employment Contract dated January 21, 1994 between the Company and Stephen Russell (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K filed with the Commission on September 19, 2003).
   10.18* Letter of Understanding and Mutual Agreement dated July 9, 2001 between the Company and Sergio Hernandez Aranda.

     14 Celadon Group, Inc. Code of Business Conduct and Ethics adopted by the Company on April 30, 2003 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed with the Commission on September 19, 2003).
     21 Subsidiaries (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K filed with the Commission on September 19,
          2003).
     23 Consent of Independent Auditors (incorporated by reference to Exhibit 23 to the Company's Annual Report on Form 10-K filed with the Commission on September 19, 2003).
    31.1* Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer.
    31.2* Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company's Chief Financial Officer.
    32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer (incorporated by reference to
          Exhibit 32.1 to the Company's Annual Report on Form 10-K filed with the Commission on September 19, 2003).
    32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company's Chief Financial Officer (incorporated by reference to
          Exhibit 32.2 to the Company's Annual Report on Form 10-K filed with the Commission on September 19, 2003).
    99.1 Risk Factors (incorporated by reference to Exhibit 99.1 to the Company's Annual Report on Form 10-K filed with the Commission on September 19, 2003).


-------------------------
*   Filed herewith

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CELADON GROUP, INC.

Date: May 14, 2004                  By: /s/ Stephen Russell
                                       ----------------------------------------
                                            Stephen Russell
                                            Chief Executive Officer and
                                            President

Date: May 14, 2004                  By: /s/ Paul A. Will
                                       ----------------------------------------
                                            Paul A. Will
                                            Executive Vice President and
                                            Chief Financial Officer