Form 10-Q/A
period 2004-03-31
CELADON GROUP INC
filed 2004-05-18
CIK 865941

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                               (Amendment No. 1)


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

                                EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-Q/A ("Amendment No. 1") amends the Quarterly Report on Form 10-Q of Celadon Group, Inc. for the fiscal quarter ended March 31, 2004, filed with the Securities and Exchange Commission on April 29, 2004 (the "Original Report"), by correcting errors in certain statistical information set forth in, and making certain other minor revisions to, Item 2 of
Part I of the Original Report. Specifically, the changes reflected in this Amendment No. 1. are as follows:

     o On page 11 the word "nearly" has been replaced with the word "approximately" as the third word in the second sentence of the second paragraph under the subheading "Business Overview";

     o On page 17, in the second sentence of the first paragraph under the subheading "Comparison of Nine Months Ended March 31, 2004 to Nine Months Ended March 31, 2003," the average revenue per total mile, excluding fuel surcharge, figure for the nine months ended March 31, 2003, has been changed from $1.178 to $1.164, and a corresponding change has been made to reflect that the improvement in average revenue per total mile, excluding fuel surcharge, from the 2003 period to the 2004 period was 4.1%, rather than 2.9% as indicated in the Original Report;

     o On page 17, in the fifth sentence of the first paragraph under the subheading "Comparison of Nine Months Ended March 31, 2004 to Nine Months Ended March 31, 2003," the average revenue per tractor per week, excluding fuel surcharge, figure for the nine months ended March 31, 2003, has been changed from $2,568 to $2,538, and a corresponding change has been made to reflect that the improvement in average revenue per tractor per week, excluding fuel surcharge, from the 2003 period to the 2004 period was 5.3%, rather than 4.1% as indicated in the Original Report; and

     o On page 25 the last sentence of the paragraph entitled "Commodity Price Risk" has been revised to reflect that the Company estimates that a 10% movement in fuel futures prices would have an approximately $80,000 impact under the Company's derivative contracts, rather than a $75,000 impact as stated in the Original Report.

     In connection with the filing of this Amendment No. 1 and pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, Celadon Group, Inc. is including as exhibits certain currently dated certifications of its Chief Executive Officer and Chief Financial Officer. Item 6 of Part II of this Amendment No. 1 has been revised to reflect the addition of these exhibits.

     This Amendment No. 1 only reflects the changes discussed above, and does not amend, update, or change any other items or disclosures contained in the Original Report.

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

     We operate in two main market sectors. In our international operations, we offer time-sensitive transportation in and between the United States, Mexico, and Canada. We generated approximately one-half of our revenue in fiscal 2003 from international movements, and we believe our approximately 150,000 annual border crossings make us the largest provider of international truckload movements in North America. We believe that our strategically located terminals and experience with the language, culture, and border crossing requirements of each North American country provide a competitive advantage in the international trucking marketplace.

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

Comparison of Nine Months Ended March 31, 2004 to Nine Months
Ended March 31, 2003

     Operating revenue increased by $16.5 million, or 6.0%, to $291.6 million for the nine months ended March 31, 2004, from $275.1 million for the same period in fiscal 2003. This increase was primarily attributable to a 4.1% improvement in average revenue per total mile, excluding fuel surcharge, to $1.212 from $1.164; an increase in average miles per tractor per week, to 2,205 from 2,181; and a 3.8% increase in average tractors to 2,254 from 2,172. The improvement in average revenue per total mile resulted primarily from better overall freight rates in the fiscal 2004 period, a decrease in the percentage of our freight comprised of automotive parts and a corresponding increase in the percentage of our freight comprised of consumer non-durables, and to a lesser extent a reduction in our percentage of non-revenue miles. The increase in miles per tractor per week primarily was attributable to stronger overall freight demand in the 2004 period. Revenue per tractor per week, excluding fuel surcharge, which is our primary measure of asset productivity, increased 5.3% to $2,673 in the nine months ended March 31, 2004, from $2,538 for the same period in fiscal 2003, as a result of increases in revenue per mile and miles per tractor. The increase in average tractors was primarily related to our acquisition of certain assets of Highway Express in August 2003. Revenue from TruckersB2B was $6.5 million for the nine months ended March 31, 2004, compared to $5.3 million for the same period in fiscal 2003. The TruckersB2B revenue increase resulted from an increase in member usage of various programs, including the fuel and tire discount programs.

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

     Commodity Price Risk. Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability. Fuel is subject to economic, political and market factors that are outside of our control. Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through the collection of fuel surcharges. However, fuel surcharges do not always fully offset increases in fuel prices. In addition, from time-to-time we may enter into derivative financial instruments to reduce our exposure to fuel price fluctuations. In accordance with SFAS 133, we adjust our derivative instruments to fair value through earnings on a monthly basis. As of March 31, 2004, we had 9% of estimated fuel purchases hedged through June 2004. These derivative contracts had no material impact on our results of operations for the nine months ended March 31, 2004. We estimate a 10% movement in the price of fuel futures would have an approximately $80,000 impact related to these derivative contracts.

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

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits -

          3.1 Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed with the Commission on November 24, 1993 (No. 33-72128).
          3.2 Certificate of Amendment of Certificate of Incorporation dated February 2, 1995 decreasing aggregate number of authorized shares to 12,179,985. Incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the fiscal year ended June 30, 1995 filed with the Commission on December 1, 1995.
          3.3 Certificate of Designation for Series A Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-K for the fiscal year ended June 30, 2000 filed with the Commission on September 28, 2000.
          3.4 By-laws of the Company. Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed with the Commission on November 24, 1993 (No. 33-72128).
        10.21 Fourth Amendment to Credit Agreement, dated January 16, 2004, among the Company, certain of its subsidiaries, Fleet Capital Corporation, Fleet Capital Canada Corporation, and certain other lenders.*
         31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         32.1  Certification  pursuant  to 18 U.S.C.  Section  1350,  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         32.2  Certification  pursuant  to 18 U.S.C.  Section  1350,  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         99.1  Private  Securities  Litigation  Reform  Act of 1995 Safe  Harbor
               Compliance Statement for Forward-Looking Statements.

----------------------------
*     Previously filed with the Original Report.

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


                                            Celadon Group, Inc.
                                               (Registrant)


Date: May 14, 2004                           /s/Stephen Russell
                                            -------------------
                                               Stephen Russell
                                            Chief Executive Officer


Date: May 14, 2004                           /s/Paul A. Will
                                            -----------------
                                               Paul A. Will
                                            Chief Financial Officer