Form 10-K
period 2004-06-30
CELADON GROUP INC
filed 2004-09-13
CIK 865941

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2004
                                       OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
         For the transition period from _________________ to ______________

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

On December 31, 2003, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock ($0.033 par value) held by non-affiliates (6,241,266 shares) was approximately $89.2 million, based upon the reported last sale price of the common stock on that date. The exclusion from such amount of the market value of shares of common stock owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.

The number of outstanding shares of the registrant's common stock as of the close of business on September 9, 2004 was 9,760,550.

                       Documents Incorporated by Reference
       Part III of Form 10-K - Portions of Definitive Proxy Statement for
                     the 2004 Annual Meeting of Stockholders

                               CELADON GROUP, INC.
                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                                           Page
PART I
         Item 1.         Business.........................................................................    3
         Item 2.         Properties.......................................................................   10
         Item 3.         Legal Proceedings................................................................   10
         Item 4.         Submission of Matters to a Vote of Security Holders..............................   10

PART II

         Item 5.         Market for Registrant's Common Stock and Related
                             Stockholder Matters..........................................................   11
         Item 6.         Selected Financial Data..........................................................   12
         Item 7.         Management's Discussion and Analysis of Financial
                             Condition and Results of Operations..........................................   13
         Item 7A.        Quantitative and Qualitative Disclosures About
                             Market Risk..................................................................   24
         Item 8.         Financial Statements and Supplementary Data......................................   25
         Item 9.         Changes in and Disagreements with Accountants on
                             Accounting and Financial Disclosure..........................................   49
         Item 9A.        Controls and Procedures..........................................................   49

PART III

         Item 10.        Directors and Executive Officers of the Registrant...............................   50
         Item 11.        Executive Compensation...........................................................   50
         Item 12.        Security Ownership of Certain Beneficial Owners
                             And Management and Related Stockholder Matters...............................   50
         Item 13.        Certain Relationships and Related Transactions...................................   50
         Item 14.        Principal Accountant Fees and Services...........................................   50

PART IV

         Item 15.        Exhibits, Financial Statement Schedules
                             and Reports On Form 8-K......................................................   51

SIGNATURES................................................................................................   55

                                      -2-

                                     PART I

Disclosure Regarding Forward Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information in Items 1, 3, 7, 7A and 8 of this Form 10-K constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, involve known and unknown risks, uncertainties and other factors which may cause the actual results, events, performance or achievements of the Company to be materially different from any future results, events, performance or achievements expressed or implied by such forward-looking statements. Words such as "anticipates," "estimates," "expects," "projects," "intends," "plans," "believes," and words or terms of similar substance used in connection with any discussion of future operating results, financial performance, or business plans identify forward-looking statements. All forward-looking statements reflect our management's present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. While it is impossible to identify all factors that may cause actual results to differ, the risks and uncertainties that may affect the Company's business, performance and results of operations include the factors listed on Exhibit 99.1 to this report, which is incorporated herein by reference. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-K.

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

     For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"), as amended.

     References to the "Company", "Celadon", "we", "us", "our" and words of similar import refer to Celadon Group, Inc. and its consolidated subsidiaries.

Item 1.  Business

Introduction

     We are one of North America's fifteen largest truckload carriers as measured by revenue. We generated $397.9 million in operating revenue during our fiscal year ended June 30, 2004. We have grown significantly since our incorporation in 1986 through internal growth and a series of acquisitions since 1995. As a dry van truckload carrier, we generally transport full trailer loads of freight from origin to destination without intermediate stops or handling. Our customer base includes Fortune 500 shippers such as DaimlerChrysler, General Electric, Philip Morris, Wal-Mart, Procter & Gamble, DuPont, and Target.

     We operate in two main market sectors. In our international operations, we offer time-sensitive transportation in and between the United States and its two largest trading partners, Mexico and Canada. We generated nearly one-half of our revenue in fiscal 2004 from international movements, and we believe our approximately 125,000 annual border crossings make us the largest provider of international truckload movements in North America. We believe that our strategically located terminals and experience with the language, culture, and border crossing requirements of each North American country provide a competitive advantage in the international trucking marketplace.

     We believe our international operations, particularly those involving Mexico, offer an attractive business niche for several reasons. First, the additional complexity and the need to establish cross-border business partners and to develop a strong organization and an adequate infrastructure in Mexico afford some barriers to competition that are not present in traditional U.S. truckload service. Second, the expected continued growth of Mexico's economy, particularly exports to the U.S., positions us to capitalize on our cross-border expertise. Third, we believe the opening of the border to Mexican drivers could provide us with a cost advantage based on differences in wages. The U.S. Supreme Court recently ruled that the United States can let Mexican trucks cross the border without the United States having to conduct the environmental study mandated by a lower court ruling. How to implement the border opening process is currently being evaluated.

     Our success is largely dependent upon the success of our operations in Mexico and Canada, and we are subject to risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of the countries in which we do business, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and United States export and import laws and social, political, and economic instability. Additional risks associated with our foreign operations, including restrictive trade policies and imposition of duties, taxes or government royalties by foreign governments, are present but largely mitigated by the terms of NAFTA. Information regarding our revenue derived from foreign external customers and long-lived assets located in foreign countries is set forth in Note 11 to the consolidated financial statements filed as part of this report.

     In addition to our international business, we offer a broad range of truckload transportation services within the United States, including regional, long-haul, dedicated, and logistics. With the acquisitions of certain assets of Burlington Motor Carriers in March 2002 and Highway Express in August 2003, we expanded our operations and service offerings within the United States and significantly improved our lane density, freight mix, and customer diversity. The Highway Express acquisition was particularly important to us, and we believe it has contributed to our recent operating improvements.

     We also operate TruckersB2B, Inc., a profitable marketing business that affords volume purchasing power for items such as fuel, tires, and equipment to approximately 16,480 member trucking fleets representing approximately 437,500 tractors. TruckersB2B represents a separate operating segment under generally accepted accounting principles. Information regarding revenue, profits and losses, and total assets of our transportation and e-commerce (TruckersB2B) operating segments is set forth in Note 11 to the consolidated financial statements filed as part of this report.

Operating and Marketing Strategy

     We approach our trucking operations as an integrated effort of marketing, customer service, and fleet management. As a part of our strategic plan, we identified as priorities: increasing our freight rates; decreasing our reliance on DaimlerChrysler and other automotive industry customers; raising our service standards; rebalancing lane flows to enhance asset utilization; and identifying and acquiring suitable acquisition candidates and successfully integrating acquired operations. To accomplish these objectives, we have sought to instill high levels of discipline, cooperation, and trust between our operations and sales departments and have consolidated the two departments under the leadership of our Chief Operating Officer, Tom Glaser. As a part of this combined effort, our operations and sales departments have developed the following strategies, goals, and objectives:

     o Seeking high yielding freight from targeted industries, customers, regions, and lanes that improves our overall network density and diversifies our customer and freight mix. We believe that by focusing our sales and marketing resources on target customers who have freight with specific cross-border or international needs, who ship high volumes of freight in lanes or regions where we already have equipment capacity positioned, or who have shipping needs in several regions that we serve, we can improve our equipment utilization, increase our average revenue per mile, and lower our average cost per mile. We have implemented yield management efforts that involve specific rate and productivity goals for new and existing business. As part of these efforts, we generally are seeking to replace less profitable freight with more favorable freight and to implement selective rate increases where possible. We believe that by reducing our exposure to automotive shippers such as DaimlerChrysler and increasing the amount of business that we do with less cyclical shippers, such as consumer products and non-durables companies, we will have more opportunities to pursue and obtain rate increases.

     o Focusing on asset productivity. Our primary productivity measure is revenue per tractor per week. Within revenue per tractor, we examine freight rates, non-revenue miles, and miles per tractor. We actively analyze customers and freight movements in an effort to enhance the revenue production of our tractors. We also attempt to concentrate our equipment in defined operating lanes to create more predictable movements, reduce non-revenue miles, and shorten turn times between loads. As a result of our recent initiatives to improve asset productivity, automotive parts now comprise a significantly lower proportion of our overall freight mix than they have historically, having been replaced primarily by consumer non-durables and other retail products.

     o Operating a modern fleet to reduce maintenance costs and improve safety and driver retention. We believe that updating our tractor and trailer fleets will produce several benefits, including lower maintenance and tire expenses, and enhanced safety, driver recruitment and retention, and equipment utilization. We recently have taken two important steps towards modernizing our fleet. First, in the second quarter of fiscal 2001, we shortened the replacement cycle for our tractors from five years to four years. Second, as a result of continuing changes in our customer base, in the first quarter of fiscal 2004 we made arrangements to replace all of the remaining 48-foot trailers in our fleet with new 53-foot trailers. These changes could produce significant benefits because maintenance and tire expenses increase significantly for tractors beyond the fourth year of operation and for trailers beyond the seventh year of operation, as wear and tear increases and some warranties expire. In addition, we anticipate our adoption of a uniform fleet of 53-foot trailers will allow us to operate fewer total trailers.

     o Continuing our emphasis on service, safety, and technology. We offer just-in-time, time-definite, and other premium transportation services to meet the expectations of our service-oriented customers. We believe that targeting premium service freight permits us to obtain higher rates, build long-term, service-based customer relationships, and avoid competition from railroad, intermodal, and trucking companies that compete primarily on the basis of price. We believe our recent safety record has been among the best in our industry. In March 2003, we were awarded first place in fleet safety among all truckload fleets that log more than 100 million miles per year at the Truckload Carriers Association Annual Conference. We have made significant investments in technologies that are intended to reduce costs, afford a competitive advantage with service-sensitive customers, and promote economies of scale. Examples of these technologies are Qualcomm satellite-based tracking and communications systems, our proprietary CelaTrac system that enables customers to track shipments and access other information via the Internet, and document imaging. We believe we are the only carrier offering Internet shipment tracking in all three North American countries.

     o Maintaining our leading position in cross-border truckload shipments while offering diversified, nationwide transportation services in the U.S. We believe our strategically located terminals and experience with the languages, cultures, and border crossing requirements of all three North American countries provide us with competitive advantages in the international trucking marketplace. As a result of these advantages, we believe we are the industry leader in cross-border movements between North American countries. We supplement these cross-border shipments, which comprised over 50% of our revenue in fiscal 2004, with domestic freight from service-sensitive customers.

     o Seeking strategic acquisitions to broaden our existing domestic operations. We have made seven trucking company acquisitions since 1995 (including our acquisition of Cheetah Transportation, Inc. which we disposed of in June 2001), and continue to evaluate acquisition candidates. Our current acquisition strategy, as evidenced by our purchases of certain assets of Burlington Motor Carriers in 2002 and Highway Express in 2003, is focused on broadening our domestic operations through the addition of carriers that improve our lane density, customer diversity, and service offerings.

     o Capitalizing on the opening of the U.S.-Mexican border. In December 2001, the U.S. Congress enacted legislation providing for the opening of the Mexican border consistent with NAFTA. The opening of the border would for the first time permit Mexican drivers to move loads without restrictions between Mexico and points in the U.S. On January 16, 2003, a U.S. federal appeals court ruled that the border opening would be delayed pending an environmental study. The matter was appealed to the U.S. Supreme Court, which recently ruled that the United States can let Mexican trucks cross the border without the United States having to conduct the environmental study. How to implement the border opening process currently is being evaluated. Due to our extensive experience managing drivers in Mexico through Jaguar, our Mexico City-based subsidiary, we believe that we are well positioned to take advantage of the opportunities associated with the eventual opening of the border. In particular, we expect to be able to generate significant cost savings by utilizing lower cost Mexican drivers in the U.S. on shipments to and from Mexico.

Other Services

     TruckersB2B. Our TruckersB2B subsidiary is a profitable marketing business that affords volume purchasing power for items such as fuel, tires, insurance, and other products and services to small and medium-sized trucking companies through its website, www.truckersb2b.com. TruckersB2B provides small and medium-sized trucking company members with the ability to cut costs and thereby compete more effectively and profitably with the larger fleets. TruckersB2B has approximately 16,480 member trucking fleets representing approximately 437,500 tractors. Over the past four years, TruckersB2B has improved to $8.1 million in revenue and an operating profit of $1.5 million in fiscal 2004, from $4.4 million in revenue and an operating loss of $2.3 million in fiscal 2001. TruckersB2B continues to introduce complementary products and services to drive its growth and attract new fleets. For example, TruckersB2B recently entered into a marketing arrangement with a leading provider of insurance products to the trucking industry. We believe this represents a significant growth opportunity for TruckersB2B.

     Kuwait Joint Venture. In February 2004, we entered into a joint venture arrangement with a Kuwaiti investment group pursuant to which we have agreed to manage a trucking operation based in Kuwait. This venture has been formed to provide transportation services to suppliers involved in rebuilding efforts in Iraq. The joint venture will operate under the name Celadon East Transport Company, SAK.

     Under the terms of this arrangement, the Kuwaiti investment group will fund all start-up costs, historical and future capital requirements, and operating expenses, while we will provide operational, marketing, logistics, and management services to the joint venture. In exchange for these services, we will receive a portion of the joint venture's operating income, a monthly management fee, and reimbursement of our costs. In addition, we have the option to acquire up to a 49% interest in the joint venture. We have no obligation to fund operating losses. John Hekman, who joined us following our acquisition of certain assets of Highway Express in August 2003, where he was the Vice President of Administration, is directing the development of our gulf region operations and is responsible for the joint venture's government and military contracting activities. David Shatto, our Executive Vice President -- Corporate Development, is responsible for management oversight of the venture, a role which he will fulfill primarily from our Indianapolis headquarters. Other than Mr. Hekman's assignment and Mr. Shatto's oversight responsibilities, we do not expect to transfer any employees to, or have any other resources from our North American operations engaged in, the joint venture.

     Zipp Logistics. Through our subsidiary, Zipp Logistics, we provide warehousing services to three Fortune 500 companies. Our warehouse facilities are located near our customers' manufacturing plants. We also transport the manufacturing component parts to our warehouses and sequence those parts for our customers. We then transport completed units from our customers' plants.

Industry and Competition

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

     Transportation of goods between the United States or Canada and Mexico consists of three components: (i) transport from the point of origin to the Mexican border, (ii) drayage, which is transportation across the border, and
(iii) transportation from the border to the final destination. While the truckload industry is highly competitive and fragmented, we are one of a limited number of companies that is able to provide or arrange for door-to-door transport service between points in the United States, Canada and Mexico. Although both service and price drive competition in the premium long haul, time sensitive portion of the market, we rely primarily on our high level of service to attract customers. This strategy requires us to focus on market segments that employ just-in-time inventory systems and other premium services. Our competitors for freight include other long-haul truckload carriers and, to a lesser extent, medium-haul truckload carriers and railroads. We also compete with other trucking companies for the services of drivers. Some of the truckload carriers with which we complete have greater financial resources, operate more revenue equipment, and carry a larger total volume of freight than us.

     TruckersB2B is a business-to-business savings program, for small and mid-sized fleets. Competitors include other large trucking companies and other business-to-business buying programs.

Customers

     We target large service-sensitive customers with time-definite delivery requirements throughout the United States, Canada and Mexico. Our customers frequently ship in the north-south lanes (i.e., to and from locations in Mexico and locations in the United States and Eastern Canada). The sales and marketing personnel in our offices work together to source northbound and southbound transport, in addition to other transportation solutions. We currently service in excess of 2,900 trucking customers. Our premium service to these customers is enhanced by a high trailer-to-tractor ratio, state-of-the-art technology, well-maintained tractors and trailers, and 24/7 dispatch and reporting services. The principal types of freight transported include automotive parts, paper products, manufacturing parts, semi-finished products, textiles, appliances, retail and toys.

     Our largest customer is DaimlerChrysler, which accounted for approximately 9%, 12%, and 19% of our total revenue for fiscal 2004, 2003, and 2002, respectively. We transport DaimlerChrysler original equipment automotive parts primarily between the United States and Mexico, and DaimlerChrysler after-market replacement parts and accessories within the United States. We have an agreement with DaimlerChrysler for international freight for the Chrysler division, which expires in October 2006. No other customer accounted for more than 5% of our total revenue during any of our three most recent fiscal years.

Drivers and Personnel

     At June 30, 2004, we employed 3,091 persons, of whom 2,150 were drivers, 204 were truck maintenance personnel, 583 were administrative personnel, and 154 were dedicated services personnel and TruckersB2B personnel. None of our U.S. or Canadian employees are represented by a union or a collective bargaining unit.

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

     Independent contractors are utilized through a contract with us to supply one or more tractors and drivers for our use. Independent contractors must pay their own tractor expenses, fuel, maintenance, and driver costs and must meet our specified guidelines with respect to safety. A lease-purchase program that we offer provides independent contractors the opportunity to lease-to-own a tractor from us. As of June 30, 2004, there were 358 independent contractor tractors and 94 lease-purchase independent contractor tractors providing a combined 18% of our tractor capacity.

Revenue Equipment

     Our equipment strategy is to utilize late-model tractors and high-capacity trailers, actively manage equipment throughout its life cycle, and employ a comprehensive service and maintenance program.

     Over the past several years, we have determined that the average annual cost of maintenance and tires for tractors in our fleet rises substantially after the first four years due to a combination of greater wear and tear and the expiration of some warranty coverages. We believe these costs rise late in the trade cycle for our trailers as well. We anticipate that we will achieve ongoing savings in maintenance and tire expense by replacing tractors and trailers more often. In addition, we believe operating newer equipment will enhance our driver recruiting and retention efforts. Accordingly, we recently have shortened our normal tractor replacement cycle to four years of service from five years of service. We further reduce exposure to declines in the resale value of our equipment by entering into agreements with certain manufacturers providing for pre-established resale values upon trade-in of existing equipment. Approximately 72% of tractors and 39% of trailers are under these arrangements.

     The  average  age of  our  owned  and  leased  tractors  and  trailers  was approximately 2.1 and 4.6 years, respectively, at June 30, 2004, and approximately 2.7 and 6.1 years, respectively, at June 30, 2003. We utilize a comprehensive maintenance program to minimize downtime and control maintenance costs. Centralized purchasing of spare parts and tires, and centralized control of over-the-road repairs are also used to control costs.

Fuel

     We purchase the majority of our fuel through a network of over 100 fuel stops throughout the United States and Canada. We have negotiated discounted pricing based on certain volume commitments with these fuel stops. We maintain bulk fueling facilities in Indianapolis, Laredo, and Kitchener, Ontario to further reduce fuel costs.

     Shortages of fuel, increases in prices or rationing of petroleum products can have a materially adverse effect on our operations and profitability. Fuel is subject to economic, political and market factors that are outside of our control. We have historically been able to recover a portion of high fuel prices from customers in the form of fuel surcharges. However, a portion of the fuel expense increase is not recovered due to several factors, including the base fuel price levels which determine when surcharges are collected, truck idling, empty miles between freight shipments, and out-of-route miles. We cannot predict whether high fuel price levels will occur in the future or the extent to which fuel surcharges will be collected to offset such increases.

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

     Beginning January 4, 2004, carriers were required to comply with several changes to DOT hours-of-service requirements that may have a positive or negative effect on driver hours (and miles). The new rules allow drivers to drive up to 11 hours instead of the 10 hours permitted under prior regulations, subject to the new 14-hour on-duty maximum described below. The rules will require a driver's off-duty period to be 10 hours, compared to 8 hours under prior regulations. In general, drivers may not drive beyond 14 hours in a 24-hour period, compared to not being permitted to drive after 15 hours on-duty under the prior rules. During the new 14-hour consecutive on-duty period, the only way to extend the on-duty period is by the use of a sleeper berth period of at least two hours that is later coupled with a second sleeper berth break to equal 10 hours. Under the prior rules, during the 15-hour on-duty period, drivers were allowed to take multiple breaks of varying lengths of time, which could be either off-duty time or sleeper berth time, that did not count against the 15-hour period. There was no change to the rule that precludes drivers from driving after being on-duty for a maximum of 70 hours in 8 consecutive days. However, under the new rules, drivers can "restart" their 8-day clock by taking at least 34 consecutive hours off duty.

     Recently a citizens' advocacy group successfully petitioned the courts that the new rules were developed without driver health in mind. The Federal Motor Carrier Safety Administration ("FMCSA") was given until the end of August 2004 to propose new rules. The FMCSA has petitioned the court for a stay which would allow the new rules to stay in effect while the FMCSA reviews the rules. It is unclear if there will be changes to the hours-of-service rules or the extent of the change. Given this uncertainty, we are unable to determine the effect on driver hours and our operations. The DOT is also considering implementing stronger safety requirements on trucks. These regulatory changes may have an impact on our profitability in the future.

     Our operations are subject to various federal, state, and local environmental laws and regulations, implemented principally by the EPA and similar state regulatory agencies, governing the management of hazardous wastes, other discharge of pollutants into the air and surface add underground waters, and the disposal of certain substances. We do not believe that compliance with these regulations has a material effect on our capital expenditures, earnings, and competitive position.

     In addition, the engines used in our newer tractors are subject to new emissions control regulations. The EPA recently adopted new emissions control regulations, which require progressive reductions in exhaust emissions from diesel  engines  through  2007.  The new  regulations  decrease  the  amount  of emissions that can be released by truck engines. Compliance with such regulations has increased the cost of our new tractors and could impair equipment productivity, lower fuel mileage, and increase our operating expenses. Some manufacturers have significantly increased new equipment prices, in part to meet new engine design requirements.

Cargo Liability, Insurance, and Legal Proceedings

     We are a party to routine litigation incidental to our business, primarily involving claims for bodily injury or property damage incurred in the transportation of freight. We are responsible for the safe delivery of cargo. We have increased the self-insured retention portion of our insurance coverage for most claims significantly over the past several years. For fiscal 2005, we renewed our auto liability policy, self-insuring for personal injury and property damage claims for amounts up to $2.5 million per occurrence. The following chart reflects the major changes in our auto liability program since July 1, 2002:

                                                                  Primary Coverage
       Coverage Period               Primary Coverage              SIR/Deductible             Primary and Excess
       ---------------               ----------------              --------------             ------------------
July 2002 - June 2003                  $11.0 million                 $1.0 million *              $26.0 million
July 2003 - June 2004                  $10.0 million                 $1.0 million **             $25.0 million
July 2004 - June 2005                  $10.0 million                 $2.5 million                $35.0 million

--------------------
* Subject to an additional $1.0 million aggregate corridor deductible in the $1.0 million - $2.0 million coverage layer which could potentially result in a possible additional self-insured retention of up to $1.0 million for the coverage period.
** Subject to an additional $2.75 million self-insured aggregate amount, limited to $1.5 million per occurrence, which resulted in the total self-insured retention of up to $2.5 million per occurrence, until the $2.75 million retention is utilized.

     We are also responsible for administrative expenses, for each occurrence involving personal injury or property damage. We are also self-insured for the full amount of all our physical damage losses, for workers' compensation losses up to $1.5 million per claim, and for cargo claims up to $100,000 per shipment. Subject to these self-insured retention amounts, our current workers' compensation policy provides coverage up to a maximum per claim amount of $10.0 million, and our current cargo loss and damage coverage provides coverage up to $1.0 million per shipment. We maintain separate insurance in Mexico consisting of bodily injury and property damage coverage with acceptable deductibles. Management believes our uninsured exposure is reasonable for the transportation industry, based on previous history.

     There are various claims, lawsuits, and pending actions against us and our subsidiaries that arise in the normal course of business. We believe many of these proceedings are covered in whole or in part by insurance and that none of these matters will have a materially adverse effect on our consolidated financial position or results of operations in any given period.

Seasonality

     We have substantial operations in the Midwestern and Eastern U.S. and Canada. In those geographic regions, our tractor productivity may be adversely affected during the winter season because inclement weather may impede our operations. Moreover, some shippers reduce their shipments during holiday periods as a result of curtailed operations or vacation shutdowns. At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and harsh weather creating higher accident frequency, increased claims, and more equipment repairs.

Internet Website

     We maintain an Internet website where additional information concerning our business can be found. The address of that website is www.celadontrucking.com. All of our reports filed with or furnished to the Securities and Exchange
Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Exchange Act, including our annual report on Form10-K, quarterly reports on Form 10-Q, or current reports on Form 8-K, and amendments thereto are made available free of charge on or through our Internet website as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

Non-Audit Services Performed by Independent Accountants

     We are responsible for disclosing to investors the non-audit services pursuant to Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002. Non-audit services are defined as services other than those provided in connection with an audit or review of our financial statements. Our current non-audit services consist of a tax outsourcing agreement with Ernst & Young LLP, which was approved by our Audit Committee prior to commencement. Future non-audit services will be processed in the same manner.

Item 2.  Properties

     We operate a network of 18 terminal locations, including facilities in Laredo and El Paso, Texas, which are the two largest inland freight gateway cities between the U.S. and Mexico. Our operating terminals currently are located in the following cities:

         United States                             Mexico                              Canada
---------------------------------     ---------------------------------    --------------------------------
Baltimore, MD (Leased)                Guadalajara (Leased)                 Kitchener, ON (Leased)
Dallas, TX (Owned)                    Mexico City (Leased)
Detroit, MI (Leased)                  Monterrey (Leased)
El Paso, TX (Owned)                   Nueva Laredo (Leased)
Greensboro, NC (Leased)               Puebla (Leased)
Hampton, VA (Leased)                  Queretero (Leased)
Indianapolis, IN (Leased)             Tijuana (Leased)
Laredo, TX (Owned)
Louisville, KY (Leased)
Richmond, VA (Leased)

     Our executive and administrative offices occupy four buildings located on 30 acres of property in Indianapolis, Indiana. The Indianapolis, Laredo, and Kitchener terminals include administrative functions, lounge facilities for drivers, parking, fuel, maintenance, and truck washing facilities. A portion of the Indianapolis facility is used for the operations of Truckers B2B. All of our other owned and leased facilities are utilized exclusively by our transportation segment.

Item 3.  Legal Proceedings

     See discussion under "Cargo Liability, Insurance, and Legal Proceedings" in
Item 1, and Note 10 to the consolidated financial statements, "Commitments and Contingencies." In the fourth quarter of fiscal 2004, we were involved in a significant accident for which we have reserved $2.75 million, which amount is comprised of the entire amount of our self-insured retention, or $2.5 million, and anticipated legal and related expenses.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted for a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2004.

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

Price Range of Common Stock

     Our common stock is listed on the NASDAQ National Market under the symbol "CLDN." The following table sets forth the range of high and low bid prices as quoted on the NASDAQ National Market for the periods indicated:

          Fiscal 2003                            High           Low
---------------------------------               ------        -------
Quarter ended September 30, 2002                $13.12        $ 7.12
Quarter ended December 31, 2002                 $12.20        $ 7.85
Quarter ended March 31, 2003                    $13.04        $ 7.45
Quarter ended June 30, 2003                     $10.01        $ 7.10

          Fiscal 2004
---------------------------------
Quarter ended September 30, 2003                $14.48        $ 8.93
Quarter ended December 31, 2003                 $14.73        $11.55
Quarter ended March 31, 2004                    $16.79        $12.69
Quarter ended June 30, 2004                     $18.00        $13.49

     On September 8, 2004, there were approximately 130 holders of our Common Stock based upon the number of record holders on that date. We estimate that we have approximately 2,000 stockholders because a substantial number of shares are held of record by brokers or dealers for their customers in street names.

Dividend Policy

     We have never paid a cash dividend on our common stock. We currently intend to continue to retain earnings to finance the growth of our business and reduce our indebtedness rather than to pay dividends. Our ability to pay cash dividends currently is prohibited by restrictions contained in our revolving credit facility. Future payments of cash dividends will depend on our financial condition, results of operations, capital commitments, restrictions under our then-existing debt agreements, and other factors our board of directors may consider relevant.

Equity Compensation Plan Information

     The following table summarizes our equity compensation plans as of June 30, 2004:

                                                                                                       (c)
                                                                                              Number of securities
                                                                                              remaining available
                                                (a)                       (b)                  for future issuance
                                       Number of securities        Weighted-average               under equity
                                       issued upon exercise         exercise price of           compensation plans
                                      of outstanding options      outstanding options,        (excluding securities
    Plan Category                      warrants and rights       warrants and rights        reflected in column (a))
------------------------------       ------------------------    ---------------------      ------------------------
Equity compensation plans
 approved by security holders               1,001,551                   $6.55                       120,569
Equity compensation plans not
 approved by security holders             Not applicable             Not applicable              Not applicable

Item 6.  Selected Financial Data

     The statement of operations data and balance sheet data presented below have been derived from our consolidated financial statements and related notes thereto. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes thereto.

                                                     2004         2003        2002        2001        2000
                                                  ---------    ---------   ---------   ---------   ---------
                                            (in thousands, except per share data, operating data, and percentages)
Statement of Operations Data:
Operating revenue...............................   $397,923     $367,105    $336,999    $351,818    $351,569
Operating expense(1)............................    390,852      354,371     326,454     351,162     345,991
                                                  ---------    ---------   ---------   ---------    --------

Operating income(1).............................      7,071       12,734      10,545         656       5,578
Interest expense, net(2)........................      3,723        6,201       7,487       9,280       9,238
Other expense (income)..........................        180           (3)        134        (331)        256
Minority interest in subsidiary..................       ---          ---         ---        (331)       (547)
                                                  ---------    ---------   ---------   ---------    --------
Income (loss) before income taxes...............      3,168        6,536       2,924      (7,962)     (3,369)
Provision (benefit) for income taxes.............     3,443        2,948       1,215      (2,626)     (1,328)
                                                  ---------    ---------   ---------   ---------    --------
Net income (loss)(1)(2).........................   $   (275)    $  3,588    $  1,709    $ (5,336)   $ (2,041)
                                                  ==========   =========   =========   ==========  ==========
Diluted earnings (loss) per share (1)(2)........   $  (0.03)    $   0.45    $   0.22    $  (0.70)   $  (0.26)
                                                  ==========   =========   =========   ==========  ==========
Weighted average diluted shares outstanding.....      7,986        8,035       7,753       7,649       7,777

Balance Sheet Data (at end of period)
  Working capital...............................   $ 20,108     $  8,343    $ 12,905    $ 13,352    $ 22,087
  Total assets..................................    151,310      162,073     190,031     194,916     215,322
  Long-term debt, revolving lines of credits,
      and capital lease obligations, including
      current maturities........................     14,494       60,794      97,022     105,245     115,446
  Stockholders' equity..........................     82,830       57,252      53,916      52,063      58,407

Operating Data:
  For period(3):
  Average revenue per loaded mile (4)...........   $  1.322     $  1.266    $  1.232     $ 1.236    $  1.258
  Non-revenue miles percentage..................        7.4%         7.7%        7.9%        8.0%        7.7%
  Average revenue per total mile (4)............   $  1.225     $  1.169    $  1.134     $ 1.137    $  1.160
  Average revenue per tractor per week(4).......   $  2,723     $  2,546    $  2,548     $ 2,533    $  2,552
  Average length of haul........................        994          942         950         987       1,098
At end of period:
  Total tractors(5).............................      2,531        2,491       2,568       2,368       2,580
  Average age of company tractors (in years)(6).        2.1          2.7         2.3         2.0         2.2
  Total trailers(5) ............................      6,966        7,142       6,758       6,537       7,042
  Average age of company trailers (in years)(6).        4.6          6.1         4.8         4.2         3.8
---------------------
(1)  Includes:  (a) a $3.3 million pretax loss on the  disposition of equipment in the quarter ended  September 30, 1999; (b) a $0.8 million pretax  write-off of deferred initial public offering costs for TruckersB2B in the year ended June 30, 2001; (c) a $3.7 million  pretax loss on disposal of former  flatbed  unit in the quarter  ended June 30, 2001;  and (d) a $9.8  million  pretax impairment  charge in the quarter ended September 30, 2003,  relating to the disposition of our  approximately  1,600 remaining
     48-foot trailers.
(2)  Includes a $0.9 million pretax write-off of loan origination  costs relating to replacement of a credit facility in the quarter ended September 30, 2002.
(3)  Unless  otherwise  indicated,  operating data and  statistics  presented in this table and elsewhere in this report are for our truckload revenue and operations and exclude revenue and operations of TruckersB2B;  our Mexican  subsidiary,  Jaguar;  and our less-than  truckload,  local trucking (or  "shuttle"),  brokerage,  logistics,  and airfreight  operations.  Operating data and statistics  for the fiscal years ended June 30, 1999,  2000,  and 2001 also  exclude the revenue and  operations  of our former flatbed division. (4) Excludes fuel surcharges.
(5)  Total fleet, including equipment operated by independent contractors and our Mexican subsidiary, Jaguar.
(6)  Total company fleet, including equipment operated by our Mexican subsidiary, Jaguar.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     We are one of North America's fifteen largest truckload carriers, generating approximately $397.9 million in operating revenue for our fiscal year ended June 30, 2004. We have grown significantly since our incorporation in 1986 through internal growth and a series of acquisitions since 1995. As a dry van truckload carrier, we generally transport full trailer loads of freight from origin to destination without intermediate stops or handling. We operate in two main market sectors. In our international operations, we offer time-sensitive transportation in and between the United States and its two largest trading partners, Mexico and Canada. We generated approximately one-half of our revenue in fiscal 2004 from international movements, and we believe our approximately 125,000 annual border crossings make us the largest provider of international truckload movements in North America. In addition to our international business, we offer a broad range of truckload transportation services within the U.S., including regional, long-haul, dedicated, and logistics. We also operate TruckersB2B, a profitable marketing business that affords volume purchasing power for items such as fuel, tires, and equipment to approximately 16,480 member trucking fleets representing approximately 437,500 tractors. Under generally accepted accounting principles, TruckersB2B constitutes a separate operating segment. Information regarding revenue, profits or losses, and total assets of each of our operating segments (transportation and e-commerce (TruckersB2B)) is set forth in Note 11 to the consolidated financial statements filed as part of this report.

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

     The trucking industry has experienced significant increases in expenses over the past three years, in particular those relating to equipment costs, driver compensation, insurance, and fuel. As the United States economy has expanded, many trucking companies, including Celadon, have been able to raise freight rates to cover the increased costs. This is primarily due to industry-wide tight capacity of tractors and trailers, which in general has arisen because many fleets have stated they will not add equipment until margins improve. In addition, competition for drivers has become increasingly intense, as the expanding economy has provided alternative jobs at the same time as increasing freight demand. To obtain capacity, shippers have been willing to accept the largest rate increases in recent memory. As long as freight demand continues to exceed truck capacity, we expect increases in driver pay by many carriers, which we may do as well, and higher freight rates.

     In connection with our fleet upgrade, we have financed, and plan to continue to finance, most of our new tractors and trailers with off-balance sheet operating leases. As a result of our increased use of operating leases and the application of proceeds from our recent stock issuance, we have reduced our balance sheet debt, including capital lease obligations, to $14.5 million at June 30, 2004, from $60.8 million at June 30, 2003, and from $97.0 million at June 30, 2002. Financing revenue equipment acquisitions with operating leases, rather than borrowings or capital leases, moves the interest component of our financing activities into "above-the-line" operating expenses on our statements of operations. Consequently, we believe that pretax margin (income before income taxes as a percentage of operating revenue) is a more useful measure of our operating performance than operating ratio (operating expenses as a percentage of operating revenue) because it eliminates the effect of our revenue equipment financing decisions.

     In fiscal 2002, we began to implement a strategic plan designed to improve our profitability. The primary components of our strategic plan are improving our freight mix by replacing lower yielding freight with more profitable freight; diversifying our customer base; upgrading our equipment fleet;
emphasizing discipline in all aspects of our operations; and successfully identifying and acquiring suitable acquisition candidates and integrating acquired operations. We believe the ongoing implementation of our strategic plan has contributed to the recent improvements in our operating performance and profitability.

     Our operating revenue improved 8.4% to $397.9 million in fiscal 2004 from $367.1 million in fiscal 2003. We experienced a net loss of $0.3 million in fiscal 2004 compared to net income of $3.6 million in 2003. Included in those results were a $9.8 million pretax impairment charge related to our decision to dispose of certain used trailers and a $3.1 million fuel tax refund in fiscal 2004 and a $0.9 million pretax write-off of loan origination costs in fiscal 2003. Excluding the impact of these items, which we believe to be non-recurring, and we would have generated pre-tax income of $9.9 million in fiscal 2004 compared to pre-tax income of $7.5 million in fiscal 2003. We believe that excluding the impact of these items affords investors with a consistent basis for comparing our operating results from year-to-year.

Stock Issuance

     In the fourth quarter of fiscal 2004, we issued 1.85 million shares of our common stock in a public offering. The stock issuance resulted in net proceeds to us of approximately $25.1 million. We used the proceeds to repay all amounts outstanding under our revolving credit facility. The balance of the net proceeds were used to pay off debt and leases related to equipment.

Results of Operations

     The following table sets forth the percentage relationship of revenue and expense items to operating revenue for the periods indicated.

                                                                                  Fiscal year ended June 30,
                                                                                2004             2003          2002
                                                                                ----             ----          ----
Operating revenue.........................................................     100.0%            100.0%        100.0%
Operating expenses:
   Salaries, wages, and employee benefits.................................      31.3              30.4          29.8
   Fuel...................................................................      13.6              13.0          10.7
   Operations and maintenance.............................................       8.3               8.6           8.3
   Insurance and claims...................................................       4.8               3.8           3.6
   Depreciation, amortization, and impairment charges(1)..................       6.5               3.8           4.1
   Revenue equipment rentals..............................................       7.6               6.7           6.5
   Purchased transportation...............................................      19.5              23.3          26.8
   Cost of products and services sold.....................................       1.2               1.2           1.2
   Professional and consulting fees.......................................       0.6               0.7           0.5
   Communication and utilities............................................       1.0               1.1           1.2
   Operating taxes and licenses...........................................       2.1               2.0           2.0
   General and other operating ...........................................       1.7               1.9           2.2
                                                                                 ---               ---           ---

      Total operating expenses............................................      98.2              96.5          96.9
                                                                                ----              ----          ----

Operating income..........................................................       1.8               3.5           3.1
Other (income) expense:
   Interest expense, net(2)...............................................       0.9               1.7           2.2
   Other (income) expense ................................................       0.1               ---           ---
                                                                                 ---               ---           ---

Income before income taxes................................................       0.8               1.8           0.9
Provision for income taxes................................................       0.9               0.8           0.4
                                                                                 ---               ---           ---

Net income (loss).........................................................      (0.1)%             1.0%          0.5%
                                                                                ======             ====          ====
--------------------
(1)  Includes a $9.8 million trailer impairment charge or 2.5% of operating revenue in fiscal 2004.
(2)  Includes a $914,000 pretax write-off of unamortized  loan  origination  costs for refinancing our line of credit in the quarter ended September 30, 2002.

Fiscal year ended June 30, 2004, compared with fiscal year ended June 30, 2003

     Operating  revenue  increased by $30.8 million,  or 8.4%, to $397.9 million for fiscal 2004, from $367.1 million for fiscal 2003. This increase was primarily attributable to a 4.8% improvement in average revenue per total mile, excluding fuel surcharge, from $1.169 to $1.225, a 2.0% increase in average miles per tractor per week, from 2,179 to 2,223, and a 4.1% increase in average tractors from 2,172 to 2,262. The improvement in average revenue per total mile resulted primarily from better overall freight rates in fiscal 2004, a decrease in the percentage of our freight comprised of automotive parts and a corresponding increase in the percentage of our freight comprised of consumer non-durables, and to a lesser extent a reduction in our percentage of non-revenue miles. The increase in miles per tractor per week was primarily attributable to stronger overall freight demand in the 2004 period. Revenue per tractor per week, excluding fuel surcharge, which is our primary measure of asset productivity, increased 7.0% to $2,723 in fiscal 2004, from $2,546 for fiscal 2003, as a result of increases in revenue per mile and miles per tractor. The increase in average tractors was primarily related to our acquisition of certain assets of Highway in the first quarter of fiscal 2004. Revenue for TruckersB2B was $8.1 million in fiscal 2004, compared to $7.2 million in fiscal 2003. The TruckersB2B revenue increase resulted from an increase in member usage of various programs, including the fuel and tire discount programs.

     Salaries, wages, and employee benefits were $124.5 million, or 31.3% of operating revenue, for fiscal 2004, compared to $111.6 million, or 30.4% of operating revenue, for fiscal 2003. The increase in the overall dollar amount primarily was related to a 16.6% increase in company miles, which in turn increased driver wages. The 0.9% increase in this expense category as a percentage of operating revenue was primarily attributable to an increase in the percentage of our fleet comprised of company trucks, an increase in driver compensation, and an increase in administrative payroll and related expenses for the Highway Express employees. We expect this line item to increase in the near term primarily because of a driver pay increase implemented during March 2004.

     Fuel expenses increased to $54.0 million, or 13.6% of operating revenue, for fiscal 2004, compared to $47.6 million, or 13.0% of operating revenue, for the same period in fiscal 2003. This increase was primarily attributable to a 16.6% increase in company miles and an increase in average fuel prices of approximately $0.06 per gallon. Fuel expense was partially offset by the collection of $12.7 million in fuel surcharge revenue in the fiscal 2004 period, compared to $9.0 million in the fiscal 2003 period. In addition, fuel expense was reduced by a $3.1 million fuel tax refund relating to prior years. We expect fuel prices may remain at relatively high levels due to low inventory and unrest in the Middle East. Higher fuel prices will increase our operating expenses to the extent we cannot offset them with surcharges.

     Operations and maintenance expenses increased to $33.1 million for fiscal 2004, from $31.7 million for fiscal 2003. This dollar amount increase was primarily the result of our larger fleet of company-operated equipment in fiscal 2004. As a percentage of operating revenue, operations and maintenance decreased to 8.3% of revenue for fiscal 2004, compared to 8.6% for fiscal 2003. The decrease in maintenance expense as a percentage of revenue in the fiscal 2004 period was primarily the result of our fleet upgrade initiative, as newer tractors and trailers generally require less maintenance, which was partially offset by a larger percentage of our fleet being comprised of company-operated equipment in the fiscal 2004 period. Operations and maintenance consist of direct operating expense, maintenance and tire expense.

     Insurance and claims expense was $18.9 million, or 4.8% of operating revenue, for fiscal 2004, compared to $14.1 million, or 3.8% of operating revenue, for fiscal 2003. The primary reason for the increase in insurance and claims expense relates to one significant accident that occurred and was accrued for in the fourth quarter of fiscal 2004. Our insurance expenses consist of premiums for liability, physical damage, and cargo damage insurance. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We regularly evaluate our insurance program in an effort to maintain a balance between premium expense and the risk retention we are willing to assume.

     Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to $25.8 million, or 6.5% of operating revenue, in fiscal 2004 from $13.8 million, or 3.8% of operating revenue, for fiscal 2003. This increase was primarily attributable to the pretax impairment charge of $9.8 million, or 2.5% of operating revenue in fiscal 2004 related to a plan to dispose of all 48-foot trailers in addition to 53-foot trailers over nine years old. We disposed of approximately 1,600 1994-1998 model year trailers and replaced them with 1,300 2004/2005 model year trailers. We also incurred higher depreciation due to the equipment we acquired in the Highway Express acquisition and losses on disposition of some of the tractors acquired from Burlington Motor Carriers. These items were partially offset by our increased use of operating leases to finance acquisitions of revenue equipment. Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases. We expect most of the new tractors and trailers acquired in connection with our fleet upgrade will be financed under off-balance sheet operating leases. In such event, we expect a decrease in depreciation and amortization going forward, excluding the impact of the impairment charge.

     Revenue equipment rentals were $30.2 million, or 7.6% of operating revenue, in fiscal 2004, compared to $24.5 million, or 6.7% of operating revenue, for fiscal 2003. This increase was attributable to a higher proportion of our tractor and trailer fleet held under operating leases during the 2004 period. As we expect to finance most of our new tractors and trailers under off-balance sheet operating leases, we expect revenue equipment rentals will increase going forward.

     Purchased transportation decreased to $77.6 million, or 19.5% of operating revenue, for fiscal 2004, from $85.5 million, or 23.3% of operating revenue, for fiscal 2003. This decrease was primarily related to reduced independent contractor expense, as the percentage of our fleet comprised of independent contractors decreased.

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

     Net interest expense decreased by $2.5 million, or 40.3%, to $3.7 million in fiscal 2004, or .9% of operating revenue, from $6.2 million, or 1.7% of operating revenue, in fiscal 2003. The decrease was the result of reduced bank borrowings, which decreased to $6.0 million at June 30, 2004, from $23.1 million at June 30, 2003, reduced capital lease obligations, which decreased to $5.3 million at June 30, 2004, from $28.2 million at June 30, 2003, and a one-time pretax write-off of unamortized loan origination costs of approximately $0.9 million related to the refinancing of our line of credit in fiscal 2003. The reduction in our capital lease obligations has resulted largely from our increased use of operating leases to finance acquisitions of new revenue equipment. The reduction in bank borrowings and other debt resulted from the use of the proceeds of our secondary offering completed in May 2004 and from increased working capital related to our increased profitability in fiscal 2004.

     Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, improved to 2.5% for fiscal 2004, excluding the impact of the $9.8 million pretax impairment charge, or 2.5% of pretax margin, and a $3.1 million fuel tax refund, or 0.8% of pretax margin, from 2.0% for fiscal 2003, excluding the impact of a one-time pretax write-off of unamortized loan origination costs of approximately $0.9 million related to the refinancing of our line of credit, or 0.2% of pretax margin. In addition to other factors described above, Canadian exchange rate fluctuations principally impact salaries, wages, and benefits and purchased transportation and, therefore, impact our pretax margin and results of operations.

     Income taxes increased $0.5 million to $3.4 million for fiscal 2004, from $2.9 million, for fiscal 2003. The effective tax rate increased as a result of an increase in non-deductible expenses related to our driver per diem pay structure, in addition to the tax effect of final settlement with the Internal Revenue Service related to all of the Company's consolidated federal income tax returns through fiscal year June 30, 2001. As per diem charges are partially non-deductible for income tax purposes, our tax rate will fluctuate as our net income fluctuates.

Fiscal year ended June 30, 2003, compared with fiscal year ended June 30, 2002

     Operating revenue increased by $30.1 million, or 8.9%, to $367.1 million for fiscal 2003, from $337.0 million for fiscal 2002. This increase resulted from a 3.1% improvement in average revenue per total mile, excluding fuel surcharge, from $1.134 to $1.169, and the full year effect of tractor additions from the Burlington acquisition made in March of fiscal 2002. Dedicated operations for outsourced spotting services, which began in March 2002, represented approximately $3.3 million of this increase. Revenue for TruckersB2B was $7.2 million in fiscal 2003 compared to $6.7 million in fiscal 2002. The TruckersB2B revenue increase is primarily related to an increase in member usage of various programs including the tire discount program. Revenue per tractor per week, excluding fuel surcharge, which is our primary measure of asset productivity, remained constant at $2,546 in fiscal 2003 compared to $2,548 in fiscal 2002.

     Salaries,  wages and benefits  were $111.6  million,  or 30.4% of operating revenue, for fiscal 2003, compared to $100.4 million, or 29.8% of operating revenue, for fiscal 2002. This increase is primarily related to a 16.2% increase in company miles, which in turn increased the amount paid to drivers. The non-driver payroll expense and employer-paid health insurance remained consistent year over year despite an industry wide increase in medical expenses.

     Fuel expenses increased to $47.6 million, or 13.0% of operating revenue, for fiscal 2003 compared to $36.0 million, or 10.7%, in fiscal 2002. This increase was primarily attributable to a 16.2% increase in company miles and an increase in average fuel prices of approximately $0.17 per gallon. Fuel expense also was partially offset by the collection of $9.0 million in fuel surcharge revenue in the fiscal 2003 period, compared to $2.8 million in the fiscal 2002 period. We expect fuel prices may remain at relatively high levels due to low inventory and unrest in the Middle East. Higher fuel prices will increase our operating expenses to the extent we cannot offset them with surcharges.

     Operations and maintenance increased to $31.7 million, or 8.6% of operating revenue, for fiscal 2003, compared to $28.1 million, or 8.3% of operating revenue, in fiscal 2002. Maintenance expenses increased in fiscal 2003, as the average age of our tractors increased to 2.7 years from 2.3 years and trailers increased to 6.1 years from 4.9 years. As the age of our equipment has increased, the cost to maintain the fleet has increased. Operations and maintenance consist of direct operating expense, maintenance and tire expense.

     Insurance and claims expense was $14.1 million, or 3.8% of operating revenue, for fiscal 2003, compared to $12.0 million, or 3.6% of operating revenue, for fiscal 2002. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We regularly evaluate our insurance program in an effort to maintain a balance between premium expense and the risk retention we are willing to assume.

     Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased slightly to $13.8 million in fiscal 2003 from $13.7 million for fiscal 2002. As a percentage of operating revenue, depreciation and amortization decreased slightly to 3.8% of operating revenue in fiscal 2003 from 4.1% of operating revenue in fiscal 2002, as we moved to financing revenue equipment under operating leases. As such, this revenue equipment is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases. We expect most of the new tractors and trailers acquired in connection with our fleet upgrade will be financed under off-balance sheet operating leases.

     Revenue equipment rentals were $24.5 million, or 6.7% of operating revenue, in fiscal 2003, compared to $21.8 million, or 6.5% of operating revenue, for fiscal 2002. This increase was attributable to a higher proportion of our tractor and trailer fleet held under operating leases during fiscal 2003. As we expect to finance most of our new tractors and trailers under off-balance sheet operating leases, we expect revenue equipment rentals will increase going forward.

     Purchased transportation decreased to $85.5 million, or 23.3% of operating revenue, for fiscal 2003, from $90.3 million, or 26.8% of operating revenue, for fiscal 2002. This decrease was primarily related to reduced independent contractor expense, as the percentage of our fleet comprised of independent contractors decreased. Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile. We expect the majority of our equipment additions to come in our company-operated fleet. As a result, the percentage of our fleet comprised of independent contractors may continue to decline, with a corresponding decrease in this expense category. It has become difficult to recruit and train independent contractors.

     All of our other operating expenses are relatively minor in amount, and there were no significant changes in these expenses.

     Net interest expense decreased by $1.3 million, or 17.3%, to $6.2 million in fiscal 2003, or 1.7% of operating revenue, from $7.5 million in fiscal 2002, or 2.2% of operating revenue. The decrease was the result of lower interest rates and reduced bank borrowings, offset by a one-time pretax write-off of unamortized loan origination costs of approximately $0.9 million related to our line of credit in fiscal 2003. Interest rates decreased 0.9% year-over-year and bank borrowings decreased to $23.1 million for fiscal 2003 from $38.9 million for fiscal 2002.

     Other income and expense includes approximately $1.1 million of commission income related to a receivables collection agreement between Foothill Capital and us. This agreement related to the collection of receivables tied to the bankrupt Burlington Motor Carriers' business. We have recognized approximately $1.0 million of other expense related to a write-down of revenue equipment acquired from Foothill Capital, which has not been located.

     Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, improved to 2.0%, excluding the impact of a one-time pretax write-off of unamortized loan origination costs of approximately $0.9 million related to the refinancing of our line of credit in fiscal 2003, from 0.9% in fiscal 2002.

     Income taxes increased by $1.7 million to $2.9 million for fiscal 2003 from $1.2 million for fiscal 2002. The effective tax rate increased as a result of an increase in non-deductible expenses related to our driver per diem pay structure and the tax effect on the trailer impairment. As per diem charges are partially non-deductible for income tax purposes, our tax rate will fluctuate as our net income fluctuates.

Liquidity and Capital Resources

     Trucking is a capital-intensive business. We require cash to fund our operating expenses (other than depreciation and amortization), to make capital expenditures and acquisitions, and to repay debt, including principal and interest payments. Other than ordinary operating expenses, we anticipate that capital expenditures for the acquisition of revenue equipment will constitute our primary cash requirement over the next twelve months. Our principal sources of liquidity are cash generated from operations, bank borrowings, capital and operating lease financing of revenue equipment, proceeds from the sale of used revenue equipment, and to a lesser extent, the proceeds from our recent stock issuance.

     We generated net cash from operating activities of $33.1 million in fiscal 2004, $33.7 million in fiscal 2003, and $14.5 million in fiscal 2002. In fiscal 2004, cash flow remained relatively constant compared to fiscal 2003 with an increase in trade receivables offset by an increase in accounts payable.

     Net cash used in investing activities was $4.6 million for fiscal 2004, compared to net cash provided by investing activities of $3.2 million for fiscal 2003 and $5.3 million for fiscal 2002. Approximately $3.6 million of the cash used in investing activities for fiscal 2004 was related to our purchase of certain assets of Highway Express in August of 2003. In addition, cash used in (provided by) investing activities includes the net cash effect of acquisitions and dispositions of revenue equipment during each year. Capital expenditures (including the value of equipment procured under capital leases and excluding the assets purchased from Highway Express) totaled $25.1 million in fiscal 2004, $7.1 million in fiscal 2003, and $19.0 million in fiscal 2002. We generated proceeds from the sale of property and equipment of $22.8 million in fiscal 2004, $10.3 million in fiscal 2003, and $11.7 million in fiscal 2002.

     Net cash used in financing activities was $29.2 million in fiscal 2004, $36.2 million in fiscal 2003, and $20.2 million in fiscal 2002. Financing activity represents bank borrowings (new borrowings, net of repayments) and payment of the principal component of capital lease obligations.

     As of June 30, 2004, we had on order 407 tractors and 600 trailers for delivery through June 2005. These revenue equipment orders represent a capital commitment of approximately $45.6 million, before considering the proceeds of equipment dispositions. In connection with our fleet upgrade, we have financed most of the new tractors and new trailers we have acquired to date under off-balance sheet operating leases. A portion of the used equipment that has been or will be replaced by these new units was or is owned or held under capital leases and, therefore, carried on our balance sheet. As a result of our increased use of operating leases to finance acquisitions of revenue equipment, we have reduced our balance sheet debt. At June 30, 2004, our total balance sheet debt, including capital lease obligations and current maturities, was $14.5 million, compared to $60.8 million at June 30, 2003, and $97.0 million at June 30, 2002. Our debt-to-capitalization ratio (total balance sheet debt as a percentage of total balance sheet debt plus total stockholders' equity) decreased to 14.9% at June 30, 2004, from 51.5% at June 30, 2003, and 64.3% at June 30, 2002.

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

     Our operating leases include some under which we do not guarantee the value of the asset at the end of the lease term ("walk-away leases") and some under which we do guarantee the value of the asset at the end of the lease term. We were obligated for residual value payments related to operating leases of $42.5 million at June 30, 2004 and $51.1 million at June 30, 2003. A portion of these amounts is covered by repurchase and/or trade agreements we have with the equipment manufacturer. We believe that any residual payment obligations that are not covered by the manufacturer will be satisfied, in the aggregate, by the value of the related equipment at the end of the lease. We anticipate that our continued reliance on operating leases, rather than bank borrowings or capital leases, to finance the acquisition of revenue equipment in connection with our fleet upgrade will allow us to use our cash flows to further reduce our balance sheet debt.

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

     Amounts available under the credit facility are determined based on our accounts receivable borrowing base. The facility contains restrictive covenants, which, among other things, limit our ability to pay cash dividends and make capital expenditures and lease payments, and require us to maintain compliance with certain financial ratios, including a minimum fixed charge coverage ratio. We were in compliance with these covenants at June 30, 2004, and expect to remain in compliance for the foreseeable future. At June 30, 2004, $6.0 million of our credit facility was utilized as outstanding borrowings and $6.8 million was utilized for standby letters of credit, and we had approximately $37.4 million in remaining availability under the facility.

     We believe we will be able to fund our operating expenses, as well as our current commitments for the acquisition of revenue equipment in connection with our fleet upgrade, over the next twelve months with a combination of cash generated from operations, borrowings available under our primary credit facility, and lease financing arrangements. Our reduction in outstanding indebtedness with the application of the net proceeds of our recent stock offering significantly increased the availability under our primary credit facility for working capital and other purposes. Subject to any required lender approval, we may make acquisitions, although we do not have any specific acquisition plans at this time.

     We will continue to have significant capital requirements over the long term, and the availability of the needed capital will depend upon our financial condition and operating results and numerous other factors over which we have limited or no control, including prevailing market conditions and the market price of our common stock. However, based on our improving operating results, anticipated future cash flows, current availability under our credit facility, as well as increased borrowing availability following the application of offering proceeds, and sources of equipment lease financing that we expect will be available to us, we do not expect to experience significant liquidity constraints in the foreseeable future.

     As of June 30, 2004, our bank loans, capitalized leases, operating leases, other debts, and future commitments have stated maturities or minimum annual payments as follows:

                                                                 Annual Cash Requirements
                                                                    as of June 30, 2004
                                                                      (in thousands)
                                                                   Amounts Due by Period
                                                                          One to         Three       Over
                                                           Less than       Three       to Five       Five
                                                Total       One Year       Years         Years       Years
                                              -----------   ---------    ---------     ----------  ---------
Operating leases (1).........................   $159,949     $37,298      $67,082       $27,106     $28,463
Capital lease obligations(1).................      5,317       3,040        1,449           225         603
Long-term debt...............................      9,177       2,270        4,703           319       1,885
                                              -----------   ---------    ---------     ----------  ---------

Sub-total....................................    174,443      42,608       73,234        27,650      30,951

Future purchase of revenue equipment.........     45,555       3,477       13,908        21,919       6,251
Employment and consulting agreements(2)......      1,430         958          453            19         ---
Standby letters of credit....................      6,766       6,766          ---           ---         ---
                                              -----------   ---------    ---------     ----------  ---------

Total........................................   $228,194     $53,809      $87,595       $49,588     $37,202
                                              ===========   =========    =========     ==========  =========
---------------------
(1)  Included in these balances are residual guarantees of $42.5 million in total and $6.0 million coming due in less than one year.
     We believe these amounts will be satisfied by manufacturer commitments.
(2)  The amounts  reflected in the table do not include  amounts that could become  payable to our Chief  Executive  Officer,  Chief
     Financial  Officer,  and our  Executive  Vice  President  under  certain  circumstances  if their  employment by the Company is terminated.

Off-Balance Sheet Arrangements

     Operating leases have been an important source of financing for our revenue equipment. We lease a significant portion of our tractor and trailer fleet using operating leases. In connection with substantially all of our operating leases, we have issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. With respect to a substantial majority of our tractors and a significant minority of our trailers held under operating leases, we have obtained from the manufacturers residual value guarantees that meet or exceed the amount of our guarantee to the lessor. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We currently believe that proceeds from the sale of equipment held under operating leases would exceed the amount of our residual obligation on all operating leases.

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

Critical Accounting Policies

     The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that impact the amounts reported in our consolidated financial statements and accompanying notes. Therefore, the reported amounts of assets, liabilities, revenues, expenses and associated disclosures of contingent assets and liabilities are affected by these estimates and assumptions. We evaluate these estimates and assumptions on an ongoing basis, utilizing historical experience, consultation with experts, and other methods considered reasonable in the particular circumstances. Nevertheless,

                                      -21
actual results may differ significantly from our estimates and assumptions, and it is possible that materially different amounts would be reported using differing estimates or assumptions. We consider our critical accounting policies to be those that require us to make more significant judgments and estimates when we prepare our financial statements. Our critical accounting policies include the following:

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

     Revenue equipment and other long-lived assets are tested for impairment whenever an event occurs that indicates an impairment may exist. Expected future cash flows are used to analyze whether an impairment has occurred. If the sum of expected undiscounted cash flows is less than the carrying value of the long-lived asset, then an impairment loss is recognized. We measure the impairment loss by comparing the fair value of the asset to its carrying value. Fair value is determined based on a discounted cash flow analysis or the appraised or estimated market value of the asset, as appropriate.

     Operating leases. We recently have financed a majority of our revenue equipment acquisitions with operating leases, rather than with bank borrowings or capital lease arrangements. These leases generally contain residual value guarantees, which provide that the value of equipment returned to the Lessor at the end of the lease term will be no lower than a negotiated amount. To the extent that the value of the equipment is below the negotiated amount, we are liable to the Lessor for the shortage at the expiration of the lease. For approximately 81% of our current tractors and 61% of our current trailers, we have residual value guarantees at amounts equal to our residual obligation to the lessors. For all other equipment (or to the extent we believe any manufacturer will refuse or be unable to meet its obligation), we are required to recognize additional rental expense to the extent we believe the fair market value at the lease termination will be less than our obligation to the lessor.

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

     Goodwill. Our consolidated balance sheets at June 30, 2004, and June 30, 2003, included goodwill of acquired businesses of approximately $16.7 million. This amount has been recorded as a result of prior business acquisitions accounted for under the purchase method of accounting. Prior to July 1, 2001, goodwill from each acquisition was generally amortized on a straight-line basis. Under FASB No. 142, Goodwill and Other Intangible Assets, which we adopted as of July 1, 2001, goodwill is tested for impairment annually (or more often, if an event or circumstance indicates that an impairment loss has been incurred) in lieu of amortization. The provisions of FASB No. 142 required the completion of a transitional impairment test within six months of adoption. We completed this transitional test and there was no impairment as of July 1, 2001. During the fourth quarter of fiscal 2004, we completed our most recent annual impairment test for that fiscal year and concluded that there was no indication of impairment.

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

Factors That May Affect Future Results

     Our business is subject to a number of known and unknown risks and uncertainties that may have a materially adverse effect on our financial condition or operating results, many of which are beyond our control.

     Important factors currently known to us that could adversely affect our financial condition or operating results are summarized in Exhibit 99.1 to this report and discussed in more detail in the "Risk Factors" section of our Registration Statement on Form S-3 filed with the SEC on May 19, 2004.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We experience various market risks, including changes in interest rates, foreign currency exchange rates, and fuel prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes, nor when there are no underlying related exposures.

     Interest Rate Risk. We are exposed to interest rate risk principally from our primary credit facility. The credit facility carries a maximum variable interest rate of either the bank's base rate plus 3.0% or LIBOR plus 3.5%. At June 30, 2004, the interest rate for revolving borrowings under our credit facility was LIBOR plus 2.25%. At June 30, 2004, we had $6.0 million in variable rate term loan borrowings outstanding under the credit facility. Assuming variable rate borrowings under the credit facility at June 30, 2004 levels, a hypothetical 10% increase in the bank's base rate and LIBOR would reduce our net income by approximately $43,000.

     Foreign Currency Exchange Rate Risk. We are subject to foreign currency exchange rate risk, specifically in connection with our Canadian operations.
While virtually all of the expenses associated with our Canadian operations, such as independent contractor costs, company driver compensation, and administrative costs, are paid in Canadian dollars, a significant portion of our revenue generated from those operations is billed in U.S. dollars because many of our customers are U.S. shippers transporting goods to or from Canada. As a result, increases in the Canadian dollar exchange rate adversely affect the profitability of our Canadian operations. Assuming revenue and expenses for our Canadian operations identical to the year ended June 30, 2004 (both in terms of amount and currency mix), we estimate that a $0.01 increase in the Canadian dollar exchange rate would reduce our annual net income by approximately $350,000. In response to the increase in Canadian dollar exchange rates, we entered into derivative financial instruments to reduce our exposure to currency fluctuations. In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS 133 and SFAS 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. Derivatives that are not hedges must be adjusted to fair value through earnings. As of June 30, 2004, we had 92% of our estimated Canadian currency exposure hedged through August 2004. These derivative contracts resulted in a $107,000 expense for the year ended June 30, 2004.

     We generally do not face the same magnitude of foreign currency exchange rate risk in connection with our intra-Mexico operations conducted through our Mexican subsidiary, Jaguar, because our foreign currency revenues are generally proportionate to our foreign currency expenses for those operations. For purposes of consolidation, however, the operating results earned by our subsidiaries, including Jaguar, in foreign currencies are converted into United States dollars. As a result, a decrease in the value of the Mexican peso could adversely affect our consolidated results of operations. Assuming revenue and expenses for our Mexican operations identical to the year ended June 30, 2004 (both in terms of amount and currency mix), we estimate that a $0.01 decrease in the Mexican peso exchange rate would reduce our annual net income by approximately $65,000.

     Commodity Price Risk. Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability. Fuel is subject to economic, political and market factors that are outside of our control. Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through the collection of fuel surcharges. However, fuel surcharges do not always fully offset increases in fuel prices. In addition, from time-to-time we may enter into derivative financial instruments to reduce our exposure to fuel price fluctuations. In accordance with SFAS 133, we adjust any derivative instruments to fair value through earnings on a monthly basis. As of June 30, 2004, we had none of our estimated fuel purchases hedged. Derivative contracts had no material impact on our results of operations for the year ended June 30, 2004.

Item 8.  Financial Statements and Supplementary Data

     The following statements are filed with this report:

     Report of Independent Registered Public Accounting Firm;
     Consolidated Balance Sheets as of June 30, 2004 and 2003;
     Consolidated Statements of Operations for years ended June 30, 2004,
     2003, and 2002;
     Consolidated Statements of Cash Flows for years ended June 30, 2004, 2003, and 2002;
     Consolidated Statements of Stockholders' Equity for years ended June 30, 2004, 2003, and 2002; and
     Notes to Consolidated Financial Statements.

                               CELADON GROUP, INC.


                        CONSOLIDATED FINANCIAL STATEMENTS


                      Three years ended June 30, 2004 with
                         Report of Independent Auditors





                                    Contents

Report of Independent Registered Public Accounting Firm..........................................  27

Audited Consolidated Financial Statements:

     Consolidated Balance Sheets as of June 30, 2004 and 2003....................................  28
     Consolidated Statements of Operations for years ended
         June 30, 2004, 2003, and 2002...........................................................  29
     Consolidated Statements of Cash Flows for years ended
         June 30, 2004, 2003, and 2002...........................................................  30
     Consolidated Statements of Stockholders' Equity for years ended
         June 30, 2004, 2003, and 2002...........................................................  31
     Notes to Consolidated Financial Statements..................................................  32



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders of Celadon Group, Inc.


     We have audited the accompanying consolidated balance sheets of Celadon Group, Inc. as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Celadon Group, Inc. at June 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statements schedule, when considered in relation to the basic financial statement taken as a whole, presents fairly in all material respects the information set forth therein.



                  /s/ERNST & YOUNG LLP


Indianapolis, Indiana
July 29, 2004

                               CELADON GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                             June 30, 2004 and 2003
                             (Dollars in thousands)

A S S E T S                                                                           2004             2003
                                                                                  -----------     ------------
Current assets:
    Cash and cash equivalents..................................................   $       356      $     1,088
    Trade receivables, net of allowance for doubtful accounts of
        $1,945 and $1,065 in 2004 and 2003, respectively.......................        52,248           44,182
    Accounts receivable -other.................................................         4,476            3,432
    Prepaid expenses and other current assets..................................         5,427            7,101
    Tires in service...........................................................         4,368            4,714
    Income tax receivable......................................................           ---              ---
    Deferred income taxes......................................................         1,974            2,296
                                                                                  -----------     ------------
        Total current assets...................................................        68,849           62,813
Property and equipment.........................................................       102,084          129,319
    Less accumulated depreciation and amortization                                     40,283           52,352
                                                                                  -----------     ------------
        Net property and equipment.............................................        61,801           76,967
Tires in service...............................................................         1,875            2,207
Goodwill ......................................................................        16,702           16,702
Other assets...................................................................         2,083            3,384
                                                                                  -----------     ------------
        Total assets...........................................................   $   151,310      $   162,073
                                                                                  ===========     ============

L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y

Current liabilities:
    Accounts payable...........................................................   $     7,464      $     4,204
    Accrued salaries and benefits..............................................         9,229            6,748
    Accrued insurance and claims...............................................         7,563            5,163
    Accrued independent contractor expense.....................................         2,269            2,728
    Accrued fuel expense.......................................................         2,466            3,138
    Other accrued expenses.....................................................        11,499           11,074
    Current maturities of long-term debt.......................................         2,270            6,156
    Current maturities of capital lease obligations............................         3,040           14,960
    Income tax payable.........................................................         2,941              299
                                                                                  -----------     ------------
        Total current liabilities..............................................        48,741           54,470
Long-term debt, net of current maturities......................................         6,907           26,406
Capital lease obligations, net of current maturities...........................         2,277           13,272
Deferred income taxes..........................................................        10,530           10,648
Minority interest..............................................................            25               25
Stockholders' equity:
    Preferred stock, $1.00 par value, authorized 179,985 shares; no
        shares issued and outstanding..........................................           ---              ---
    Common stock, $0.033 par value, authorized 12,000,000 shares issued
        9,748,970 and 7,789,764 shares at June 30, 2004 and 2003,respectively..           322              257
      Additional paid-in capital...............................................        86,588           60,092
      Retained deficit.........................................................        (1,036)            (761)
      Unearned compensation on restricted stock................................          (689)             ---
      Accumulated other comprehensive loss.....................................        (2,355)          (1,947)
      Treasury stock, at cost, 96,001 shares at June 30, 2003...................          ---             (389)
                                                                                  -----------     ------------
        Total stockholders' equity.............................................        82,830           57,252
                                                                                  -----------     ------------
        Total liabilities and stockholders' equity.............................   $   151,310      $   162,073
                                                                                  ===========     ============

          See accompanying notes to consolidated financial statements.

                               CELADON GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Years ended June 30, 2004, 2003 and 2002
                  (Dollars in thousands, except share amounts)

                                                                               2004            2003           2002
                                                                            ----------     -----------     ----------
Operating revenue.......................................................      $397,923        $367,105       $336,999

Operating expenses:
    Salaries, wages and employee benefits...............................       124,532         111,588        100,373
    Fuel................................................................        54,019          47,592         36,047
    Operations and maintenance..........................................        33,081          31,703         28,088
    Insurance and claims................................................        18,919          14,100         12,032
    Depreciation, amortization and impairment charge(1).................        25,779          13,818         13,690
    Revenue equipment rentals...........................................        30,244          24,516         21,843
    Purchased transportation............................................        77,617          85,545         90,301
    Cost of products and services sold..................................         5,022           4,545          4,062
    Professional and consulting fees....................................         2,366           2,515          1,663
    Communications and utilities........................................         4,226           4,160          3,903
    Operating taxes and licenses........................................         8,182           7,484          6,821
    General and other operating ........................................         6,865           6,805          7,631
                                                                            ----------     -----------     ----------
        Total operating expenses........................................       390,852         354,371        326,454

Operating income........................................................         7,071          12,734         10,545

Other (income) expense:
    Interest income.....................................................           (40)            (85)          (114)
    Interest expense....................................................         3,763           6,286          7,601
    Other (income) expense, net.........................................           180              (3)           134
                                                                            ----------     -----------     ----------
Income before income taxes..............................................         3,168           6,536          2,924
Provision for income taxes..............................................         3,443           2,948          1,215
                                                                            ----------     -----------     ----------
        Net income (loss)...............................................      $   (275)       $  3,588       $  1,709
                                                                            ==========     ===========     ==========

Earnings (loss) per common share:
        Diluted earnings (loss) per share...............................      $  (0.03)       $   0.45       $   0.22
        Basic earnings (loss) per share.................................      $  (0.03)       $   0.47       $   0.22
Average shares outstanding:
        Diluted.........................................................         7,986           8,035          7,753
        Basic...........................................................         7,986           7,688          7,611

---------------------
(1) Includes a $9.8 million trailer impairment charge in 2004.

          See accompanying notes to consolidated financial statements.

                               CELADON GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years ended June 30, 2004, 2003 and 2002
                             (Dollars in thousands)

                                                                                 2004          2003         2002
                                                                              ----------    ----------   ----------
Cash flows from operating activities:
    Net income (loss)...................................................      $     (275)   $    3,588    $   1,709
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization.......................................          15,945        13,818       13,690
    Impairment charge...................................................           9,834           ---          ---
    Write-off of loan origination cost..................................             ---           914          ---
    Write-off of revenue equipment......................................             ---         1,023          ---
    Provision (benefit) for deferred income taxes.......................             204         2,570          658
    Provision for doubtful accounts.....................................             960           704          933
    Restricted stock grants and stock appreciation rights...............             879           ---          ---
    Changes in assets and liabilities:
        Trade receivables...............................................          (6,543)        9,910       (5,818)
        Accounts receivable - other.....................................            (922)        2,296           (6)
        Income tax recoverable..........................................             ---           ---          690
        Tires in service................................................             678          (758)         474
        Prepaid expenses and other current assets.......................           1,989        (1,793)       2,793
        Other assets....................................................           1,385          (483)      (1,460)
        Accounts payable and accrued expenses...........................           6,029         1,628          736

        Income tax payable..............................................           2,889           284           51
                                                                              ----------    ----------   ----------
        Net cash provided by operating activities.......................          33,051        33,701       14,450
Cash flows from investing activities:
    Purchase of property and equipment..................................         (23,837)       (7,053)      (6,374)
    Proceeds on sale of property and equipment..........................          22,801        10,291       11,651

    Purchase of a business, net of cash.................................          (3,593)          ---          ---
                                                                              ----------    ----------   ----------
        Net cash (used in) provided by investing activities.............          (4,630)        3,238        5,277
Cash flows from financing activities:
    Purchase of treasury stock .........................................             ---           ---          (17)
    Proceeds from issuance of common stock..............................          25,875            78          598
    Proceeds of long-term debt..........................................           2,040         4,147        3,795
    Payments on long-term debt..........................................         (32,866)      (23,294)     (10,211)
    Principal payments on capital lease obligations.....................         (24,202)      (17,081)     (14,387)
                                                                              ----------    ----------   ----------
        Net cash used in financing activities...........................         (29,153)      (36,150)     (20,222)
                                                                              ----------    ----------   ----------
Increase (decrease) in cash and cash equivalents........................            (732)          789         (495)

Cash and cash equivalents at beginning of year..........................           1,088           299          794
                                                                              ----------    ----------   ----------
Cash and cash equivalents at end of year................................      $      356    $    1,088    $     299
                                                                              ==========    ==========   ==========
Supplemental disclosure of cash flow information:
    Interest paid.......................................................      $    3,825    $ 5,299       $   7,700
    Income taxes paid...................................................      $      270    $  316        $     281
Supplemental disclosure of non-cash flow investing activities:
    Lease obligation incurred in the purchase of equipment..............      $    1,166    $  286        $  12,579

          See accompanying notes to consolidated financial statements.

                               CELADON GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    Years ended June 30, 2004, 2002 and 2001
                  (Dollars in thousands, except share amounts)

                                     Common                                         Accumulated                            Total
                                     Stock                 Additional   Retained       Other       Treasury                Stock-
                                 No. of Shares              Paid-In     Earnings   Comprehensive    Stock-     Unearned    Holders'
                                   Outstanding   Amount     Capital     (Deficit)  Income/(Loss)    Common   Compensation  Equity
                                 -------------  --------   ----------   ---------  -------------    -------  ------------  -------
Balance at June 30, 2001          7,539,642     $  257      $59,923     $(6,058)     $(1,051)       $(1,008)      ---      $52,063

Net income                              ---        ---           ---      1,709         ---             ---       ---        1,709
Equity adjustments for foreign
    currency translation                ---        ---           ---        ---         (530)           ---       ---         (530)
                                 -------------  --------   ----------   ---------  -------------    -------  ------------  -------
Comprehensive income (loss)             ---        ---           ---      1,709         (530)           ---        ---       1,179
Tax benefits from stock options         ---        ---            93        ---         ---             ---        ---          93
Treasury stock purchases             (4,250)       ---           ---        ---         ---              (17)      ---         (17)
Treasury stock sales                103,850        ---           ---        ---         ---             415        ---         415
Exercise of incentive stock
options                              38,366        ---            28        ---         ---             155        ---         183
                                 -------------  --------   ----------   ---------  -------------    -------  ------------  -------
Balance at June 30, 2002          7,677,608       $257       $60,044     $(4,349)    $(1,581)       $  (455)       ---     $53,916

Net income                              ---        ---           ---      3,588          ---            ---        ---       3,588
Equity adjustments for foreign
    currency translation                ---        ---           ---        ---         (366)           ---        ---        (366)
                                 -------------  --------   ----------   ---------  -------------    -------  ------------  -------
Comprehensive income (loss)             ---        ---           ---      3,588         (366)           ---        ---       3,222
Tax benefits from stock options         ---        ---            37        ---          ---            ---        ---          37
Exercise of incentive stock
     options                         16,155        ---            11        ---          ---             66        ---          77
                                 -------------  --------   ----------   ---------  -------------    -------  ------------  -------
Balance at June 30, 2003          7,693,763       $257       $60,092     $ (761)     $(1,947)       $  (389)    $  ---     $57,252

Net loss                                ---        ---           ---       (275)        ---             ---        ---        (275)
Equity adjustments for foreign
    currency translation                ---        ---           ---        ---        (408)            ---        ---        (408)
                                 -------------  --------   ----------   ---------  -------------    -------  ------------  -------
Comprehensive loss                      ---        ---           ---        (275)      (408)            ---        ---        (683)
Tax benefits from stock options         ---        ---           247        ---         ---             ---        ---         247
Secondary stock offering          1,853,500         61        24,997        ---         ---             ---        ---      25,058
Restricted stock grants              67,800          3           824        ---         ---             ---       (689)        138
Exercise of incentive stock
    options                         133,907          1           428        ---         ---             389        ---         818
                                 -------------  --------   ----------   ---------  -------------    -------  ------------  -------
Balance at June 30, 2004          9,748,970       $322       $86,588    $(1,036)     $(2,355)       $     0     $ (689)    $82,830
                                 =============  ========   ==========   =========  =============    =======  ============  =======

                 See accompanying notes to financial statements.

                              CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

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

Concentration of Credit Risk

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade receivables. Concentrations of credit risk with respect to trade receivables are generally limited due to the Company's large number of customers and the diverse range of industries, which they represent. Accounts receivable balances due from DaimlerChrysler totaled $3.3 million, or 6.1%, of the gross trade receivables at June 30, 2004. The Company had no other significant concentrations of credit risk.

Accounts Receivable Other

     The primary components of accounts receivable other are company driver advances, independent contractor advances, and equipment sales receivables. Company driver and independent contractor advances are collected on the next payroll and settlement dates of sale.

                              CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

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

      Revenue and service equipment..............   4-12 years
      Furniture and office equipment.............   4-7 years
      Buildings..................................   20 years
      Leasehold improvements.....................   Lesser of life of lease or
                                                    useful life of improvement

     Initial delivery costs relating to placing tractors and trailers in service, which are included in revenue and service equipment, are being amortized on a straight-line basis over the lives of the assets or in the case of leased equipment, over the respective lease term. The cost of maintenance and repairs, including tractor overhauls, is charged to expense as incurred.

     Long-lived assets are depreciated over estimated useful lives based on historical experience and prevailing industry practice. Estimated useful lives are periodically reviewed to ensure they remain appropriate. Long-lived assets are tested for impairment whenever an event occurs that indicates an impairment may exist. Future cash flows and operating performance are used for analyzing impairment losses. If the sum of expected undiscounted cash flows is less than the carrying value an impairment loss is recognized. The Company measures the impairment loss by comparing the fair value of the asset to its carrying value. Fair value is determined based on a discounted cash flow analysis or appraised or estimated market values as appropriate. Long-lived assets that are held for sale are recorded at the lower of carrying value or the fair value less costs to sell.

Tires in Service

     Original and replacement tires on tractors and trailers are included in tires in service and are amortized over 18 to 36 months.

Goodwill

     Goodwill reflects the excess of cost over net assets of businesses acquired. Goodwill is accounted for based on Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets," which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. At April 1, 2004, the Company reviewed the impairment test principles applied previously and concluded that there is no impairment.

Insurance Reserves

     Reserves for known claims and incurred but not reported claims up to specific policy limits are accrued based upon information provided by third party administrators. Such amounts are included in accrued insurance and claims.

                             CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

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

Advertising

     Advertising costs are expensed as incurred by the Company. Advertising expenses for fiscal 2004, 2003, and 2002 were $1.3 million, $1.0 million, and $0.6 million, respectively, and are included in salaries, wages and employee benefits and general, administrative and selling expenses in the statement of operations.

Income Taxes

     Deferred taxes are recognized for the future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting, based on enacted tax laws and rates. Federal income taxes are provided on the portion of the income of foreign subsidiaries that is expected to be remitted to the United States.

Accounting for Derivatives

     The Company from time-to-time will enter into derivative financial instruments to reduce exposure to fuel and currency price fluctuations. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS 133 and SFAS 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. In accordance with SFAS 133, the Company adjusts our derivative instruments to fair value through earnings on a monthly basis.

Earnings per Share ("EPS")

     The Company applies the provisions of the FASB SFAS No. 128, "Earnings per Share", which requires companies to present basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method. Common stock options were not included in the diluted EPS computation for 2004 because the options were anti-dilutive.

                              CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2004

Stock-based Employee Compensation Plans

     The Company has elected to follow Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized for the Celadon options. See Note 6 to the Consolidated Financial Statements - Stock Plans for further disclosure.

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

                                                                          2004        2003        2002
                                                                        --------    --------    --------
Net income (loss)...............................................        $ (275)     $ 3,588     $ 1,709
Stock-based compensation expense (net of tax)...................           404          773         910
                                                                        --------    --------    --------
Adjusted net income (loss)......................................        $ (679)     $ 2,815     $   799
                                                                        ========    ========    ========

Basic and diluted income (loss) per share:
Diluted earnings (loss) per share...............................        $(0.03)     $  0.45     $  0.22
Stock-based compensation expense (net of tax) per share.........        $ 0.06      $  0.10     $  0.12
                                                                        --------    --------    --------
Adjusted diluted earnings (loss) per share......................        $(0.09)(2)  $  0.35(1)  $  0.10(1)
                                                                        ========    ========    ========
---------------------
(1)  Adjusted basic earnings per share was $0.37 in fiscal 2003, and $0.11 in fiscal 2002.
(2)  Fiscal year 2004 does not include the anti-dilutive effect of 449 thousand stock options and other incremental shares.

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

Reclassifications

     Certain reclassifications have been made to the 2003 and 2002 financial statements in order to conform to the 2004 presentation.

Recent Accounting Pronouncements

     On April 30, 2003, the FASB issued SFAS 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133 and is to be applied prospectively to contracts entered into or modified after June 30, 2004. The Company adopted SFAS 149 on July 1, 2003, and there was no material impact on the results of operations and financial position.

     In May 2003, the FASB issued SFAS 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of both Liabilities and Equity." SFAS 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer

                              CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

classify certain financial instruments as a liability (or as an asset in some circumstances). SFAS 150 was effective for the Company at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 has not had an impact on the Company's financial statements.

(2)  ACQUISITIONS

     In August 2003, the Company acquired certain assets of Highway Express, Inc. ("Highway"). The results of operations of Highway from August 1, 2003 are included in the Company's financial statements for fiscal 2004. The Company has assigned values to the acquired assets of Highway consisting primarily of $8.6 million of property and equipment, $2.4 million of trade receivables and $0.4 million of cash. The purchase price of approximately $11.4 million consisted of $4.0 million of cash and a $7.4 million thirty-six month note payable. The Company used borrowings under its existing credit facility to fund the cash portion of the purchase price. Highway's revenue for fiscal 2002 was approximately $27.0 million.

     We purchased, in March 2002, certain fixed assets of Burlington Motor Carriers, consisting primarily of approximately 300 tractors and 900 trailers, and we incurred $7.5 million in notes payable related to the transaction.

(3)  PROPERTY, EQUIPMENT AND LEASES

Property, Equipment and Revenue Equipment

     Property and equipment consists of the following (in thousands):

                                                              2004               2003
                                                          -----------        -----------
Revenue equipment owned.............................       $  66,182          $  58,805
Revenue equipment under capital leases..............          17,390             53,263
Furniture and office equipment......................           3,134              4,352
Land and buildings..................................          12,814             10,484
Service equipment...................................             757                730
Leasehold improvements..............................           1,807              1,685
                                                          -----------        -----------
                                                            $102,084            $129,319
                                                          ===========        ===========

     Included in accumulated depreciation was $6.6 million and $25.6 million in 2004 and 2003, respectively, related to revenue equipment under capital leases. Depreciation and amortization expense relating to property and equipment owned and revenue equipment under capital leases, including gains (losses) on disposition of equipment and impairment of trailers, was $25.8 million in 2004, $13.8 million in 2003 and $13.7 million in 2002.

Impairment of Equipment

     In September 2003, the Company initiated a plan to dispose of certain trailers and recognized a pretax impairment charge of $9.8 million. The plan included approximately 1,600 trailers including all 48-foot trailers in addition to 53-foot trailers over 9 years old. The Company plans to replace the approximately 1,600 trailers with 1,300 new 53-foot trailers over the next year. The pretax impairment charge consisted of a write-down of revenue equipment by $8.4 million (net of accumulated depreciation), write-off of tires in-service of $0.9 million and an accrual for costs of disposal of $0.5 million. In connection with the plan, the Company has equipment held for sale of $0.4 million included in property and equipment on June 30, 2004 consolidated balance sheet.

                              CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

(4)  LEASE OBLIGATIONS AND LONG-TERM DEBIT AND STOCKHOLDERS' EQUITY

Lease Obligations

     The Company leases certain revenue and service equipment under long-term lease agreements, payable in monthly installments with interest at rates ranging from 4.8% to 8.7% per annum, maturing at various dates through 2011.

     The Company leases warehouse and office space under noncancellable operating leases expiring at various dates through September 2021. Certain leases contain renewal options.

     Future minimum lease payments relating to capital leases and to operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

                                                                         Capital        Operating
                       Year ended June 30                                Leases          Leases
                       ------------------                                -------        --------
2005  .................................................................. $3,287          $37,298
2006  ..................................................................  1,067           32,433
2007  ..................................................................    554           34,649
2008  ..................................................................    147           19,918
2009  ..................................................................    115            7,188
Thereafter..............................................................    663           28,463
                       ------------------                                -------        --------
    Total minimum lease payments........................................ $5,833         $159,949
                                                                                        ========
Less amounts representing interest......................................    516
                                                                         -------
Present value of net minimum lease payments............................. $5,317
Less Current maturities.................................................  3,040
                                                                         -------
    Non-current portion................................................. $2,277
                                                                         =======

Total rental expense for operating leases is as follows (in thousands):

                                                                                 2004          2003           2002
                                                                                 ----          ----           ----
        Revenue and service equipment.........................................$30,802       $25,817        $22,079
        Office facilities and terminals........................................ 2,297         2,149          2,285
                                                                              -------       -------        -------
                                                                              $33,099       $27,966        $24,364
                                                                              =======       =======        =======

Long-Term Debt

     The Company's outstanding borrowings consist of the following at June 30 (in thousands):

                                                                                2004       2003
                                                                              --------    -------
         Outstanding amounts under Credit Agreement (collateralized
            by certain trade receivables and revenue equipment)..........     $6,017      $23,144
         Other borrowings................................................      3,160        9,418
                                                                              --------    -------
                                                                               9,177       32,562
         Less current maturities.........................................      2,270        6,156
                                                                              --------    -------
            Non-current portion..........................................     $6,907      $26,406
                                                                              ========    =======

                              CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

Lines of Credit

     The Company has a $55.0 million banking facility ("Credit Agreement") with Fleet Capital Corporation, Fleet Capital Canada Corporation and several other lenders named in the Loan Agreement. The arrangement includes a $44.2 million revolving loan and a $10.8 million term loan. The Company's Credit Agreement expires in September 2005 (fiscal 2006). Interest is based, at the Company's option, upon either the bank's base rate as defined in the Credit Agreement plus a margin ranging from 0.0% to 3.0% or the London Interbank Offered Rate plus a margin ranging from 1.5% to 3.5% depending upon performance by the Company. At June 30, 2004, the interest rate charged on outstanding borrowings was 3.9%. In addition, the Company pays a commitment fee of .25% on the unused portion of the Credit Agreement. As of June 30, 2004, approximately $6.0 million was outstanding on the term loan and there were no amounts outstanding under the revolving loan.

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

Other Borrowings

     Other borrowings consist primarily of mortgage debt financing and notes payable for equipment purchase, which are collateralized by the equipment. At June 30, 2004, the interest rate charged on outstanding borrowings ranged from 6.5% to 7.5%.

     Maturities of long-term debt for the years ending June 30 are as follows (in thousands):

             2005..................     $2,270
             2006......... ........      4,560
             2007..................        142
             2008..................        153
             2009..................        166
             Thereafter............      1,886
                                       --------
                                        $9,177
                                       ========

Stockholders' Equity

     In the fourth quarter of fiscal 2004, we issued 1.85 million shares of our common stock in a public offering. The stock issuance resulted in net proceeds to us of approximately $25.1 million. We used the proceeds to repay all amounts outstanding under our revolving credit facility. The balance of the net proceeds were used to pay off debt and leases related to equipment.

(5)  EMPLOYEE BENEFIT PLANS

401(k) Profit Sharing Plan

     The Company has a 401(k) profit sharing plan which permits U.S. employees of the Company to contribute up to 15% of their annual compensation, up to certain Internal Revenue Service limits, on a pretax basis. The contributions made by each employee are fully vested immediately and are not subject to forfeiture. The Company makes a discretionary matching contribution of up to 50% of the employee's contribution up to 5% of their annual compensation. The aggregate Company contribution may not exceed 5% of the employee's compensation. Employees vest in the Company's contribution to the plan at the rate of 20% per year from the date of employee anniversary. Contributions made by the Company during 2004, 2003 and 2002 amounted to $287 thousand, $281 thousand, and $232 thousand, respectively.

                              CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

(6)  STOCK PLANS

Stock Options - Celadon Group, Inc.

     The Company has Stock Option Plans ("Plan") which provides for the granting of stock options, stock appreciation rights and restricted stock awards to purchase not more than 1,350,000 shares of Common Stock, subject to adjustment under certain circumstances, to select management, key employees, and directors of the Company and its subsidiaries. The options have a six-month to three-year vesting period.

     In fiscal 2004, the Company granted 67,800 restricted stock awards to senior management at $12.20. These grants vest over four years contingent upon the Company meeting certain financial targets. In determining whether these targets were met for fiscal 2004 the Company's Board of Directors excluded the impact of a $9.8 milion pretax trailer impairment charge, outstanding stock appreciation rights, and the increased dilution resulting from the Company's secondary stock offering. These grants were valued at $827 thousand and the portion that has not vested is accounted for in unearned compensation of restricted stock in equity. Compensation expense of $138 thousand has been recognized in salaries, wages and employee benefits.

     The weighted-average per share fair value of the individual options granted during fiscal year 2004 and 2003 for Celadon is estimated as $8.08 and $4.58, respectively on the date of grant.

     The fair values of Celadon option grants for 2004 and 2003 were determined using a Black-Scholes option-pricing model with the following weighted average assumptions:

                                          2004            2003
                                        ----------      ----------
            Dividend yield............      0               0
            Volatility................    51.7%           59.9%
            Risk-free interest rate...    2.88%           1.95%
            Forfeiture rate...........     0.0%            0.0%
           Expected life..............    7 years         7 years

     Stock option activity for Celadon is summarized below:

                                                                  Shares of            Weighted
                                                                 Common Stock          Average
                                                                 Attributable          Exercise
                                                                  To Options       Price of Options
                                                              ------------------- -------------------
               Unexercised at June 30, 2001 (Restated)(1)...      908,349                 $ 7.62
               Granted(1)...................................      326,664                 $ 5.73
               Exercised....................................      (33,366)                $ 4.49
               Forfeited(1).................................     (231,296)                $10.24
                                                                 ---------                ------

               Unexercised at June 30, 2002 (Restated)(1)...      970,351                 $ 6.46
               Granted(1)...................................       16,000                 $ 8.00
               Exercised....................................      (16,155)                $ 4.77
               Forfeited....................................      (13,276)                $ 8.21
                                                                  --------                ------

               Unexercised at June 30, 2003 (Restated)(1)...      956,920                 $ 6.68
               Granted......................................       16,000                 $15.93
               Exercised....................................     (133,907)                $ 6.11
               Forfeited....................................      (25,831)                $13.21
                                                                  --------                ------

               Unexercised at June 30, 2004.................      813,182                 $ 6.55
                                                                  =======
               ---------------------
               (1) Shares of common stock attributable to options and weighted average exercise price of options have been restated as of June 30, 2001, June 30, 2002, and June 30, 2003, to include stock options granted to the directors of the Company.

                               CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

     The following table summarizes information concerning outstanding and exercisable Celadon options at June 30, 2004:

                              Options Outstanding                         Options Exercisable

                                          Weighted-
                                          Average         Weighted                       Weighted
      Range of                           Remaining        Average                         Average
      Exercise           Number         Contractual       Exercise        Number         Exercise
       Prices         Outstanding          Life            Price        Exercisable       Price
    ------------      -----------    ----------------   -----------     -----------      --------
       $0-$5             295,182            6.54            $3.47         267,099          $4.03
       $5-$10            395,500            6.46            $6.94         332,167          $7.07
      $10-$15            106,500            2.93           $12.18         106,500         $11.04
      $15-$20             16,000            9.83           $15.93            ---            ---

     Celadon stock options exercisable at June 30, 2004, 2003 and 2002 were 705,766, 713,368 and 518,137, respectively (2003 and 2002 restated for director stock option plans).

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

     The weighted-average per share fair value of the individual options granted is estimated as $0.22 and $0.46, on the date of the grant, during fiscal year 2004 and fiscal 2002, respectively. No options were granted during fiscal year 2003.

     The fair value of TruckersB2B option grants for 2004 and 2002, respectively was determined using a Black-Scholes option-pricing model with the following weighted average assumptions;

                                                      2004             2002
                                                      ----             ----
             Dividend yield..................           0                0
             Volatility......................          .1%              .1%
             Risk-free interest rate.........         2.4%             5.5%
             Forfeiture rate.................           0%               0%
             Expected life...................        7 years         7 years

                               CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

     Stock option activity for TruckersB2B is summarized below:

                                                                                       Weighted
                                                     Shares of Common Stock           Average Exercise
                                                     Attributable to Options          Price of Options
                                                     ----------------------          ------------------
    Unexercised at June 30, 2001 (Restated)(1)..........     735,750                       $0.92
    Granted(1)..........................................     140,000                       $1.46
    Forfeited...........................................    (336,000)                      $0.98
                                                            --------                       -----

    Unexercised at June 30, 2002 (Restated)(1)..........     539,750                       $1.03
    Forfeited(1)........................................     (30,500)                      $0.87
                                                             -------                       -----

    Unexercised at June 30, 2003 (Restated)(1)..........     509,250                       $1.04
    Granted.............................................     200,000                       $1.46
    Forfeited...........................................    (54,250)                       $1.01
                                                             -------                       -----

    Unexercised at June 30, 2004........................     655,000                       $1.17
                                                             =======
    ----------------------
    (1) Shares of common stock attributable to options and weighted average exercise price of options have been restated to include stock options granted to certain employees.

     The following table summarizes information concerning outstanding and exercisable TruckersB2B options at June 30, 2004:

                                       Options Outstanding                              Options Exercisable
                                            Weighted-
                                             Average            Weighted                               Weighted
      Range of                              Remaining            Average                               Average
      Exercise            Number           Contractual          Exercise            Number             Exercise
       Prices           Outstanding            Life               Price           Exercisable           Price
     ----------         -----------       --------------       -----------        -----------        --------
        $0-$1             335,000              5.9                $0.89               313,250           $0.91
        $1-$2             320,000              9.2                $1.46                60,000           $1.46

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

                               CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

(7)  EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators used in computing earnings per share (in thousands):

                                                                            2004      2003        2002
                                                                           ------    ------      ------
   Income (loss) available to common shareholders....................       $(275)   $3,588      $1,709
                                                                            =====    ======      ======

   Basic earnings (loss) per share:
        Weighted - average number of common
            shares outstanding.......................................      7,986      7,688       7,611
                                                                           =====      =====       =====

            Basic earnings (loss) per share..........................      $(0.03)    $0.47       $0.22
                                                                           ======     =====       =====

   Diluted earnings (loss) per share:
        Weighted - average number of common
            shares outstanding.......................................      7,986      7,688       7,611
        Effect of stock options and other incremental shares.........        ---        347         142
                                                                           ------    ------      ------

        Weighted-average number of common shares
            outstanding - diluted....................................      7,986      8,035       7,753
                                                                           =====      =====       =====

        Dilute earnings (loss) per share.............................      $(0.03)    $0.45       $0.22
                                                                           ======     =====       =====

     Diluted loss per share for fiscal year 2004 does not include the anti-dilutive effect of 449 thousand stock options and other incremental shares, respectively.

(8)  RELATED PARTY TRANSACTIONS

     In October 2001, the Company sold 103,850 shares of treasury stock to non-executive members of management. The Company granted loans totaling $449,000 to the non-executive management with a 5-year term. As of June 30, 2004, approximately $70,000 of the aforementioned loans remained outstanding.

(9)  COMMITMENTS AND CONTINGENCIES

     The Company has outstanding commitments to purchase approximately $45.6 million of revenue equipment at June 30, 2004, which will be financed utilizing long-term lease agreements.

     Standby letters of credit, not reflected in the accompanying consolidated financial statements, aggregated approximately $6.8 million at June 30, 2004.

     The Company has employment and consulting agreements with various key employees providing for minimum combined annual compensation over the next three fiscal years of $958 thousand in fiscal 2005, $453 thousand in fiscal 2006 and $19 thousand in fiscal 2007.

     During fiscal 2004, the Company received approximately $4.4 million in fuel tax refunds relating to prior periods. The Company recognized $3.1 million as a reduction in fuel expense during the period. The balance is reserved for obligations pending settlement.

                               CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

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

     The Company is a party to routine litigation incidental to its business, primarily involving claims for bodily injury and cargo or other property damage or loss incurred in the transportation of freight. In fiscal 2004, the Company is self-insured on auto liability claims, in the United States and Canada, for the first $1.0 million with an aggregate deductible of $2.75 million limited to $1.5 million per occurrence. In fiscal 2005, the Company is self-insured on auto liability claims, in the United States and Canada, for the first $2.5 million dollars of an accident claim. In the fourth quarter of fiscal 2004, the Company incurred one significant accident which was accrued for the maximum exposure. The Company is also responsible for administrative expenses, for each occurrence involving personal injury or property damage. The Company is also self-insured for the full amount of all physical damage losses, for workers compensation losses up to $1.5 million per claim, and for cargo claims up to $100 thousand per shipment. Subject to these self-insured retention amounts, our current workers' compensation policy provides coverage up to a maximum per claim amount of $10.0 million, and our current cargo loss and damage coverage provides coverage up to $1.0 million per shipment. The Company maintains separate insurance in Mexico consisting of bodily injury and property damage coverage with acceptable deductibles. Management believes its uninsured exposure is reasonable for the transportation industry, based on previous history.
Consequently, the Company does not believe that the litigation and claims experienced will have a material impact on our financial position or results of operations.

     Shortages of fuel, increases in fuel prices or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. The Company cannot predict whether high fuel price levels will continue in the future or the extent to which fuel surcharges will be collected to offset such increases. During the years ended June 30, 2004 and 2003, the Company recognized approximately $35 thousand of income and $98 thousand of expense, respectively on futures contracts and commodity collar transactions which is included in fuel expense.

(10) INCOME TAXES

     The income tax provision for operations in 2004, 2003 and 2002 consisted of the following (in thousands):

                                                               2004        2003         2002
                                                             -------     -------      -------
Current:
     Federal  ...............................................$2,484       $ ---        $ ---
     State and local............................................256          74           97
     Foreign....................................................376        (302)          90
                                                             -------     -------      -------
         Total Current........................................3,116        (228)        187
                                                            -------      -------      -------
Deferred:
     Federal  ..................................................730       2,226          740
     State and local.............................................75         409           39
     Foreign...................................................(478)        541          249
                                                             -------     -------      -------
         Total Deferred.........................................327       3,175        1,028
                                                             -------     -------      -------
         Total...............................................$3,443      $2,948       $1,215
                                                             =======     =======     ========

     No provision is made for U.S. federal income taxes on undistributed earnings of foreign subsidiaries of approximately $7.8 million at June 30, 2004, as management intends to permanently reinvest such earnings in the Company's operations in the respective foreign countries where earned. Included in the consolidated income before income taxes is income of approximately $0.2 million generated from foreign operations in fiscal 2004.

                               CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

     The Company's income tax expense varies from the statutory federal tax rate of 35% to income before income taxes as follows (in thousands):

                                                            2004          2003         2002
                                                           -------       -------      -------
Computed "expected" income tax expense...............       $1,109        $2,288       $1,023
State taxes, net of federal benefit..................          215           391           89
Non-deductible expenses..............................        1,252           314           68
Settlement of IRS audit..............................          993           ---          ---
Other, net   ........................................         (126)          (45)          35
                                                           -------       -------      -------
         Actual income tax expense...................       $3,443        $2,948       $1,215
                                                           =======       =======      =======

     The Company has reached final settlements with the Internal Revenue Service related to all of the audits of the Company's consolidated federal income tax returns through fiscal year June 30, 2001. As a result of the settlement, Celadon applied $993 thousand against its net operating loss carryforward during fiscal year 2004.

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2004 and 2003 consisted of the following (in thousands):

                                                                   2004              2003
                                                                ---------        ----------
Deferred tax assets:
     Allowance for doubtful accounts........................   $      595       $       290
     Insurance reserves.....................................        1,906             1,211
     Net operating loss carryforwards.......................        1,315             3,255
     Alternative minimum tax credit carryforward............          635               628
     Other .................................................          503               878
                                                                ---------        ----------
           Total deferred tax assets........................     $  4,954         $   6,262
                                                                =========        ==========

Deferred tax liabilities:
     Property and equipment.................................     $ (7,448)        $  (7,329)
     Capital leases.........................................       (2,122)           (4,542)
     Other .................................................       (3,940)           (2,743)
                                                                ---------        ----------
           Total deferred tax liabilities...................     $(13,510)        $ (14,614)
                                                                ==========       ============

Net current deferred tax assets.............................      $ 1,974         $   2,296
Net non-current deferred tax liabilities....................      (10,530)          (10,648)
                                                                ---------        ----------
           Total net deferred tax liabilities...............      $(8,556)        $  (8,352)
                                                                --========       ===========

     As of June 30, 2004, the Company had approximately $3.4 million of net operating loss carryforwards with expiration dates beginning in 2015.

(11) SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

     The Company operates in two segments, transportation and e-commerce. The Company generates revenue, in the transportation segment, primarily by providing truckload hauling services through its subsidiaries, CTSI, Jaguar, and CelCan. The Company provides certain services over the Internet through its e-commerce subsidiary, TruckersB2B. The e-commerce segment generates revenue by providing discounted fuel, tires, and other products and services to small and medium-sized trucking companies. The Company evaluates the performance of its operating segments based on operating income (loss).

                               CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

                                                                           Fiscal year ended
                                                                                June 30,
                                                                         (Dollars in thousands)

                                                                     2004           2003            2002
                                                                  ----------     ----------       --------
Operating revenues
    Transportation.................................................$389,813        $359,883       $330,321
    E-Commerce........................................................8,110           7,222          6,678
                                                                  ----------     ----------       --------
                                                                    397,923         367,105        336,999

Operating income
    Transportation....................................................5,558          11,522          9,659
    E-Commerce........................................................1,513           1,212            886
                                                                  ----------     ----------       --------
                                                                      7,071          12,734         10,545

Depreciation and amortization
    Transportation...................................................25,722          13,750         13,616
    E-Commerce.......................................................... 57              68             74
                                                                  ----------     ----------       --------
                                                                     25,779          13,818         13,690

Interest income
    Transportation...................................................... 40              85            114

Interest expense
    Transportation....................................................3,684           6,127          7,489
    E-Commerce.......................................................... 79             159            112
                                                                  ----------     ----------       --------
                                                                      3,763           6,286          7,601

Income before taxes
    Transportation....................................................1,734           5,484          2,150
    E-Commerce........................................................1,434           1,052            774
                                                                  ----------     ----------       --------
                                                                      3,168           6,536          2,924

Total assets
    Transportation..................................................149,824         160,970        188,508
    E-Commerce........................................................1,486           1,103          1,523
                                                                  ----------     ----------       --------
                                                                    151,310         162,073        190,031

Special charges included in segment profit loss
    Trailer impairment charge (Transportation) .......................9,834             ---            ---
    Re-financing of debt (Transportation) ..............................---             914            ---

          See accompanying notes to consolidated financial statements.

                               CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004


     Information as to the Company's operations by geographic area is summarized below: (in thousands). The Company allocates operating revenue based on the country of origin of the tractor hauling the freight.

                                                               2004            2003           2002
                                                            -----------     ----------     ----------
Operating revenue:
         United States...............................        $322,961        $301,492        $268,902
         Canada   ...................................          55,580          47,524          47,900
         Mexico   ...................................          19,382          18,089          20,197
                                                            -----------     ----------     ----------
                  Total..............................        $397,923        $367,105        $336,999
                                                            ===========     ==========     ==========

Long lived assets:
         United States...............................         $55,798         $65,860         $81,940
         Canada   ...................................           4,698           9,337          10,684
         Mexico   ...................................           1,305           1,770           2,354
                                                            -----------     ----------     ----------
                  Total..............................         $61,801         $76,967         $94,978
                                                            ===========     ==========     ==========

     The Company's largest customer is DaimlerChrysler, which accounted for approximately 9%, 12%, and 19% of the Company's total revenue for fiscal 2004, 2003 and 2002, respectively. The Company transports DaimlerChrysler original equipment automotive parts primarily between the United States and Mexico and Daimler Chrysler after-market replacement parts and accessories within the United States. The Company's agreement with DaimlerChrysler is an agreement for international freight with the Chrysler division, which expires in October 2006. No other customer accounted for more than 5% of the Company's total revenue during any of its three most recent fiscal years.

                               CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

(12) SELECTED QUARTERLY DATA (Unaudited)

     Summarized quarterly data for fiscal 2004 and 2003 follows (in thousands except per share amounts):

                                                                   Fiscal Year 2004
                                                       1st Qtr.     2nd Qtr.    3rd Qtr.   4th Qtr.
                                                      ---------    ---------   ---------  ---------
         Operating revenues...........................$ 95,651      $97,137     $98,822    $106,313
         Operating expenses(1)........................ 101,561       93,084      94,913     101,294
                                                      ---------    ---------   ---------  ---------

         Operating income (loss)........................(5,910)       4,053       3,909       5,019
         Other expense, net..............................1,156        1,020       1,074         653
                                                      ---------    ---------   ---------  ---------

         Income (loss) before taxes.....................(7,066)       3,033       2,835       4,366
         Income tax expense (benefit) ..................(1,526)       1,507       1,464       1,998
                                                      ---------    ---------   ---------  ---------

         Net income (loss)............................$ (5,540)      $1,526      $1,371     $ 2,368
                                                      =========    =========    ========   =========

         Basic income (loss) per share................$  (0.72)      $ 0.20      $ 0.18      $ 0.28
                                                      =========    =========    ========   =========
         Diluted income (loss) per share..............$  (0.72)      $ 0.19      $ 0.17      $ 0.26
                                                      =========    =========    ========   =========

                                                                   Fiscal Year 2004
                                                       1st Qtr.     2nd Qtr.    3rd Qtr.   4th Qtr.
                                                      ---------    ---------   ---------  ---------
         Operating revenues............................$93,560      $90,827     $90,686     $92,032
         Operating expenses.............................89,624       87,675      88,670      88,402
                                                      ---------    ---------   ---------  ---------

         Operating income  ..............................3,936        3,152       2,016       3,630
         Other expense, net(2)...........................2,416        1,417       1,222       1,143
                                                      ---------    ---------   ---------  ---------

         Income before taxes.............................1,520        1,735         794       2,487
         Income tax expense................................629          707         340       1,272
                                                      ---------    ---------   ---------  ---------

         Net income......................................$ 891      $ 1,028       $ 454      $1,215
                                                      =========    =========    ========   =========

         Basic income per share.........................$.0.12      $ 0.13       $ 0.06      $ 0.16
                                                      =========    =========    ========   =========
         Diluted income per share.......................$ 0.11      $ 0.13       $ 0.06      $ 0.15
                                                      =========    =========    ========   =========
         ------------------------
         (1) Includes $9.8 million trailer impairment charge in the first quarter and a $3.1 million tax refund in the fourth quarter.
         (2) Includes $0.9 million write-off of unamortized loan origination fees in the first quarter.

                                                                   SCHEDULE II

                               CELADON GROUP, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                    Years ended June 30, 2004, 2003 and 2002

                                         Balance at       Charged to                             Balance at
                                         Beginning        Costs and                                End of
Description                              Of Period         Expenses      Deductions                Period
Year ended June 30, 2002:

Allowance for doubtful accounts        $1,010,031          $932,657     $1,002,566      (a)         $940,122

Reserves for claims payable
     as self insurer                   $3,212,339         $6,203,768     $5,024,203      (b)       $4,391,904

Year ended June 30, 2003:

Allowance for doubtful accounts          $940,122          $704,155         $579,519   (a)       $1,064,758

Reserves for claims payable
     as self insurer                   $4,391,904        $6,905,684       $5,172,252   (b)       $5,172,252

Year ended June 30, 2004:

Allowance for doubtful accounts        $1,064,758          $959,771         $742,314   (a)       $1,282,215

Reserves for claims payable
     as self insurer                   $5,172,252       $12,938,284      $10,376,949   (b)       $7,733,587


(a) Represents accounts receivable write-offs.
(b) Represents claims paid.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no changes in or disagreements with accountants on accounting or financial disclosure within the last three fiscal years.

Item 9A. Controls and Procedures

     As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. During our fourth fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer as appropriate, to allow timely decisions regarding disclosures.

     We have confidence in its internal controls and procedures. Nevertheless, our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors or intentional fraud. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

                                    PART III

     Certain information required to be set forth in Part III of this report is incorporated by reference to our definitive Proxy Statement which will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report. Only those sections of the definitive Proxy Statement which specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the definitive Proxy Statement.

Item 10. Directors and Executive Officers of the Registrant

     The information required by this Item, with the exception of the Code of Ethics disclosure below, is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2004 Annual Meeting of Stockholders.

Code of Ethics

     We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics was filed as Exhibit 14 to our Annual Report on Form 10-K for the year ended June 30, 2003, filed with the SEC on September 19, 2003.

Item 11. Executive Compensation

     The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2004 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this Item, except for the information regarding securities authorized for issuance under equity compensation plans which is set forth in Item 5 of this report, is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2004 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

     The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2004 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

     The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2004 Annual Meeting of Stockholders.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                                             Page Number of
                                                                                             Annual Report
                                                                                              on Form 10-K
(a) List of Documents filed as part of this Report
        (1)   Financial Statements

        Report of Independent Auditors                                                             27

        Consolidated Balance Sheets as of June 30, 2004 and 2003                                   28

        Consolidated Statements of Operations
            Years ended June 30, 2004, 2003 and 2002                                               29

        Consolidated Statements of Cash Flows
            Years ended June 30, 2004, 2003 and 2002                                               30

        Consolidated Statements of Stockholders' Equity
            Years ended June 30, 2004, 2003 and 2002                                               31

        Notes to Consolidated Financial Statements                                                 32

        (2)   Financial Statement Schedules

        Consolidated Financial Statements Schedules as of and for Years ended June 30, 2004, 2003 and 2002

        Schedule II:  Valuation and Qualifying Accounts                                            48

        All other Financial Statements Schedules have been omitted because they are not required or are not applicable.



(3)     Exhibits (Numbered in accordance with Item 601 of Regulation S-K).
3.1      Certificate of  Incorporation  of the Company.  (Incorporated  by reference to Exhibit 3.1 to the
         Company's  Registration  Statement on Form S-1, Registration No. 33-72128,  filed with the SEC on
         November 24, 1993.)
3.2      Certificate of Amendment of Certificate of Incorporation dated February
         2, 1995 decreasing aggregate number of authorized shares to 12,179,985.
         (Incorporated by reference to Exhibit 3.2 to the Company's Annual
         Report on Form 10-K for the fiscal year ended June 30, 1995, filed with the SEC on December 1, 1995.)
3.3      Certificate of Designation for Series A Junior Participating Preferred
         Stock. (Incorporated by reference to Exhibit 3.3 to the Company's
         Annual Report on Form 10-K for the fiscal year ended June 30, 2000, filed with the SEC on September 28, 2000.)
3.4      By-laws. (Incorporated by reference to Exhibit 3.2 to the Company's
         Registration Statement on Form S-1, Registration No. 33-72128, filed with the SEC on November 24, 1993.)
4.1      Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No.
         33-72128, filed with the SEC on November 24, 1993.)
4.2      Certificate of Amendment of Certificate of Incorporation dated February
         2, 1995 decreasing aggregate number of authorized shares to 12,179,985.
         (Incorporated by reference to Exhibit 3.2 to the Company's Annual
         Report on Form 10-K for the fiscal year ended June 30, 1995, filed with the SEC on December 1, 1995.)
4.3      Certificate of Designation for Series A Junior Participating Preferred
         Stock. (Incorporated by reference to Exhibit 3.3 to the Company's
         Annual Report on Form 10-K for the fiscal year ended June 30, 2000, filed with the SEC on September 28, 2000.)
4.4      Rights  Agreement,  dated as of July 20, 2000,  between  Celadon  Group,  Inc. and Fleet National
         Bank, as Rights Agent.  (Incorporated  by reference to Exhibit 4.1 to the Company's  Registration
         Statement on Form 8-A, filed with the SEC on July 20, 2000.)
4.5      By-laws.  (Incorporated  by reference to Exhibit 3.2 to the Company's  Registration  Statement on
         Form S-1, Registration No. 33-72128, filed with the SEC on November 24, 1993.)
10.1     Celadon  Group,  Inc.  1994 Stock  Option  Plan.  (Incorporated  by reference to Exhibit B to the
         Company's Proxy Statement on Schedule 14A, filed with the SEC October 17, 1997.) *
10.2     Employment Contract dated January 21, 1994 between the Company and
         Stephen Russell. (Incorporated by reference to Exhibit 10.43 to the
         Company's Registration Statement on Form S-1, Registration No.
         33-72128, filed with the SEC on November 24, 1993.) *
10.3     Amendment dated February 12, 1997 to Employment Contract dated January
         21, 1994 between the Company and Stephen Russell. (Incorporated by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K
         filed with the SEC on September 12, 1997.)
10.4     Celadon  Group,  Inc.  Non-Employee  Director  Stock Option Plan.  (Incorporated  by reference to
         Exhibit A to the Company's  Proxy  Statement on Schedule  14A,  filed with the SEC on October 14,
         1997.) *
10.5     Amendment  No. 2 dated August 1, 1997 to Employment  Contract  dated January 21, 1994 between the
         Company and  Stephen  Russell.  (Incorporated  by  reference  to Exhibit  10.54 to the  Company's
         Quarterly Report on Form 10-Q filed with the SEC on February 11, 1998.) *
10.6     Rights  Agreement,  dated as of July 20, 2000,  between  Celadon  Group,  Inc. and Fleet National
         Bank, as Rights Agent.  (Incorporated  by reference to Exhibit 4.1 to the Company's  Registration
         Statement on Form 8-A, filed with the SEC on July 20, 2000.)
10.7     Amendment  No. 3 dated July 26, 2000 to  Employment  Contract  dated January 21, 1994 between the
         Company and  Stephen  Russell.  (Incorporated  by  reference  to Exhibit  10.19 to the  Company's
         Annual Report on Form 10-K filed with the SEC on September 30, 2002.) *
10.8     Amendment  No. 4 dated April 4, 2002 to  Employment  Contract  dated January 21, 1994 between the
         Company and  Stephen  Russell.  (Incorporated  by  reference  to Exhibit  10.20 to the  Company's
         Annual Report on Form 10-K filed with the SEC on September 30, 2002.) *
10.9     Separation  Agreement dated March 3, 2000 between the Company and Paul A. Will.  (Incorporated by reference  to Exhibit  10.21 to the  Company's  Annual  Report on Form 10-K filed with the SEC on
         September 30, 2002.) *
10.10    Amendment dated September 30, 2001 to Separation Agreement between the
         Company and Paul A. Will dated March 3, 2000. (Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K
         filed with the SEC on September 30, 2002.) *

10.11    Separation Agreement dated March 2, 2000 between the Company and David
         Shatto. (Incorporated by reference to Exhibit 10.23 to the Company's
         Annual Report on Form 10-K filed with the SEC on September 30, 2002.) *
10.12    Amendment dated September 30, 2001 to Separation Agreement between the
         Company and David Shatto dated March 2, 2000. (Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K
         filed with the SEC on September 30, 2002.) *
10.13    Loan and Security Agreement dated September 26, 2002 among the Company, certain of its subsidiaries, Fleet Capital Corporation, Fleet Capital
         Canada Corporation and certain other lenders. (Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K
         filed with the SEC on September 30, 2002.)
10.14    Waiver and First Amendment to Loan and Security Agreement dated January
         31, 2003 among the Company, certain of its subsidiaries, Fleet Capital
         Corporation, Fleet Capital Canada Corporation and certain other lenders. (Incorporated by reference to Exhibit 10.16 to the Company's
         Annual Report on Form 10-K filed with the SEC on September 19, 2003.)
10.15    Waiver and Second Amendment to Loan and Security Agreement dated April
         24, 2003 among the Company, certain of its subsidiaries, Fleet Capital
         Corporation, Fleet Capital Canada Corporation and certain other lenders. (Incorporated by reference to Exhibit 10.17 to the Company's
         Annual Report on Form 10-K filed with the SEC on September 19, 2003.)
10.16    Third Amendment to Loan and Security Agreement dated August 21, 2003 among the Company, certain of its subsidiaries, Fleet Capital
         Corporation, Fleet Capital Canada Corporation and certain other lenders. (Incorporated by reference to Exhibit 10.18 to the Company's
         Annual Report on Form 10-K filed with the SEC on September 19, 2003.)
10.17    Amendment No. 5 dated November 20, 2002 to Employment Contract dated
         January 21, 1994 between the Company and Stephen Russell. (Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form
         10-K filed with the SEC on September 19, 2003.) *
10.18    Letter of Understanding and Mutual Agreement dated July 9, 2001 between the Company and Sergio Hernandez Aranda. (Incorporated by reference to
         Exhibit 10.18 to the Company's Annual Report on Form 10-K/A filed with the SEC on May 18, 2004.) *
10.19    Fourth Amendment to Loan and Security Agreement dated January 16, 2004 among the Company, certain of its subsidiaries, Fleet Capital
         Corporation, Fleet Capital Canada Corporation and certain other lenders. (Incorporated by reference to Exhibit 10.21 to the Company's
         10-Q filed with the SEC on April 29, 2004.)
10.20    Fifth Amendment to Loan and Security Agreement dated May 20, 2004 among the Company, certain of its subsidiaries, Fleet Capital Corporation,
         Fleet Capital Canada Corporation and certain other lenders. #
14       Celadon Group, Inc. Code of Business Conduct and Ethics adopted by the
         Company on April 30, 2003. (Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed with the SEC on
         September 19, 2003.)
21       Subsidiaries. #
23       Consent of Independent Auditors. #
31.1     Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stephen
         Russell, the Company's Chief Executive Officer. #
31.2     Certification  pursuant to Item 601(b)(31) of Regulation S-K, as adopted  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company's Chief Financial Officer. #
32.1     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Stephen Russell,
         the Company's Chief Executive Officer. #
32.2     Certification  pursuant  to 18 U.S.C.  Section  1350,  as adopted  pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company's Chief Financial Officer. #
99.1     Private  Securities   Litigation  Reform  Act  of  1995  Safe  Harbor  Compliance  Statement  for
         Forward-Looking Statements. #
------------------
*        Management contract or compensatory plan or arrangement.
#        Filed herewith.

(b)      Reports on Form 8-K.

During our fourth fiscal quarter ended June 30, 2004, we filed with, or furnished to, the SEC the following Current Reports on Form 8-K:

Current Report on Form 8-K dated April 19, 2004 (furnished to the SEC on April 20, 2004) to report the issuance of a press release regarding the Company's financial results for the quarter and nine months ended March 31, 2004;

Current Report on Form 8-K dated April 20, 2004 (furnished to the Commission on April 22, 2004) to report certain information with respect to an investor conference call regarding the Company's financial results for the quarter and nine months ended March 31, 2004; and

Current Report on Form 8-K dated April 29, 2004 (furnished to the SEC on April 29, 2004) to report the issuance of a press release regarding the Company's filing of a registration statement for a secondary offering of its common stock.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this September 13, 2004.

                       Celadon Group, Inc.

                       By: /s/ Stephen Russell
                          -----------------------
                          Stephen Russell
                          Chairman of the Board, President and
                          Chief Executive Officer

         Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                                  Title                                     Date
                               Chairman of the Board, President and               September 13, 2004
/s/ Stephen Russell            Chief Executive Officer
(Stephen Russell)              (Principal Executive Officer)

                               Chief Financial Officer, Treasurer, and            September 13, 2004
/s/ Paul A. Will               Asst. Secretary (Principal Financial and
(Paul A. Will)                 Accounting Officer)


/s/ Paul A. Biddelman          Director                                           September 13, 2004
(Paul A. Biddelman)

                                                                                  September 13, 2004
/s/ Michael Miller             Director
(Michael Miller)

                                                                                  September 13, 2004
/s/ Anthony Heyworth           Director
(Anthony Heyworth)

                                                                                  September 13, 2004
/s/ John Kines                 Director
(John Kines)

                                      -55-