Form 10-K/A
period 2004-06-30
CELADON GROUP INC
filed 2004-09-14
CIK 865941

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                               (Amendment No. 1)

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

                       Documents Incorporated by Reference
       Part III of Form 10-K - Portions of Definitive Proxy Statement for
                     the 2004 Annual Meeting of Stockholders

    This Amendment No. 1 on Form 10-K/A ("Amendment No. 1") amends the Annual Report on Form 10-K of Celadon Group, Inc. for the fiscal year ended June 30, 2004, filed with the Securities and Exchange Commission on September 13, 2004 (the "Original Report"), by correcting certain typographical and clerical errors in Items 6, 8, 9A and 15 of the Original Report. None of the revisions reflected in this Amendment No. 1 represents a change in the financial or statistical information set forth in the financial statements or elsewhere in the Original Report or a substantive change to the other disclosures contained in the Original Report. In connection with the filing of this Amendment No. 1 and pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, Celadon Group, Inc. is including as exhibits certain currently dated certifications of its Chief Executive Officer and Chief Financial Officer and an updated consent of its independent registered public accounting firm. Item 15 of this Amendment No. 1 has been revised to reflect the addition of these exhibits.

     This Amendment No. 1 only reflects the changes discussed above, and does not amend, update, or change any other items or disclosures contained in the Original Report.

                               CELADON GROUP, INC.
                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                                           Page
PART I
         Item 1.         Business.........................................................................    3
         Item 2.         Properties.......................................................................   10
         Item 3.         Legal Proceedings................................................................   10
         Item 4.         Submission of Matters to a Vote of Security Holders..............................   10

PART II

         Item 5.         Market for Registrant's Common Stock and Related
                             Stockholder Matters..........................................................   11
         Item 6.         Selected Financial Data..........................................................   12
         Item 7.         Management's Discussion and Analysis of Financial
                             Condition and Results of Operations..........................................   13
         Item 7A.        Quantitative and Qualitative Disclosures About
                             Market Risk..................................................................   24
         Item 8.         Financial Statements and Supplementary Data......................................   25
         Item 9.         Changes in and Disagreements with Accountants on
                             Accounting and Financial Disclosure..........................................   50
         Item 9A.        Controls and Procedures..........................................................   50

PART III

         Item 10.        Directors and Executive Officers of the Registrant...............................   51
         Item 11.        Executive Compensation...........................................................   51
         Item 12.        Security Ownership of Certain Beneficial Owners
                             And Management and Related Stockholder Matters...............................   51
         Item 13.        Certain Relationships and Related Transactions...................................   51
         Item 14.        Principal Accountant Fees and Services...........................................   51

PART IV

         Item 15.        Exhibits, Financial Statement Schedules
                             and Reports On Form 8-K......................................................   52

SIGNATURES................................................................................................   56

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

                                                                                  Fiscal year ended June 30,
                                                                                  --------------------------
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

     Our operating leases include some under which we do not guarantee the value of the asset at the end of the lease term ("walk-away leases") and some under which we do guarantee the value of the asset at the end of the lease term. We were obligated for residual value payments related to operating leases of $42.5 million at June 30, 2004and $51.1 million at June 30, 2003. A portion of these amounts is covered by repurchase and/or trade agreements we have with the equipment manufacturer. We believe that any residual payment obligations that are not covered by the manufacturer will be satisfied, in the aggregate, by the value of the related equipment at the end of the lease. We anticipate that our continued reliance on operating leases, rather than bank borrowings or capital leases, to finance the acquisition of revenue equipment in connection with our fleet upgrade will allow us to use our cash flows to further reduce our balance sheet debt.

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



                  /s/ERNST & YOUNG LLP


Indianapolis, Indiana
July 29, 2004

                               CELADON GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                             June 30, 2004 and 2003
                             (Dollars in thousands)

A S S E T S                                                                           2004             2003
                                                                                  -----------     ------------
Current assets:
    Cash and cash equivalents..................................................   $       356      $     1,088
    Trade receivables, net of allowance for doubtful accounts of
        $1,945 and $1,065 in 2004 and 2003, respectively.......................        52,248           44,182
    Accounts receivable -other.................................................         4,476            3,432
    Prepaid expenses and other current assets..................................         5,427            7,101
    Tires in service...........................................................         4,368            4,714
    Income tax receivable......................................................           ---              ---
    Deferred income taxes......................................................         1,974            2,296
                                                                                  -----------     ------------
        Total current assets...................................................        68,849           62,813
Property and equipment.........................................................       102,084          129,319
    Less accumulated depreciation and amortization                                     40,283           52,352
                                                                                  -----------     ------------
        Net property and equipment.............................................        61,801           76,967
Tires in service...............................................................         1,875            2,207
Goodwill ......................................................................        16,702           16,702
Other assets...................................................................         2,083            3,384
                                                                                  -----------     ------------
        Total assets...........................................................   $   151,310      $   162,073
                                                                                  ===========     ============

L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y

Current liabilities:
    Accounts payable...........................................................   $     7,464      $     4,204
    Accrued salaries and benefits..............................................         9,229            6,748
    Accrued insurance and claims...............................................         7,563            5,163
    Accrued independent contractor expense.....................................         2,269            2,728
    Accrued fuel expense.......................................................         2,466            3,138
    Other accrued expenses.....................................................        11,499           11,074
    Current maturities of long-term debt.......................................         2,270            6,156
    Current maturities of capital lease obligations............................         3,040           14,960
    Income tax payable.........................................................         2,941              299
                                                                                  -----------     ------------
        Total current liabilities..............................................        48,741           54,470
Long-term debt, net of current maturities......................................         6,907           26,406
Capital lease obligations, net of current maturities...........................         2,277           13,272
Deferred income taxes..........................................................        10,530           10,648
Minority interest..............................................................            25               25
Stockholders' equity:
    Preferred stock, $1.00 par value, authorized 179,985 shares; no
        shares issued and outstanding..........................................           ---              ---
    Common stock, $0.033 par value, authorized 12,000,000 shares; issued
       9,748,970 and 7,789,764 shares at June 30, 2004 and 2003, respectively..           322              257
      Additional paid-in capital...............................................        86,588           60,092
      Retained deficit.........................................................        (1,036)            (761)
      Unearned compensation on restricted stock................................          (689)             ---
      Accumulated other comprehensive loss.....................................        (2,355)          (1,947)
      Treasury stock, at cost, 96,001 shares at June 30, 2003...................          ---             (389)
                                                                                  -----------     ------------
        Total stockholders' equity.............................................        82,830           57,252
                                                                                  -----------     ------------
        Total liabilities and stockholders' equity.............................   $   151,310      $   162,073
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

                               CELADON GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    Years ended June 30, 2004, 2003 and 2002
                  (Dollars in thousands, except share amounts)

                                     Common                                         Accumulated                            Total
                                     Stock                 Additional   Retained       Other       Treasury                Stock-
                                 No. of Shares              Paid-In     Earnings   Comprehensive    Stock-     Unearned    Holders'
                                   Outstanding   Amount     Capital     (Deficit)  Income/(Loss)    Common   Compensation  Equity
                                 -------------  --------   ----------   ---------  -------------    --------  ------------ -------
Balance at June 30, 2001           7,539,642     $ 257      $59,923     $(6,058)     $(1,051)       $(1,008)      ---      $52,063

Net income                              ---        ---          ---       1,709          ---            ---       ---        1,709
Equity adjustments for foreign
    currency translation                ---        ---          ---         ---         (530)           ---       ---         (530)
                                 -------------  --------   ----------   ---------  -------------    --------   ----------  -------
Comprehensive income (loss)             ---        ---          ---       1,709         (530)           ---       ---        1,179
Tax benefits from stock options         ---        ---           93         ---          ---            ---       ---           93
Treasury stock purchases             ( 4,250)       ---         ---         ---          ---            (17)      ---          (17)
Treasury stock sales                 103,850        ---         ---         ---          ---            415       ---          415
Exercise of incentive stock
options                               38,366        ---          28         ---          ---            155       ---          183
                                 -------------  --------   ----------   ---------  -------------    --------   ----------  -------
Balance at June 30, 2002           7,677,608     $ 257      $60,044     $(4,349)     $(1,581)       $  (455)      ---      $53,916

Net income                              ---        ---          ---       3,588          ---            ---       ---        3,588
Equity adjustments for foreign
    currency translation                ---        ---          ---         ---         (366)           ---       ---         (366)
                                 -------------  --------   ----------   ---------  -------------    --------   ----------  -------
Comprehensive income (loss)             ---        ---          ---       3,588         (366)           ---       ---        3,222
Tax benefits from stock options         ---        ---           37         ---          ---            ---       ---           37
Exercise of incentive stock
     options                          16,155        ---          11         ---          ---             66       ---           77
                                 -------------  --------   ----------   ---------  -------------    --------   ----------  -------
Balance at June 30, 2003           7,693,763     $ 257      $60,092     $  (761)     $(1,947)       $  (389)    $ ---      $57,252

Net loss                                ---        ---          ---        (275)         ---             ---      ---         (275)
Equity adjustments for foreign
    currency translation                ---        ---          ---         ---         (408)            ---       ---        (408)
                                 -------------  --------   ----------   ---------  -------------    --------   ----------  -------
Comprehensive loss                      ---        ---          ---        (275)        (408)            ---       ---        (683)
Tax benefits from stock options         ---        ---          247         ---          ---             ---       ---         247
Secondary stock offering           1,853,500        61       24,997         ---          ---             ---       ---      25,058
Restricted stock grants               67,800         3          824         ---          ---             ---      (689)        138
Exercise of incentive stock
    options                          133,907         1          428         ---          ---             389       ---         818
                                 -------------  --------   ----------   ---------  -------------    --------   ----------  -------
Balance at June 30, 2004           9,748,970     $ 322      $86,588     $(1,036)     $(2,355)       $     0     $ (689)    $82,830
                                 =============  ========   ==========   =========  =============    ========   ==========  =======

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

(4)  LEASE OBLIGATIONS, LONG-TERM DEBT AND STOCKHOLDERS' EQUITY

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

     Future minimum lease payments relating to capital leases and to operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

                                                                         Capital        Operating
                       Year ended June 30                                Leases          Leases
                       ------------------                                -------        --------
2005  .................................................................. $3,287          $37,298
2006  ..................................................................  1,067           32,433
2007  ..................................................................    554           34,649
2008  ..................................................................    147           19,918
2009  ..................................................................    115            7,188
Thereafter..............................................................    663           28,463
                                                                         -------        --------
    Total minimum lease payments........................................ $5,833         $159,949
                                                                                        ========
Less amounts representing interest......................................    516
                                                                         -------
Present value of net minimum lease payments............................. $5,317
Less current maturities.................................................  3,040
                                                                         -------
    Non-current portion................................................. $2,277
                                                                         =======

Total rental expense for operating leases is as follows (in thousands):

                                                                                 2004          2003           2002
                                                                                 ----          ----           ----
        Revenue and service equipment.........................................$30,802       $25,817        $22,079
        Office facilities and terminals........................................ 2,297         2,149          2,285
                                                                              -------       -------        -------
                                                                              $33,099       $27,966        $24,364
                                                                              =======       =======        =======

Long-Term Debt

     The Company's outstanding borrowings consist of the following at June 30 (in thousands):

                                                                                2004       2003
                                                                              -------     -------
         Outstanding amounts under Credit Agreement (collateralized
            by certain trade receivables and revenue equipment)..........     $6,017      $23,144
         Other borrowings................................................      3,160        9,418
                                                                              -------     -------
                                                                               9,177       32,562
         Less current maturities.........................................      2,270        6,156
                                                                              -------     -------
            Non-current portion..........................................     $6,907      $26,406
                                                                              =======     =======

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
                                       --------
                                        $9,177
                                       ========

Stockholders' Equity

     In the fourth quarter of fiscal 2004, the Company issued 1.85 million shares of its common stock in a public offering. The stock issuance resulted in net proceeds to the Company of approximately $25.1 million. The Company used the proceeds to repay all amounts outstanding under its revolving credit facility. The balance of the net proceeds were used to pay off debt and leases related to equipment.

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

                              CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

(6)  STOCK PLANS

Stock Options - Celadon Group, Inc.

     The Company has Stock Option Plans ("Plan") which provide for the granting of stock options, stock appreciation rights and restricted stock awards to purchase not more than 1,350,000 shares of Common Stock, subject to adjustment under certain circumstances, to select management, key employees, and directors of the Company and its subsidiaries. The options have a six-month to three-year vesting period.

     In fiscal 2004, the Company granted 67,800 restricted stock awards to senior management at $12.20. These grants vest over four years contingent upon the Company meeting certain financial targets. In determining whether these targets were met for fiscal 2004, the Company's Board of Directors excluded the impact of a $9.8 milion pretax trailer impairment charge, outstanding stock appreciation rights, and the increased dilution resulting from the Company's secondary stock offering. These grants were valued at $827 thousand and the portion that has not vested is accounted for in unearned compensation of restricted stock in equity. Compensation expense of $138 thousand has been recognized in salaries, wages and employee benefits.

     The weighted-average per share fair value of the individual options granted during fiscal year 2004 and 2003 for Celadon is estimated as $8.08 and $4.58, respectively on the date of grant.

     The fair values of Celadon option grants for 2004 and 2003 were determined using a Black-Scholes option-pricing model with the following weighted average assumptions:

                                          2004            2003
                                        ----------      ----------
            Dividend yield............      0               0
            Volatility................    51.7%           59.9%
            Risk-free interest rate...    2.88%           1.95%
            Forfeiture rate...........     0.0%            0.0%
            Expected life.............   7 years         7 years

     Stock option activity for Celadon is summarized below:

                                                                  Shares of            Weighted
                                                                 Common Stock          Average
                                                                 Attributable          Exercise
                                                                  To Options       Price of Options
                                                              ------------------- -------------------
               Unexercised at June 30, 2001 (Revised)(1)....      908,349                 $ 7.62
               Granted(1)...................................      326,664                 $ 5.73
               Exercised....................................      (33,366)                $ 4.49
               Forfeited(1).................................     (231,296)                $10.24
                                                                 ---------                ------

               Unexercised at June 30, 2002 (Revised)(1)....      970,351                 $ 6.46
               Granted(1)...................................       16,000                 $ 8.00
               Exercised....................................      (16,155)                $ 4.77
               Forfeited....................................      (13,276)                $ 8.21
                                                                  --------                ------

               Unexercised at June 30, 2003 (Revised)(1)....      956,920                 $ 6.68
               Granted......................................       16,000                 $15.93
               Exercised....................................     (133,907)                $ 6.11
               Forfeited....................................      (25,831)                $13.21
                                                                  --------                ------

               Unexercised at June 30, 2004.................      813,182                 $ 6.55
                                                                  =======
               ---------------------
               (1) Shares of common stock attributable to options and weighted average exercise price of options have been revised as of June 30, 2001, June 30, 2002, and June 30, 2003, to include stock options granted to the directors of the Company.

                               CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

     The following table summarizes information concerning outstanding and exercisable Celadon options at June 30, 2004:

                                   Options Outstanding                     Options Exercisable
                      ---------------------------------------------     -------------------------

                                          Weighted-
                                          Average         Weighted                       Weighted
      Range of                           Remaining        Average                        Average
      Exercise           Number         Contractual       Exercise        Number         Exercise
       Prices         Outstanding          Life            Price        Exercisable       Price
    ------------      -----------    ----------------   -----------     -----------      --------
       $0-$5             295,182            6.54            $3.47         267,099          $4.03
       $5-$10            395,500            6.46            $6.94         332,167          $7.07
      $10-$15            106,500            2.93           $12.18         106,500         $11.04
      $15-$20             16,000            9.83           $15.93            ---            ---

     Celadon stock options exercisable at June 30, 2004, 2003 and 2002 were 705,766, 713,368 and 518,137, respectively (2003 and 2002 revised for director stock option plan).

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
             Expected life...................        7 years         7 years

                               CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

     Stock option activity for TruckersB2B is summarized below:

                                                                                               Weighted
                                                          Shares of Common Stock           Average Exercise
                                                          Attributable to Options          Price of Options
                                                          ----------------------          ------------------
    Unexercised at June 30, 2001 (Revised)(1)...........          735,750                       $0.92
    Granted(1)..........................................          140,000                       $1.46
    Forfeited...........................................         (336,000)                      $0.98
                                                                 --------                       -----

    Unexercised at June 30, 2002 (Revised)(1)...........          539,750                       $1.03
    Forfeited(1)........................................          (30,500)                      $0.87
                                                                  -------                       -----

    Unexercised at June 30, 2003 (Revised)(1)...........          509,250                       $1.04
    Granted.............................................          200,000                       $1.46
    Forfeited...........................................          (54,250)                      $1.01
                                                                  -------                       -----

    Unexercised at June 30, 2004........................          655,000                       $1.17
                                                                  =======
    ----------------------
    (1) Shares of common stock attributable to options and weighted average exercise price of options have been revised to include stock options granted to certain employees.

     The following table summarizes information concerning outstanding and exercisable TruckersB2B options at June 30, 2004:

                                         Options Outstanding                         Options Exercisable
                        --------------------------------------------------        ---------------------------
                                            Weighted-
                                             Average            Weighted                             Weighted
      Range of                              Remaining            Average                             Average
      Exercise            Number           Contractual          Exercise            Number           Exercise
       Prices           Outstanding            Life               Price           Exercisable         Price
     ----------         -----------       --------------       -----------        -----------        --------
        $0-$1             335,000              5.9                $0.89               313,250          $0.91
        $1-$2             320,000              9.2                $1.46                60,000          $1.46

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

                               CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

(7)  EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators used in computing earnings per share (in thousands):

                                                                             2004      2003        2002
                                                                            ------    ------      ------
   Income (loss) available to common shareholders....................       $(275)    $3,588      $1,709
                                                                            =====     ======      ======

   Basic earnings (loss) per share:
        Weighted - average number of common
            shares outstanding.......................................       7,986      7,688       7,611
                                                                            =====      =====       =====

            Basic earnings (loss) per share..........................       $(0.03)    $0.47       $0.22
                                                                            ======     =====       =====

   Diluted earnings (loss) per share:
        Weighted - average number of common
            shares outstanding.......................................       7,986      7,688       7,611
        Effect of stock options and other incremental shares.........         ---        347         142
                                                                            ------    ------      ------

        Weighted-average number of common shares
            outstanding - diluted....................................       7,986      8,035       7,753
                                                                            =====      =====       =====

        Diluted earnings (loss) per share............................       $(0.03)    $0.45       $0.22
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

     The Company is a party to routine litigation incidental to its business, primarily involving claims for bodily injury and cargo or other property damage or loss incurred in the transportation of freight. In fiscal 2004, the Company was self-insured on auto liability claims, in the United States and Canada, for the first $1.0 million with an aggregate deductible of $2.75 million limited to $1.5 million per occurrence. In fiscal 2005, the Company is self-insured on auto liability claims, in the United States and Canada, for the first $2.5 million dollars of an accident claim. In the fourth quarter of fiscal 2004, the Company incurred one significant accident which was accrued for the maximum exposure. The Company is also responsible for administrative expenses, for each occurrence involving personal injury or property damage. The Company is also self-insured for the full amount of all physical damage losses, for workers compensation losses up to $1.5 million per claim, and for cargo claims up to $100 thousand per shipment. Subject to these self-insured retention amounts, our current workers' compensation policy provides coverage up to a maximum per claim amount of $10.0 million, and our current cargo loss and damage coverage provides coverage up to $1.0 million per shipment. The Company maintains separate insurance in Mexico consisting of bodily injury and property damage coverage with acceptable deductibles. Management believes its uninsured exposure is reasonable for the transportation industry, based on previous history.
Consequently, the Company does not believe that the litigation and claims experienced will have a material impact on our financial position or results of operations.

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

(10) INCOME TAXES

     The income tax provision for operations in 2004, 2003 and 2002 consisted of the following (in thousands):

                                                               2004        2003         2002
                                                             -------     -------      -------
Current:
     Federal  ..........................................     $2,484      $  ---       $  ---
     State and local....................................        256          74           97
     Foreign............................................        376        (302)          90
                                                             -------     -------      -------
         Total Current.................................       3,116        (228)         187
                                                             -------     -------      -------
Deferred:
     Federal  ..........................................        730       2,226          740
     State and local....................................         75         409           39
     Foreign............................................       (478)        541          249
                                                             -------     -------      -------
         Total Deferred.................................        327       3,175        1,028
                                                             -------     -------      -------
         Total.........................................      $3,443      $2,948       $1,215
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

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2004 and 2003 consisted of the following (in thousands):

                                                                   2004              2003
                                                                ---------        ----------
Deferred tax assets:
     Allowance for doubtful accounts........................   $      595       $       290
     Insurance reserves.....................................        1,906             1,211
     Net operating loss carryforwards.......................        1,315             3,255
     Alternative minimum tax credit carryforward............          635               628
     Other .................................................          503               878
                                                                ---------        ----------
           Total deferred tax assets........................     $  4,954         $   6,262
                                                                =========        ==========

Deferred tax liabilities:
     Property and equipment.................................     $ (7,448)        $  (7,329)
     Capital leases.........................................       (2,122)           (4,542)
     Other .................................................       (3,940)           (2,743)
                                                                ---------        ----------
           Total deferred tax liabilities...................     $(13,510)        $ (14,614)
                                                                ==========       ============

Net current deferred tax assets.............................      $ 1,974         $   2,296
Net non-current deferred tax liabilities....................      (10,530)          (10,648)
                                                                ---------        ----------
           Total net deferred tax liabilities...............      $(8,556)        $  (8,352)
                                                                ==========       ===========

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

                               CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

                                                                           Fiscal year ended
                                                                                June 30,
                                                                         (Dollars in thousands)

                                                                     2004           2003            2002
                                                                  ----------     ----------       --------
Operating revenues
    Transportation...........................................      $389,813        $359,883       $330,321
    E-Commerce...............................................         8,110           7,222          6,678
                                                                  ----------     ----------       --------
                                                                    397,923         367,105        336,999

Operating income
    Transportation...........................................         5,558          11,522          9,659
    E-Commerce...............................................         1,513           1,212            886
                                                                  ----------     ----------       --------
                                                                      7,071          12,734         10,545

Depreciation and amortization
    Transportation...........................................        25,722          13,750         13,616
    E-Commerce...............................................            57              68             74
                                                                  ----------     ----------       --------
                                                                     25,779          13,818         13,690

Interest income
    Transportation...........................................            40              85            114

Interest expense
    Transportation...........................................         3,684           6,127          7,489
    E-Commerce...............................................            79             159            112
                                                                  ----------     ----------       --------
                                                                      3,763           6,286          7,601

Income before taxes
    Transportation...........................................         1,734           5,484          2,150
    E-Commerce...............................................         1,434           1,052            774
                                                                  ----------     ----------       --------
                                                                      3,168           6,536          2,924

Total assets
    Transportation...........................................       149,824         160,970        188,508
    E-Commerce...............................................         1,486           1,103          1,523
                                                                  ----------     ----------       --------
                                                                    151,310         162,073        190,031

Special charges included in segment profit loss
    Trailer impairment charge (Transportation) ..............         9,834             ---            ---
    Re-financing of debt (Transportation) ...................           ---             914            ---

          See accompanying notes to consolidated financial statements.

                               CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004


     Information as to the Company's operations by geographic area is summarized below (in thousands). The Company allocates operating revenues based on the country of origin of the tractor hauling the freight.

                                                               2004            2003           2002
                                                            -----------     ----------     ----------
Operating revenues:
         United States...............................        $322,961        $301,492        $268,902
         Canada   ...................................          55,580          47,524          47,900
         Mexico   ...................................          19,382          18,089          20,197
                                                            -----------     ----------     ----------
                  Total..............................        $397,923        $367,105        $336,999
                                                            ===========     ==========     ==========

Long lived assets:
         United States...............................         $55,798         $65,860         $81,940
         Canada   ...................................           4,698           9,337          10,684
         Mexico   ...................................           1,305           1,770           2,354
                                                            -----------     ----------     ----------
                  Total..............................         $61,801         $76,967         $94,978
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

                               CELADON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

(12) SELECTED QUARTERLY DATA (Unaudited)

     Summarized quarterly data for fiscal 2004 and 2003 follows (in thousands except per share amounts):

                                                                   Fiscal Year 2004
                                                       1st Qtr.     2nd Qtr.    3rd Qtr.   4th Qtr.
                                                      ---------    ---------   ---------  ---------
         Operating revenues.......................    $ 95,651      $97,137     $98,822    $106,313
         Operating expenses(1)....................     101,561       93,084      94,913     101,294
                                                      ---------    ---------   ---------  ---------

         Operating income (loss)..................      (5,910)       4,053       3,909       5,019
         Other expense, net.......................       1,156        1,020       1,074         653
                                                      ---------    ---------   ---------  ---------

         Income (loss) before taxes...............      (7,066)       3,033       2,835       4,366
         Income tax expense (benefit) ............      (1,526)       1,507       1,464       1,998
                                                      ---------    ---------   ---------  ---------

         Net income (loss)........................    $ (5,540)      $1,526     $ 1,371    $  2,368
                                                      =========    =========    ========  ==========

         Basic income (loss) per share............    $  (0.72)     $  0.20     $  0.18    $   0.28
                                                      =========    =========    ========  ==========
         Diluted income (loss) per share..........    $  (0.72)     $  0.19     $  0.17    $   0.26
                                                      =========    =========    ========  ==========

                                                                   Fiscal Year 2003
                                                       1st Qtr.     2nd Qtr.    3rd Qtr.   4th Qtr.
                                                      ---------    ---------   ---------  ---------
         Operating revenues.......................     $93,560      $90,827     $90,686     $92,032
         Operating expenses.......................      89,624       87,675      88,670      88,402
                                                      ---------    ---------   ---------  ---------

         Operating income  .......................       3,936        3,152       2,016       3,630
         Other expense, net(2)....................       2,416        1,417       1,222       1,143
                                                      ---------    ---------   ---------  ---------

         Income before taxes......................       1,520        1,735         794       2,487
         Income tax expense.......................         629          707         340       1,272
                                                      ---------    ---------   ---------  ---------

         Net income...............................     $   891      $ 1,028     $   454     $ 1,215
                                                      =========    =========    ========   =========

         Basic income per share...................     $  0.12      $  0.13     $   0.06    $   0.16
                                                      =========    =========    ========   =========
         Diluted income per share.................     $  0.11      $  0.13     $   0.06    $   0.15
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

                                                                   SCHEDULE II

                               CELADON GROUP, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                    Years ended June 30, 2004, 2003 and 2002

                                         Balance at       Charged to                              Balance at
                                         Beginning        Costs and                                 End of
Description                              Of Period         Expenses       Deductions                Period
-------------------------------         -----------      -----------      -----------             -----------
Year ended June 30, 2002:

Allowance for doubtful accounts         $1,010,031       $   932,657      $ 1,002,566    (a)       $  940,122

Reserves for claims payable
     as self insurer                    $3,212,339       $ 6,203,768      $ 5,024,203    (b)       $4,391,904

Year ended June 30, 2003:

Allowance for doubtful accounts         $  940,122       $   704,155      $   579,519    (a)       $1,064,758

Reserves for claims payable
     as self insurer                    $4,391,904       $ 6,905,684      $ 5,172,252    (b)       $5,172,252

Year ended June 30, 2004:

Allowance for doubtful accounts         $1,064,758       $   959,771      $  742,314     (a)       $1,282,215

Reserves for claims payable
     as self insurer                    $5,172,252       $12,938,284      $10,376,949    (b)       $7,733,587


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

     We have confidence in our internal controls and procedures. Nevertheless, our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors or intentional fraud. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                                             Page Number of
                                                                                             Annual Report
                                                                                              on Form 10-K
(a) List of Documents filed as part of this Report
        (1)   Financial Statements

        Report of Independent Auditors                                                             27

        Consolidated Balance Sheets as of June 30, 2004 and 2003                                   28

        Consolidated Statements of Operations
            Years ended June 30, 2004, 2003 and 2002                                               29

        Consolidated Statements of Cash Flows
            Years ended June 30, 2004, 2003 and 2002                                               30

        Consolidated Statements of Stockholders' Equity
            Years ended June 30, 2004, 2003 and 2002                                               31

        Notes to Consolidated Financial Statements                                                 32

        (2)   Financial Statement Schedules

        Consolidated Financial Statements Schedules as of and for Years ended June 30, 2004, 2003 and 2002

        Schedule II:  Valuation and Qualifying Accounts                                            49

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

10.11   Separation  Agreement  dated  March 2, 2000  between  the Company and David
        Shatto. (Incorporated by reference to Exhibit 10.23 to the Company's Annual
        Report on Form 10-K filed with the SEC on September 30, 2002.) *
10.12   Amendment  dated  September  30, 2001 to Separation  Agreement  between the
        Company and David Shatto dated March 2, 2000. (Incorporated by reference to
        Exhibit  10.24 to the  Company's  Annual Report on Form 10-K filed with the
        SEC on September 30, 2002.) *
10.13   Loan and Security  Agreement  dated  September  26, 2002 among the Company, certain of its  subsidiaries,  Fleet  Capital  Corporation,  Fleet  Capital
        Canada Corporation and certain other lenders. (Incorporated by reference to
        Exhibit  10.25 to the  Company's  Annual Report on Form 10-K filed with the
        SEC on September 30, 2002.)
10.14   Waiver and First  Amendment to Loan and Security  Agreement  dated  January
        31, 2003 among the  Company,  certain of its  subsidiaries,  Fleet  Capital
        Corporation,  Fleet Capital Canada  Corporation  and certain other lenders.
        (Incorporated  by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed with the SEC on September 19, 2003.)
10.15   Waiver and Second Amendment to Loan and Security  Agreement dated April 24,
        2003  among  the  Company,  certain  of  its  subsidiaries,  Fleet  Capital
        Corporation,  Fleet Capital Canada  Corporation  and certain other lenders.
        (Incorporated  by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed with the SEC on September 19, 2003.)
10.16   Third Amendment to Loan and Security  Agreement dated August 21, 2003 among the Company, certain of its subsidiaries,  Fleet Capital Corporation, Fleet
        Capital  Canada  Corporation  and certain other lenders.  (Incorporated  by reference  to Exhibit  10.18 to the  Company's  Annual  Report on Form 10-K
        filed with the SEC on September 19, 2003.)
10.17   Amendment  No. 5 dated  November  20,  2002 to  Employment  Contract  dated
        January 21, 1994 between the Company and Stephen Russell.  (Incorporated by reference  to Exhibit  10.19 to the  Company's  Annual  Report on Form 10-K
        filed with the SEC on September 19, 2003.) *
10.18   Letter of  Understanding  and Mutual  Agreement  dated July 9, 2001 between the Company and Sergio  Hernandez  Aranda.  (Incorporated  by  reference to
        Exhibit 10.18 to the Company's  Annual Report on Form 10-K/A filed with the
        SEC on May 18, 2004.) *
10.19   Fourth  Amendment to Loan and  Security  Agreement  dated  January 16, 2004 among the Company, certain of its subsidiaries,  Fleet Capital Corporation,
        Fleet Capital Canada  Corporation and certain other lenders.  (Incorporated by reference to Exhibit 10.21 to the  Company's  10-Q filed with the SEC on
        April 29, 2004.)
10.20   Fifth  Amendment  to Loan and Security  Agreement  dated May 20, 2004 among the Company, certain of its subsidiaries,  Fleet Capital Corporation, Fleet
        Capital  Canada  Corporation  and certain other lenders.  (Incorporated  by reference  to Exhibit  10.20 to the  Company's  Annual  Report on Form 10-K
        filed with the SEC on September 13, 2004.)
14      Celadon  Group,  Inc.  Code of Business  Conduct and Ethics  adopted by the
        Company on April 30, 2003.  (Incorporated  by reference to Exhibit 10.20 to the  Company's  Annual  Report on Form 10-K filed with the SEC on September
        19, 2003.)
21      Subsidiaries.  (Incorporated  by reference  to Exhibit 21 to the  Company's
        Annual Report on Form 10-K filed with the SEC on September 13, 2004.)
23      Consent of Independent Registered Public Accounting Firm. #
31.1    Certification  pursuant to Item  601(b)(31) of  Regulation  S-K, as adopted pursuant  to  Section  302 of the  Sarbanes-Oxley  Act of 2002,  by Stephen
        Russell, the Company's Chief Executive Officer. #
31.2    Certification  pursuant to Item  601(b)(31) of  Regulation  S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Paul A. Will,
        the Company's Chief Financial Officer. #
32.1    Certification  pursuant to 18 U.S.C.  Section 1350, as adopted  pursuant to
        Section 906 of the  Sarbanes-Oxley  Act of 2002,  by Stephen  Russell,  the
        Company's Chief Executive Officer. #
32.2    Certification  pursuant to 18 U.S.C.  Section 1350, as adopted  pursuant to
        Section  906 of the  Sarbanes-Oxley  Act of  2002,  by  Paul A.  Will,  the
        Company's Chief Financial Officer. #
99.1    Private  Securities  Litigation  Reform Act of 1995 Safe Harbor  Compliance
        Statement for  Forward-Looking  Statements.  (Incorporated  by reference to
        Exhibit 99.1 to the Company's Annual Report on Form 10-K filed with the SEC on September 13, 2004.)
------------------
*    Management contract or compensatory plan or arrangement.
#    Filed herewith.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized this September 14, 2004.

                                  Celadon Group, Inc.

                                  By:  /s/ Stephen Russell
                                     -------------------------
                                     Stephen Russell
                                     Chairman of the Board, President and
                                     Chief Executive Officer

                                 By:   /s/ Paul A. Will
                                     -------------------------
                                     Paul A. Will
                                     Executive Vice President and
                                     Chief Financial Officer