Form 10-Q
period 2004-09-30
CELADON GROUP INC
filed 2004-11-08
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-23192

CELADON GROUP, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	88-0320154
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

One Celadon Drive
Indianapolis, IN 46235-4207	(317) 972-7000
(Address of principal executive offices)	(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of November 4, 2004 (the latest practicable date), 9,781,923 shares of the registrant's common stock, par value $0.033 per share, were outstanding.

CELADON GROUP, INC.

Index to

September 30, 2004 Form 10-Q

Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets at September 30, 2004 (Unaudited) and June 30, 2004	3
Condensed Consolidated Statements of Operations for the three months ended September 30, 2004 and 2003 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2004 and 2003 (Unaudited)	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures about Market Risk	20
Item 4. Controls and Procedures	21
Part II. OTHER INFORMATION
Item 1. Legal Proceedings	23
Items 2, 3, 4, and 5. Not Applicable
Item 6. Exhibits	23

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

CELADON GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2004 and June 30, 2004
(Dollars in thousands, except share amounts)

	September 30,	June 30,
	2004	2004
A S S E T S	(unaudited)
Current assets:
Cash and cash equivalents	$1,876	$356
Trade receivables, net of allowance for doubtful accounts of
$2,043 and $1,946 at September 30, 2004 and June 30, 2004	50,362	52,248
Accounts receivable - other	5,552	4,476
Prepaid expenses and other current assets	6,523	5,427
Tires in service	4,801	4,368
Deferred income taxes	2,025	1,974
Total current assets	71,139	68,849
Property and equipment	101,968	102,084
Less accumulated depreciation and amortization	40,080	40,283
Net property and equipment	61,888	61,801
Tires in service	2,162	1,875
Goodwill	18,002	16,702
Other assets	2,074	2,083
Total assets	$155,265	$151,310

L I A B I L I T I E S A N D S T O C K H O L D E R S' E Q U I T Y
Current liabilities:
Accounts payable	$7,609	$7,464
Accrued salaries and benefits	8,801	9,229
Accrued insurance and claims	7,755	7,563
Accrued independent contractor expense	2,347	2,269
Accrued fuel expense	3,070	2,466
Other accrued expenses	13,601	11,499
Current maturities of long-term debt	6,205	2,270
Current maturities of capital lease obligations	2,634	3,040
Income tax payable	2,008	2,941
Total current liabilities	54,030	48,741
Long-term debt, net of current maturities	2,844	6,907
Capital lease obligations, net of current maturities	1,851	2,277
Deferred income taxes	10,586	10,530
Minority interest	25	25
Stockholders' equity:
Preferred stock, $1.00 par value, authorized 179,985 shares; no shares issued and outstanding	—	—
Common stock, $0.033 par value, authorized 12,000,000 shares issued 9,778,550 and 7,789,764 shares in 2004 and 2003 respectively	323	322
Additional paid-in capital	86,767	86,588
Retained earnings (deficit)	1,715	(1,036)
Unearned compensation of restricted stock	(637)	(689)
Accumulated other comprehensive loss	(2,239)	(2,355)
Total stockholders' equity	85,929	82,830
Total liabilities and stockholders' equity	$155,265	$151,310

See accompanying notes to the consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended September 30, 2004 and 2003
(Dollars in thousands, except per share amounts)
(Unaudited)

	2004	2003

Operating revenue	$104,393	$95,651

Operating expenses:
Salaries, wages and employee benefits	33,174	29,831
Fuel	17,860	12,414
Operations and maintenance	8,908	8,183
Insurance and claims	3,004	3,922
Depreciation, amortization and impairment charge (1)	3,368	13,611
Revenue equipment rentals	7,878	6,811
Purchased transportation	18,540	19,694
Cost of products and services sold	1,203	1,655
Professional and consulting fees	501	528
Communications and utilities	1,032	1,035
Operating taxes and licenses	2,085	2,101
General and other operating	1,521	1,776
Total operating expenses	99,074	101,561

Operating income (loss)	5,319	(5,910)

Other (income) expense:
Interest income	(18)	(16)
Interest expense	350	1,135
Other (income) expense, net	(9)	37
Income (loss) before income taxes	4,996	(7,066)
Provision (benefit) for income taxes	2,245	(1,526)
Net income (loss)	$2,751	$(5,540)

Earnings (loss) per common share:
Diluted earnings (loss) per share	$0.27	$(0.72)
Basic earnings (loss) per share	$0.28	$(0.72)
Average shares outstanding:
Diluted	10,253	7,705
Basic	9,761	7,705

(1)  Includes a $9.8 million trailer impairment charge in the three months ended September 30, 2003, see Footnote 8.

See accompanying notes to the consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended September 30, 2004 and 2003
(Dollars in thousands)
(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income (loss)	$2,751	$(5,540)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,368	3,777
Restricted stock grants and stock appreciation rights	266	175
Impairment charge	—	9,834
Provision (benefit) for deferred income taxes	5	(1,162)
Provision for doubtful accounts	372	337
Changes in assets and liabilities:
Trade receivables	1,514	(1,929)
Accounts receivable - other	(1,076)	(486)
Income tax receivable	—	(160)
Tires in service	(719)	393
Prepaid expenses and other current assets	(1,096)	(981)
Other assets	58	(657)
Accounts payable and accrued expenses	2,479	3,296
Income tax payable	(933)	(299)
Net cash provided by operating activities	6,989	6,598

Cash flows from investing activities:
Purchase of property and equipment	(9,080)	(3,584)
Proceeds on sale of property and equipment	5,691	986
Purchase of treasury stock in subsidiary	(1,300)	—
Purchase of a business, net of cash	—	(3,594)
Net cash used in investing activities	(4,689)	(6,192)
Cash flows from financing activities:
Proceeds from issuances of stock	180	92
Proceeds of long-term debt	910	5,242
Payments on long-term debt	(1,038)	(1,992)
Principal payments on capital lease obligations	(832)	(3,973)
Net cash used in financing activities	(780)	(631)
Increase (decrease) in cash and cash equivalents	1,520	(225)
Cash and cash equivalents at beginning of period	356	1,088
Cash and cash equivalents at end of period	$1,876	$863
Supplemental disclosure of cash flow information:
Interest paid	$346	$1,082
Income taxes paid	$3,168	$90

See accompanying notes to the consolidated financial statements.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Celadon Group, Inc. and its majority owned subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (all of a normal recurring nature), which are necessary for a fair presentation of the financial condition and results of operations for these periods. The results of operations for the interim period are not necessarily indicative of the results for a full year. These consolidated financial statements and notes thereto should be read in conjunction with the Company's consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.             Earnings Per Share

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding stock options. A reconciliation of the basic and diluted earnings per share calculation was as follows (Amounts in thousands, except per share amounts):

	For the three months ended September 30
	2004	2003

Net income (loss)	$2,751	$(5,540)

Denominator
Weighted average number of common shares outstanding	9,761	7,705
Equivalent shares issuable upon exercise of stock options	492	—

Diluted shares	10,253	7,705

Earnings (loss) per share

Basic	$0.28	$(0.72)

Diluted	$0.27	$(0.72)

Diluted loss per share for the three months ended September 30, 2003 does not include the anti-dilutive effect of 405 thousand stock options and other incremental shares.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
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

Statements of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation," and SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" requires presentation of pro forma net income and earnings per share if the Company had accounted for its employee stock options granted subsequent to June 30, 1995 under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period. Under the fair value method, the Company's net income and earnings per share would have been (Dollars in thousands, except per share amounts):

	For the three months ended September 30,
	2004	2003

Net income (loss)	$2,751	$(5,540)
Stock-based compensation expense (net of tax)	96	105
Pro-forma net income (loss)	$2,655	$(5,645)

Income (loss) per share:
Diluted earnings (loss) per share
As reported	$0.27	$(0.72)
Pro-forma	$0.26	$(0.73)
Basic Earnings (Loss) per share:
As reported	$0.28	$(0.72)
Pro-forma	$0.27	$(0.73)

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

4.             Segment Information and Significant Customers

The Company operates in two segments, transportation and e-commerce. The Company generates revenue in the transportation segment, primarily by providing truckload-hauling services through its subsidiaries, Celadon Trucking Services, Inc., ("CTSI"), Servicios de Transportacion Jaguar, S.A. de C.V. ("Jaguar"), and Celadon Canada, Inc. ("CelCan"). The Company began providing certain services over the Internet through its e-commerce subsidiary, TruckersB2B, Inc. ("TruckersB2B") in the last half of fiscal year 2000. The e-commerce segment generates revenue by providing discounted fuel, tires, and other products and services to small and medium-sized trucking companies. The Company evaluates the performance of its operating segments based on operating income (loss).

	Transportation	E-commerce	Consolidated
Three months ended September 30, 2004
Operating revenue	$102,386	$2,007	$104,393
Operating income	4,899	420	5,319

Three months ended September 30, 2003
Operating revenue	$93,109	$2,542	$95,651
Operating income (loss)	(6,340)	430	(5,910)

Information as to the Company's operating revenues by geographic area is summarized below (in thousands). The Company allocates operating revenues based on country of origin of the tractor hauling the freight:

	United States	Canada	Mexico	Consolidated
Three months ended September 30, 2004
Operating revenue	$84,858	$14,321	$5,214	$104,393

Three months ended September 30, 2003
Operating revenue	$77,564	$13,347	$4,740	$95,651

The Company's largest customer is DaimlerChrysler, which accounted for approximately 6% and 11% of the Company's total revenue for the three months ended September 30, 2004 and 2003, respectively. The Company transports DaimlerChrysler original equipment automotive parts primarily between the United States and Mexico and DaimlerChrysler after-market replacement parts and accessories within the United States. The Company's agreement with DaimlerChrysler is an agreement for international freight with the Chrysler division, which expires in October 2006. No other customer accounted for more than 5% of the Company's total revenue during any of its three most recent fiscal years.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
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

6.  Comprehensive Income (Loss)

 Comprehensive income (loss) consisted of the following components for the three months ended September 30, 2004 and 2003, respectively:

	Three months ended September 30,
	2004	2003

Net income (loss)	$2,751	$(5,540)

Foreign currency translations adjustments	116	(192)

Total comprehensive income (loss)	$2,867	$(5,732)

7.  Commitments and Contingencies

There are various claims, lawsuits and pending actions against the Company and its subsidiaries in the normal course of the operation of its businesses with respect to cargo, auto liability, or taxes. The Company believes many of these proceedings are covered in whole or in part by insurance and accrued amounts on the Company's balance sheet for the self-insured retention amount of outstanding claims and taxes. The Company also believes that none of these matters will have a material adverse effect on its consolidated financial position or results of operations in any given period.

8.  Impairment of Equipment

In September 2003, the Company initiated a plan to dispose of approximately 1,600 trailers and recognized a pre-tax impairment charge of $9.8 million. The Company disposed of these trailers, including all 48-foot trailers in addition to 53-foot trailers over 9 years old, due to shipper compatibility issues. The majority of the Company's customers require 53-foot trailers. The disposal of 48-foot trailers from the Company fleet has reduced logistical issues with customers requiring a 53-foot trailer. The Company replaced the approximately 1,600 trailers with 1,300 new 53-foot trailers. This change in the fleet increased operating efficiencies and reduced out-of-route miles. The pre-tax impairment charge consisted of a write-down of revenue equipment by $8.4 million (net of accumulated depreciation), a write-off of tires in-service of $0.9 million and an accrual for costs of disposal of $0.5 million.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

9.	Purchase of TruckersB2B Stock

On August 31, 2004, TruckersB2B, Inc. purchased 1,070,776 shares of its Common Stock into treasury for $1,300,000. An eighteen-month note payable for $910,000 was issued with the difference settled in cash. As of September 30, 2004, Celadon Group, Inc. and subsidiaries own 89% of the outstanding shares of TruckersB2B, Inc. The $1,300,000 of TruckersB2B treasury stock is accounted for using the purchase method as Goodwill in accordance with SFAS 141 "Business Combinations."

10.	Reclassification

Certain reclassifications have been made to the September 30, 2003 financial statements to conform to the September 30, 2004 presentation.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Forward-Looking Statements

 The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information in this Form 10-Q constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, involves known and unknown risks, uncertainties, and other factors which may cause the actual results, events, performance, or achievements of the Company to be materially different from any future results, events, performance, or achievements expressed in or implied by such forward-looking statements. You can identify such statements by the fact that they do not relate strictly to historical or current facts. These statements generally use words such as "believe," "expect," "anticipate," "project," "forecast," "should," "estimate," "plan," "outlook," "goal," and similar expressions. Because forward-looking statements involve risks and uncertainties, the Company's actual results may differ materially from the results expressed in or implied by the forward-looking statements. While it is impossible to identify all factors that may cause actual results to differ from those expressed in or implied by forward-looking statements, the risks and uncertainties that may affect the Company's business, performance, and results of operations include the factors listed on Exhibit 99.1 to this report.

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

Business Overview

We are one of North America's fifteen largest truckload carriers as measured by revenue. We generated $398 million in operating revenue during our fiscal year ended June 30, 2004. We have grown significantly throughout our history through internal growth and a series of acquisitions since 1995. As a dry van truckload carrier, we generally transport full trailer loads of freight from origin to destination without intermediate stops or handling. Our customer base includes Fortune 500 shippers such as DaimlerChrysler, General Electric, Phillip Morris, Wal-Mart, Procter & Gamble, and Target. At September 30, 2004, we operated 2,493 tractors and 6,848 trailers. None of our employees is subject to a union contract.

We operate in two main market sectors. In our international operations, we offer time-sensitive transportation in and between the United States, Mexico, and Canada. We generated approximately one-half of our revenue in fiscal 2004 from international movements, and we believe our approximately 150,000 annual border crossings make us the largest provider of international truckload movements in North America. We believe that our strategically located terminals and experience with the language, culture, and border crossing requirements of each North American country provide a competitive advantage in the international trucking marketplace.

In addition to our international business, we offer a broad range of truckload transportation services within the United States, including regional, long-haul, dedicated, and logistics. We also operate TruckersB2B, Inc., a profitable marketing business that affords volume purchasing power for items such as fuel, tires, and equipment to more than 16,000 member trucking fleets representing approximately 439,000 tractors.

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

The main factors that impact our profitability on the expense side are the variable costs of transporting freight for our customers. These costs include fuel expense, driver-related expenses, such as wages, benefits, training and recruitment, and independent contractor costs, which we record as purchased transportation. Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. Our main fixed cost is the acquisition and financing of long-term assets, primarily revenue equipment and operating terminals. We have other mostly fixed costs, such as our non-driver personnel. Competitive rate pressures, coupled with significant increases in the costs of fuel, insurance, and equipment over the last few years, have created a difficult operating environment for most of the industry.

For the first quarter of fiscal 2005, operating revenue increased 9.1% to $104.4 million, compared with $95.7 million for the same quarter last year. Net income increased to $2.8 million from a loss of $5.5 million, and diluted earnings per share improved to $0.27 from a loss of $0.72. In the first quarter of fiscal 2004, we recognized a $6.9 million, or $0.86 per diluted share, non-cash, after-tax impairment charge related to trailers. Excluding the impairment charge, net income increased 115% to $2.8 million from $1.3 million in the same quarter last year, and diluted earnings per share increased 59% to $0.27 from $0.17 in the same quarter last year, despite a 33% increase in weighted average shares outstanding primarily as a result of our May 2004 stock offering. We believe that a favorable relationship between freight demand and the industry-wide supply of tractor and trailer capacity, as well as our dedication to pricing discipline, yield management, and customer service, contributed to our increase in earnings for the first fiscal quarter versus the prior year.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At September 30, 2004, we had approximately $13.5 million of long-term debt and capital lease obligations, including current maturities, and $85.9 million in stockholders' equity. We have used our increased liquidity following our May 2004 stock offering to upgrade our tractor and trailer fleets. We lowered the average age of our tractor fleet to 2.1 years from 2.8 years as of September 30, 2003, and lowered the average age or our trailer fleet to 4.5 years from 6.4 years as of September 30, 2003. We anticipate that the size of our tractor fleet will remain relatively constant or grow modestly, excluding growth resulting from any acquisitions. We expect our tractor and trailer purchases will be primarily for replacement and will maintain the average age of our tractor fleet at approximately 2.0 years and the average age of our trailer fleet at 5 years or less during the 2005 fiscal year. We expect that most of our equipment purchases will be financed with off-balance sheet operating leases. At September 30, 2004, we had future operating lease obligations totaling $159.0 million, including residual value guarantees of approximately $41.1 million, which we believe will be largely covered by manufacturer commitments. Of our tractors, approximately 580 were owned, 1.454 were financed under operating leases, and 459 were provided by independent contractors, who own (or lease) and drive their own tractors, at September 30, 2004. Of our trailers, approximately 1,175 were owned and the remaining were financed under capital and operating leases at September 30, 2004.

Results of Operations

The following table sets forth the percentage relationship of expense items to operating revenues for the periods indicated:

	For the three months ended September 30,
	2004	2003
Operating Revenues	100%	100%

Operating expenses:
Salaries, wages and employee benefits	31.8%	31.2%
Fuel	17.1%	13.0%
Operations and maintenance	8.5%	8.6%
Insurance and claims	2.9%	4.1%
Depreciation, amortization and impairment charges(1)	3.2%	14.2%
Revenue equipment rentals	7.5%	7.1%
Purchased transportation	17.8%	20.6%
Costs of products and services sold	1.2%	1.7%
Professional and consulting fees	0.5%	0.5%
Communications and utilities	1.0%	1.1%
Operating taxes and licenses	2.0%	2.2%
General and other operating	1.4%	1.9%

Total operating expenses	94.9%	106.2%

Operating income (loss)	5.1%	(6.2)%

Other (income) expense:
Interest expense	0.3%	1.2%

Income (loss) before income taxes	4.8%	(7.4)%
Provision for income taxes	2.2%	(1.6)%

Net income (loss)	2.6%	(5.8)%

(1)	Includes a $9.8 million pretax impairment charge or 10.3% of revenue for the three months ended September 30, 2003.

Comparison of Three Months Ended September 30, 2004 to Three Months Ended September 2003

Operating revenue increased by $8.7 million, or 9.1%, to $104.4 million for the first quarter of fiscal 2005, from $95.7 million for the same period in fiscal 2003. This increase was primarily attributable to a 7.3% improvement in average revenue per total mile, excluding fuel surcharge, from $1.193 to $1.28, a 1.4% increase in average miles per tractor per week, from 2,207 to 2,238, and a 1.0% increase in average tractors from 2,228 to 2,251. The improvement in average revenue per total mile resulted primarily from better overall freight rates in the fiscal 2005 period, a decrease in the percentage of our freight comprised of automotive parts and a corresponding increase in the percentage of our freight comprised of consumer non-durables, and to a lesser extent a reduction in our percentage of non-revenue miles. The increase in miles per tractor per week was primarily attributable to stronger overall freight demand in the 2005 period. Revenue per seated tractor per week, excluding fuel surcharge, which is our primary measure of asset productivity, increased 8.8% to $2,864 in the first quarter of fiscal 2005, from $2,633 for the same period in fiscal 2004, as a result of increases in revenue per mile and miles per tractor. Revenue for TruckersB2B was $2.0 million in the first quarter of fiscal 2005, compared to $2.5 million for the same period in fiscal 2004. The TruckersB2B revenue decrease resulted from a decrease in member usage of tire discount programs, which was partially offset by an increase in revenues from the fuel program.

Salaries, wages, and employee benefits were $33.2 million, or 31.8% of operating revenue, for the first quarter of fiscal 2005, compared to $29.8 million, or 31.2% of operating revenue, for the same period in fiscal 2004. The increase in the overall dollar amount primarily was related to a 9.7% increase in Company miles, which in turn increased driver wages. The 0.6% increase in this expense category as a percentage of operating revenue was primarily attributable to an increase in the percentage of our fleet comprised of Company trucks, increases in driver compensation, and a slight increase in administrative payroll and related benefits.

Fuel expenses increased to $17.9 million, or 17.1% of operating revenue, for the first quarter of fiscal 2005, compared to $12.4 million, or 13.0% of operating revenue, for the same period in fiscal 2004. This increase was attributable to a 9.7% increase in Company miles, which increased fuel expense, in addition to an increase in average fuel prices of approximately $0.40 per gallon. Fuel expense was partially offset by the collection of $6.3 million in fuel surcharge revenue in the fiscal 2005 period, compared to $2.8 million in the fiscal 2004 period. We expect fuel prices may remain at relatively high levels due to low inventory and unrest in the Middle East. Higher fuel prices will increase our operating expenses to the extent we cannot offset them with surcharges.

Operations and maintenance expenses increased to $8.9 million for the first quarter of fiscal 2005, from $8.2 million for the first quarter of fiscal 2004. This dollar amount increase was primarily the result of our larger fleet of Company-operated equipment in the fiscal 2005 period, in addition to increased turn in expenses associated with tractor and trailer disposals. As a percentage of operating revenue, operations and maintenance expenses decreased to 8.5% for the first quarter of fiscal 2005, compared to 8.6% for the same period in fiscal 2004. The decrease in maintenance expense as a percentage of operating revenue in the fiscal 2005 period was primarily the result of our fleet upgrade initiative, as newer tractors and trailers generally require less maintenance, which was partially offset by a larger percentage of our fleet being comprised of Company-operated equipment in the fiscal 2005 period. Operations and maintenance consist of direct operating expense, maintenance and tire expense.

Insurance and claims expense was $3.0 million, or 2.9% of operating revenue, for the first quarter of fiscal 2005, compared to $3.9 million, or 4.1% of operating revenue, for the same period in fiscal 2004. Our insurance expenses consist of premiums for liability, physical damage, cargo damage, and workers' compensation insurance. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We regularly evaluate our insurance program in an effort to maintain a balance between premium expense and the risk retention we are willing to assume. The primary reason for the decrease in insurance and claims expense was a reduction in claims exposure with regard to workers' compensation.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased to $3.4 million, or 3.2% of operating revenue, in the first quarter of fiscal 2005 from $13.6 million, or 14.2% of operating revenue, for the same period of fiscal 2004. This decrease primarily resulted from the recognition of the $9.8 million trailer impairment in the fiscal 2004 period and from our increased use of operating leases to finance acquisitions of revenue equipment. Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases. To date, most of the new tractors and trailers acquired in connection with our fleet upgrade have been financed under off-balance sheet operating leases, and we expect that trend to continue in the near term. In such event, we anticipate some further reduction in depreciation and amortization going forward.

Revenue equipment rentals were $7.9 million, or 7.5% of operating revenue, for the first quarter of fiscal 2005, compared to $6.8 million, or 7.1% of operating revenue for the same period in fiscal 2004. This increase was attributable to a higher proportion of our trailer fleet being held under operating leases during the fiscal 2005 period. During the first quarter of fiscal 2005, approximately 4,650 trailers, or 67.9% of our total Company trailers for the period, were held under operating leases compared to approximately 3,100 trailers, or 43.6% of our total trailers, during the same period in fiscal 2004. As we expect to finance most of our new tractors and trailers under off-balance sheet operating leases, we expect revenue equipment rentals will increase going forward.

Purchased transportation decreased to $18.5 million, or 17.8% of operating revenue, for the first quarter of fiscal 2005, from $19.7 million, or 20.6% of operating revenue, for the same period in fiscal 2004. This decrease was primarily related to reduced independent contractor expense, as our number of independent contractors decreased from 530, or 20.7% of our total tractor fleet, at September 30, 2003, to 459, or 18.4% of our total tractor fleet, at September 30, 2004. Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile. We expect the majority of our equipment additions to come in our Company-operated fleet. As a result, the percentage of our fleet comprised of independent contractors may continue to decline, with a corresponding decrease in this expense category. It has become difficult to recruit and train independent contractors.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in these expenses.

Net interest expense decreased to $0.4 million, or 0.3% of operating revenue, in the first quarter of fiscal 2005, from $1.1 million, or 1.2% of operating revenue, for the same period in fiscal 2004. This decrease was a result of reduced bank borrowings, which decreased to $5.1 million at September 30, 2004, from $27.9 million at September 30, 2003, and capital lease obligations, which decreased to $4.5 million at September 30, 2004, from $24.3 million at September 30, 2003. The reduction in our borrowings and capital lease obligations resulted largely from the application of the proceeds of our completed secondary stock offering in May 2004, and increased use of operating leases to finance acquisitions of revenue equipment. Our trend toward financing revenue equipment with operating leases instead of borrowing moves the interest component of the leases into revenue equipment rentals, an "above the line" operating expense, with a corresponding decrease in this expense category.

Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, improved to 4.8% for the first quarter of fiscal 2005, from (7.4)% for the same period in fiscal 2004. Excluding the impact of the $9.8 million trailer impairment recognized in the first quarter of fiscal 2004, our pretax margin in that period would have been 2.9%.

Income taxes increased to $2.2 million, with an effective tax rate of 45%, for the first quarter of fiscal 2005, from an income tax benefit of $1.5 million, with an effective tax rate of 22%, for the same period in fiscal 2004. The effective tax rate increased as a result of increased earnings and an increase in non-deductible expenses related to our driver per diem pay structure. As per diem charges are partially non-deductible for income tax purposes, our effective tax rate will fluctuate as our net income fluctuates.

As a result of the factors described above, net income increased to $2.8 million, or $0.27 per diluted share, for the first quarter of fiscal 2005, from a loss of $5.5 million, or $(0.72) per diluted share, for the same period in fiscal 2004. Excluding the impact of the $9.8 million trailer impairment recognized in the first quarter of fiscal 2004, our net income in that period would have been $1.3 million, or $0.17 per diluted share.

Liquidity and Capital Resources

Trucking is a capital-intensive business. We require cash to fund our operating expenses (other than depreciation and amortization), to make capital expenditures and acquisitions, and to repay debt, including principal and interest payments. Other than ordinary operating expenses, we anticipate that capital expenditures for the acquisition of revenue equipment will constitute our primary cash requirement over the next twelve months. Our principal sources of liquidity are cash generated from operations, bank borrowings, capital and operating lease financing of revenue equipment, proceeds from the sale of used revenue equipment, and, to a lesser extent, the sale of shares of our common stock.

For the first three months of fiscal 2005, net cash provided by operations was $7.0 million, compared to $6.6 million for the same period in fiscal 2004.

Net cash used in investing activities was $4.7 million for the first three months of fiscal 2005, compared to $6.2 million for the same period in fiscal 2004. Approximately $3.6 million of the cash used in investing activities for the fiscal 2004 period was related to our purchase of certain assets of Highway Express in August of 2003. In addition, cash used in investing activities includes the net cash effect of acquisitions and dispositions of revenue equipment during each period. Capital expenditures (excluding the assets purchased from Highway Express) totaled $9.1 million in the first three months of fiscal 2005 and $3.6 million for the same period in fiscal 2004. We generated proceeds from the sale of property and equipment of $5.7 million during the first three months of fiscal 2005, compared to $1.0 million in proceeds for the same period in fiscal 2004.

Net cash used in financing activities was $0.8 million for the first three months of fiscal 2005, compared to $0.6 million for the same period in fiscal 2004. Financing activity represents bank borrowings (new borrowings, net of repayment) and payment of the principal component of capital lease obligations.

As of September 30, 2004, we had on order 306 tractors and 850 trailers for delivery through March 2005. These revenue equipment orders represent a capital commitment of approximately $41.0 million, before considering the proceeds of equipment dispositions. In connection with our fleet upgrade, we have financed most of the new tractors and new trailers we have acquired to date under off-balance sheet operating leases. A portion of the used equipment that has been or will be replaced by these new units was or is owned or held under capital leases and, therefore, carried on our balance sheet. As a result of our increased use of operating leases to finance acquisitions of revenue equipment, we have reduced our balance sheet debt. At September 30, 2004, our total balance sheet debt, including capital lease obligations, was $13.5 million, compared to $67.5 million at September 30, 2004. Our debt-to-capitalization ratio (total balance sheet debt as a percentage of total balance sheet debt plus total stockholders' equity) decreased to 13.6% at September 30, 2004, from 56.7% at September 30, 2003.

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

Our operating leases include some under which we do not guarantee the value of the asset at the end of the lease term ("walk-away leases") and some under which we do guarantee the value of the asset at the end of the lease term. We were obligated for residual value payments related to operating leases of $41.1 million and $40.5 million at September 30, 2004 and 2003, respectively. A portion of these amounts is covered by repurchase and/or trade agreements we have with the equipment manufacturer. We believe that any residual payment obligations that are not covered by the manufacturer will be satisfied, in the aggregate, by the value of the related equipment at the end of the lease. We anticipate that our continued reliance on operating leases, rather than bank borrowings or capital leases, to finance the acquisition of revenue equipment in connection with our fleet upgrade will allow us to use our cash flows to further reduce our balance sheet debt.

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

On September 26, 2002, we entered into our current primary credit facility with Fleet Capital Corporation, Fleet Capital Canada Corporation, and several other lenders. This $55.0 million facility consists of revolving loan facilities, approximately $10.8 million in term loan subfacilities, and a commitment to issue and guaranty letters of credit. Repayment of the amounts outstanding under the credit facility is secured by a lien on our assets, including the stock or other equity interests of our subsidiaries, and the assets of certain of our subsidiaries. In addition, certain of our subsidiaries that are not party to the credit facility have guaranteed repayment of the amount outstanding under the credit facility and have granted a lien on their respective assets to secure such repayment. The credit facility expires on September 26, 2005.

Amounts available under the credit facility are determined based on our accounts receivable borrowing base. The facility contains restrictive covenants, which, among other things, limit our ability to pay cash dividends and make capital expenditures and lease payments, and require us to maintain compliance with certain financial ratios, including a minimum fixed charge coverage ratio. We were in compliance with these covenants at September 30, 2004, and expect to remain in compliance for the foreseeable future. At September 30, 2004, $5.1 million of our credit facility was utilized as outstanding borrowings and $6.8 million was utilized for standby letters of credit.

We believe we will be able to fund our operating expenses, as well as our current commitments for the acquisition of revenue equipment in connection with our fleet upgrade over the next twelve months with a combination of cash generated from operations, borrowings available under our primary credit facility, and lease financing arrangements. We will continue to have significant capital requirements over the long term, and the availability of the needed capital will depend upon our financial condition and operating results and numerous other factors over which we have limited or no control, including prevailing market conditions and the market price of our common stock. However, based on our improving operating results, anticipated future cash flows, current availability under our credit facility, and sources of equipment lease financing that we expect will be available to us, we do not expect to experience significant liquidity constraints in the foreseeable future.

Contractual Obligations and Commercial Commitments

As of September 30, 2004, our bank loans, capitalized leases, operating leases, other debts and future commitments have stated maturities or minimum annual payments as follows:

	Annual Cash Requirements as of September 30, 2004 (in thousands) Amounts Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	Over Five Years

Operating Leases (1)	$158,988	$34,946	$67,594	$28,871	$27,577
Capital Leases Obligations (1)	4,485	2,634	1,050	228	573
Long-Term Debt	9,049	6,205	677	325	1,842

Sub-Total	172,522	43,785	69,321	29,424	29,992

Future Purchase of Revenue Equipment	40,951	2,864	11,456	17,576	9,055
Employment and Consulting Agreements (2)	1,221	928	293	—	—
Standby Letters of Credit	6,766	6,766	—	—	—

Total	$221,460	$54,343	$81,070	$47,000	$39,047

(1)	Included in these balances are residual guarantees of $43.0 million in total and $3.3 million coming due in less than one year. We believe these balances will be largely satisfied by manufacturer commitments.
(2)	The amounts reflected in the table do not include amounts that could become payable to our Chief Executive Officer, Chief Financial Officer, and our Executive Vice President under certain circumstances if their employment by the Company is terminated.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that impact the amounts reported in our consolidated financial statements and accompanying notes. Therefore, the reported amounts of assets, liabilities, revenues and expenses, and associated disclosures of contingent assets and liabilities, are affected by these estimates and assumptions. We evaluate these estimates and assumptions on an ongoing basis, utilizing historical experience, consultation with experts, and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates and assumptions, and it is possible that materially different amounts would be reported using differing estimates or assumptions. We consider our critical accounting policies to be those that require us to make more significant judgments and estimates when we prepare our financial statements. Our critical accounting policies include the following:

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

Claims Reserves and Estimates. The primary claims arising for us consist of cargo liability, personal injury, property damage, collision and comprehensive, workers' compensation, and employee medical expenses. We maintain self-insurance levels for these various areas of risk and have established reserves to cover these self-insured liabilities. We also maintain insurance to cover liabilities in excess of these self-insurance amounts. Claims reserves represent accruals for the estimated uninsured portion of reported claims, including adverse development of reported claims, as well as estimates of incurred but not reported claims. Reported claims and related loss reserves are estimated by third party administrators, and we refer to these estimates in establishing our reserves. Claims incurred but not reported are estimated based on our historical experience and industry trends, which are continually monitored, and accruals are adjusted when warranted by changes in facts and circumstances. In establishing our reserves we must take into account and estimate various factors, including, but not limited to, assumptions concerning the nature and severity of the claim, the effect of the jurisdiction on any award or settlement, the length of time until ultimate resolution, inflation rates in health care and in general, interest rates, legal expenses, and other factors. Our actual experience may be different than our estimates, sometimes significantly. Changes in assumptions as well as changes in actual experience could cause these estimates to change in the near term. Insurance and claims expense will vary from period to period based on the severity, frequency, and adverse development of claims incurred in a given period.

Goodwill. Our consolidated balance sheets at June 30, 2004 and September 30, 2004, included goodwill of acquired businesses of approximately $16.7 million and $18.0 million, respectively. This amount has been recorded as a result of prior business acquisitions accounted for under the purchase method of accounting. Prior to July 1, 2001, goodwill from each acquisition was generally amortized on a straight-line basis. Under FASB No. 142, Goodwill and Other Intangible Assets, which we adopted as of July 1, 2001, goodwill is tested for impairment annually (or more often, if an event or circumstance indicates that an impairment loss has been incurred) in lieu of amortization. During the fourth quarter of fiscal 2004, we completed our most recent annual impairment test for that fiscal year and concluded that there was no indication of impairment.

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

Interest Rate Risk. We are exposed to interest rate risk principally from our primary credit facility. The credit facility carries a maximum variable interest rate of either the bank's base rate plus 3.0% or LIBOR plus 3.5%. At September 30, 2004, we had variable rate borrowings of $5.1 million outstanding under the credit facility. At September 30, 2004, the interest rate for revolving borrowings under our credit facility was LIBOR plus 2.25%. Assuming variable rate borrowings under the credit facility at September 30, 2004 levels, a hypothetical 10% increase in the bank's base rate and LIBOR would reduce our annual net income by approximately $27,000.

Foreign Currency Exchange Rate Risk. We are subject to foreign currency exchange rate risk, specifically in connection with our Canadian operations. While virtually all of the expenses associated with our Canadian operations, such as independent contractor costs, Company driver compensation, and administrative costs, are paid in Canadian dollars, a significant portion of our revenue generated from those operations is billed in U.S. dollars because many of our customers are U.S. shippers transporting goods to or from Canada. As a result, increases in the Canadian dollar exchange rate adversely affect the profitability of our Canadian operations. Assuming revenue and expenses for our Canadian operations identical to that in the first quarter ended September 30, 2004 (both in terms of amount and currency mix), we estimate that a $0.01 increase in the Canadian dollar exchange rate would reduce our annual net income by approximately $200,000. We generally do not face the same magnitude of foreign currency exchange rate risk in connection with our intra-Mexico operations conducted through our Mexican subsidiary, Jaguar, because our foreign currency revenues are generally proportionate to our foreign currency expenses for those operations. For purposes of consolidation, however, the operating results earned by our subsidiaries, including Jaguar, in foreign currencies are converted into United States dollars. As a result, a decrease in the value of the Mexican peso could adversely affect our consolidated results of operations. Assuming revenue and expenses for our Mexican operations identical to that in the nine months ended September 30, 2004 (both in terms of amount and currency mix), we estimate that a $0.01 decrease in the Mexican peso exchange rate would reduce our annual net income by approximately $12,000. In response to increases in Canadian dollar exchange rates, we have from time-to-time entered into derivative financial instruments to reduce our exposure to currency fluctuations. In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS 133 and SFAS 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. Derivatives that are not hedges must be adjusted to fair value through earnings. As of September 30, 2004, we had no currency exposure hedged. We recognized approximately $16 thousand of income on currency derivative contracts in the quarter ended September 30, 2004.

Commodity Price Risk. Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability. Fuel is subject to economic, political, and market factors that are outside of our control. Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through the collection of fuel surcharges. However, fuel surcharges do not always fully offset increases in fuel prices. In addition, from time-to-time we may enter into derivative financial instruments to reduce our exposure to fuel price fluctuations. In accordance with SFAS 133, we adjust any such derivative instruments to fair value through earnings on a monthly basis. As of September 30, 2004, we had no fuel derivatives in place.

Item 4.  Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company has carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II.    OTHER INFORMATION

Item 1.           Legal Proceedings

There are various claims, lawsuits, and pending actions against the Company and its subsidiaries which arose in the normal course of the operations of its business. The Company believes many of these proceedings are covered in whole or in part by insurance and that none of these matters will have a material adverse effect on its consolidated financial position or results of operations in any given period.

Item 6.           Exhibits

Exhibits
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

3.4	By-laws of the Company. Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed with the Commission on November 24, 1993 (No. 33-72128).
10.21	Sixth Amendment to Credit Agreement, dated September 21, 2004, among the Company, certain of its subsidiaries, Fleet Capital Corporation, Fleet Capital Canada Corporation, and certain other lenders.*
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.*
__________________________ * Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Celadon Group, Inc.
     (Registrant)

/s/ Stephen Russell
Stephen Russell
Chief Executive Officer

/s/ Paul A. Will
Paul A. Will
Chief Financial Officer

Date: November 8, 2004