Form 10-Q
period 2004-12-31
CELADON GROUP INC
filed 2005-02-08
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-23192

CELADON GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3361050 (IRS Employer Identification Number)

One Celadon Drive Indianapolis, IN 46235-4207 (Address of principal executive offices)	(317) 972-7000 (Registrant’s telephone number)

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

As of February 7, 2005 (the latest practicable date), 9,959,041 shares of the registrant’s common stock, par value $0.033 per share, were outstanding.

CELADON GROUP, INC.

Index to

December 31, 2004 Form 10-Q

Part I.	Financial Information

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets at December 31, 2004 (Unaudited) and June 30, 2004	3

		Condensed Consolidated Statements of Income for the three and six months ended December 31, 2004 and 2003 (Unaudited	4

		Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2004 and 2003 (Unaudited)	5

		Notes to Condensed Consolidated Financial Statements (Unaudited)	6

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	11

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

	Item 4.	Controls and Procedures	25

Part II.	Other Information

	Item 1.	Legal Proceedings	26

	Items 2. and 3.		Not Applicable

	Item 4.	Submission of Matters to a Vote of Security Holders	26

	Item 5.		Not Applicable

	Item 6.	Exhibits	26

CELADON GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except par value amounts)

	December 31,	June 30,
	2004	2004
A S S E T S	(unaudited)

Current assets:
Cash and cash equivalents	$416	$356
Trade receivables, net of allowance for doubtful accounts of
$1,935 and $1,946 at December 31, 2004 and June 30, 2004	47,245	52,248
Accounts receivable - other	3,505	4,476
Prepaid expenses and other current assets	5,391	5,427
Tires in service	4,280	4,368
Deferred income taxes	1,974	1,974
Total current assets	62,811	68,849
Property and equipment	97,393	102,084
Less accumulated depreciation and amortization	39,542	40,283
Net property and equipment	57,851	61,801
Tires in service	2,247	1,875
Goodwill	19,137	16,702
Other assets	2,221	2,083
Total assets	$144,267	$151,310

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

Current liabilities:
Accounts payable	$4,755	$6,018
Accrued salaries and benefits	5,025	9,229
Accrued insurance and claims	8,550	7,563
Accrued independent contractor expense	2,057	2,269
Accrued fuel expense	274	2,466
Other accrued expenses	11,235	12,945
Current maturities of long-term debt	5,434	2,270
Current maturities of capital lease obligations	1,985	3,040
Income tax payable	626	2,941
Total current liabilities	39,941	48,741
Long-term debt, net of current maturities	3,155	6,907
Capital lease obligations, net of current maturities	1,508	2,277
Deferred income taxes	9,951	10,530
Minority interest	25	25
Stockholders’ equity:
Preferred stock, $1.00 par value, authorized 179,985 shares; no
shares issued and outstanding	---	---
Common stock, $0.033 par value, authorized 12,000,000 shares; issued
9,908,041 and 9,748,970 shares at December 31, 2004 and June 30, 2004	327	322
Additional paid-in capital	87,647	86,588
Retained earnings (deficit)	4,489	(1,036)
Unearned compensation of restricted stock	(586)	(689)
Accumulated other comprehensive loss	(2,190)	(2,355)
Total stockholders’ equity	89,687	82,830
Total liabilities and stockholders’ equity	$144,267	$151,310

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)
(Unaudited)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2004	2003	2004	2003

Operating revenue	$106,871	$97,137	$211,264	$192,788

Operating expenses:
Salaries, wages and employee benefits	32,395	30,834	65,569	60,665
Fuel	18,890	13,517	36,750	25,931
Operations and maintenance	8,899	8,038	17,807	16,221
Insurance and claims	3,326	3,686	6,330	7,608
Depreciation, amortization and impairment charge(1)	3,634	3,641	7,002	17,252
Revenue equipment rentals	8,634	6,964	16,512	13,775
Purchased transportation	19,504	19,655	38,044	39,349
Costs of products and services sold	1,113	1,469	2,316	3,124
Professional and consulting fees	524	542	1,025	1,070
Communications and utilities	1,022	1,054	2,054	2,089
Operating taxes and licenses	2,095	1,919	4,180	4,020
General and other operating	1,565	1,765	3,086	3,541
Total operating expenses	101,601	93,084	200,675	194,645

Operating income (loss)	5,270	4,053	10,589	(1,857)

Other (income) expense:
Interest income	(3)	(9)	(6)	(25)
Interest expense	338	1,026	688	2,161
Other (income) expense, net	31	3	7	40
Income (loss) before income taxes	4,904	3,033	9,900	(4,033)
Provision for income taxes	2,130	1,507	4,375	(19)
Net income (loss)	$2,774	$1,526	$5,525	$(4,014)

Earnings (loss) per common share:
Diluted earnings (loss) per share	$0.27	$0.19	$0.54	$(0.52)
Basic earnings (loss) per share	$0.28	$0.20	$0.57	$(0.52)
Average shares outstanding:
Diluted	10,154	8,175	10,157	7,716
Basic	9,801	7,727	9,781	7,716

(1)	Includes a $9.8 million pretax impairment charge on trailers in the three months ended September 30, 2003.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the six months ended
	December 31,
	2004	2003

Cash flows from operating activities:
Net income (loss)	$5,525	$(4,014)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,002	7,418
Impairment charge	---	9,834
Provision for deferred income taxes	(579)	418
Restricted stock and SARS	491	243
Provision for doubtful accounts	542	821
Changes in assets and liabilities:
Trade receivables	4,461	2,585
Accounts receivable - other	971	286
Tires in service	(284)	(181)
Prepaid expenses and other current assets	36	(717)
Other assets	(124)	371
Accounts payable and accrued expenses	(8,982)	3,585
Income tax receivable	(2,315)	(541)
Net cash provided by operating activities	6,744	20,108
Cash flows from investing activities:
Purchase of property and equipment	(15,845)	(6,493)
Proceeds on sale of property and equipment	12,944	4,406
Purchase of treasury stock in subsidiary	(2,435)	---
Purchase of a business, net of cash acquired	---	(3,594)
Net cash used in investing activities	(5,336)	(5,681)
Cash flows from financing activities:
Proceeds from issuances of stock	1,064	329
Proceeds from bank borrowings and debt	5,868	6,270
Payments on bank borrowings and debt	(6,456)	(12,476)
Principal payments under capital lease obligations	(1,824)	(8,865)
Net cash used in financing activities	(1,348)	(14,742)

Increase (decrease) in cash and cash equivalents	60	(314)

Cash and cash equivalents at beginning of period	356	1,088

Cash and cash equivalents at end of period	$416	$774
Supplemental disclosure of cash flow information:
Interest paid	$691	$2,184
Income taxes paid	$6,964	$142

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
(Unaudited)

1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements include the accounts of Celadon Group, Inc. and its majority owned subsidiaries (the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

    The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (all of a normal recurring nature), which are necessary for a fair presentation of the financial condition and results of operations for these periods. The results of operations for the interim period are not necessarily indicative of the results for a full year. These consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

    The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock Based Compensation. The adoption of this statement is not expected to have a material impact on the financial position or results of operations of the Company.

3.  Earnings Per Share

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding stock options. A reconciliation of the basic and diluted earnings per share calculation was as follows:

(In thousands except share and per share data)	For the three months ended		For the six months ended
	December 31,		December 31,
	2004	2003	2004	2003

Net income (loss)	$2,774	$1,526	$5,525	$(4,014)

Denominator
Weighted average number of common shares outstanding	9,801,289	7,727,039	9,781,057	7,716,085
Equivalent shares issuable upon exercise of stock options	352,426	447,625	376,027	---

Diluted shares	10,153,715	8,174,664	10,157,084	7,716,085

Earnings (loss) per share

Basic	$0.28	$0.20	$0.57	$(0.52)

Diluted	$0.27	$0.19	$0.54	$(0.52)

Diluted loss per share for the six months ended December 31, 2003 does not include the anti-dilutive effect of 426 thousand stock options and other incremental shares.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
(Unaudited)

4.  Stock Based Compensation

The Company has elected to follow Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized for the Celadon options.

Statements of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation,” and SFAS 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” requires presentation of pro forma net income and earnings per share as if the Company had accounted for its employee stock options granted subsequent to June 30, 1995 under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period. Under the fair value method, the Company’s net income and earnings per share would have been (Dollars in thousands, except per share amounts):

(In thousands except per share data)	For three months ended		For six months ended
	December 31,		December 31,
	2004	2003	2004	2003

Net income (loss)	$2,774	$1,526	$5,525	$(4,014)
Stock-based compensation expense (net of tax)	64	102	159	206
Pro forma net income (loss)	$2,710	$1,424	$5,366	$(4,220)

Earnings (loss) per share:
Diluted earnings (loss) per share
As reported	$0.27	$0.19	$0.54	$(0.52)
Pro forma	$0.27	$0.17	$0.53	$(0.55)
Basic earnings (loss) per share
As reported	$0.28	$0.20	$0.57	$(0.52)
Pro forma	$0.28	$0.18	$0.55	$(0.55)

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
(Unaudited)

5.  Segment Information and Significant Customers

The Company operates in two segments, transportation and e-commerce. The Company generates revenue in the transportation segment primarily by providing truckload transportation services through its subsidiaries, Celadon Trucking Services, Inc. (“CTSI”), Servicios de Transportacion Jaguar, S.A de C.V. (“Jaguar”) and Celadon Canada, Inc. (“CelCan”). The Company began providing certain services over the Internet through its e-commerce subsidiary, TruckersB2B, Inc. (“TruckersB2B”) in the last half of fiscal year 2000. The e-commerce segment generates revenue by providing discounted fuel, tires, and other products and services to small and medium-sized trucking companies. The Company evaluates the performance of its operating segments based on operating income (loss).

(In thousands)	Transportation		E-commerce	Consolidated

Three months ended December 31, 2004
Operating revenue	$104,950		$1,921	$106,871
Operating income	$4,839		$431	$5,270

Three months ended December 31, 2003
Operating revenue	$94,786		$2,351	$97,137
Operating income	$3,558		$495	$4,053

Six months ended December 31, 2004
Operating revenue	$207,336		$3,928	$211,264
Operating income	$9,738		$851	$10,589

Six months ended December 31, 2003
Operating revenue	$187,895		$4,893	$192,788
Operating income (loss)	$(2,782	) (1)	$925	$(1,857)
(1)    Includes a $9.8 million pretax impairment charge on trailers in the three months ended September 30, 2003.

Information as to the Company’s operating revenue by geographic area is allocated based primarily on the country of the customer and summarized below:

(In thousands)	For the three months ended		For the six months ended
	December 31,		December 31,
	2004	2003	2004	2003
Operating revenue:
United States	$86,532	$78,931	$171,390	$156,495
Canada	14,902	13,580	29,223	26,927
Mexico	5,437	4,626	10,651	9,366
Total	$106,871	$97,137	$211,264	$192,788

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
(Unaudited)

The Company’s largest customer is DaimlerChrysler. The Company transports DaimlerChrysler original equipment automotive parts primarily between the United States and Mexico and DaimlerChrysler after-market replacement parts and accessories within the United States. The Company’s agreement with DaimlerChrysler is an agreement for international freight with the Chrysler division, which expires in October 2006.

	For the three months ended		For the six months ended
	December 31,		December 31,
	2004	2003	2004	2003
Percent of revenue from DaimlerChrysler	5%	10%	6%	10%

6.   Income Taxes

Income tax expense varies from the federal corporate income tax rate of 34% due to state income taxes, net of the federal income tax effect, and adjustment for permanent non-deductible differences. The permanent non-deductible differences include primarily per diem pay for drivers, meals and entertainment, and fines. For the three months ended December 31, 2004, the Company recorded an income tax benefit as a result of the impairment charge recognized on the planned disposal of trailers (Note 8). The income tax benefit recorded was partially offset by amounts accrued for certain income tax exposures.

7.   Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following components for the three and six months ended December 31, 2004 and 2003, respectively:

(In thousands)	Three months ended		Six months ended
	December 31,		December 31,
	2004	2003	2004	2003
Net income (loss)	$2,774	$1,526	$5,525	$(4,014)

Foreign currency translations adjustments	49	(131)	165	(323)

Total comprehensive income (loss)	$2,823	$1,395	$5,690	$(4,337)

8.       Commitments and Contingencies

There are various claims, lawsuits and pending actions against the Company and its subsidiaries in the normal course of the operations of its businesses with respect to cargo and auto liability. The Company believes many of these proceedings are covered in whole or in part by insurance and accrued amounts on the Company’s balance sheet for the self-insured retention amount of outstanding claims. The Company also believes that none of these matters will have a materially adverse effect on its consolidated financial position or results of operations in any given period.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
(Unaudited)

9.       Impairment of Equipment Values

In September 2003, the Company initiated a plan to dispose of approximately 1,600 trailers and recognized a pre-tax impairment charge of $9.8 million. The Company disposed of these trailers, including all 48-foot trailers in addition to 53-foot trailers over 9 years old, due to shipper compatibility issues. The majority of the Company’s customers require 53-foot trailers. The disposal of 48-foot trailers from the Company fleet has reduced logistical issues with customers requiring a 53-foot trailer. The Company replaced the approximately 1,600 trailers with 1,300 new 53-foot trailers. This change in the fleet increased operating efficiencies and reduced out-of-route miles. The pre-tax impairment charge consisted of a write-down of revenue equipment by $8.4 million (net of accumulated depreciation), a write-off of tires in-service of $0.9 million and an accrual for costs of disposal of $0.5 million.

10.  Purchase of TruckersB2B Stock

During the six months ended December 31, 2004, TruckersB2B, Inc. has purchased 2,013,276 shares of its Common Stock into treasury for $2,435,000. An eighteen-month note payable for $910,000 was issued with the difference settled in cash. As of December 31, 2004, Celadon Group, Inc. and subsidiaries own 100% of the outstanding shares of TruckersB2B, Inc. The $2,435,000 of TruckersB2B treasury stock is accounted for using the purchase method in accordance with SFAS 141 “Business Combinations.”

11.     Acquisition

On January 14, 2005, the Company purchased certain assets consisting of approximately 370 tractors and 670 van trailers of CX Roberson, Inc. for approximately $22.7 million. In addition, Celadon offered employment to approximately 320 qualified drivers. The Company used borrowings under its existing credit facility to fund the transaction. According to the seller’s unaudited financial statements, the Champaign, Illinois-based van division of CX Roberson generated approximately $45 million in gross revenue in 2004. The transaction did not include Roberson’s flatbed business and related assets.

12.     Reclassification

Certain reclassifications have been made to the December 31, 2003 financial statements to conform to the December 31, 2004 presentation.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Disclosure Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information in this Form 10-Q constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, involves known and unknown risks, uncertainties, and other factors which may cause the actual results, events, performance, or achievements of the Company to be materially different from any future results, events, performance, or achievements expressed in or implied by such forward-looking statements. You can identify such statements by the fact that they do not relate strictly to historical or current facts. These statements generally use words such as “believe,” “expect,” “anticipate,” “project,” “forecast,” “should,” “estimate,” “plan,” “outlook,” “goal,” and similar expressions. Because forward-looking statements involve risks and uncertainties, the Company’s actual results may differ materially from the results expressed in or implied by the forward-looking statements. While it is impossible to identify all factors that may cause actual results to differ from those expressed in or implied by forward-looking statements, the risks and uncertainties that may affect the Company’s business, performance, and results of operations include the factors listed on Exhibit 99.1 to this report.

All such forward-looking statements speak only as of the date of this Form 10-Q. You are cautioned not to place undue reliance on such forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in the events, conditions, or circumstances on which any such statement is based.

References to the “Company”, “we”, “us”, “our” and words of similar import refer to Celadon Group, Inc. and its consolidated subsidiaries.

Business Overview

We are one of North America's fifteen largest truckload carriers as measured by revenue. We generated $398 million in operating revenue during our fiscal year ended June 30, 2004. We have grown significantly throughout our history through internal growth and a series of acquisitions since 1995. As a dry van truckload carrier, we generally transport full trailer loads of freight from origin to destination without intermediate stops or handling. Our customer base includes Fortune 500 shippers such as DaimlerChrysler, General Electric, Phillip Morris, Wal-Mart, Procter & Gamble, and Target. At December 31, 2004, we operated 2,479 tractors and 6,842 trailers. None of our employees is subject to a union contract.

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

In addition to our international business, we offer a broad range of truckload transportation services within the United States, including regional, long-haul, dedicated, and logistics. We also operate TruckersB2B, Inc., a profitable marketing business that affords volume purchasing power for items such as fuel, tires, and equipment to approximately 17,000 member trucking fleets representing approximately 441,000 tractors.

We generate substantially all of our revenue by transporting freight for our customers. Generally, we are paid by the mile for our services. We also derive revenue from fuel surcharges, loading and unloading activities, equipment detention, other trucking-related services, and from TruckersB2B. The main factors that affect our revenue are the revenue per mile we receive from our customers, the number of miles we generate with our equipment, and the percentage of miles for which we are compensated. These factors are affected by, among other things, the United States, Mexican, and Canadian economies, customers’ inventory levels, the level of capacity in our industry, and customer demand.

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

For the second quarter of fiscal 2005, operating revenue increased 10% to $106.9 million, compared with $97.1 million for the same quarter last year. Net income increased to $2.8 million, compared with $1.5 million, and diluted earnings per share improved to $0.27, compared with $0.19. We believe that a favorable relationship between freight demand and the industry-wide supply of tractor and trailer capacity, as well as our dedication to pricing discipline, yield management, and customer service, contributed to our increase in earnings for the second fiscal quarter versus the prior year.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At December 31, 2004, we had approximately $12.1 million of long-term debt and capital lease obligations, including current maturities, and $89.7 million in stockholders' equity. We have used our increased liquidity following our May 2004 stock offering to upgrade our tractor and trailer fleets. We lowered the average age of our tractor fleet to 2.0 years from 2.6 years as of December 31, 2004 compared to prior year, and lowered the average age or our trailer fleet to 4.3 years from 6.2 years as of December 31, 2004 compared to prior year. We anticipate that the size of our tractor fleet will remain relatively constant or grow modestly, excluding growth resulting from any acquisitions. We expect our tractor and trailer purchases will be primarily for replacement and will maintain the average age of our tractor fleet at approximately 2.0 years and the average age of our trailer fleet less than 5.0 during the 2005 fiscal year. We expect that most of our equipment purchases will be acquired with off-balance sheet operating leases. At December 31, 2004, we had future operating lease obligations totaling $168.5 million, including residual value guarantees of approximately $46.9 million, a significant portion of which we believe will be covered by manufacturer commitments. Of our tractors, approximately 450 were owned, 1,579 were financed under operating leases, and 443 were provided by independent contractors, who own (or lease) and drive their own tractors, at December 31, 2004. Of our trailers, approximately 1,450 were owned and the remaining were financed under capital and operating leases at December 31, 2004.

Recent Development

On January 14, 2005 we signed and closed an asset purchase agreement with PFT Roberson, Inc. and its subsidiary CX Roberson, Inc. (together, "Roberson"). Pursuant to the asset purchase agreement, our wholly-owned subsidiary Celadon Trucking Services, Inc. acquired the truckload van business, including approximately 370 tractors and 670 trailers, of Roberson, a Champaign, Illinois-based carrier, for $22.7 million in cash, subject to certain post-closing adjustments. The acquisition was financed with borrowing under our existing credit facility. The transaction did not include Roberson's flatbed division or related assets.

Our plan is to retain approximately 200 of the newest acquired tractors and 200 of the newest acquired trailers, and to dispose of the balance of the acquired revenue equipment. Net of proceeds of dispositions, we expect our investment in the former Roberson equipment to be approximately $12.0 million to $15.0 million. Following the acquisition, we offered employment to approximately 320 of Roberson's drivers, and to date over 220 of those drivers have accepted employment.

We believe that this acquisition, like our acquisitions of certain Burlington Motor Carrier assets in 2002 and Highway Express in 2003, is consistent with our goals of diversifying our customer base and freight mix, adding density in our primary lanes, and balancing lane flows. Pursuant to our operating model, we have begun the process of evaluating Roberson's customers, lanes, and loads for profitability based on rates, length of time for completion of the movement, attractiveness of positioning for the next load, driver friendliness, total cost, and other factors. In connection with this evaluation, we will seek to retain the freight that we identify as favorable, and discontinue freight that we conclude does not fit our business model.

In calendar 2004, Roberson's truckload van operations generated approximately $45.0 million in revenue, according to their unaudited financial statements. Following the equipment dispositions and freight evaluation process outlined above, we anticipate that this acquisition will initially produce approximately $30.0 million in incremental annual revenue and will be accretive to earnings by our fourth fiscal quarter ending June 30, 2005. These projections assume that we retain 200 of the acquired tractors and at least that many drivers, continuing strong demand from Roberson's former customers, that we are able to dispose of unwanted acquired equipment at expected prices, and smooth integration of the acquired operations.

Results of Operations

The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2004	2003	2004	2003
Operating revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages, and employee benefits	30.3%	31.7%	31.0%	31.5%
Fuel	17.7%	13.9%	17.4%	13.5%
Operations and maintenance	8.3%	8.3%	8.4%	8.4%
Insurance and claims	3.1%	3.8%	3.0%	4.0%
Depreciation, amortization and impairment charges	3.4%	3.7%	3.3%	8.9	%(1)
Revenue equipment rentals	8.1%	7.2%	7.8%	7.1%
Purchased transportation	18.3%	20.2%	18.0%	20.4%
Costs of products and services sold	1.0%	1.5%	1.1%	1.6%
Professional and consulting fees	0.5%	0.6%	0.5%	0.6%
Communications and utilities	1.0%	1.1%	1.0%	1.1%
Operating taxes and licenses	2.0%	2.0%	2.0%	2.1%
General and other operating	1.5%	1.8%	1.5%	1.8%

Total operating expenses	95.1%	95.8%	95.0%	101.0	%(1)

Operating income (loss)	4.9%	4.2%	5.0%	(1.0	%)(1)

Other (income) expense:
Interest expense	0.3%	1.1%	0.3%	1.1%

Income (loss) before income taxes	4.6%	3.1%	4.7%	(2.1	%)(1)
Provision for income taxes	2.0%	1.6%	2.1%	0.0%

Net income (loss)	2.6%	1.6%	2.6%	(2.1	%)(1)

(1)	Includes a $9.8 million pretax impairment charge for the three months ended September 30, 2003.

Comparison of Three Months Ended December 31, 2004 to Three Months Ended December 31, 2003

Operating revenue increased by $9.8 million, or 10.1%, to $106.9 million for the second quarter of fiscal 2005, from $97.1 million for the same period in fiscal 2004. This increase was primarily attributable to a 8.3% improvement in average revenue per total mile, excluding fuel surcharge, to $1.31 from $1.21, and an increase in average tractors to 2,257 from 2,246, partially offset by a decrease in average miles per tractor per week, to 2,152 from 2,221. The improvement in average revenue per total mile resulted primarily from better overall freight rates in the fiscal 2005 period, a decrease in the percentage of our freight comprised of automotive parts and a corresponding increase in the percentage of our freight comprised of consumer non-durables, and to a lesser extent a reduction in our percentage of non-revenue miles, which declined to 7.1% from 7.3%. The 3.1% decline in average miles per tractor per week was primarily attributable to more of our drivers taking holiday vacation time during the last two weeks of December as a result of a new driver compensation program implemented in January 2004 that allows drivers to accumulate time off. As a result of the foregoing factors, revenue per seated tractor per week, excluding fuel surcharge, which is our primary measure of asset productivity, increased 5.1% to $2,826 in the second quarter of fiscal 2005, from $2,689 for the same period in fiscal 2004, as a result of an increase in revenue per mile. Revenue for TruckersB2B was $1.9 million in the second quarter of fiscal 2005, compared to $2.4 million for the same period in fiscal 2004.

The decrease in TruckersB2B revenue was attributable to a decline in revenue from tire discount programs, partially offset by an increase in member usage of the fuel program.

Salaries, wages and benefits were $32.4 million, or 30.3% of operating revenue, for the second quarter of fiscal 2005, compared to $30.8 million, or 31.7% of operating revenue, for the same period in fiscal 2004. The increase in the overall dollar amount was primarily related to an increase in Company miles, an increase in drivers wage rates, the number of work days, and marking the Company’s stock appreciation rights to market. The decrease as a percentage of operating revenue was primarily attributable to a decrease of approximately 44.2% in expenses related to employer-paid health insurance experience and the improvement in average revenue per total mile, which increased by a greater amount per mile than increases in driver compensation.

Fuel expenses increased to $18.9 million, or 17.7% of operating revenue, for the second quarter of fiscal 2005, compared to $13.5 million, or 13.9% of operating revenue, for the corresponding period in fiscal 2004. This increase was primarily attributable to average fuel prices that were approximately $0.55 per gallon, or 40.4%, higher during the fiscal 2005 period, and an increase in Company miles, which in turn increased fuel usage. The increase in fuel prices, however, was more than offset by improved fuel surcharge, which improved to $9.6 million in the fiscal 2005 period from $3.0 million in the fiscal 2004 period, and a decrease in fuel prices towards the end of the quarter. The improvement in fuel surcharge collection was attributable to higher fuel prices and a lower percentage of shipments being hauled under contracts with less favorable terms with regard to our ability to pass increases in fuel prices through to the customer. Increased fuel prices will decrease our operating income to the extent they are not offset by surcharges.

Operations and maintenance increased to $8.9 million for the second quarter of fiscal 2005, from $8.0 million for the second quarter of fiscal 2004. As a percentage of revenue, operations and maintenance remained constant at 8.3% of operating revenue. Operations and maintenance consist of direct operating expense, maintenance and tire expense. Expenses to prepare tractors and trailers for trade-in or sale have been higher than anticipated causing the increase in the overall dollar amount from the prior year period. We expect maintenance expense to decrease as a percentage of revenue in future periods as a result of the effects of our fleet upgrade.

Insurance and claims expense was $3.3 million, or 3.1% of operating revenue, for the second quarter of fiscal 2005, compared to $3.7 million, or 3.8% of operating revenue, for the same period in fiscal 2004. Insurance consists of premiums for liability, physical damage and cargo damage insurance. The primary reasons for the decrease in insurance and claims were lower premiums, as our self-insurance retention increased from fiscal 2004 levels, and positive safety experience and reduced adverse loss development on claims compared to the fiscal 2004 period. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume.

    Depreciation and amortization, consisting primarily of depreciation of revenue equipment, remained constant at $3.6 million for the second quarter of fiscal 2005 and 2004. As a percentage of revenue, depreciation and amortization decreased to 3.4% of operating revenue in the second quarter of fiscal 2005, compared to 3.7% of operating revenue for the same period of fiscal 2004. This expense consisted of depreciation of owned equipment and losses on disposition of tractors and trailers. Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases. To date, most of the new tractors and trailers acquired in connection with our fleet upgrade have been financed under off-balance sheet operating leases, and we expect that trend to continue in the near term. In such event, we anticipate some further reduction in depreciation and amortization as a percentage of revenue going forward, excluding the impact of the revenue equipment acquired from Roberson.

Revenue equipment rentals were $8.6 million, or 8.1% of operating revenue, for the second quarter of fiscal 2005, compared to $7.0 million, or 7.2% of operating revenue for the same period in fiscal 2004. This increase is attributable to an increase in our trailer fleet financed under operating leases during the 2005 period. As of December 31, 2004, approximately 4,700 trailers, or 68.7% of our Company trailers, were held under operating leases compared to approximately 3,400 trailers, or 44.7% of our trailers, at December 31, 2003.  As we expect to finance most of our new tractors and trailers under off-balance sheet operating leases, we expect revenue equipment rentals will continue to increase going forward.

Purchased transportation decreased to $19.5 million, or 18.3% of operating revenue for the second quarter of fiscal 2005, from $19.7 million, or 20.2% of operating revenue, for the same period in fiscal 2004. The decrease is primarily related to reduced owner-operator expense, as the percentage of our fleet comprised of owner-operators decreased. It has become difficult to recruit and retain owner-operators due to the challenging operating environment. Owner-operators are independent contractors who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile. To the extent these operating expenses continue to rise and there is not a corresponding increase in the fixed payment per mile, we expect the percentage of our fleet comprised of owner-operators will continue to decrease.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses. Accordingly, we have not provided a detailed discussion of such expenses.

Net interest expense decreased 70.0% to $0.3 million in the second quarter of fiscal 2005, from $1.0 million for the same period in fiscal 2004. This decrease was a result of reduced bank borrowings, which decreased to $4.2 million at December 31, 2004, from $21.7 million at December 31, 2003, and capital lease obligations, which decreased to $3.5 million at December 31, 2004, from $19.4 million at December 31, 2003. The reduction in our borrowings and capital lease obligations resulted largely from the application of the proceeds of our completed secondary stock offering in May 2004, and increased use of operating leases to finance acquisitions of revenue equipment. Our trend toward financing revenue equipment with operating leases instead of borrowing moves the interest component of the leases into revenue equipment rentals, an "above the line" operating expense, with a corresponding decrease in this expense category.

Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, improved 150 basis points to 4.6% for the second quarter of fiscal 2005, from 3.1% for the same period in the prior year.

Income taxes increased to $2.1 million, with an effective tax rate of 43%, for the second quarter of fiscal 2005, from $1.5 million, with an effective tax rate of 50%, for the corresponding period in fiscal 2004. The effective tax rate decreased as a result of increased earnings reducing the effect of non-deductible expenses related to our per diem pay structure. As per diem is a non-deductible expense, our effective tax rate will fluctuate as net income fluctuates in the future.

As a result of the factors described above, net income increased to $2.8 million for the second quarter of fiscal 2005, from $1.5 million for the same period in fiscal 2004.

Comparison of Six Months Ended December 31, 2004 to Six Months Ended December 31, 2003

Operating revenue increased by $18.5 million, or 9.6%, to $211.3 million for the six months ended December 31, 2004, from $192.8 million for the corresponding period in fiscal 2004. This increase was primarily attributable to a 7.5% improvement in average revenue per total mile, excluding fuel surcharge, from $1.29 to $1.20 and an increase in average tractors to 2,254 from 2,237, partially offset by a decrease in average miles per tractor per week, to 2,195 from 2,214. The improvement in average revenue per total mile resulted primarily from better overall freight rates in the fiscal 2005 period, a decrease in the percentage of our freight comprised of automotive parts and a corresponding increase in the percentage of our freight comprised of consumer non-durables, and to a lesser extent a reduction in our percentage of non-revenue miles which declined to 7.1% from 7.5%. The 0.9% decline in average miles per tractor per week was primarily attributable to more of our drivers taking holiday vacation time during the last two weeks of December as a result of a new driver compensation program implemented in January 2004 that allows drivers to accumulate time off. As a result of the foregoing factors, revenue per seated tractor per week, excluding fuel surcharge, which is our primary measure of asset productivity, increased 6.6% to $2,837 in the six months ended December 31, 2004, from $2,661 for the same period in fiscal 2004, as a result of an increase in revenue per mile. The increase in average tractors was primarily related to our acquisition of certain assets of Highway Express in August 2003. Revenue for TruckersB2B was $3.9 million for the six months ended December 31, 2004, compared to $4.9 million for the corresponding period in fiscal 2004. The TruckersB2B revenue decrease was related to a decrease in the usage of the tire program, which was partially offset by an increase in member usage of other various programs, including the fuel program.

Salaries, wages and benefits were $65.6 million, or 31.0% of operating revenue, for the six months ended December 31, 2004, compared to $60.7 million, or 31.5% of operating revenue, for the same period in fiscal 2004. The increase in the overall dollar amount was primarily related to an increase in Company miles, an increase in drivers wage rates, which in turn increased driver wages, and to a lesser extent increases in administrative wages due to a higher number of work days and marking the Company stock appreciation rights plan to market. The decrease as a percentage of operating revenue was primarily attributable to a decrease in expenses related to employer-paid health insurance and the improvement in average revenue per total mile, which increased by a greater amount per mile than increases in driver compensation.

Fuel expenses increased to $36.8 million, or 17.4% of operating revenue, for the six months ended December 31, 2004, compared to $25.9 million, or 13.5% of operating revenue, for the same period in fiscal 2004. This increase was primarily attributable to average fuel prices that were approximately $0.53 per gallon, or 39.6%, higher during the fiscal 2005 period, and an increase in Company miles. The increase in fuel prices was substantially offset by the collection of $16.3 million in fuel surcharge revenue in the fiscal 2005 period, compared to $6.3 million in the fiscal 2004 period. The improvement in fuel surcharge collection was attributable to higher fuel prices and a lower percentage of shipments being hauled under contracts with less favorable terms with regard to our ability to pass increases in fuel prices through to the customer. Increased fuel prices will decrease our operating income to the extent they are not offset by surcharges.

Operations and maintenance increased to $17.8 million for first six months of fiscal 2005, from $16.2 million for the six months ended December 31, 2003. As a percentage of revenue, operations and maintenance remained constant at 8.4% of revenue. Operations and maintenance consist of direct operating expense, maintenance and tire expense. Expenses to prepare tractors and trailers for trade-in or sale have been higher than anticipated causing the increase in the overall dollar amount from the prior year period. We expect maintenance expense to decrease as a percentage of revenue in future periods as a result of the effects of our fleet upgrade.

Insurance and claims expense was $6.3 million, or 3.0% of operating revenue, for the first six months of fiscal 2005, compared to $7.6 million, or 4.0% of operating revenue, for the corresponding period in fiscal 2004. The primary reasons for the decrease in insurance and claims expense were lower premiums, as our self-insurance retention increased from fiscal 2004 levels, and positive safety experience and a reduction in adverse loss development on claims compared to the fiscal 2004 period. Insurance consists of premiums for liability, physical damage and cargo damage insurance. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased to $7.0 million, or 3.3% of operating revenue, in the six months ended December 31, 2004, from $17.3 million, or 8.9% of operating revenue, for the same period of fiscal 2004. This decrease is primarily attributable to the pretax impairment charge of $9.8 million, or 5.1% of operating revenue, that we recognized in the first quarter of fiscal 2004 as a result of our decision to dispose of all of our remaining 48' trailers, as well as our 53' trailers that are over nine years old. Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases. To date, most of the new tractors and trailers acquired in connection with our fleet upgrade have been financed under off-balance sheet operating leases, and we expect that trend to continue in the near term. In such event, we anticipate some further reduction in depreciation and amortization as a percentage of revenue going forward, excluding the impact of the revenue equipment acquired from Roberson.

Revenue equipment rentals were $16.5 million, or 7.8% of operating revenue, for the second quarter of fiscal 2005, compared to $13.8 million, or 7.1% of operating revenue for the same period in fiscal 2004. This increase is attributable to a higher proportion of our trailer fleet held under operating leases during the 2005 period. As of December 31, 2004, approximately 4,700 trailers, or 68.7% of our Company trailers, were held under operating leases compared to approximately 3,400 trailers, or 44.7% of our trailers, at December 31, 2003. As we expect to finance most of our new tractors and trailers under off-balance sheet operating leases, we expect revenue equipment rentals will continue to increase going forward.

Purchased transportation decreased to $38.0 million, or 18.0% of operating revenue for the six months ended December 31, 2004, from $39.3 million, or 20.4% of operating revenue, for the same period in fiscal 2004. The decrease is primarily related to reduced owner-operator expense, as the percentage of our fleet comprised of owner-operators decreased. It has become difficult to recruit and retain owner-operators due to the challenging operating environment. Owner-operators are independent contractors who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile. To the extent these operating expenses continue to rise and there is not a corresponding increase in the fixed payment per mile, we expect the percentage of our fleet comprised of owner-operators will continue to decrease.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses. Accordingly, we have not provided a detailed discussion of such expenses.

Net interest expense decreased 68.2% to $0.7 million in the six months ended December 31, 2004, from $2.2 million for the corresponding period in fiscal 2004. This decrease was a result of reduced bank borrowings, which decreased to $4.2 million at December 31, 2004, from $21.7 million at December 31, 2003, and capital lease obligations, which decreased to $3.5 million at December 31, 2004, from $19.4 million at December 31, 2003. The reduction in our borrowings and capital lease obligations resulted largely from the application of the proceeds of our completed secondary stock offering in May 2004, and increased use of operating leases to finance acquisitions of revenue equipment. Our trend toward financing revenue equipment with operating leases instead of borrowing moves the interest component of the leases into revenue equipment rentals, an "above the line" operating expense, with a corresponding decrease in this expense category.

Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, improved 170 basis points to 4.7% for the first six months of fiscal 2005, from 3.0% for the same period of the prior year. Such amounts exclude the impact of the $9.8 million pretax impairment charge in the fiscal 2004 period.

Income taxes resulted in expense of $4.4 million with an effective tax rate of 44%, in the first six months of fiscal 2005, compared to a small benefit, with an effective tax rate of 0%, for the same period in fiscal 2004. As per diem is a non-deductible expense our effective tax rate will fluctuate as net income fluctuates in the future.

As a result of the factors described above, net income increased by $9.5 million to $5.5 million for the first six months of fiscal 2005, from a net loss of ($4.0 million) in the corresponding period in fiscal 2004.

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

For the first six months of fiscal 2005, net cash provided by operations was $6.7 million, compared to $20.1 million for the same period in fiscal 2004.

Net cash used in investing activities was $5.3 million for the first six months of fiscal 2005, compared to net cash used in investing activities of $5.7 million for the corresponding period in fiscal 2004. A significant portion of the cash used in investing activities for the fiscal 2004 period was related to our purchase of Highway Express in August of 2003. In addition, cash used in (provided by) investing activities includes the net cash effect of acquisitions and dispositions of revenue equipment during the period. Capital expenditures (excluding the assets purchased from Highway Express, Inc.) totaled $15.8 million in the first six months of fiscal 2005 and $6.5 million for the same period in fiscal 2004. We generated proceeds from the sale of property and equipment of $12.9 million during the first six months of fiscal 2005, compared to $4.4 million in proceeds for the corresponding period in fiscal 2004.

Net cash used in financing activities was $1.3 million for the first six months of fiscal 2005, compared to $14.7 million for the same period in fiscal 2004. Financing activity generally represents bank borrowings (payment and proceeds) and payment of capital lease obligations.

As of December 31, 2004, we had on order approximately 1,270 tractors and 700 trailers for delivery through December 2007. These revenue equipment orders represent a capital commitment of approximately $105.3 million, before considering the proceeds of equipment dispositions. In connection with our fleet upgrade, we have financed most of the new tractors and new trailers we have acquired to date under off-balance sheet operating leases. A substantial amount of the used equipment that has been or will be replaced by these new units was or is owned or held under capitalized leases and, therefore, carried on our balance sheet. As a result of our increased use of operating leases to finance acquisitions of revenue equipment, we have reduced our balance sheet debt. At December 31, 2004, our total balance sheet debt, including capitalized lease obligations, was $12.1 million, compared to $53.2 million at December 31, 2003. Our debt-to-capitalization ratio (total balance sheet debt as a percentage of total balance sheet debt plus total stockholders’ equity) decreased from 50.0% at December 31, 2003, to 11.9% at December 31, 2004.

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

Our operating leases include some under which we do not guarantee the value of the asset at the end of the lease term ("walk-away leases") and some under which we do guarantee the value of the asset at the end of the lease term. We were obligated for residual value payments related to operating leases of $46.9 million and $44.8 million at December 31, 2004 and 2003, respectively. A significant portion of these amounts are covered by repurchase and/or trade agreements we have with the equipment manufacturer. We believe that residual payment obligations that are not covered by the manufacturer will be satisfied, in the aggregate, by the value of the related equipment at the end of the lease. We anticipate that our continued reliance on operating leases, rather than bank borrowings or capital leases, to finance the acquisition of revenue equipment in connection with our fleet upgrade will allow us to use our cash flows to further reduce our balance sheet debt.

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

On September 26, 2002, we entered into our current primary credit facility with Fleet Capital Corporation, Fleet Capital Canada Corporation and several other lenders. This $55.0 million facility consists of revolving loan facilities, approximately $4.2 million in term loan subfacilities, and a commitment to issue and guaranty letters of credit. Repayment of the amounts outstanding under the credit facility is secured by a lien on our assets, including the stock or other equity interests of our subsidiaries, and the assets of certain of our subsidiaries. In addition, certain of our subsidiaries that are not party to the credit facility have guaranteed the repayment of the amount outstanding under the credit facility, and have granted a lien on their respective assets to secure such repayment. The credit facility expires on September 26, 2005.

Amounts available under the credit facility are determined based on our accounts receivable borrowing base. The facility contains restrictive covenants, which, among other things, limit our ability to pay cash dividends and the amount of our annual capital expenditures and lease payments, and require us to maintain compliance with certain financial ratios, including a minimum fixed charge coverage ratio. We were in compliance with these covenants at December 31, 2004, and expect to remain in compliance for the foreseeable future. At December 31, 2004, $4.2 million of our credit facility was utilized as outstanding borrowings and $6.8 million was utilized for standby letters of credit, and we had approximately $24.3 million in remaining availability under the facility. We utilized borrowings under the facility to finance the Roberson acquisition described above.

We believe we will be able to fund our operating expenses, as well as our current commitments for the acquisition of revenue equipment, over the next twelve months with a combination of cash generated from operations, borrowings available under the primary credit facility, and lease financing arrangements. Additional growth in our tractor and trailer fleet beyond our existing orders, as well as any additional acquisitions involving a significant cash component, may require additional sources of financing. We will continue to have significant capital requirements over the long term, and the availability of such capital will depend upon our financial condition and operating results and numerous other factors over which we have limited or no control, including prevailing market conditions and the market price of our common stock. However, based on our improving operating results, anticipated future cash flows, current availability under our credit facility, and sources of equipment lease financing that we expect will be available to us, we do not expect that we will experience significant liquidity constraints in the foreseeable future.

Contractual Obligations and Commercial Commitments

As of December 31, 2004, our bank loans, capitalized leases, operating leases, other debts and future commitments have stated maturities or minimum annual payments as follows:

	Annual Cash Requirements
	as of December 31, 2004
	(in thousands) Amounts Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	Over Five Years

Operating Leases(1)	$168,522	$35,665	$74,320	$38,812	$19,725
Capital Leases Obligations(1)	$3,493	$1,985	$754	$233	$521
Long-Term Debt	$8,589	$5,434	$670	$687	$1,798

Sub-Total	$180,604	$43,084	$75,744	$39,732	$22,044

Future Purchase of Revenue Equipment	$105,298	$2,688	$25,800	$43,346	$33,464
Employment and Consulting Agreements(2)	$1,012	$898	$114	---	---
Standby Letters of Credit	$6,766	$6,766	---	---	---

Total	$293,680	$53,436	$101,658	$83,078	$55,508

(1)
Included in these balances are residual guarantees of $46.9 million in total and $0.2 million coming due in less than one year. We believe that a significant portion of these amounts will be satisfied by manufacturer commitments and amounts not satisfied by manufacturer commitments will be satisfied, in the aggregate, by the value of the related equipment at the end of the lease.

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

Revenue Recognition. Upon delivery of a load, we recognize all revenue related to that load, including revenue from detention charges and our fuel surcharge program. In this connection, we make estimates concerning the collectibility of our accounts receivable and the required amounts of reserves for uncollectible accounts. We also recognize direct operating expenses, such as drivers’ wages and fuel, on the date of delivery of the relevant load.

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

In accordance with SFAS 13, “Accounting for Leases,” property and equipment held under operating leases, and liabilities related thereto, are not reflected on our balance sheet. All expenses related to revenue equipment operating leases are reflected on our statements of operations in the line item entitled “Revenue equipment rentals.” As such, financing revenue equipment with operating leases instead of bank borrowings or capital leases effectively moves the interest component of the financing arrangement into operating expenses on our statements of operations. Consequently, we believe that pretax margin (income before income taxes as a percentage of operating revenue) may provide a more useful measure of our operating performance than operating ratio (operating expenses as a percentage of operating revenue) because it eliminates the impact of revenue equipment financing decisions.

Claims Reserves and Estimates. The primary claims arising for us consist of cargo liability, personal injury, property damage, collision and comprehensive, workers’ compensation, and employee medical expenses. We maintain self-insurance levels for these various areas of risk and have established reserves to cover these self-insured liabilities. We also maintain insurance to cover liabilities in excess of these self-insurance amounts. Claims reserves represent accruals for the estimated uninsured portion of reported claims, including adverse development of reported claims, as well as estimates of incurred but not reported claims. Reported claims and related loss reserves are estimated by third party administrators, and we refer to these estimates in establishing our reserves. Claims incurred but not reported are estimated based on our historical experience and industry trends, which are continually monitored, and accruals are adjusted when warranted by changes in facts and circumstances. In establishing our reserves we must take into account and estimate various factors, including, but not limited to, assumptions concerning the nature and severity of the claim, the effect of the jurisdiction on any award or settlement, the length of time until ultimate resolution, inflation rates in health care and in general, interest rates, legal expenses, and other factors. Our actual experience may be different than our estimates, sometimes significantly. Changes in assumptions as well as changes in actual experience could cause these estimates to change in the near term. Insurance and claims expense will vary from period to period based on the severity, frequency, and adverse development of claims incurred in a given period.

Goodwill. Our consolidated balance sheets at June 30, 2004 and December 31, 2004, included goodwill of acquired businesses of approximately $16.7 and $19.1 million, respectively. This amount has been recorded as a result of prior business acquisitions accounted for under the purchase method of accounting. Prior to July 1, 2001, goodwill from each acquisition was generally amortized on a straight-line basis. Under SFAS No. 142, Goodwill and Other Intangible Assets, which we adopted as of July 1, 2001, goodwill is tested for impairment annually (or more often, if an event or circumstance indicates that an impairment loss has been incurred) in lieu of amortization. During the fourth quarter of fiscal 2004, we completed our most recent annual impairment test for that fiscal year and concluded that there was no indication of impairment.

A significant amount of judgment is required in performing goodwill impairment tests. Such tests include estimating the fair value of our reporting units. As required by SFAS No. 142, we compare the estimated fair value of our reporting units with their respective carrying amounts including goodwill. We define a reporting unit as an operating segment. Under SFAS No. 142, fair value refers to the amount for which the entire reporting unit could be bought or sold. Our methods for estimating reporting unit values include market quotations, asset and liability fair values, and other valuation techniques, such as discounted cash flows and multiples of earnings, revenue, or other financial measures. With the exception of market quotations, all of these methods involve significant estimates and assumptions, including estimates of future financial performance and the selection of appropriate discount rates and valuation multiples.

TruckersB2B, Inc. has purchased 2,073,276 shares of its Common Stock into treasury for $2,435,000, which is accounted for using the purchase method in accordance with SFAS 141 “Business Combinations.”

Accounting for Income Taxes. Deferred income taxes represent a substantial liability on our consolidated balance sheet. Deferred income taxes are determined in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry-forwards. We evaluate our tax assets and liabilities on a periodic basis and adjust these balances as appropriate. We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. However, should our tax positions be challenged and not prevail, different outcomes could result and have a significant impact on the amounts reported in our consolidated financial statements.

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

Interest Rate Risk. We are exposed to interest rate risk primarily from our primary credit facility. The credit facility carries a maximum variable interest rate of the bank’s base rate plus 3.0% or LIBOR plus 3.5%. At December 31, 2004, we had variable rate borrowings of $4.2 million outstanding under the credit facility. Assuming variable rate borrowings under the credit facility at December 31, 2004 levels, a hypothetical 10% increase in the bank's base rate and LIBOR would not be material to our annual net income. In the event of a change of such magnitude, management would likely consider actions to further mitigate our exposure.

Foreign Currency Exchange Rate Risk. We are subject to foreign currency exchange rate risk, specifically in connection with our Canadian operations. While virtually all of the expenses associated with our Canadian operations, such as owner-operator costs, Company driver compensation, and administrative costs, are paid in Canadian dollars, a significant portion of our revenue generated from those operations is billed in U.S. dollars because many of our customers are U.S. shippers transporting goods to or from Canada. As a result, increases in the Canadian dollar exchange rate adversely affect the profitability of our Canadian operations. Assuming revenue and expenses for our Canadian operations identical to that in the quarter ended December 31, 2004 (both in terms of amount and currency mix), we estimate that a $0.01 increase in the Canadian dollar exchange rate would reduce our annual net income by approximately $235,000. We generally do not face the same magnitude of foreign currency exchange rate risk in connection with our intra-Mexico operations conducted through our Mexican subsidiary, Jaguar, because our foreign currency revenues are generally proportionate to our foreign currency expenses for those operations. For purposes of consolidation, however, the operating results earned by our subsidiaries, including Jaguar, in foreign currencies are converted into United States dollars. As a result, a decrease in the value of the Mexican peso could adversely affect our consolidated results of operations. We estimate that a $0.01 decrease in the Mexican peso exchange rate would reduce our annual net income by approximately $42,000. Although we have from time-to-time entered foreign currency hedging transactions in the past, we currently are not a party to any such transactions.

    Commodity Price Risk. Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability. Fuel is subject to economic, political, and market factors that are outside of our control. Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through the collection of fuel surcharges. However, fuel surcharges do not always fully offset increases in fuel prices. In addition, from time-to-time we may enter into derivative financial instruments to reduce our exposure to fuel price fluctuations. In accordance with SFAS 133, we adjust any such derivative instruments to fair value through earnings on a monthly basis. As of December 31, 2004, we had no fuel derivatives in place.

Item 4.     Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "Commission"). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding disclosures.

The Company has confidence in its disclosure controls and procedures. Nevertheless, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors or intentional fraud. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Item 4.     Submission of Matters to a Vote of Security Holders

    Celadon Group, Inc. held its regular Annual Meeting of shareholders on November 19, 2004. At the Annual Meeting, Stephen Russell, Paul A. Biddelman, Michael Miller, Anthony Heyworth, and John Kines were elected to serve as directors for one-year terms. Stockholders representing 8,499,851 shares or 87.5% of the total outstanding shares of Common Stock were present in person or by proxy at the Annual Meeting. A tabulation of the vote with respect to each nominee follows:

Proposal 1 -Election of Directors
	Voted For	Vote Withheld

Stephen Russell	8,003,154	496,697
Paul A. Biddelman	8,031,405	468,446
Michael Miller	8,031,455	468,396
Anthony Heyworth	8,031,713	468,138
John Kines	8,032,540	467,311

Item 6.  Exhibits

3.1	Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed with the Commission on January 20, 1994 (No. 33-72128).
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

Date: February 8, 2005

