Form 10-Q
period 2005-03-31
CELADON GROUP INC
filed 2005-05-06
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

              ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

              ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-23192

CELADON GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3361050 (IRS Employer Identification Number)

One Celadon Drive Indianapolis, IN 46235-4207 (Address of principal executive offices)(Zip code)	(317) 972-7000 (Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes☒ No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☒ No ☐

As of May 3, 2005 (the latest practicable date), 10,021,241 shares of the registrant’s common stock, par value $0.033 per share, were outstanding.

CELADON GROUP, INC.

Index to

March 31, 2005 Form 10-Q

CELADON GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except par value amounts)

	March 31,	June 30,
	2005	2004
A S S E T S	(unaudited)

Current assets:
Cash and cash equivalents	$699	$356
Trade receivables, net of allowance for doubtful accounts of $2,066 and $1,945 at March 31, 2005 and June 30, 2004	52,915	52,248
Accounts receivable - other	2,179	4,476
Prepaid expenses and other current assets	4,612	5,427
Tires in service	3,910	4,368
Deferred income taxes	1,974	1,974
Total current assets	66,289	68,849
Property and equipment	115,219	102,084
Less accumulated depreciation and amortization	40,147	40,283
Net property and equipment	75,072	61,801
Tires in service	1,874	1,875
Goodwill	19,197	16,702
Other assets	2,112	2,083
Total assets	$164,544	$151,310

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

Current liabilities:
Accounts payable	$4,432	$6,018
Accrued salaries and benefits	10,083	9,229
Accrued insurance and claims	9,145	7,563
Accrued independent contractor expense	1,323	2,269
Accrued fuel expense	5,256	2,466
Other accrued expenses	13,436	12,945
Current maturities of long-term debt	10,209	2,270
Current maturities of capital lease obligations	1,014	3,040
Income tax payable	1,430	2,941
Total current liabilities	56,328	48,741
Long-term debt, net of current maturities	2,936	6,907
Capital lease obligations, net of current maturities	1,318	2,277
Deferred income taxes	10,673	10,530
Minority interest	25	25
Stockholders’ equity:
Preferred stock, $1.00 par value, authorized 179,985 shares; no shares issued and outstanding	---	---
Common stock, $0.033 par value, authorized 12,000,000 shares; issued 10,011,241 and 9,748,970 shares at March 31, 2005 and June 30, 2004	330	322
Additional paid-in capital	88,752	86,588
Retained earnings (deficit)	7,231	(1,036)
Unearned compensation of restricted stock	(859)	(689)
Accumulated other comprehensive loss	(2,190)	(2,355)
Total stockholders’ equity	93,264	82,830
Total liabilities and stockholders’ equity	$164,544	$151,310

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)
(Unaudited)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2005	2004	2005	2004

Operating revenue	$108,533	$98,822	$319,797	$291,610

Operating expenses:
Salaries, wages and employee benefits	33,015	30,540	98,584	91,205
Fuel	21,093	15,083	57,843	41,014
Operations and maintenance	8,279	7,990	26,086	24,211
Insurance and claims	3,597	4,269	9,927	11,877
Depreciation, amortization and impairment charge(1)	3,939	3,982	10,941	21,234
Revenue equipment rentals	9,041	8,227	25,553	22,002
Purchased transportation	17,318	18,424	55,362	57,773
Costs of products and services sold	1,193	985	3,509	4,109
Professional and consulting fees	784	708	1,809	1,778
Communications and utilities	1,116	1,070	3,170	3,159
Operating taxes and licenses	2,210	1,985	6,390	6,005
General and other operating	1,624	1,650	4,712	5,191
Total operating expenses	103,209	94,913	303,886	289,558

Operating income	5,324	3,909	15,911	2,052

Other (income) expense:
Interest income	(1)	(7)	(7)	(32)
Interest expense	412	886	1,100	3,047
Other (income) expense, net	2	195	8	235
Income (loss) before income taxes	4,911	2,835	14,810	(1,198)
Provision for income taxes	2,169	1,464	6,544	1,445
Net income (loss)	$2,742	$1,371	$8,266	$(2,643)

Earnings (loss) per common share:
Diluted earnings (loss) per share	$0.27	$0.17	$0.81	$(0.34)
Basic earnings (loss) per share	$0.27	$0.18	$0.84	$(0.34)
Average shares outstanding:
Diluted	10,317	8,248	10,210	7,760
Basic	10,025	7,788	9,862	7,760

(1)  Includes a $9.8 million pretax impairment charge on trailers in the nine months ended March 31, 2004.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the nine months ended
	March 31,
	2005	2004

Cash flows from operating activities:
Net income (loss)	$8,266	$(2,643)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,941	11,400
Impairment charge	---	9,834
Provision for deferred income taxes	143	1,842
Restricted stock and SARS	607	655
Provision for doubtful accounts	1,025	503
Changes in assets and liabilities:
Trade receivables	(1,692)	(2,304)
Accounts receivable - other	2,297	(78)
Income tax recoverable	---	(350)
Tires in service	459	114
Prepaid expenses and other current assets	815	852
Other assets	89	646
Accounts payable and accrued expenses	2,768	6,285
Income tax payable	(1,511)	(299)
Net cash provided by operating activities	24,207	26,457
Cash flows from investing activities:
Purchase of property and equipment	(23,079)	(15,685)
Proceeds on sale of property and equipment	21,613	11,636
Purchase of treasury stock in subsidiary	(2,495)	---
Purchase of a business, net of cash acquired	(22,700)	(3,594)
Net cash used in investing activities	(26,661)	(7,643)
Cash flows from financing activities:
Proceeds from issuances of stock	1,814	702
Proceeds from bank borrowings and debt	6,645	1,957
Payments on bank borrowings and debt	(2,677)	(9,195)
Principal payments under capital lease obligations	(2,985)	(11,833)
Net cash provided by (used in) financing activities	2,797	(18,369)

Increase in cash and cash equivalents	343	445
Cash and cash equivalents at beginning of period	356	1,088

Cash and cash equivalents at end of period	$699	$1,533
Supplemental disclosure of cash flow information:
Interest paid	$1,058	$3,062
Income taxes paid	$7,530	$234
Supplemental disclosure of cash flow investing activities:
Lease obligation incurred in the purchase of equipment	---	$1,168

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock Based Compensation. The adoption of this statement is not expected to have a material impact on the financial position or results of operations of the Company.

3.  Earnings Per Share

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding stock options. A reconciliation of the basic and diluted earnings per share calculation was as follows:

(In thousands except per share data)	For the three months ended		For the nine months ended
	March 31,		March 31,
	2005	2004	2005	2004

Net income (loss)	$2,742	$1,371	$8,266	$(2,643)

Denominator
Weighted average number of common shares outstanding	10,025	7,788	9,862	7,760
Equivalent shares issuable upon exercise of stock options	292	460	348	---

Diluted shares	10,317	8,248	10,210	7,760

Earnings (loss) per share

Basic	$0.27	$0.18	$0.84	$(0.34)

Diluted	$0.27	$0.17	$0.81	$(0.34)

Diluted loss per share for the nine months ended March 31, 2004 does not include the anti-dilutive effect of 426 thousand stock options and other incremental shares.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
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

SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” require presentation of pro forma net income and earnings per share as if the Company had accounted for its employee stock options granted subsequent to June 30, 1995 under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period. Under the fair value method, the Company’s net income and earnings per share would have been (Dollars in thousands, except per share amounts):

(In thousands except per share data)	For three months ended		For nine months ended
	March 31,		March 31,
	2005	2004	2005	2004

Net income (loss)	$2,742	$1,371	$8,266	$(2,643)
Stock-based compensation expense (net of tax)	54	84	213	290
Pro forma net income (loss)	$2,688	$1,287	$8,053	$(2,933)

Earnings (loss) per share:
Diluted earnings (loss) per share
As reported	$0.27	$0.17	$0.81	$(0.34)
Pro forma	$0.26	$0.16	$0.79	$(0.38)
Basic earnings (loss) per share
As reported	$0.27	$0.18	$0.84	$(0.34)
Pro forma	$0.27	$0.17	$0.82	$(0.38)

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
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

(In thousands)	Transportation		E-commerce	Consolidated

Three months ended March 31, 2005
Operating revenue	$106,663		$1,870	$108,533
Operating income	$4,985		$339	$5,324

Three months ended March 31, 2004
Operating revenue	$97,180		$1,642	$98,822
Operating income	$3,639		$270	$3,909

Nine months ended March 31, 2005
Operating revenue	$314,000		$5,797	$319,797
Operating income	$14,721		$1,190	$15,911

Nine months ended March 31, 2004
Operating revenue	$285,075		$6,535	$291,610
Operating income	$875	(1)	$1,195	$2,052

(1) Includes a $9.8 million pretax impairment charge on trailers in the three months ended September 30, 2003.

Information as to the Company’s operating revenue by geographic area is allocated based primarily on the country of the customer and summarized below:

(In thousands)	For the three months ended		For the nine months ended
	March 31,		March 31,
	2005	2004	2005	2004
Operating revenue:
United States	$89,896	$80,518	$261,286	$237,013
Canada	13,430	13,537	42,653	40,464
Mexico	5,207	4,767	15,858	14,133
Total	$108,533	$98,822	$319,797	$291,610

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
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

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2005	2004	2005	2004
Percent of revenue from DaimlerChrysler	4%	11%	5%	11%

6.   Income Taxes

Income tax expense varies from the federal corporate income tax rate of 34% due to state income taxes, net of the federal income tax effect, and adjustment for permanent non-deductible differences. The permanent non-deductible differences include primarily per diem pay for drivers, meals and entertainment, and fines. For the nine months ended March 31, 2004, the Company recorded an income tax benefit as a result of the impairment charge recognized on the planned disposal of trailers (Note 9). The income tax benefit recorded was partially offset by amounts accrued for certain income tax exposures.

7.   Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following components for the three and nine months ended March 31, 2005 and 2004, respectively:

(In thousands)	Three months ended		Nine months ended
	March 31,		March 31,
	2005	2004	2005	2004
Net income (loss)	$2,742	$1,371	$8,266	$(2,643)

Foreign currency translations adjustments	---	19	165	(304)

Total comprehensive income (loss)	$2,741	$1,390	$8,431	$(2,947)

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

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

9.   Impairment of Equipment Values

In September 2003, the Company initiated a plan to dispose of approximately 1,600 trailers and recognized a pre-tax impairment charge of $9.8 million based on comparison of net book value and estimated fair market value by make, model year, and trailer length. The pre-tax impairment charge consisted of a write-down of revenue equipment by $8.4 million (net of accumulated depreciation), a write-off of tires in-service of $0.9 million and an accrual for costs of disposal of $0.5 million.) The Company disposed of these trailers, including all 48-foot trailers in addition to 53-foot trailers over 9 years old, due to shipper compatibility issues. The majority of the Company’s customers require 53-foot trailers. The disposal of 48-foot trailers from the Company fleet has reduced logistical issues with customers requiring a 53-foot trailer. The Company replaced the approximately 1,600 trailers with 1,300 new 53-foot trailers. This change in the fleet increased operating efficiencies and reduced out-of-route miles.

10.   Purchase of TruckersB2B Stock

During the nine months ended March 31, 2005, TruckersB2B, Inc. has purchased 2,128,345 shares of its Common Stock into treasury for approximately $2.4 million. An eighteen-month note payable for $910,000 was issued with the difference settled in cash. As of March 31, 2005, Celadon Group, Inc. and subsidiaries own 100% of the outstanding shares of TruckersB2B, Inc. The $2.4 million of TruckersB2B treasury stock is accounted for using the purchase method in accordance with SFAS No. 141 “Business Combinations” and was allocated to Goodwill.

11.   Acquisition

On January 14, 2005, the Company purchased certain assets consisting of approximately 370 tractors and 670 van trailers of CX Roberson, Inc. (“Roberson”) for approximately $22.7 million. The Company used borrowings under its existing credit facility to fund the transaction. The transaction did not include Roberson’s flatbed business and related assets.

The Company plans to retain approximately 200 of the newest acquired tractors and 200 of the newest acquired trailers, and to dispose of the balance of the acquired revenue equipment. Net of proceeds of dispositions, the Company expects its investment in the former Roberson equipment to be approximately $12.0 million to $15.0 million. Following the acquisition, employment was offered to approximately 320 of Roberson's drivers, and over 220 of those drivers have accepted employment.

In calendar 2004, Roberson's truckload van operations generated approximately $45.0 million in revenue, according to their unaudited financial statements. The Company anticipates that this acquisition will produce approximately $30.0 million in incremental annual revenue. These projections assume that the Company retains 200 of the acquired tractors and at least that many drivers, continuing strong demand from Roberson's former customers, and that the Company is able to dispose of unwanted acquired equipment at expected prices.

12.   Reclassification

Certain reclassifications have been made to the March 31, 2004 financial statements to conform to the March 31, 2005 presentation.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Disclosure Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information in this Form 10-Q constitutes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and, as such, involves known and unknown risks, uncertainties, and other factors which may cause the actual results, events, performance, or achievements of the Company to be materially different from any future results, events, performance, or achievements expressed in or implied by such forward-looking statements. You can identify such statements by the fact that they do not relate strictly to historical or current facts. These statements generally use words such as “believe,” “expect,” “anticipate,” “intend,” “project,” “forecast,” “may,” “will,” “should,” “could,” “estimate,” “plan,” “outlook,” “goal,” “potential,” “continue,” “future,” and similar expressions. Because forward-looking statements involve risks and uncertainties, the Company’s actual results may differ materially from the results expressed in or implied by the forward-looking statements. While it is impossible to identify all factors that may cause actual results to differ from those expressed in or implied by forward-looking statements, the risks and uncertainties that may affect the Company’s business, performance, and results of operations include the factors listed on Exhibit 99.1 to this report.

All such forward-looking statements speak only as of the date of this Form 10-Q. You are cautioned not to place undue reliance on such forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in the events, conditions, assumptions, or circumstances on which any such statement is based.

References to the “Company”, “we”, “us”, “our” and words of similar import refer to Celadon Group, Inc. and its consolidated subsidiaries.

Business Overview

We are one of North America's fifteen largest truckload carriers as measured by revenue. We generated $398 million in operating revenue during our fiscal year ended June 30, 2004. We have grown significantly throughout our history through internal growth and a series of acquisitions since 1995. As a dry van truckload carrier, we generally transport full trailer loads of freight from origin to destination without intermediate stops or handling. Our customer base includes Fortune 500 shippers such as DaimlerChrysler, General Electric, Wal-Mart, Phillip Morris, Procter & Gamble, Dana Corporation, Lear Corporation, Navistar International, PPG Industries, Avery Dennison, and Target. At March 31, 2005, we operated 2,628 tractors and 7,885 trailers. None of our employees is subject to a union contract.

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

In addition to our international business, we offer a broad range of truckload transportation services within the United States, including regional, long-haul, dedicated, and logistics. We also operate TruckersB2B, Inc., a profitable marketing business that affords volume purchasing power for items such as fuel, tires, and equipment to approximately 18,000 member trucking fleets representing approximately 450,000 tractors.

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

For the third quarter of fiscal 2005, operating revenue increased 9.8% to $108.5 million, compared with $98.8 million for the same quarter last year. Net income increased to $2.7 million, compared with $1.4 million, and diluted earnings per share improved to $0.27, compared with $0.17. We believe that a favorable relationship between freight demand and the industry-wide supply of tractor and trailer capacity, as well as our dedication to pricing discipline, yield management, and customer service, contributed to our increase in earnings for the third fiscal quarter versus the prior year.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At March 31, 2005, we had approximately $15.5 million of long-term debt and capital lease obligations, including current maturities, and $93.3 million in stockholders' equity. We have used our increased liquidity following our May 2004 stock offering to upgrade our tractor and trailer fleets. We lowered the average age of our tractor and trailer fleets to 1.9 and 3.7 years as of March 31, 2005, compared to 2.3 and 5.3 years a year earlier. We anticipate that the size of our tractor fleet will remain relatively constant or grow modestly, excluding growth resulting from any acquisitions. We expect our tractor and trailer purchases will be primarily for replacement and will maintain the average age of our tractor fleet at approximately 2.0 years and the average age of our trailer fleet at less than 4.0 years. Most of our recent equipment purchases have been financed with off-balance sheet operating leases. At March 31, 2005, we had future operating lease obligations totaling $199.2 million, including residual value guarantees of approximately $60.9 million, a significant portion of which we believe will be covered by manufacturer commitments. Of our tractors, approximately 540 were owned, 1,674 were financed under operating leases, and 414 were provided by independent contractors, who own (or lease) and drive their own tractors, at March 31, 2005. Of our trailers, approximately 2,500 were owned and the remainder was financed under capital and operating leases at March 31, 2005.

Results of Operations

The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2005	2004	2005	2004
Operating revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages, and employee benefits	30.4%	30.9%	30.8%	31.3%
Fuel	19.4%	15.3%	18.1%	14.1%
Operations and maintenance	7.6%	8.1%	8.2%	8.3%
Insurance and claims	3.3%	4.3%	3.1%	4.1%
Depreciation, amortization and impairment Charges	3.6%	4.0%	3.4%	7.3	% (1)
Revenue equipment rentals	8.3%	8.3%	8.0%	7.5%
Purchased transportation	16.0%	18.6%	17.3%	19.8%
Costs of products and services sold	1.1%	1.0%	1.1%	1.4%
Professional and consulting fees	0.7%	0.7%	0.6%	0.6%
Communications and utilities	1.0%	1.1%	1.0%	1.1%
Operating taxes and licenses	2.0%	2.0%	2.0%	2.1%
General and other operating	1.7%	1.7%	1.4%	1.7%

Total operating expenses	95.1%	96.0%	95.0%	99.3%

Operating income	4.9%	4.0%	5.0%	0.7%	(1)

Other (income) expense:
Interest expense	0.4%	0.9%	0.3%	1.0%
Other expense	0.0%	0.2%	0.0%	0.1%

Income (loss) before income taxes	4.5%	2.9%	4.6%	(0.4)%
Provision for income taxes	2.0%	1.5%	2.0%	0.5%

Net income (loss)	2.5%	1.4%	2.6%	(0.9%	) (1)

(1)  Includes a $9.8 million pretax impairment charge for the nine months ended March 31, 2004.

Comparison of Three Months Ended March 31, 2005 to Three Months Ended March 31, 2004

Operating revenue increased by $9.7 million, or 9.8%, to $108.5 million for the third quarter of fiscal 2005, from $98.8 million for the same period in fiscal 2004. This increase was primarily attributable to a 7.3% improvement in average revenue per total mile, excluding fuel surcharge, to $1.32 from $1.23, a 4.8% increase in average line-haul tractors to 2,400 from 2,289, and significantly higher fuel surcharge revenue, partially offset by a 5.4% decrease in average miles per tractor per week, to 2,069 from 2,188. The improvement in average revenue per total mile resulted primarily from better overall freight rates in the fiscal 2005 period, a decrease in the percentage of our freight comprised of automotive parts and a corresponding increase in the percentage of our freight comprised of consumer non-durables. These factors were partially offset by an increase in our percentage of non-revenue miles, which increased to 7.9% from 7.5%. As a result of the foregoing factors, revenue per seated tractor per week, excluding fuel surcharge, which is our primary measure of asset productivity, decreased 0.7% to $2,958 in the third quarter of fiscal 2005, from $2,979 for the same period in fiscal 2004. Revenue for TruckersB2B was $1.9 million in the third quarter of fiscal 2005, compared to $1.6 million for the same period in fiscal 2004. The increase in TruckersB2B revenue was primarily attributable to an increase in member usage of the fuel program.

Salaries, wages and benefits were $33.0 million, or 30.4% of operating revenue, for the third quarter of fiscal 2005, compared to $30.5 million, or 30.9% of operating revenue, for the same period in fiscal 2004. The increase in the overall dollar amount was primarily related to an increase in overall miles run by Company tractors, increases in drivers’ wage rates, and marking the Company’s stock appreciation rights to market. The decrease as a percentage of operating revenue was primarily attributable to the improvement in average revenue per total mile, excluding fuel surcharges, which increased by a greater amount per mile than increases in driver compensation, and significantly higher fuel surcharge revenue.

Fuel expenses increased to $21.1 million, or 19.4% of operating revenue, for the third quarter of fiscal 2005, compared to $15.1 million, or 15.3% of operating revenue, for the corresponding period in fiscal 2004. This increase was primarily attributable to average fuel prices that were approximately $0.48 per gallon, or 33.7%, higher during the fiscal 2005 period, and an increase in overall miles run by Company tractors, which in turn increased fuel usage. The increase in fuel prices, however, was offset by significantly higher fuel surcharge revenue, which increased to $9.3 million in the fiscal 2005 period from $3.7 million in the fiscal 2004 period. The improvement in fuel surcharge billings was attributable to higher fuel prices and a lower percentage of shipments being hauled under contracts with less favorable terms with regard to our ability to pass increases in fuel prices through to the customer. After deducting fuel surcharge revenue, fuel expenses represented 11.9% of operating revenue, excluding fuel surcharge, in the third quarter of fiscal 2005, compared to 12.0% for the same period in 2004. Increases in fuel prices will decrease our operating income to the extent they are not offset by surcharges.

Operations and maintenance increased to $8.3 million, or 7.6% of operating revenue for the third quarter of fiscal 2005, from $8.0 million, or 8.1% of operating revenue for the third quarter of fiscal 2004. Operations and maintenance consist of direct operating expense, maintenance and tire expense. The increase in the overall dollar amount from the prior year period was primarily attributable to higher than anticipated expenses associated with preparing tractors and trailers for trade-in or sale. The decrease as a percentage of operating revenue was primarily attributable to our newer tractor and trailer fleets in the third quarter fiscal 2005. We expect maintenance expense to decrease as a percentage of revenue in future periods as a result of the effects of our fleet upgrade and initiatives to improve efficiency in our maintenance operations.

Insurance and claims expense was $3.6 million, or 3.3% of operating revenue, for the third quarter of fiscal 2005, compared to $4.3 million, or 4.3% of operating revenue, for the same period in fiscal 2004. Insurance consists of premiums for liability, physical damage and cargo damage insurance. The primary reasons for the decrease in insurance and claims were lower premiums, as our self-insurance retention increased from fiscal 2004 levels, and positive safety experience and reduced adverse loss development on claims compared to the fiscal 2004 period. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims, claims development, and historical experience. We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume.

    Depreciation and amortization, consisting primarily of depreciation of revenue equipment, was $3.9 million, or 3.6% of operating revenue, for the third quarter of fiscal 2005, compared to $4.0 million, or 4.0% of operating revenue, for the same period in fiscal 2004. This expense consisted of depreciation of owned equipment and losses on disposition of tractors and trailers. Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of income in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases. To date, most of the new tractors and trailers acquired in connection with our fleet upgrade have been financed under off-balance sheet operating leases. The decrease in depreciation and amortization was primarily attributable to a lower percentage of our trailer fleet comprised of owned trailers or trailers held under capital leases in the third quarter of fiscal 2005. As of March 31, 2005, approximately 2,496 trailers, or 31.7% of our trailer fleet were owned or held under capital leases compared to 3,618 trailers, or 48.3% of our trailer fleet at March 31, 2004.

Revenue equipment rentals were $9.0 million, or 8.3% of operating revenue, for the third quarter of fiscal 2005, compared to $8.2 million, or 8.3% of operating revenue for the same period in fiscal 2004. The increase in the overall dollar amount was attributable to an increase in our trailer fleet financed under operating leases during the 2005 period. As of March 31, 2005, approximately 5,400 trailers, or 68.3% of our trailer fleet, were held under operating leases compared to approximately 4,000 trailers, or 54.0% of our trailer fleet, at March 31, 2004.

Purchased transportation decreased to $17.3 million, or 16.0% of operating revenue for the third quarter of fiscal 2005, from $18.4 million, or 18.6% of operating revenue, for the same period in fiscal 2004. The decrease is primarily related to reduced independent contractor expense, as the percentage of our fleet comprised of independent contractors decreased. As of March 31, 2005, 414 tractors, or 15.8% of our tractor fleet, were supplied by independent contractors, compared to 511 tractors, or 18.3% at March 31, 2004. It has become difficult to recruit and retain independent contractors due to a challenging operating environment. Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile. To the extent these operating expenses continue to rise and there is not a corresponding increase in the fixed payment per mile, we expect the percentage of our fleet comprised of independent contractors will continue to decrease.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in those expenses. Accordingly, we have not provided a detailed discussion of those expenses.

Net interest expense decreased 55.6% to $0.4 million in the third quarter of fiscal 2005, from $0.9 million for the same period in fiscal 2004. This decrease was a result of reduced bank borrowings, which decreased to $9.4 million at March 31, 2005, from $21.0 million at March 31, 2004, and capital lease obligations, which decreased to $2.3 million at March 31, 2005, from $17.7 million at March 31, 2004. The reduction in our borrowings and capital lease obligations resulted largely from the application of the proceeds of our completed secondary stock offering in May 2004, and increased use of operating leases to finance acquisitions of revenue equipment. Our trend toward financing revenue equipment with operating leases instead of borrowing moves the interest component of the leases into revenue equipment rentals, an "above the line" operating expense, with a corresponding decrease in this expense category.

Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, improved 160 basis points to 4.5% for the third quarter of fiscal 2005, from 2.9% for the same period in the prior year.

Income taxes increased to $2.2 million, with an effective tax rate of 44.2%, for the third quarter of fiscal 2005, from $1.5 million, with an effective tax rate of 51.6%, for the corresponding period in fiscal 2004. The effective tax rate decreased as a result of increased earnings reducing the effect of non-deductible expenses related to our per diem pay structure. As per diem is a non-deductible expense, our effective tax rate will fluctuate as net income fluctuates in the future.

As a result of the factors described above, net income increased to $2.7 million for the third quarter of fiscal 2005, from $1.4 million for the same period in fiscal 2004.

Comparison of Nine months Ended March 31, 2005 to Nine months Ended March 31, 2004

Operating revenue increased by $28.2 million, or 9.7%, to $319.8 million for the nine months ended March 31, 2005, from $291.6 million for the corresponding period in fiscal 2004. This increase was primarily attributable to a 7.4% improvement in average revenue per total mile, excluding fuel surcharge, $1.30 from $1.21, a 2.2% increase in average line haul tractors to 2,303 from 2,254, and significantly higher fuel surcharge revenue, partially offset by a 2.4% decrease in average miles per tractor per week, to 2,151 from 2,205. The improvement in average revenue per total mile resulted primarily from better overall freight rates in the fiscal 2005 period, a decrease in the percentage of our freight comprised of automotive parts and a corresponding increase in the percentage of our freight comprised of consumer non-durables, and to a lesser extent a reduction in our percentage of non-revenue miles which declined to 7.4% from 7.6%. As a result of the foregoing factors, revenue per seated tractor per week, excluding fuel surcharge, which is our primary measure of asset productivity, increased 3.7% to $3,029 in the nine months ended March 31, 2005, from $2,922 for the same period in fiscal 2004. Revenue for TruckersB2B was $5.8 million for the nine months ended March 31, 2005, compared to $6.5 million for the corresponding period in fiscal 2004. The TruckersB2B revenue decrease was related to a decrease in the usage of the tire program, which was partially offset by an increase in member usage of other various programs, including the fuel program.

Salaries, wages and benefits were $98.6 million, or 30.8% of operating revenue, for the nine months ended March 31, 2005, compared to $91.2 million, or 31.3% of operating revenue, for the same period in fiscal 2004. The increase in the overall dollar amount was primarily related to an increase in overall miles run by Company tractors, which in turn increased fuel usage, an increase in drivers’ wage rates, and to a lesser extent marking the Company stock appreciation rights to market. The decrease as a percentage of operating revenue was primarily attributable to the improvement in average revenue per total mile, excluding fuel surcharge, which increased by a greater amount per mile than increases in driver compensation, and significantly higher fuel surcharge revenue.

Fuel expenses increased to $57.8 million, or 18.1% of operating revenue, for the nine months ended March 31, 2005, compared to $41.0 million, or 14.1% of operating revenue, for the same period in fiscal 2004. This increase was primarily attributable to average fuel prices that were approximately $0.48 per gallon, or 34.9%, higher during the fiscal 2005 period, and an increase in overall miles run by Company tractors, which in turn increased fuel usage. The increase in fuel prices was offset by the collection of $25.6 million in fuel surcharge revenue in the fiscal 2005 period, compared to $9.6 million in the fiscal 2004 period. The improvement in fuel surcharge billings were attributable to higher fuel prices and a lower percentage of shipments being hauled under contracts with less favorable terms with regard to our ability to pass increases in fuel prices through to the customer. After deducting fuel surcharge revenue, fuel expenses represented 10.9% of operating revenue, excluding fuel surcharge, in the first nine months of fiscal 2005, compared to 11.1% for the same period in fiscal 2004. Increased fuel prices will decrease our operating income to the extent they are not offset by surcharges.

Operations and maintenance increased to $26.1 million, or 8.2% of operating revenue, for first nine months of fiscal 2005, from $24.2 million, or 8.3% of operating revenue, for the nine months ended March 31, 2004. Operations and maintenance consist of direct operating expense, maintenance and tire expense. The increase in the overall dollar amount from the prior year period was primarily attributable to higher than anticipated expenses associated with preparing tractors and trailers for trade-in or sale. We expect maintenance expense to decrease as a percentage of operating revenue in future periods as a result of the effects of our fleet upgrade and initiatives to improve efficiency in our maintenance operations.

Insurance and claims expense was $9.9 million, or 3.1% of operating revenue, for the first nine months of fiscal 2005, compared to $11.9 million, or 4.1% of operating revenue, for the corresponding period in fiscal 2004. The primary reasons for the decrease in insurance and claims expense were lower premiums, as our self-insurance retention increased from fiscal 2004 levels, and positive safety experience and a reduction in adverse loss development on claims compared to the fiscal 2004 period. Insurance consists of premiums for liability, physical damage and cargo damage insurance. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims, claim development, and historical experience. We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased to $10.9 million, or 3.4% of operating revenue, in the nine months ended March 31, 2005, from $21.2 million, or 7.3% of operating revenue, for the same period of fiscal 2004. This decrease is primarily attributable to the pretax impairment charge of $9.8 million, or 5.1% of operating revenue, that we recognized in the first quarter of fiscal 2004 as a result of our decision to dispose of all of our remaining 48' trailers, as well as our 53' trailers that are over nine years old, and a lower percentage of our trailer fleet comprised of owned trailers or trailers held under capital leases in the third quarter of fiscal 2005. As of March 31, 2005, approximately 2,496 trailers, or 31.7% of our trailer fleet were owned or held under capital leases compared to 3,618 trailers, or 48.3% of our trailer fleet at March 31, 2004.

Revenue equipment rentals were $25.6 million, or 8.0% of operating revenue, for the third quarter of fiscal 2005, compared to $22.0 million, or 7.5% of operating revenue for the same period in fiscal 2004. This increase was attributable to a higher proportion of our trailer fleet held under operating leases during the 2005 period. As of March 31, 2005, approximately 5,400 trailers, or 68.3% of our trailer fleet, were held under operating leases compared to approximately 4,000 trailers, or 54.0% of our trailer fleet, at March 31, 2004.

Purchased transportation decreased to $55.4 million, or 17.3% of operating revenue for the nine months ended March 31, 2005, from $57.8 million, or 19.8% of operating revenue, for the same period in fiscal 2004. The decrease is primarily related to reduced independent contractor expense, as the percentage of our fleet comprised of independent contractors decreased. As of March 31, 2005, 414 tractors, or 15.8% of our tractor fleet, were supplied by independent contractors, compared to 511 tractors, or 18.3% of our tractor fleet, at March 31, 2004. It has become difficult to recruit and retain independent contractors due to the challenging operating environment. Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile. To the extent these operating expenses continue to rise and there is not a corresponding increase in the fixed payment per mile, we expect the percentage of our fleet comprised of independent contractors will continue to decrease.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in those expenses. Accordingly, we have not provided a detailed discussion of those expenses.

Net interest expense decreased 63.3% to $1.1 million in the nine months ended March 31, 2005, from $3.0 million for the corresponding period in fiscal 2004. This decrease was a result of reduced bank borrowings, which decreased to $9.4 million at March 31, 2005, from $21.0 million at March 31, 2004, and capital lease obligations, which decreased to $2.3 million at March 31, 2005, from $17.7 million at March 31, 2004. The reduction in our borrowings and capital lease obligations resulted largely from the application of the proceeds of our completed secondary stock offering in May 2004, and increased use of operating leases to finance acquisitions of revenue equipment. Our trend toward financing revenue equipment with operating leases instead of borrowing moves the interest component of the leases into revenue equipment rentals, an "above the line" operating expense, with a corresponding decrease in this expense category.

Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, improved 170 basis points to 4.6% for the first nine months of fiscal 2005, from 2.9% for the same period of the prior year. Such amounts exclude the impact of the $9.8 million pretax impairment charge in the fiscal 2004 period.

Income taxes resulted in expense of $6.5 million, with an effective tax rate of 44%, in the first nine months of fiscal 2005, compared to $1.5 million, for the same period in fiscal 2004. As per diem is a non-deductible expense our effective tax rate will fluctuate as net income fluctuates in the future.

As a result of the factors described above, net income increased by $10.9 million to $8.3 million for the first nine months of fiscal 2005, from a net loss of $2.6 million in the corresponding period in fiscal 2004.

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

For the first nine months of fiscal 2005, net cash provided by operations was $24.2 million, compared to $26.5 million for the same period in fiscal 2004.

Net cash used in investing activities was $26.7 million for the first nine months of fiscal 2005, compared to net cash used in investing activities of $7.6 million for the corresponding period in fiscal 2004. The increase in the fiscal 2005 period primarily was the result of our purchase of certain assets of CX Roberson for $22.7 million. Cash used in investing activities for the fiscal 2004 period included $3.6 million relating to our purchase of Highway Express, Inc. in August 2003. In addition, cash provided by (used in) investing activities includes the net cash effect of acquisitions and dispositions of revenue equipment during the period. Capital expenditures (excluding the assets purchased from CX Roberson and Highway Express, Inc.) totaled $22.8 million in the first nine months of fiscal 2005 and $15.7 million for the same period in fiscal 2004. We generated proceeds from the sale of property and equipment of $21.6 million during the first nine months of fiscal 2005, compared to $11.6 million in proceeds for the corresponding period in fiscal 2004.

Net cash provided by (used in) financing activities was $2.8 million for the first nine months of fiscal 2005, compared to $(18.4) million for the same period in fiscal 2004. Financing activity generally represents bank borrowings (payment and proceeds) and payment of capital lease obligations.

As of March 31, 2005, we had on order approximately 1,090 tractors for delivery through December 2007. These revenue equipment orders represent a capital commitment of approximately $90.5 million over three to four years, before considering the proceeds of equipment dispositions. In connection with our fleet upgrade, we have financed most of the new tractors and new trailers we have acquired to date under off-balance sheet operating leases. A substantial amount of the used equipment that has been replaced by these new units was owned or held under capitalized leases and, therefore, carried on our balance sheet. As a result of our increased use of operating leases to finance acquisitions of revenue equipment, we have reduced our balance sheet debt. At March 31, 2005, our total balance sheet debt, including capitalized lease obligations, was $15.5 million, compared to $50.5 million at March 31, 2004. Our debt-to-capitalization ratio (total balance sheet debt as a percentage of total balance sheet debt plus total stockholders’ equity) decreased from 47.9% at March 31, 2004, to 14.2% at March 31, 2005. The use of operating leases also affects our statement of cash flows. For assets subject to these operating leases, we do not record depreciation as an increase to net cash provided by operations, nor do we record any entry with respect to investing activities or financing activities.

Our operating leases include some under which we do not guarantee the value of the asset at the end of the lease term ("walk-away leases") and some under which we do guarantee the value of the asset at the end of the lease term. We were obligated for residual value payments related to operating leases of $62.6 million and $40.1 million at March 31, 2005 and 2004, respectively. A significant portion of these amounts is covered by repurchase and/or trade agreements that we have with the equipment manufacturer. We believe that residual payment obligations that are not covered by the manufacturer will be satisfied, in the aggregate, by the value of the related equipment at the end of the lease. We anticipate that continued reliance on operating leases, rather than bank borrowings or capital leases, to finance the acquisition of revenue equipment would allow us to use our cash flows to further reduce our balance sheet debt.

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

On September 26, 2002, we entered into our current primary credit facility with Fleet Capital Corporation, Fleet Capital Canada Corporation and several other lenders. This $55.0 million facility consists of revolving loan facilities, approximately $9.4 million in loan subfacilities, and a commitment to issue and guaranty letters of credit. Repayment of the amounts outstanding under the credit facility is secured by a lien on our assets, including the stock or other equity interests of our subsidiaries, and the assets of certain of our subsidiaries. In addition, certain of our subsidiaries that are not party to the credit facility have guaranteed the repayment of the amount outstanding under the credit facility, and have granted a lien on their respective assets to secure such repayment. The credit facility expires on September 26, 2005.

Amounts available under the credit facility are determined based on our accounts receivable borrowing base. The facility contains restrictive covenants, which, among other things, limit our ability to pay cash dividends and the amount of our annual capital expenditures and lease payments, and require us to maintain compliance with certain financial ratios, including a minimum fixed charge coverage ratio. We were in compliance with these covenants at March 31, 2005. At March 31, 2005, $9.4 million of our credit facility was utilized as outstanding borrowings and $6.4 million was utilized for standby letters of credit, and we had approximately $28.8 million in remaining availability under the facility along with cash generated from operations. We utilized borrowings under the facility to finance the CX Roberson acquisition described above.

We believe we will be able to fund our operating expenses, as well as our current commitments for the acquisition of revenue equipment, over the next twelve months with a combination of cash generated from operations, and lease financing arrangements. Additional growth in our tractor and trailer fleet beyond our existing orders, as well as any additional acquisitions involving a significant cash component, may require additional sources of financing. We will continue to have significant capital requirements over the long term, and the availability of such capital will depend upon our financial condition and operating results and numerous other factors over which we have limited or no control, including prevailing market conditions and the market price of our common stock. However, based on our improving operating results, anticipated future cash flows, current availability under our credit facility, and sources of equipment lease financing that we expect will be available to us, we do not expect that we will experience significant liquidity constraints in the foreseeable future.

Contractual Obligations and Commercial Commitments

As of March 31, 2005, our bank loans, capitalized leases, operating leases, other debts and future commitments have stated maturities or minimum annual payments as follows:

	Annual Cash Requirements as of March 31, 2005 (in thousands) Amounts Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	Over Five Years

Operating Leases (1)	$199,219	$41,696	$80,981	$42,351	$34,191
Capital Leases Obligations and Related Interest Expense (1)	$2,620	$1,120	$697	$294	$509
Long-Term Debt and Related Interest Expense	$14,878	$10,694	$901	$1,001	$2,282

Sub-Total	$216,717	$53,510	$82,579	$43,646	$36,902

Future Purchase of Revenue Equipment	$90,514	$1,447	$20,838	$34,765	$33,464
Employment and Consulting Agreements (2)	$1,300	$856	$332	$112	---
Standby Letters of Credit	$6,350	$6,350	---	---	---

Total	$314,881	$62,163	$103,749	$78,523	$70,446

(1)
Included in these balances are residual guarantees of $63.3 million in total and $2.9 million coming due in less than one year. We believe that a significant portion of these amounts will be satisfied by manufacturer commitments and amounts not satisfied by manufacturer commitments will be satisfied, in the aggregate, by the value of the related equipment at the end of the lease.

(2)
The amounts reflected in the table do not include sums that could become payable to our Chief Executive Officer and our Chief Financial Officer under certain circumstances in the event their employment by the Company is terminated.

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

Depreciation of Property and Equipment. We depreciate our property and equipment using the straight line method over the estimated useful life of the asset. We generally use estimated useful lives of 4 to 12 years for tractors and trailers, and estimated salvage values for tractors and trailers generally range from 25% to 40% of the capitalized cost. Gains and losses on the disposal of revenue equipment are included in depreciation expense in our statements of income.

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

In accordance with SFAS No. 13, “Accounting for Leases,” property and equipment held under operating leases, and liabilities related thereto, are not reflected on our balance sheet. All expenses related to revenue equipment operating leases are reflected on our statements of income in the line item entitled “Revenue equipment rentals.” As such, financing revenue equipment with operating leases instead of bank borrowings or capital leases effectively moves the interest component of the financing arrangement into operating expenses on our statements of income. Consequently, we believe that pretax margin (income before income taxes as a percentage of operating revenue) may provide a more useful measure of our operating performance than operating ratio (operating expenses as a percentage of operating revenue) because it eliminates the impact of revenue equipment financing decisions.

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

Goodwill. Our consolidated balance sheets at June 30, 2004 and March 31, 2005, included goodwill of acquired businesses of approximately $16.7 and $19.2 million, respectively. These amounts have been recorded as a result of business acquisitions accounted for under the purchase method of accounting. Prior to July 1, 2001, goodwill from each acquisition was generally amortized on a straight-line basis. Under SFAS No. 142, Goodwill and Other Intangible Assets, which we adopted as of July 1, 2001, goodwill is tested for impairment annually (or more often, if an event or circumstance indicates that an impairment loss has been incurred) in lieu of amortization. During the fourth quarter of fiscal 2004, we completed our most recent annual impairment test for that fiscal year and concluded that there was no indication of impairment.

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

TruckersB2B, Inc. has purchased 2,128,345 shares of its Common Stock into treasury for $2,435,175, which is accounted for using the purchase method in accordance with SFAS 141 “Business Combinations” during fiscal 2005.

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

Interest Rate Risk. We are exposed to interest rate risk primarily from our primary credit facility. The credit facility carries a maximum variable interest rate of the bank’s base rate plus 3.0% or LIBOR plus 3.5%. At March 31, 2005, we had variable rate borrowings of $9.4 million outstanding under the credit facility. Assuming variable rate borrowings under the credit facility at March 31, 2005 levels, a hypothetical 10% increase in the bank's base rate and LIBOR would not be material to our annual net income. In the event of a change of such magnitude, management would likely consider actions to further mitigate our exposure.

Foreign Currency Exchange Rate Risk. We are subject to foreign currency exchange rate risk, specifically in connection with our Canadian operations. While virtually all of the expenses associated with our Canadian operations, such as owner-operator costs, Company driver compensation, and administrative costs, are paid in Canadian dollars, a significant portion of our revenue generated from those operations is billed in U.S. dollars because many of our customers are U.S. shippers transporting goods to or from Canada. As a result, increases in the Canadian dollar exchange rate adversely affect the profitability of our Canadian operations. Assuming revenue and expenses for our Canadian operations identical to that in the quarter ended March 31, 2005 (both in terms of amount and currency mix), we estimate that a $0.01 increase in the Canadian dollar exchange rate would reduce our annual net income by approximately $233,000. We generally do not face the same magnitude of foreign currency exchange rate risk in connection with our intra-Mexico operations conducted through our Mexican subsidiary, Jaguar, because our foreign currency revenues are generally proportionate to our foreign currency expenses for those operations. For purposes of consolidation, however, the operating results earned by our subsidiaries, including Jaguar, in foreign currencies are converted into United States dollars. As a result, a decrease in the value of the Mexican peso could adversely affect our consolidated results of operations. We estimate that a $0.01 decrease in the Mexican peso exchange rate would reduce our annual net income by approximately $4,000. Although we have from time-to-time entered into foreign currency hedging transactions in the past, we currently are not a party to any such transactions.

Commodity Price Risk. Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability. Fuel is subject to economic, political, and market factors that are outside of our control. Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through the collection of fuel surcharges. However, fuel surcharges do not always fully offset increases in fuel prices. In addition, from time-to-time we may enter into derivative financial instruments to reduce our exposure to fuel price fluctuations. In accordance with SFAS No. 133, we adjust any such derivative instruments to fair value through earnings on a monthly basis. As of March 31, 2005, we had no fuel derivatives in place.

Item 4.  Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

3.4	By-laws of the Company. Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed with the Commission on January 20, 1994 (No. 33-72128).

31.1	Certification by Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Celadon Group, Inc. (Registrant)

/s/Stephen Russell Stephen Russell Chief Executive Officer

/s/Paul A. Will Paul A. Will Chief Financial Officer
Date: May 6, 2005