Form 10-K
period 2005-06-30
CELADON GROUP INC
filed 2005-08-26
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Registrant’s telephone number, including area code: (317) 972-7000

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
Yes ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☒ No  ☐

On June 30, 2005, the last business day of the registrant’s most recently completed fiscal year, the aggregate market value of the registrant’s common stock ($0.033 par value) held by non-affiliates (9,080,377 shares) was approximately $147.1 million, based upon the reported last sale price of the common stock on that date. The exclusion from such amount of the market value of shares of common stock owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.

The number of outstanding shares of the registrant’s common stock as of the close of business on August 22, 2005 was 10,050,449.

Documents Incorporated by Reference
Part III of Form 10-K - Portions of Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders

CELADON GROUP, INC.
FORM 10-K

PART I

Disclosure Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information in Items 1, 3, 7, 7A and 8 of this Form 10-K constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, involve known and unknown risks, uncertainties and other factors which may cause the actual results, events, performance or achievements of the Company to be materially different from any future results, events, performance or achievements expressed or implied by such forward-looking statements. Words such as “anticipates,”“estimates,”“expects,”“projects,”“intends,”“plans,”“believes,” and words or terms of similar substance used in connection with any discussion of future operating results, financial performance, or business plans identify forward-looking statements. All forward-looking statements reflect our management’s present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. While it is impossible to identify all factors that may cause actual results to differ, the risks and uncertainties that may affect the Company's business, performance and results of operations include the factors discussed in Item 7 of this report. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-K.

All such forward-looking statements speak only as of the date of this Form 10-K. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), as amended.

References to the “Company”, “Celadon”, “we”, “us”, “our” and words of similar import refer to Celadon Group, Inc. and its consolidated subsidiaries.

Item 1.    Business

Introduction

We are one of North America’s fifteen largest truckload carriers as measured by revenue. We generated $436.8 million in operating revenue during our fiscal year ended June 30, 2005. We have grown significantly since our incorporation in 1986 through internal growth and a series of acquisitions since 1995. As a dry van truckload carrier, we generally transport full trailer loads of freight from origin to destination without intermediate stops or handling. Our customer base includes Fortune 500 shippers such as DaimlerChrysler, General Electric, Wal-Mart, Philip Morris, Procter & Gamble, Dana Corporation, Lear Corporation, Navistar International, PPG Industries, Avery Dennison, and Target.

In our international operations, we offer time-sensitive transportation in and between the United States and its two largest trading partners, Mexico and Canada. We generated approximately one-half of our revenue in fiscal 2005 from international movements, and we believe our annual border crossings make us the largest provider of international truckload movements in North America. We believe that our strategically located terminals and experience with the language, culture, and border crossing requirements of each North American country provide a competitive advantage in the international trucking marketplace.

We believe our international operations, particularly those involving Mexico, offer an attractive business niche for several reasons. The additional complexity and the need to establish cross-border business partners and to develop a strong organization and an adequate infrastructure in Mexico afford some barriers to competition that are not present in traditional U.S. truckload service. In addition, the expected continued growth of Mexico’s economy, particularly exports to the U.S., positions us to capitalize on our cross-border expertise.

Our success is dependent upon the success of our operations in Mexico and Canada, and we are subject to risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of the countries in which we do business, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and United States export and import laws and social, political, and economic instability. Additional risks associated with our foreign operations, including restrictive trade policies and imposition of duties, taxes or government royalties by foreign governments, are present but largely mitigated by the terms of NAFTA. Information regarding our revenue derived from foreign external customers and long-lived assets located in foreign countries is set forth in Note 11 to the consolidated financial statements filed as part of this report.

In addition to our international business, we offer a broad range of truckload transportation services within the United States, including long-haul, regional, dedicated, and logistics. With the acquisitions of certain assets of Highway Express in August 2003 and CX Roberson in January 2005, we expanded our operations and service offerings within the United States and significantly improved our lane density, freight mix, and customer diversity. The Highway Express and CX Roberson acquisitions were particularly important to us, and we believe they have contributed to our recent operating improvements.

We also operate TruckersB2B, Inc., a profitable marketing business that affords volume purchasing power for items such as fuel, tires, and equipment to approximately 19,000 member trucking fleets representing approximately 450,000 tractors. TruckersB2B represents a separate operating segment under generally accepted accounting principles. Information regarding revenue, profits and losses, and total assets of our transportation and e-commerce (TruckersB2B) operating segments is set forth in Note 11 to the consolidated financial statements filed as part of this report.

Operating and Sales Strategy

We approach our trucking operations as an integrated effort of marketing, customer service, and fleet management. As a part of our strategic plan implemented in 2001, we identified as priorities: increasing our freight rates; decreasing our reliance on DaimlerChrysler and other automotive industry customers; raising our service standards; rebalancing lane flows to enhance asset utilization; and identifying and acquiring suitable acquisition candidates and successfully integrating acquired operations. To accomplish these objectives, we have sought to instill high levels of discipline, cooperation, and trust between our operations and sales departments. As a part of this integrated effort, our operations and sales departments have developed the following strategies, goals, and objectives:

•
Seeking high yielding freight from targeted industries, customers, regions, and lanes that improves our overall network density and diversifies our customer and freight mix. We believe that by focusing our sales resources on targeted regions and lanes with emphasis on cross-border or international moves and a north - south direction, we can improve our lane density and equipment utilization, increase our average revenue per mile, and lower our average cost per mile. Each piece of business has rate and productivity goals that are designed to improve our yield management. We believe that by increasing the business we do with less cyclical shippers and reducing our dependency on the automotive industry, our ability to improve rate per mile increases.

•
Focusing on asset productivity. Our primary productivity measure is revenue per tractor per week. Within revenue per tractor we examine rates, non-revenue miles, and loaded miles per tractor. We actively analyze customers and freight movements in an effort to enhance the revenue production of our tractors. We also attempt to concentrate our equipment in defined operating lanes to create more predictable movements, reduce non-revenue miles, and shorten turn times between loads. Automotive parts now comprise a significantly lower proportion of our overall freight mix than they have historically, having been replaced primarily by consumer non-durables and other retail products.

•
Operating a modern fleet to reduce maintenance costs and improve safety and driver retention. We believe that updating our tractor and trailer fleets will produce several benefits, including lower maintenance expenses, and enhanced safety, driver recruitment and retention. We have taken two important steps towards modernizing our fleet. First, we are shortening the replacement cycle for our tractors from four years to three years. Second, we replaced all of the remaining 48-foot trailers in our fleet with new 53-foot trailers during fiscal year 2004. These changes could produce significant benefits because maintenance and tire expenses increase significantly for tractors beyond the fourth year of operation and for trailers beyond the seventh year of operation, as wear and tear increases and some warranties expire. In addition, we anticipate our adoption of a uniform fleet of 53-foot trailers will allow us to operate fewer total trailers.

•
Continuing our emphasis on service, safety, and technology. We offer just-in-time, time-definite, and other premium transportation services to meet the expectations of our service-oriented customers. We believe that targeting premium service freight permits us to obtain higher rates, build long-term, service-based customer relationships, and avoid competition from railroad, intermodal, and trucking companies that compete primarily on the basis of price. We believe our recent safety record has been among the best in our industry. In March 2005 and 2003, we were awarded first place in fleet safety among all truckload fleets that log more than 100 million miles per year at the Truckload Carriers Association Annual Conference. We have made significant investments in technologies that are intended to reduce costs, afford a competitive advantage with service-sensitive customers, and promote economies of scale. Examples of these technologies are Qualcomm satellite-based tracking and communications systems, our proprietary CelaTrac system that enables customers to track shipments and access other information via the Internet, and document imaging.

•
Maintaining our leading position in cross-border truckload shipments while offering diversified, nationwide transportation services in the U.S. We believe our strategically located terminals and experience with the languages, cultures, and border crossing requirements of all three North American countries provide us with competitive advantages in the international trucking marketplace. As a result of these advantages, we believe we are the industry leader in cross-border movements between North American countries. We supplement these cross-border shipments, which comprised over 64% of our revenue in fiscal 2005, with domestic freight from service-sensitive customers.

•
Seeking strategic acquisitions to broaden our existing domestic operations. We have made eight trucking company acquisitions since 1995 (including our acquisition of Cheetah Transportation, Inc. which we disposed of in June 2001), and continue to evaluate acquisition candidates. Our current acquisition strategy, as evidenced by our purchases of Highway Express in 2003 and certain assets of CX Roberson in 2005, is focused on broadening our domestic operations through the addition of carriers that improve our lane density, customer diversity, and service offerings.

Other Services

TruckersB2B. Our TruckersB2B subsidiary is a profitable marketing business that affords volume purchasing power for items such as fuel, tires, insurance, and other products and services to small and medium-sized trucking companies through its website, www.truckersb2b.com. TruckersB2B provides small and medium-sized trucking company members with the ability to cut costs and thereby compete more effectively and profitably with the larger fleets. TruckersB2B has approximately 19,000 member trucking fleets representing approximately 450,000 tractors. Over the past five years, TruckersB2B has improved to $7.8 million in revenue and an operating profit of $1.6 million in fiscal 2005, from $4.4 million in revenue and an operating loss of $2.3 million in fiscal 2001. TruckersB2B continues to introduce complementary products and services to drive its growth and attract new fleets.

Celadon Dedicated Services. Through Celadon Dedicated Services, we provide warehousing and trucking services to three Fortune 500 companies. Our warehouse facilities are located near our customers’ manufacturing plants. We also transport the manufacturing component parts to our warehouses and sequence those parts for our customers. We then transport completed units from our customers’ plants.

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

Transportation of goods between the United States or Canada and Mexico consists of three components: (i) transport from the point of origin to the Mexican border, (ii) drayage, which is transportation across the border, and (iii) transportation from the border to the final destination. While the truckload industry is highly competitive and fragmented, we are one of a limited number of companies that is able to provide or arrange for door-to-door transport service between points in the United States, Canada and Mexico. Although both service and price drive competition in the premium long haul, time sensitive portion of the market, we rely primarily on our high level of service to attract customers. This strategy requires us to focus on market segments that employ just-in-time inventory systems and other premium services. Our competitors for freight include other long-haul truckload carriers and, to a lesser extent, medium-haul truckload carriers and railroads. We also compete with other trucking companies for the services of drivers. Some of the truckload carriers with which we compete have greater financial resources, operate more revenue equipment, and carry a larger total volume of freight than us.

TruckersB2B is a business-to-business savings program, for small and mid-sized fleets. Competitors include other large trucking companies and other business-to-business buying programs.

Customers

We target large service-sensitive customers with time-definite delivery requirements throughout the United States, Canada and Mexico. Our customers frequently ship in the north-south lanes (i.e., to and from locations in Mexico and locations in the United States and Eastern Canada). The sales personnel in our offices work to source northbound and southbound transport, in addition to other transportation solutions. We currently service in excess of 2,750 trucking customers. Our premium service to these customers is enhanced by a high trailer-to-tractor ratio, state-of-the-art technology, well-maintained tractors and trailers, and 24/7 dispatch and reporting services. The principal types of freight transported include automotive parts, paper products, manufacturing parts, semi-finished products, textiles, appliances, retail and toys.

Our largest customer is DaimlerChrysler, which accounted for approximately 5%, 9%, and 12% of our total revenue for fiscal 2005, 2004, and 2003, respectively. We transport DaimlerChrysler original equipment automotive parts primarily between the United States and Mexico, and DaimlerChrysler after-market replacement parts and accessories within the United States. We have an agreement with DaimlerChrysler for international freight for the Chrysler division, which expires in October 2006. No other customer accounted for more than 5% of our total revenue during any of our three most recent fiscal years.

Drivers and Personnel

At June 30, 2005, we employed 3,210 persons, of whom 2,357 were drivers, 185 were truck maintenance personnel, 563 were administrative personnel, and 105 were dedicated services personnel and TruckersB2B personnel. None of our U.S. or Canadian employees is represented by a union or a collective bargaining unit.

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

Independent contractors are utilized through a contract with us to supply one or more tractors and drivers for our use. Independent contractors must pay their own tractor expenses, fuel, maintenance, and driver costs and must meet our specified guidelines with respect to safety. A lease-purchase program that we offer provides independent contractors the opportunity to lease-to-own a tractor from us. As of June 30, 2005, there were 293 independent contractor tractors and 85 lease-purchase independent contractor tractors providing a combined 14.7% of our tractor capacity.

Revenue Equipment

Our equipment strategy is to utilize late-model tractors and high-capacity trailers, actively manage equipment throughout its life cycle, and employ a comprehensive service and maintenance program.

We have determined that the average annual cost of maintenance and tires for tractors in our fleet rises substantially after the first four years due to a combination of greater wear and tear and the expiration of some warranty coverages. We believe these costs rise late in the trade cycle for our trailers as well. We anticipate that we will achieve ongoing savings in maintenance and tire expense by replacing tractors and trailers more often. In addition, we believe operating newer equipment will enhance our driver recruiting and retention efforts. Accordingly, we recently have shortened our normal tractor replacement cycle to three years of service from four years of service.

The average age of our owned and leased tractors and trailers was approximately 1.9 and 3.6 years, respectively, at June 30, 2005, and approximately 2.1 and 4.6 years, respectively, at June 30, 2004. We utilize a comprehensive maintenance program to minimize downtime and control maintenance costs. Centralized purchasing of spare parts and tires, and centralized control of over-the-road repairs are also used to control costs.

Fuel

We purchase the majority of our fuel through a network of over 100 fuel stops throughout the United States and Canada. We have negotiated discounted pricing based on certain volume commitments with these fuel stops. We maintain bulk-fueling facilities in Indianapolis, Laredo, and Kitchener, Ontario to further reduce fuel costs.

Shortages of fuel, increases in prices or rationing of petroleum products can have a materially adverse effect on our operations and profitability. Fuel is subject to economic, political and market factors that are outside of our control. We have historically been able to recover a portion of high fuel prices from customers in the form of fuel surcharges. However, a portion of the fuel expense increase is not recovered due to several factors, including the base fuel price levels, which determine when surcharges are collected, truck idling, empty miles between freight shipments, and out-of-route miles. We cannot predict whether high fuel price levels will occur in the future or the extent to which fuel surcharges will be collected to offset such increases.

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

In January 2004, new and more restrictive hours of service regulations for drivers became effective. After nine months of operation under the revised hours-of-service regulations, citizens’ advocacy groups successfully challenged the regulations in court, alleging that they were developed without properly considering issues of driver health. Pending further action by the courts or the effectiveness of new rules addressing the issues raised by the appellate court, Congress has enacted a law that extends the effectiveness of the revised hours-of-service rules until September 30, 2005. We expect that any new rule making resulting from the litigation will be no more favorable than existing rules. If driving hours are further restricted by new revisions to the hours-of-service rules, we could experience a reduction in driver miles that may adversely affect our business and results of operations.

Our operations are subject to various federal, state, and local environmental laws and regulations, implemented principally by the EPA and similar state regulatory agencies, governing the management of hazardous wastes, other discharge of pollutants into the air and surface and underground waters, and the disposal of certain substances. We do not believe that compliance with these regulations has a material effect on our capital expenditures, earnings, and competitive position.

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

We are also responsible for administrative expenses, for each occurrence involving personal injury or property damage. We are also self-insured for the full amount of all our physical damage losses, for workers’ compensation losses up to $1.5 million per claim, and for cargo claims up to $100,000 per shipment. Subject to these self-insured retention amounts, our current workers’ compensation policy provides coverage up to a maximum per claim amount of $10.0 million, and our current cargo loss and damage coverage provides coverage up to $1.0 million per shipment. We maintain separate insurance in Mexico consisting of bodily injury and property damage coverage with acceptable deductibles. Management believes our uninsured exposure is reasonable for the transportation industry, based on previous history.

There are various claims, lawsuits, and pending actions against us and our subsidiaries that arise in the normal course of business. We believe many of these proceedings are covered in whole or in part by insurance and that none of these matters will have a materially adverse effect on our consolidated financial position or results of operations in any given period. Please see Item 3. Legal Proceedings for additional information.

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

Internet Website

We maintain an Internet website where additional information concerning our business can be found. The address of that website is www.celadontrucking.com. All of our reports filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Exchange Act, including our annual report on Form 10-K, quarterly reports on Form 10-Q, or current reports on Form 8-K, and amendments thereto are made available free of charge on or through our Internet website as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

Item 2.    Properties

We operate a network of 17 terminal locations, including facilities in Laredo and El Paso, Texas, which are the two largest inland freight gateway cities between the U.S. and Mexico. Our operating terminals currently are located in the following cities:

United States	Mexico	Canada
Baltimore, MD (Leased)	Guadalajara (Leased)	Kitchener, ON (Leased)
Dallas, TX (Owned)	Mexico City (Leased)
El Paso, TX (Owned)	Monterrey (Leased)
Greensboro, NC (Leased)	Nuevo Laredo (Leased)
Hampton, VA (Leased)	Puebla (Leased)
Indianapolis, IN (Leased)	Queretero (Leased)
Laredo, TX (Owned and Leased)	Tijuana (Leased)
Louisville, KY (Leased)
Richmond, VA (Leased)

Our executive and administrative offices occupy four buildings located on 40 acres of property in Indianapolis, Indiana. The Indianapolis, Laredo, and Kitchener terminals include administrative functions, lounge facilities for drivers, parking, fuel, maintenance, and truck washing facilities. A portion of the Indianapolis facility is used for the operations of Truckers B2B. All of our other owned and leased facilities are utilized exclusively by our transportation segment.

Item 3.    Legal Proceedings

See discussion under “Cargo Liability, Insurance, and Legal Proceedings” in Item 1, and Note 9 to the consolidated financial statements, “Commitments and Contingencies.” In the fourth quarter of fiscal 2004, we were involved in a significant accident for which we have reserved $2.5 million, which amount is comprised of the entire amount of our self-insured retention, or $2.5 million.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2005.

PART II

Item 5.    Market for Registrant’s Common Stock and Related Stockholder Matters

Price Range of Common Stock

Our common stock is listed on the NASDAQ National Market under the symbol “CLDN.” The following table sets forth the range of high and low bid prices as quoted on the NASDAQ National Market for the periods indicated:

Fiscal 2004	High	Low
Quarter ended September 30, 2003	$14.48	$8.93
Quarter ended December 31, 2003	$14.73	$11.55
Quarter ended March 31, 2004	$16.79	$12.69
Quarter ended June 30, 2004	$18.00	$13.49

Fiscal 2005
Quarter ended September 30, 2004	$19.34	$15.96
Quarter ended December 31, 2004	$22.60	$17.30
Quarter ended March 31, 2005	$24.53	$17.35
Quarter ended June 30, 2005	$19.16	$15.80

On August 2, 2005, there were approximately 180 holders of our Common Stock based upon the number of record holders on that date. However, we estimate our actual number of stockholders is much higher because a substantial number of our shares are held of record by brokers or dealers for their customers in street names.

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

Item 6.    Selected Financial Data

The statement of operations data and balance sheet data presented below have been derived from our consolidated financial statements and related notes thereto. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto.

	2005	2004	2003	2002	2001
	(in thousands, except per share data, operating data, and percentages)
Statement of Operations Data:
Freight revenue (1)	$399,656	$382,918	$355,692	$332,630	$346,821
Fuel surcharge revenue	37,107	15,005	11,413	4,369	4,997
Total revenue	$436,763	$397,923	$367,105	$336,999	$351,818
Operating expense (2)	413,355	390,852	354,371	326,454	351,162

Operating income (2)	23,408	7,071	12,734	10,545	656
Interest expense, net (3)	1,418	3,723	6,201	7,487	9,280
Other expense (income)	13	180	(3)	134	(331)
Minority interest in subsidiary	---	---	---	---	(331)
Income (loss) before income taxes	21,977	3,168	6,536	2,924	(7,962)
Provision (benefit) for income taxes	9,397	3,443	2,948	1,215	(2,626)
Net income (loss) (2)(3)	$12,580	$(275)	$3,588	$1,709	$(5,336)
Diluted earnings (loss) per share (2) (3)	$1.23	$(0.03)	$0.45	$0.22	$(0.70)
Weighted average diluted shares outstanding	10,228	7,986	8,035	7,753	7,649

Balance Sheet Data (at end of period):
Net property and equipment	$57,545	$61,801	$76,967	$94,978	$101,902
Total assets	159,443	151,310	162,073	190,031	194,916
Long-term debt, revolving lines of credits, and capital lease obligations, including current maturities	7,344	14,494	60,794	97,022	105,245
Stockholders’ equity	98,491	82,830	57,252	53,916	52,063

Operating Data:
For period(4):
Average revenue per loaded mile (5)	$1.424	$1.322	$1.266	$1.232	$1.236
Average revenue per total mile (5)	$1.316	$1.225	$1.169	$1.134	$1.137
Average revenue per tractor per week (5)	$2,841	$2,723	$2,546	$2,548	$2,533
Average length of haul	995	994	942	950	987
At end of period:
Total tractors (6)	2,570	2,531	2,491	2,568	2,368
Average age of company tractors (in years) (7)	1.9	2.1	2.7	2.3	2.0
Total trailers (6)	7,468	6,966	7,142	6,758	6,537
Average age of company trailers (in years) (7)	3.6	4.6	6.1	4.8	4.2
__________________________
(1)	Freight revenue is total revenue less fuel surcharges.
(2)
Includes: (a) a $0.8 million pretax write-off of deferred initial public offering costs for TruckersB2B in the year ended June 30, 2001; (b) a $3.7 million pretax loss on disposal of former flatbed unit in the quarter ended June 30, 2001; and (c) a $9.8 million pretax impairment charge relating to the disposition of our approximately 1,600 remaining 48-foot trailers, in the year ended June 30, 2004.

(3)	Includes a $0.9 million pretax write-off of loan origination costs relating to replacement of a credit facility in the year ended June 30, 2003.
(4)
Unless otherwise indicated, operating data and statistics presented in this table and elsewhere in this report are for our truckload revenue and operations and exclude revenue and operations of TruckersB2B; our Mexican subsidiary, Jaguar; and our less-than truckload, local trucking (or “shuttle”), brokerage, logistics, and airfreight operations. Operating data and statistics for the fiscal year ended June 30, 2001 also exclude the revenue and operations of our former flatbed division.

(5)	Excludes fuel surcharges.
(6)	Total fleet, including equipment operated by independent contractors and our Mexican subsidiary, Jaguar.
(7)	Total company fleet, including equipment operated by our Mexican subsidiary, Jaguar.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of North America’s fifteen largest truckload carriers, generating approximately $436.8 million in operating revenue for our fiscal year ended June 30, 2005. We have grown significantly since our incorporation in 1986 through internal growth and a series of acquisitions since 1995. As a dry van truckload carrier, we generally transport full trailer loads of freight from origin to destination without intermediate stops or handling. We operate in two main market sectors. In our international operations, we offer time-sensitive transportation in and between the United States and its two largest trading partners, Mexico and Canada. We generated approximately one-half of our revenue in fiscal 2005 from international movements, and we believe our annual border crossings make us the largest provider of international truckload movements in North America. In addition to our international business, we offer a broad range of truckload transportation services within the U.S., including regional, long-haul, dedicated, and logistics. We also operate TruckersB2B, a profitable marketing business that affords volume purchasing power for items such as fuel, tires, and equipment to approximately 19,000 member trucking fleets representing approximately 450,000 tractors. Under generally accepted accounting principles, TruckersB2B constitutes a separate operating segment. Information regarding revenue, profits or losses, and total assets of each of our operating segments (transportation and e-commerce (TruckersB2B)) is set forth in Note 11 to the consolidated financial statements filed as part of this report.

Recent Results and Fiscal Year-End Financial Condition

For the year ended June 30, 2005, total revenue increased 9.8%, to $436.8 million from $397.9 million during fiscal 2004. Freight revenue, which excludes revenue from fuel surcharges, increased 4.5%, to $400.0 million in 2005 from $382.9 million in 2004. We generated net income of $12.6 million, or $1.23 per diluted share, for the year compared with a net loss of $0.3 million, or $(0.03) per diluted share, for 2004.

We believe the improvements in our profitability were attributable primarily to the continued execution of our operating strategy, which involves allocating our equipment to customers and freight that provide the most favorable returns. The most significant components of this effort were raising rates, diversifying customers and freight mix, and continuing to focus on asset productivity. Our efforts were aided by stronger freight demand and a better rate environment in 2005 primarily due to continued growth in the U.S. economy and a favorable relationship between demand and trucking capacity. As a result, average freight revenue per loaded mile excluding fuel surcharge for 2005 increased $0.102 per mile to $1.424, a 7.7% increase compared with 2004. Average freight revenue per tractor per week, our main measure of asset productivity, improved by 4.3% to $2,841 in 2005 compared with $2,723 for 2004. These factors more than offset a significant increase in costs, primarily attributable to increased costs of driver compensation, revenue equipment and fuel. Our operating ratio, improved to 94.6% for 2005 compared with 98.2% for 2004.

At June 30, 2005, our total balance sheet debt was $7.3 million and our total stockholders’ equity was $98.5 million, for a total debt to capitalization ratio of 6.9%. At June 30, 2005, we had $33.8 million of available borrowing capacity under our revolving credit facility and $11.1 million of cash on hand.

Stock Issuance

In the fourth quarter of fiscal 2004, we issued 1.85 million shares of our common stock in a public offering. The stock issuance resulted in net proceeds to us of approximately $25.1 million. We used the proceeds to repay all amounts outstanding under our revolving credit facility. The balance of the net proceeds was used to pay off debt and leases related to equipment.

Revenue

We generate substantially all of our revenue by transporting freight for our customers. Generally, we are paid by the mile or by the load for our services. We also derive revenue from fuel surcharges, loading and unloading activities, equipment detention, other trucking related services and from TruckersB2B. The main factors that affect our revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, the number of tractors operating, and the number of miles we generate with our equipment. These factors relate to, among other things, the U.S. economy, inventory levels, the level of truck capacity in our markets, specific customer demand, the percentage of team-driven tractors in our fleet, driver availability, and our average length of haul.

We also derive revenue from fuel surcharges, loading and unloading activities, equipment detention, and other accessorial services. Prior to fiscal 2005, we measured total revenue, including fuel and accessorial surcharges. In fiscal 2005, we disclosed fuel surcharges separately, and our historical financial statements have been reclassified to conform to this presentation. We believe that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.

Expenses and Profitability

The main factors that impact our profitability on the expense side are the variable costs of transporting freight for our customers. These costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which we record as purchased transportation. Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. Our main fixed cost is the acquisition and financing of long-term assets, primarily revenue equipment. We have other mostly fixed costs, such as our non-driver personnel. In discussing our expenses as a percentage of revenue, we sometimes discuss changes as a percentage of revenue before fuel surcharges, in addition to absolute dollar charges, because we believe the high variable cost nature of our business makes a comparison of changes in expenses as a percentage of revenue more meaningful at times than absolute dollar changes.

The trucking industry has experienced significant increases in expenses over the past three years, in particular those relating to equipment costs, driver compensation, insurance, and fuel. As the United States economy has expanded, many trucking companies have been able to raise freight rates to cover the increased costs. This is primarily due to industry-wide tight capacity of drivers. Competition for drivers has become increasingly intense, as the expanding economy has provided alternative jobs at the same time as increasing freight demand. To obtain capacity, shippers have been willing to accept the largest rate increases in recent history. As long as freight demand continues to exceed truck capacity, we expect increases in driver pay by many carriers, including us, and higher freight rates.

Revenue Equipment

We operate 2,570 tractors and 7,468 trailers. Of our tractors at June 30, 2005, 356 were owned, 1,836 were acquired under operating leases, and 378 were provided by independent contractors, who own and drive their own tractors. Of our trailers at June 30, 2005, 1,410 were owned and 6,058 were acquired under operating and capital leases. We recognized pre-tax impairment charges of $9.8 million in the first quarter of 2004 in relation to the reduced value of our 48 foot trailers.

We acquire most of our tractor fleet and our trailer fleet with operating leases. These leases generally run for a period of three to four years for tractors and seven years for trailers. Financing revenue equipment acquisitions with operating leases, rather than borrowings or capital leases, moves the interest component of our financing activities into “above-the-line” operating expenses on our statements of operations.

We changed our process on our tractor trade cycle from a period of approximately four years to three years. We evaluated the decision based on maintenance costs, capital requirements, prices of new and used tractors, and other factors. This resulted in lower maintenance expense in 2005.

Independent contractors (owner operators) provide a tractor and a driver and are responsible for all operating expenses in exchange for a fixed payment per mile. We do not have the capital outlay of purchasing the tractor. The payments to independent contractors are recorded in purchased transportation and the payments for equipment under operating leases are recorded in revenue equipment rentals. Expenses associated with owned equipment, such as interest and depreciation, are not incurred, and for independent contractor tractors, driver compensation, fuel, and other expenses are not incurred. Because obtaining equipment from independent contractors and under operating leases effectively shifts these expenses from interest to “above the line” operating expenses, we evaluate our efficiency using operating ratio as well as income before income taxes.

Outlook

Looking forward, our profitability goal is to achieve an operating ratio of approximately 90%. We expect this to require additional improvements miles per tractor per week, rate per mile and decreased non-revenue miles, to overcome expected additional cost increases to expand our margins. Because a large percentage of our costs are variable, changes in revenue per mile affect our profitability to a greater extent than changes in miles per tractor. For 2006, the key factors that we expect to have the greatest effect on our profitability are our freight revenue per tractor per week, our compensation of drivers, our cost of revenue equipment, our fuel costs, our insurance and claims expense and our maintenance expense. To overcome cost increases and improve our margins, we will need to achieve increases in freight revenue per tractor, particularly in revenue per mile, which we intend to achieve by increasing rates and continuing to shift to more profitable freight. Operationally, we will seek improvements in safety, driver recruiting and retention. Our success in these areas primarily will affect revenue, driver-related expenses, and insurance and claims expense.

Results of Operations

The following tables set forth the percentage relationship of revenue and expense items to operating and freight revenue for the periods indicated.

	Fiscal year ended June 30,
	2005	2004	2003

Operating revenue	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and employee benefits	30.6	31.3	30.4
Fuel	18.7	13.6	13.0
Operations and maintenance	7.7	8.3	8.6
Insurance and claims	3.3	4.8	3.8
Depreciation, amortization, and impairment charges (1)	3.4	6.5	3.8
Revenue equipment rentals	8.2	7.7	6.7
Purchased transportation	16.7	19.4	23.3
Cost of products and services sold	1.1	1.2	1.2
Professional and consulting fees	0.6	0.6	0.7
Communication and utilities	1.0	1.0	1.1
Operating taxes and licenses	1.9	2.1	2.0
General and other operating	1.4	1.7	1.9

Total operating expenses	94.6	98.2	96.5

Operating income	5.4	1.8	3.5
Other (income) expense:
Interest expense, net (2)	0.3	0.9	1.7
Other (income) expense	---	0.1	---

Income before income taxes	5.1	0.8	1.8
Provision for income taxes	2.2	0.9	0.8

Net income (loss)	2.9%	(0.1)%	1.0%
_________________________
Freight revenue (3)	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and employee benefits	33.4	32.5	31.4
Fuel (3)	11.1	10.2	10.2
Operations and maintenance	8.4	8.6	8.9
Insurance and claims	3.6	4.9	4.0
Depreciation, amortization, and impairment charges (1)	3.7	6.7	3.9
Revenue equipment rentals	9.0	8.0	7.0
Purchased transportation	18.3	20.2	24.0
Cost of products and services sold	1.2	1.3	1.3
Professional and consulting fees	0.7	0.6	0.7
Communication and utilities	1.1	1.1	1.2
Operating taxes and licenses	2.1	2.1	2.1
General and other operating	1.5	2.0	1.7

Total operating expenses	94.1	98.2	96.4

Operating income	5.9	1.8	3.6
Other (income) expense:
Interest expense, net (2)	0.4	1.0	1.8
Other (income) expense	---	---	---

Income before income taxes	5.5	0.8	1.8
Provision for income taxes	2.4	0.9	0.8

Net income (loss)	3.1%	(0.1)%	1.0%
_________________________

(1)	Includes a $9.8 million trailer impairment charge in fiscal 2004.
(2)	Includes a $914,000 pretax write-off of unamortized loan origination costs for refinancing our line of credit in fiscal 2003.
(3)
Freight revenue is total revenue less fuel surcharges. In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense. The amounts were $37.1 million, $15.0 million, and $11.4 million in 2005, 2004 and 2003, respectively.

Fiscal year ended June 30, 2005, compared with fiscal year ended June 30, 2004

Total revenue increased by $38.9 million, or 9.8%, to $436.8 million for fiscal 2005, from $397.9 million for fiscal 2004. Freight revenue excludes $37.1 million and $15.0 million of fuel surcharge revenue for fiscal 2005 and 2004, respectively.

Freight revenue increased by $16.7 million, or 4.4% to $399.6 million for fiscal 2005 from $382.9 million for fiscal 2004. This increase was primarily attributable to a 7.7% improvement in average revenue per total mile, excluding fuel surcharge, to$1.424 from $1.322. The improvement in average revenue per total mile resulted primarily from better overall freight rates in fiscal 2005, a decrease in the percentage of our freight comprised of automotive parts and a corresponding increase in the percentage of our freight comprised of consumer non-durables. Revenue per tractor per week, excluding fuel surcharge, which is our primary measure of asset productivity, increased 4.3% to $2,841 in fiscal 2005, from $2,723 for fiscal 2004, as a result of an increase in revenue per mile.

Revenue for TruckersB2B was $7.8 million in fiscal 2005, compared to $8.1 million in fiscal 2004. The TruckersB2B revenue decrease resulted from a decrease in member usage of various programs, the largest being the tire discount programs, due to an industry wide shortage of tires.

Salaries, wages, and employee benefits were $133.6 million, or 33.4% of freight revenue, for fiscal 2005, compared to $124.5 million, or 32.5% of freight revenue, for fiscal 2004. The increase in the overall dollar amount primarily was related to a 5.8% increase in company miles, which in turn increased driver wages. The remaining increase in this expense category was due to an increase in the percentage of our fleet comprised of company trucks, and an increase in administrative payroll related expenses.

Fuel expenses, net of fuel surcharge revenue of $37.1 million and $15.0 million for fiscal 2005 and 2004, respectively increased to $44.4 million, or 11.1% of freight revenue, for fiscal 2005, compared to $39.0 million, or 10.2% of freight revenue, for the same period in fiscal 2004. This increase was primarily attributable to a 5.8% increase in company miles and an increase in average fuel prices of approximately $0.50 per gallon. In addition, fuel expense was reduced by a $3.1 million fuel tax refund in 2004, relating to prior years. We expect fuel prices may remain at relatively high levels due to low inventory and unrest in the Middle East. Higher fuel prices will increase our operating expenses to the extent we cannot offset them with surcharges.

Operations and maintenance consist of direct operating expense, maintenance, and tire expense. This category increased to $33.7 million for fiscal 2005, from $33.1 million for fiscal 2004. This dollar amount increase was primarily the result of increased expenses to repair tractors for trade-in in fiscal 2005, partially offset by decreases in maintenance expense due to our fleet upgrade initiative and management changes in our maintenance area. As a percentage of freight revenue, operations and maintenance decreased to 8.4% of revenue for fiscal 2005, compared to 8.6% for fiscal 2004. The decrease in maintenance expense as a percentage of revenue in the fiscal 2005 period was primarily the result of our fleet upgrade initiative, implementing a tractor trade cycle change from 4 years to 3 years as well as reducing our trailer fleet to a 7 year trade cycle in fiscal 2005, offset by increased expenses to repair tractors for trade-in. We expect our maintenance expense will continue to decrease as a percentage of revenue due to these initiatives.

Insurance and claims expense was $14.4 million, or 3.6% of freight revenue, for fiscal 2005, compared to $18.9 million, or 4.9% of freight revenue, for fiscal 2004. The primary reason for the decrease in insurance and claims expense relates to one significant accident that occurred and was accrued for in the fourth quarter of fiscal 2004. Our insurance expense consists of premiums and deductible amounts for liability, physical damage, and cargo damage insurance. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. Insurance and claims expense will vary based primarily on the frequency and severity of claims, the level of self-retention and the premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased to $14.9 million, or 3.7% of freight revenue, in fiscal 2005 from $25.8 million, or 6.7% of freight revenue, for fiscal 2004. This decrease was primarily attributable to the pretax impairment charge of $9.8 million, or 2.6% of freight revenue, in fiscal 2004 related to the disposal of all 48-foot trailers in addition to 53-foot trailers over nine years old. We disposed of approximately 1,600 1994 -1998 model year trailers and replaced them with 1,300 2004/2005 model year trailers. In addition, we have increased our use of operating leases to finance acquisitions of revenue equipment. Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases. We expect to use available cash generated from operations to purchase new tractors and trailers, which will increase depreciation, with the remaining additions to be acquired under off-balance sheet operating leases.

Revenue equipment rentals were $35.8 million, or 9.0% of freight revenue, in fiscal 2005, compared to $30.8 million, or 8.0% of freight revenue, for fiscal 2004. As of June 30, 2005, we had financed 1,836 tractors and 5,583 trailers under operating leases as compared to 1,709 tractors and 3,880 trailers as of June 2004. This increase was attributable to a higher proportion of our tractor and trailer fleet held under operating leases during the 2005 period. As we expect to acquire new tractors and trailers with operating leases, we expect revenue equipment rentals will increase going forward. However, the rate of increase may slow as we generate cash from operations to purchase new tractors and trailers.

Purchased transportation decreased to $73.0 million, or 18.3% of freight revenue, for fiscal 2005, from $77.1 million, or 20.2% of freight revenue, for fiscal 2004. This decrease was primarily related to reduced independent contractor expense, as the percentage of our fleet comprised of independent contractors decreased to 378 independent contractors at June 30, 2005 from 452 at June 30, 2004. This decrease was partially offset due to increased payments to independent contractors resulting from fuel surcharges collected due to rising fuel costs, which are passed through to our independent contractors on a per mile basis. Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile. We expect the majority of our equipment additions to come in our company-operated fleet. As a result, the percentage of our fleet comprised of independent contractors may continue to decline, with a corresponding decrease in this expense category. It has become difficult to recruit and retain independent contractors.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in these expenses.

Net interest expense decreased to $1.4 million in fiscal 2005, or 0.4% of freight revenue, from $3.7 million, or 1.0% of freight revenue, in fiscal 2004. The decrease was the result of reduced bank borrowings, of which we had none at June 30, 2005, compared to $6.0 million at June 30, 2004, and reduced capital lease obligations, which decreased to $2.0 million at June 30, 2005, from $5.3 million at June 30, 2004. The reduction in our capital lease obligations has resulted largely from our increased use of operating leases to make acquisitions of new revenue equipment. The reduction in bank borrowings and other debt resulted from the use of the proceeds of our secondary offering completed in May 2004 and from increased working capital related to our increased profitability in fiscal 2005.

Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, improved to 5.5% of freight revenue for fiscal 2005 from 0.8% for fiscal 2004, including the impact of the $9.8 million pretax impairment charge.

In addition to other factors described above, Canadian exchange rate fluctuations principally impact salaries, wages, and benefits and purchased transportation and, therefore, impact our pretax margin and results of operations.

Income taxes increased to $9.4 million for fiscal 2005, from $3.4 million for fiscal 2004. The effective tax rate decreased as a result of the tax effect of final settlement with the Internal Revenue Service related to all of our consolidated federal income tax returns through fiscal year June 30, 2001, recorded in fiscal 2004. Due to the non-deductible effects of our driver per diem pay structure, our tax rate will fluctuate in future periods as income fluctuates.

Fiscal year ended June 30, 2004, compared with fiscal year ended June 30, 2003

Total revenue increased by $30.8 million, or 8.4%, to $397.9 million for fiscal 2004, from $367.1 million for fiscal 2003. Freight revenue excludes $15.0 million and $11.4 million of fuel surcharge revenue for fiscal 2004 and 2003, respectively.

Freight revenue increased by $27.2 million, or 7.6% to $382.9 million in fiscal 2004 from $355.7 million for fiscal 2003. This increase was primarily attributable to a 4.8% improvement in average revenue per total mile, excluding fuel surcharge, from $1.169 to $1.225, a 2.0% increase in average miles per tractor per week, from 2,179 to 2,223, and a 4.1% increase in average tractors from 2,172 to 2,262. The improvement in average revenue per total mile resulted primarily from better overall freight rates in fiscal 2004, a decrease in the percentage of our freight comprised of automotive parts and a corresponding increase in the percentage of our freight comprised of consumer non-durables, and to a lesser extent a reduction in our percentage of non-revenue miles. The increase in miles per tractor per week was primarily attributable to stronger overall freight demand in the 2004 period. Revenue per tractor per week, excluding fuel surcharge, which is our primary measure of asset productivity, increased 7.0% to $2,723 in fiscal 2004, from $2,546 for fiscal 2003, as a result of increases in revenue per mile and miles per tractor. The increase in average tractors was primarily related to our acquisition of certain assets of Highway in the first quarter of fiscal 2004.

Revenue for TruckersB2B was $8.1 million in fiscal 2004, compared to $7.2 million in fiscal 2003. The TruckersB2B revenue increase resulted from an increase in member usage of various programs, including the fuel and tire discount programs.

Salaries, wages, and employee benefits were $124.5 million, or 32.5% of freight revenue, for fiscal 2004, compared to $111.6 million, or 31.4% of freight revenue, for fiscal 2003. The increase in the overall dollar amount primarily was related to a 16.6% increase in company miles, which in turn increased driver wages. The 11.6% increase in this expense category was primarily attributable to an increase in the percentage of our fleet comprised of company trucks, an increase in driver compensation, and an increase in administrative payroll and related expenses for the Highway Express employees.

Fuel expense, net of fuel surcharge of $15.0 million and $11.4 million for fiscal 2004 and 2003, increased to $39.0 million, or 10.2% of freight revenue, for fiscal 2004, compared to $36.2 million, or 10.2% of freight revenue, for the same period in fiscal 2003. This increase was primarily attributable to a 16.6% increase in company miles and an increase in average fuel prices of approximately $0.50 per gallon. In addition, fuel expense in 2004 was reduced by a $3.1 million fuel tax refund relating to prior years. We expect fuel prices may remain at relatively high levels due to low inventory and unrest in the Middle East. Higher fuel prices will increase our operating expenses to the extent we cannot offset them with surcharges.

Operations and maintenance expenses increased to $33.1 million for fiscal 2004, from $31.7 million for fiscal 2003. This dollar amount increase was primarily the result of our larger fleet of company-operated equipment in fiscal 2004. As a percentage of freight revenue, operations and maintenance decreased to 8.6% of revenue for fiscal 2004, compared to 8.9% for fiscal 2003. The decrease in maintenance expense as a percentage of freight revenue in the fiscal 2004 period was primarily the result of our fleet upgrade initiative, as newer tractors and trailers generally require less maintenance, which was partially offset by a larger percentage of our fleet being comprised of company-operated equipment in the fiscal 2004 period. Operations and maintenance consist of direct operating expense, maintenance and tire expense.

Insurance and claims expense was $18.9 million, or 4.9% of freight revenue, for fiscal 2004, compared to $14.1 million, or 4.0% of freight revenue, for fiscal 2003. The primary reason for the increase in insurance and claims expense relates to one significant accident that occurred and was accrued for in the fourth quarter of fiscal 2004. Our insurance expenses consist of premiums for liability, physical damage, and cargo damage insurance. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We regularly evaluate our insurance program in an effort to maintain a balance between premium expense and the risk retention we are willing to assume.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to $25.8 million, or 6.7% of freight revenue, in fiscal 2004 from $13.8 million, or 3.9% of freight revenue, for fiscal 2003. This increase was primarily attributable to the pretax impairment charge of $9.8 million, or 2.5% of operating revenue in fiscal 2004 related to a plan to dispose of all 48-foot trailers in addition to 53-foot trailers over nine years old. We disposed of approximately 1,600 1994-1998 model year trailers and replaced them with 1,300 2004/2005 model year trailers. We also incurred higher depreciation due to the equipment we acquired in the Highway Express acquisition and losses on disposition of some of the tractors acquired from Burlington Motor Carriers. These items were partially offset by our increased use of operating leases to finance acquisitions of revenue equipment.

Revenue equipment rentals were $30.8 million, or 8.0% of freight revenue, in fiscal 2004, compared to $24.8 million, or 7.0% of freight revenue, for fiscal 2003. This increase was attributable to a higher proportion of our tractor and trailer fleet held under operating leases during the 2004 period.

Purchased transportation decreased to $77.1 million, or 20.2% of freight revenue, for fiscal 2004, from $85.3 million, or 24.0% of freight revenue, for fiscal 2003. This decrease was primarily related to reduced independent contractor expense, as the percentage of our fleet comprised of independent contractors decreased. Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in these expenses.

Net interest expense decreased to $3.7 million in fiscal 2004, or 1.0% of freight revenue, from $6.2 million, or 1.8% of freight revenue, in fiscal 2003. The decrease was the result of reduced bank borrowings, which decreased to $6.0 million at June 30, 2004, from $23.1 million at June 30, 2003, reduced capital lease obligations, which decreased to $5.3 million at June 30, 2004, from $28.2 million at June 30, 2003, and a one-time pretax write-off of unamortized loan origination costs of approximately $0.9 million related to the refinancing of our line of credit in fiscal 2003. The reduction in our capital lease obligations has resulted largely from our increased use of operating leases to finance acquisitions of new revenue equipment. The reduction in bank borrowings and other debt resulted from the use of the proceeds of our secondary offering completed in May 2004 and from increased working capital related to our increased profitability in fiscal 2004.

Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, decreased to 0.8%, for fiscal 2004, including the impact of the $9.8 million pretax impairment charge, and a $3.1 million fuel tax refund, from 1.8% for fiscal 2003, including the impact of a one-time pretax write-off of unamortized loan origination costs of approximately $0.9 million related to the refinancing of our line of credit. In addition to other factors described above, Canadian exchange rate fluctuations principally impact salaries, wages, and benefits and purchased transportation and, therefore, impact our pretax margin and results of operations.

Income taxes increased $0.5 million to $3.4 million for fiscal 2004, from $2.9 million, for fiscal 2003. The effective tax rate increased as a result of an increase in non-deductible expenses related to our driver per diem pay structure, in addition to the tax effect of final settlement with the Internal Revenue Service related to all of the Company’s consolidated federal income tax returns through fiscal year June 30, 2001. As per diem charges are partially non-deductible for income tax purposes, our tax rate will fluctuate as our net income fluctuates.

Liquidity and Capital Resources

Trucking is a capital-intensive business. We require cash to fund our operating expenses (other than depreciation and amortization), to make capital expenditures and acquisitions, and to repay debt, including principal and interest payments. Other than ordinary operating expenses, we anticipate that capital expenditures for the acquisition of revenue equipment will constitute our primary cash requirement over the next twelve months. Our principal sources of liquidity are cash generated from operations, bank borrowings, capital and operating lease financing of revenue equipment, and proceeds from the sale of used revenue equipment.

As of June 30, 2005, we had on order 1,082 tractors for delivery through 2008. These revenue equipment orders represent a capital commitment of approximately $90.1 million, before considering the proceeds of equipment dispositions. In connection with our fleet upgrade, we have financed most of the new tractors and new trailers we have acquired to date under off-balance sheet operating leases. A portion of the used equipment that has been or will be replaced by these new units was or is owned or held under capital leases and, therefore, carried on our balance sheet. As a result of our increased use of operating leases to make acquisitions of revenue equipment, we have reduced our balance sheet debt. At June 30, 2005, our total balance sheet debt, including capital lease obligations and current maturities, was $7.3 million, compared to $14.5 million at June 30, 2004, and $60.8 million at June 30, 2003. Our debt-to-capitalization ratio (total balance sheet debt as a percentage of total balance sheet debt plus total stockholders’ equity) decreased to 6.9% at June 30, 2005, from 14.9% at June 30, 2004, and 51.5% at June 30, 2003. Net of cash on hand at June 30, 2005 of $11.1 million, our debt to capitalization ratio was 0%.

We believe we will be able to fund our operating expenses, as well as our current commitments for the acquisition of revenue equipment, over the next twelve months with a combination of cash generated from operations, borrowings available under our primary credit facility, and lease financing arrangements. Our reduction in outstanding indebtedness with the cash generated from operations and application of the net proceeds of our stock offering significantly increased the availability under our primary credit facility for working capital and other purposes. Subject to any required lender approval, we may make acquisitions, although we do not have any specific acquisition plans at this time.

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

Cash Flows

We generated net cash from operating activities of $28.9 million in fiscal 2005, $33.1 million in fiscal 2004, and $33.7 million in fiscal 2003. The decrease in net cash provided by operations in fiscal 2005 from fiscal 2004 is due primarily to the decrease in income tax payable.

Net cash used in investing activities was $9.6 million for fiscal 2005, compared to net cash used in investing activities of $4.6 million for fiscal 2004 and net cash provided by investing activities of $3.2 million in fiscal 2003. Approximately $22.7 million of the cash used in investing activities for fiscal 2005 was related to our purchase of certain assets of CX Roberson in January of 2005. In addition, cash used in (provided by) investing activities includes the net cash effect of acquisitions and dispositions of revenue equipment during each year. Capital expenditures totaled $27.7 million in fiscal 2005, including the value of equipment purchased under capital leases and excluding the assets purchased from CX Roberson, $23.9 million in fiscal 2004, including the value of equipment purchased under capital leases and excluding the assets purchased from Highway Express, and $7.1 million in fiscal 2003. We generated proceeds from the sale of property and equipment of $39.8 million in fiscal 2005 (including $7.6 million from the CX Roberson acquisition), $22.8 million in fiscal 2004, and $10.3 million in fiscal 2003.

Net cash used in financing activities was $8.5 million in fiscal 2005, $29.2 million in fiscal 2004, and $36.2 million in fiscal 2003. Financing activity represents bank borrowings (new borrowings, net of repayments) and payment of the principal component of capital lease obligations. In fiscal 2004, we received approximately $25.9 million from the issuance of common stock.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for our revenue equipment. We lease a significant portion of our tractor and trailer fleet using operating leases. In connection with substantially all of our operating leases, we have issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. With respect to a minority of our equipment held under operating leases, we have obtained from the manufacturers residual value guarantees that meet or exceed the amount of our guarantee to the lessor. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We currently believe that proceeds from the sale of equipment held under operating leases would exceed the amount of our residual obligation on all operating leases.

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

Our operating leases include some under which we do not guarantee the value of the asset at the end of the lease term (“walk-away leases”) and some under which we do guarantee the value of the asset at the end of the lease term. We were obligated for residual value payments related to operating leases of $70.6 million at June 30, 2005 compared to $42.5 million at June 30, 2004. A small portion of these amounts is covered by repurchase and/or trade agreements we have with the equipment manufacturer. We believe that any residual payment obligation that are not covered by the manufacturer will be satisfied, in the aggregate, by the value of the related equipment at the end of the lease. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We anticipate that going forward we will use operating leases and cash generated from operations to finance the acquisition of revenue equipment.

Primary Credit Agreement

On September 26, 2002, we entered into our current primary credit facility with Fleet Capital Corporation, Fleet Capital Canada Corporation and several other lenders. This $55.0 million facility consists of revolving loan facilities, and a commitment to issue and guaranty letters of credit. Repayment of the amounts outstanding under the credit facility is secured by a lien on our assets, including the stock or other equity interests of our subsidiaries, and the assets of certain of our subsidiaries. In addition, certain of our subsidiaries that are not party to the credit facility have guaranteed repayment of the amount outstanding under the credit facility and have granted a lien on their respective assets to secure such repayment. The credit facility expires on September 26, 2005. We are currently reviewing credit facility proposals and expect to have a new or revised credit facility in place on September 26, 2005.

Amounts available under the credit facility are determined based on our accounts receivable borrowing base. The facility contains restrictive covenants, which, among other things, limit our ability to pay cash dividends and make capital expenditures and lease payments, and require us to maintain compliance with certain financial ratios, including a minimum fixed charge coverage ratio. We were in compliance with these covenants at June 30, 2005, and expect to remain in compliance. At June 30, 2005, none of our credit facility was utilized as outstanding borrowings and $6.4 million was utilized for standby letters of credit, and we had approximately $33.8 million in remaining availability under the facility.

Contractual Obligations and Commitments

As of June 30, 2005, our bank loans, capitalized leases, operating leases, other debts, and future commitments have stated maturities or minimum annual payments as follows:

	Annual Cash Requirements as of June 30, 2005 (in thousands) Amounts Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	Over Five Years

Operating leases	$137,804	$41,344	$55,751	$30,673	$10,036
Lease residual value guarantees	70,620	9,799	28,022	8,215	24,584
Capital lease obligations (1)	2,303	879	657	294	473
Long-term debt (1)	6,193	1,390	3,660	1,143	---

Sub-total	216,920	53,412	88,090	40,325	35,093

Future purchase of revenue equipment	90,127	3,025	21,451	41,376	24,275
Employment and consulting agreements (2)	1,086	712	158	139	77
Standby letters of credit	6,350	6,350	---	---	---

Total contractual and cash obligations	$314,483	$63,499	$109,699	$81,840	$59,445
_________________________

(1)	Includes interest.
(2)
The amounts reflected in the table do not include amounts that could become payable to our Chief Executive Officer and Chief Financial Officer, under certain circumstances if their employment by the Company is terminated.

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

Depreciation of Property and Equipment. We depreciate our property and equipment using the straight-line method over the estimated useful life of the asset. We generally use estimated useful lives of 3 to 10 years for tractors and trailers, and estimated salvage values for tractors and trailers generally range from 35% to 50% of the capitalized cost. Gains and losses on the disposal of revenue equipment are included in depreciation expense in our statements of operations.

We review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets based upon, among other things, our experience with similar assets, conditions in the used equipment market, and prevailing industry practice. Changes in our useful life or salvage value estimates, or fluctuations in market values that are not reflected in our estimates, could have a material effect on our results of operations.

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

Operating leases. We have financed a majority of our revenue equipment acquisitions with operating leases, rather than with bank borrowings or capital lease arrangements. These leases generally contain residual value guarantees, which provide that the value of equipment returned to the Lessor at the end of the lease term will be no lower than a negotiated amount. To the extent that the value of the equipment is below the negotiated amount, we are liable to the Lessor for the shortage at the expiration of the lease. For approximately 39% of our tractors and 25% of our trailers under operating lease, we have residual value guarantees at amounts equal to our residual obligation to the lessors. For all other equipment (or to the extent we believe any manufacturer will refuse or be unable to meet its obligation), we are required to recognize additional rental expense to the extent we believe the fair market value at the lease termination will be less than our obligation to the lessor.

In accordance with Statement of Financial Accounting Standards (“SFAS”) 13, “Accounting for Leases,” property and equipment held under operating leases, and liabilities related thereto, are not reflected on our balance sheet. All expenses related to revenue equipment operating leases are reflected on our statements of operations in the line item entitled “Revenue equipment rentals.” As such, financing revenue equipment with operating leases instead of bank borrowings or capital leases effectively moves the interest component of the financing arrangement into operating expenses on our statements of operations. Consequently, we believe that pretax margin (income before income taxes as a percentage of operating revenue) may provide a more useful measure of our operating performance than operating ratio (operating expenses as a percentage of operating revenue) because it eliminates the impact of revenue equipment financing decisions.

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

Factors That May Affect Future Results

The following risks and uncertainties, among others, should be considered in evaluating our business and growth outlook.

Our business is subject to general economic and business factors that are largely out of our control, any of which could have a materially adverse effect on our operating results. Our business is dependent on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control. Some of the most significant of these factors include excess tractor and trailer capacity in the trucking industry, declines in the resale value of used equipment, strikes or other work stoppages, or work slow downs at our facilities or at customer, port border crossing or other shipping related facilities, increases in interest rates, fuel taxes, tolls, and license and registration fees, rising costs of healthcare, and fluctuations in foreign exchange rates.

We are also affected by recessionary economic cycles, changes in customers’ inventory levels, and downturns in customers’ business cycles, particularly in market segments and industries, such as retail and manufacturing, where we have a significant concentration of customers, and regions of the country, such as Texas and the Midwest, where we have a significant amount of business. Economic conditions may adversely affect our customers and their ability to pay for our services. Customers encountering adverse economic conditions represent a greater potential for loss and we may be required to increase our allowance for doubtful accounts. These economic conditions and good economic and business factors could have a mutually adverse effect on or ability to execute our strategic plan.

In addition, it is not possible to predict the effects of actual or threatened terrorist attacks, efforts to combat terrorism, military action against any foreign state, heightened security requirements, or other related events. Such events, however, could negatively impact the economy and consumer confidence in the United States. Such events could impede shipping efficiency, especially at border crossings and have a materially adverse effect on our future results of operations. Moreover, our results of operations may be affected by seasonal factors. Customers tend to reduce shipments after the winter holiday season and our operating expenses tend to be higher in the winter months primarily due to colder weather, which causes higher fuel consumption from increased idle time and higher repairs and maintenance costs.

We self-insure for a significant portion of our claims exposure, which could significantly increase the volatility of, and decrease the amount of, our earnings. Our future insurance and claims expense could reduce our earnings and make our earnings more volatile. We currently self-insure for a portion of our claims exposure and accrue amounts for liabilities based on our assessment of claims that arise and our insurance coverage for the periods in which the claims arise. In general, for casualty claims for fiscal 2005, we are self-insured for the first $2.5 million of each personal injury and property damage claim and the first $100 thousand of each cargo claim. We are also responsible for a pro rata portion of legal expenses relating to such claims. We maintain a workers’ compensation plan and group medical plan for our employees with a deductible amount of $1.5 million for each workers’ compensation claim and a stop loss amount of $275,000 for each group medical claim. Because of our significant self-insured retention amounts, we have significant exposure to fluctuations in the number and severity of claims. If there is an increase in the frequency and severity of claims, or we are required to accrue or pay additional amounts if the claims prove to be more severe than originally assessed, our profitability would be adversely affected and could vary significantly from period to period.

We maintain insurance above the amounts for which we self-insure with licensed insurance carriers. Our insurance and claims expense could increase when our current coverages expire or we could raise our self-insured retention. If these expenses increase, our earnings could be materially and adversely affected.

Ongoing insurance requirements could constrain our borrowing capacity. At June 30, 2005, our revolving line of credit had a maximum borrowing limit of $40.2 million, no outstanding borrowings and outstanding letters of credit of $6.4 million. However, our borrowings may increase if we do acquisitions, finance more of our equipment under the revolving line of credit, and we do expect outstanding letters of credit to increase in the future. Outstanding letters of credit reduce the available borrowings under our credit agreement. These factors could negatively affect our liquidity should we need to increase our borrowings in the future.

We operate in a highly competitive and fragmented industry, and numerous competitive factors could impair our ability to maintain or improve our current profitability. These factors include:

❑
We compete with many other truckload carriers of varying sizes and, to a lesser extent, with less-than-truckload carriers, railroads, and other transportation companies, many of which have more equipment and greater capital resources than we do.

❑
Many of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase freight rates or maintain significant growth in our business.

❑	Many customers reduce the number of carriers they use by selecting so-called “core carriers” as approved service providers, and in some instances we may not be selected.
❑	Many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in the loss of some business to competitors.
❑	The trend toward consolidation in the trucking industry may create other large carriers with greater financial resources and other competitive advantages relating to their size.
❑	Advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments.
❑	Competition from non-asset-based logistics and freight brokerage companies may adversely affect our customer relationships and freight rates.
❑	Economies of scale that may be passed on to smaller carriers by procurement aggregation providers may improve their ability to compete with us.

We derive a significant portion of our revenue from our major customers, the loss of one or more of which could have a materially adverse effect on our business. A significant portion of our revenue is generated from our major customers. For 2005, our top 25 customers, based on revenue, accounted for approximately 38% of our revenue; and our top 10 customers, approximately 23% of our revenue. We do not expect these percentages to change materially for 2006. Generally, we do not have long term contractual relationships with our major customers, and we cannot assure you that our customers will continue to use our services or that they will continue at the same levels. For some of our customers, we have entered into multi-year contracts and we cannot be assured that the rates will remain advantageous. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

Increases in compensation or difficulty in attracting drivers could affect our profitability and ability to grow. The trucking industry experiences substantial difficulty in attracting and retaining qualified drivers, including independent contractors. Our ability to attract and retain drivers could be adversely affected by increased availability of alternative employment opportunities in an economic expansion and by the potential need for more drivers due to more restrictive driver hours-of-service requirements imposed by the U.S. Department of Transportation effective January 2004. If we are unable to continue to attract drivers and contract with independent contractors, we could be required to adjust our driver compensation package, let trucks sit idle, or operate with fewer independent contractors and face difficulty meeting shipper demands, all of which could adversely affect our growth and profitability.

Our growth may not continue at historical rates, which could adversely affect our stock price. We experienced significant growth in revenue between 2002 and 2005. There can be no assurance that our revenue growth rate will continue at historical levels or that we can effectively adapt our management, administrative, and operational systems to respond to any future growth. We can provide no assurance that our operating margins will not be adversely affected by future changes in and expansion of our business or by changes in economic conditions. Slower or less profitable growth could adversely affect our stock price.

We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on our business. Our operations are regulated and licensed by various U.S., Canadian, and Mexican agencies. Our company drivers and independent contractors also must comply with the safety and fitness regulations of the United States Department of Transportation, or DOT, including those relating to drug and alcohol testing and hours-of-service. Such matters as weight and equipment dimensions are also subject to U.S. and Canadian regulations. We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers’ hours-of-service, ergonomics, or other matters affecting safety or operating methods. Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs. Higher costs incurred by us or by our suppliers who pass the costs onto us through higher prices would adversely affect our results of operations.

Beginning in 2004, motor carriers were required to comply with several changes to DOT hours-of-service requirements that may have a positive or negative effect on driver hours (and miles) and our operations. A citizens’ advocacy group successfully petitioned the courts that the new rules were developed without driver health in mind. Pending further action by the courts or the effectiveness of new rules addressing these issues, Congress has enacted a law that extends the effectiveness of the new rules until September 30, 2005. We cannot predict whether there will be changes to the hours-of-service rules, the extent of any changes, or whether there will be further court challenges. Given this uncertainty, we are unable to determine the future effect of driver hour regulations on our operations. The DOT is also considering implementing higher safety requirements on trucks. These regulatory changes may have an adverse affect on our future profitability.

Federal, state, and local taxes comprise a significant part of our expenses. As such, we actively manage these expenses when executing our business strategy. Consequently, when we believe it is appropriate, we use a number of structures to permanently decrease our overall tax liability or to defer tax payments.

As part of our fleet upgrade and acquisition strategy we have significant ongoing capital requirements that could affect our profitability if we are unable to generate sufficient cash from operations and obtain financing on favorable terms. The truckload industry is capital intensive, and our policy of operating newer equipment requires us to expend significant amounts annually. For the past few years, we have depended on operating leases, cash from operations, and our line of credit to fund our revenue equipment. If we elect to expand our fleet in future periods, our capital needs would increase. We expect to pay for projected capital expenditures with operating leases of revenue equipment, cash flows from operations, and borrowings under our line of credit. If we are unable to generate sufficient cash from operations and obtain financing on favorable terms in the future, we may have to limit our growth, enter into less favorable financing arrangements, or operate our revenue equipment for longer periods, any of which could have a materially adverse effect on our profitability. We currently have lease residual value guarantees of approximately $70.0 million, substantially all of which are not covered by trade-in or fixed residual agreements with the equipment supplier. We are exposed to decreases in the resale value of our used equipment and we have increased exposure to issues on the growing percentage of our fleet not covered by manufacturer commitments which could have a materially adverse effect on our results of operations.

Fluctuations in the price or availability of fuel, as well as hedging activities, surcharge collection, and the volume and terms of diesel fuel purchase commitments, may increase our cost of operation, which could materially and adversely affect our profitability. Fuel is one of our largest operating expenses. Diesel fuel prices fluctuate greatly due to economic, political, and other factors beyond our control. For example, our average price for diesel fuel was $1.91 per gallon in 2005, as compared to $1.41 per gallon in 2004. Fuel is also subject to regional pricing differences and often costs more on the West Coast, where we have significant operations. From time-to-time we have used fuel surcharges, hedging contracts, and volume purchase arrangements to attempt to limit the effect of price fluctuations. Although we impose fuel surcharges on substantially all accounts, these arrangements do not fully protect us from fuel price increases and also may result in us not receiving the full benefit of any fuel price decreases. We currently do not have any fuel hedging contracts in place. If we do hedge, we may be forced to make cash payments under the hedging arrangements. Based on current market conditions we have decided to limit our hedging and purchase commitments, but we continue to evaluate such measures. The absence of meaningful fuel price protection through these measures, fluctuations in fuel pries, or a shortage of diesel fuel, could materially and adversely affect our results of operations.

We may not make acquisitions in the future, or if we do, we may not be successful in our acquisition strategy. We made eight acquisitions, including two between 2004 and 2005. Accordingly, acquisitions have provided a substantial portion of our growth. There is no assurance that we will be successful in identifying, negotiating or consummating any future acquisitions. If we fail to make any future acquisitions, our growth rate could be materially and adversely affected. Any acquisitions we undertake could involve the dilutive issuance of equity securities and/or incurring indebtedness. In addition, acquisitions involve numerous risks, including difficulties in assimilating the acquired company’s operations, the diversion of our management’s attention from other business concerns, risks of entering into markets in which we have had no or only limited direct experience, and the potential loss of customers, key employees, and drivers of the acquired company, all of which could have a materially adverse effect on our business and operating results. If we make acquisitions in the future, we cannot assure you that we will be able to successfully integrate the acquired companies or assets into our business.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties. Such laws and regulations deal with the hauling and handling of hazardous materials, fuel storage tanks, air emissions from our vehicles and facilities, and discharge and retention of storm water. We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. We also maintain underground bulk fuel storage tanks and fueling islands at two of our facilities. A small percentage of our freight consists of low-grade hazardous substances, which subjects us to a wide array of regulations. If we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, or if we are found to be in violation of applicable laws or regulations, we could be subject to liabilities that could have a materially adverse effect on our business and operating results. If we should fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123-R, Share-Based Payments, an Amendment of FASB 123 on Accounting for Stock Based Compensation. SFAS 123-R requires companies to recognize in the income statement the grant date fair value of stock options and other equity-based compensation issued to employees. SFAS 123-R is effective for most public companies with interim or annual periods beginning after June 15, 2005. We will adopt this statement effective July 1, 2005. Our adoption of SFAS 123-R will impact our results of operations by increasing salaries, wages and related expenses. The amount of the expected impact is still being reviewed by the Company.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We experience various market risks, including changes in interest rates, foreign currency exchange rates, and fuel prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes, nor when there are no underlying related exposures.

Interest Rate Risk. We are exposed to interest rate risk principally from our primary credit facility. The credit facility carries a maximum variable interest rate of either the bank’s base rate plus 0.25% or LIBOR plus 2.0%. At June 30, 2005, the interest rate for revolving borrowings under our credit facility was LIBOR plus 1.0%. At June 30, 2005, we had no variable rate term loan borrowings outstanding under the credit facility. A hypothetical 10% increase in the bank’s base rate and LIBOR would be immaterial to our net income.

Foreign Currency Exchange Rate Risk. We are subject to foreign currency exchange rate risk, specifically in connection with our Canadian operations. While virtually all of the expenses associated with our Canadian operations, such as independent contractor costs, company driver compensation, and administrative costs, are paid in Canadian dollars, a significant portion of our revenue generated from those operations is billed in U.S. dollars because many of our customers are U.S. shippers transporting goods to or from Canada. As a result, increases in the Canadian dollar exchange rate adversely affect the profitability of our Canadian operations. Assuming revenue and expenses for our Canadian operations identical to the year ended June 30, 2005 (both in terms of amount and currency mix), we estimate that a $0.01 increase in the Canadian dollar exchange rate would reduce our annual net income by approximately $208,000. In June 2000, the FASB issued SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133” which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. Derivatives that are not hedges must be adjusted to fair value through earnings. As of June 30, 2005, we had none of our currency exposure hedged. Derivative contracts had no material impact on our results of operations for the year ended June 30, 2005.

We generally do not face the same magnitude of foreign currency exchange rate risk in connection with our intra-Mexico operations conducted through our Mexican subsidiary, Jaguar, because our foreign currency revenues are generally proportionate to our foreign currency expenses for those operations. For purposes of consolidation, however, the operating results earned by our subsidiaries, including Jaguar, in foreign currencies are converted into United States dollars. As a result, a decrease in the value of the Mexican peso could adversely affect our consolidated results of operations. Assuming revenue and expenses for our Mexican operations identical to the year ended June 30, 2005 (both in terms of amount and currency mix), we estimate that a $0.01 decrease in the Mexican peso exchange rate would not have a material effect on our annual net income.

Commodity Price Risk. Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability. Fuel is subject to economic, political and market factors that are outside of our control. Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through the collection of fuel surcharges. However, fuel surcharges do not always fully offset increases in fuel prices. In addition, from time-to-time we may enter into derivative financial instruments to reduce our exposure to fuel price fluctuations. In accordance with SFAS 138, we adjust any derivative instruments to fair value through earnings on a monthly basis. As of June 30, 2005, we had none of our estimated fuel purchases hedged. Derivative contracts had no material impact on our results of operations for the year ended June 30, 2005.

Item 8.    Financial Statements and Supplementary Data

The following statements are filed with this report:

Reports of Independent Registered Public Accounting Firm - KPMG LLP;
Report of Independent Registered Public Accounting Firm - Ernst & Young, LLP
Consolidated Balance Sheets;
Consolidated Statements of Operations;
Consolidated Statements of Cash Flows;
Consolidated Statements of Stockholders' Equity;
Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Celadon Group, Inc.

We have audited the accompanying Consolidated Balance Sheet of Celadon Group, Inc. and subsidiaries as of June 30, 2005 and the related Consolidated Statements of Operations, Stockholders’ Equity, and Cash Flows for the year then ended. In connection with our audit of the Consolidated Financial Statements, we also have audited the 2005 Consolidated Financial Statement schedule listed in the Index at Item 15. These Consolidated Financial Statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Celadon Group, Inc. and subsidiaries as of June 30, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic Consolidated Financial Statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Celadon Group, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 25, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

/s/KPMG LLP

Indianapolis, Indiana
August 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Celadon Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting set forth in Item 9A of Celadon Group, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2005, that Celadon Group, Inc. and subsidiaries maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Celadon Group, Inc. and subsidiaries maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Celadon Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of Celadon Group, Inc. and subsidiaries as of June 30, 2005, and the related Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for the year then ended, and our report dated August 25, 2005, expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

/s/KPMG LLP

Indianapolis, Indiana
August 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Celadon Group, Inc.

We have audited the accompanying consolidated balance sheet of Celadon Group, Inc. as of June 30, 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years ended June 30, 2004 and June 30, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

               We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Celadon Group, Inc. at June 30, 2004 and the consolidated results of its operations and its cash flows for each of the two years ended June 30, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statement taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ERNST & YOUNG LLP

Indianapolis, Indiana
August 25, 2005

CELADON GROUP, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2005 and 2004
(Dollars in thousands)

ASSETS	2005	2004

Current assets:
Cash and cash equivalents	$11,115	$356
Trade receivables, net of allowance for doubtful accounts of $1,496 and $1,945 in 2005 and 2004, respectively	55,760	52,248
Accounts receivable - other	2,727	4,476
Prepaid expenses and other current assets	3,599	5,427
Tires in service	3,308	4,368
Deferred income taxes	2,424	1,974
Total current assets	78,933	68,849
Property and equipment	88,230	102,084
Less accumulated depreciation and amortization	30,685	40,283
Net property and equipment	57,545	61,801
Tires in service	1,739	1,875
Goodwill	19,137	16,702
Other assets	2,089	2,083
Total assets	$159,443	$151,310

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,465	$6,018
Accrued salaries and benefits	11,141	9,229
Accrued insurance and claims	10,021	7,563
Accrued independent contractor expense	1,265	2,269
Accrued fuel expense	6,104	2,466
Other accrued expenses	10,222	12,945
Current maturities of long-term debt	1,057	2,270
Current maturities of capital lease obligations	788	3,040
Income tax payable	265	2,941
Total current liabilities	45,328	48,741
Long-term debt, net of current maturities	4,239	6,907
Capital lease obligations, net of current maturities	1,260	2,277
Deferred income taxes	10,100	10,530
Minority interest	25	25
Stockholders’ equity:
Preferred stock, $1.00 par value, authorized 179,985 shares; no shares issued and outstanding	---	---
Common stock, $0.033 par value, authorized 12,000,000 shares; issued and outstanding 10,050,449 and 9,748,970 shares at June 30, 2005 and 2004, respectively	332	322
Additional paid-in capital	89,359	86,588
Retained earnings (deficit)	11,544	(1,036)
Unearned compensation on restricted stock	(711)	(689)
Accumulated other comprehensive loss	(2,033)	(2,355)
Total stockholders’ equity	98,491	82,830
Total liabilities and stockholders’ equity	$159,443	$151,310

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended June 30, 2005, 2004 and 2003
(Dollars and shares in thousands, except per share amounts)

	2005	2004	2003

Revenue:
Freight revenue	$399,656	$382,918	$355,692
Fuel surcharges	37,107	15,005	11,413
Total revenue	436,763	397,923	367,105

Operating expenses:
Salaries, wages and employee benefits	133,565	124,532	111,588
Fuel	81,517	54,019	47,592
Operations and maintenance	33,742	33,081	31,703
Insurance and claims	14,375	18,919	14,100
Depreciation, amortization and impairment charge (1)	14,870	25,779	13,818
Revenue equipment rentals	35,848	30,802	24,753
Purchased transportation	73,012	77,059	85,308
Cost of products and services sold	4,807	5,022	4,545
Professional and consulting fees	2,624	2,366	2,515
Communications and utilities	4,218	4,226	4,160
Operating taxes and licenses	8,507	8,182	7,484
General and other operating	6,270	6,865	6,805
Total operating expenses	413,355	390,852	354,371

Operating income	23,408	7,071	12,734

Other (income) expense:
Interest income	(12)	(40)	(85)
Interest expense	1,430	3,763	6,286
Other (income) expense, net	13	180	(3)
Income before income taxes	21,977	3,168	6,536
Provision for income taxes	9,397	3,443	2,948
Net income (loss)	$12,580	$(275)	$3,588

Earnings (loss) per common share:
Diluted earnings (loss) per share	$1.23	$(0.03)	$0.45
Basic earnings (loss) per share	$1.27	$(0.03)	$0.47
Average shares outstanding:
Diluted	10,228	7,986	8,035
Basic	9,905	7,986	7,688

_________________________

(1)	Includes a $9.8 million trailer impairment charge in 2004.

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30, 2005, 2004 and 2003
(Dollars in thousands)

	2005	2004	2003

Cash flows from operating activities:
Net income (loss)	$12,580	$(275)	$3,588
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,870	15,945	13,818
Impairment charge	---	9,834	---
Write-off of loan origination cost	---	---	914
Write-off of revenue equipment	---	---	1,023
Provision (benefit) for deferred income taxes	(880)	204	2,570
Provision for doubtful accounts	736	2,217	704
Restricted stock grants and stock appreciation rights	(177)	879	---
Changes in assets and liabilities:
Trade receivables	(4,248)	(7,800)	9,910
Accounts receivable - other	1,749	(922)	2,296
Tires in service	1,196	678	(758)
Prepaid expenses and other current assets	1,829	1,989	(1,793)
Other assets	258	1,385	(483)
Accounts payable and accrued expenses	3,200	6,028	1,628
Income tax payable	(2,240)	2,889	284
Net cash provided by operating activities	28,873	33,051	33,701
Cash flows from investing activities:
Purchase of property and equipment	(25,214)	(23,837)	(7,053)
Proceeds on sale of property and equipment	39,803	22,800	10,291
Purchase of minority shares of subsidiary	(1,525)	---	---
Purchase of CX Roberson and Highway Express assets, respectively	(22,700)	(3,593)	---
Net cash (used in) provided by investing activities	(9,636)	(4,630)	3,238
Cash flows from financing activities:
Proceeds from issuance of common stock	2,026	25,875	78
Proceeds of long-term debt	---	2,040	4,147
Payments on long-term debt	(7,235)	(32,866)	(23,294)
Principal payments on capital lease obligations	(3,269)	(24,202)	(17,081)
Net cash used in financing activities	(8,478)	(29,153)	(36,150)
Increase (decrease) in cash and cash equivalents	10,759	(732)	789
Cash and cash equivalents at beginning of year	356	1,088	299
Cash and cash equivalents at end of year	$11,115	$356	$1,088
Supplemental disclosure of cash flow information:
Interest paid	$1,426	$3,825	$5,299
Income taxes paid	$12,153	$270	$316
Supplemental disclosure of non-cash flow investing activities:
Lease obligation/debt incurred in the purchase of equipment	$2,444	$1,166	$286
Note payable obligation incurred in purchase of minority shares	$910	---	---

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended June 30, 2005, 2004 and 2003
(Dollars in thousands, except share amounts)

	Common Stock No. of Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock- Common	Unearned Compensation		Total Stock- Holders’ Equity

Balance at June 30, 2002	7,677,608	$257	$60,044	$(4,349)	$(1,581)	$(455)		---	$53,916

Net income	---	---	---	3,588	---	---		---	3,588
Equity adjustments for foreign currency translation, net of tax	---	---	---	---	(366)	---		---	(366)
Comprehensive income (loss)	---	---	---	3,588	(366)	---		---	3,222
Tax benefits from stock options	---	---	37	---	---	---		---	37
Exercise of incentive stock	16,155	---	11	---	---	66		---	77
Balance at June 30, 2003	7,693,763	$257	$60,092	$(761)	$(1,947)	$(389)	$	---	$57,252

Net loss	---	---	---	(275)	---	---		---	(275)
Equity adjustments for foreign currency translation, net of tax	---	---	---	---	(408)	---		---	(408)
Comprehensive loss	---	---	---	(275)	(408)	---		---	(683)
Tax benefits from stock options	---	---	247	---	---	---		---	247
Secondary stock offering	1,853,500	61	24,997	---	---	---		---	25,058
Restricted stock grants	67,800	3	824	---	---	---		(689)	138
Exercise of incentive stock options	133,907	1	428	---	---	389		---	818
Balance at June 30, 2004	9,748,970	$322	$86,588	$(1,036)	$(2,355)	$0		$(689)	$82,830

Net income	---	---	---	12,580	---	---		---	12,580
Equity adjustments for foreign currency translation, net of tax	---	---	---	---	322	---		---	322
Comprehensive income (loss)	---	---	---	12,580	322	---		---	12,902
Tax benefits from stock options	---	---	436	---	---	---		---	436
Secondary stock offering	---	---	(25)	---	---	---		---	(25)
Restricted stock grants	---	---	319	---	---	---		(22)	297
Exercise of incentive stock options	301,479	10	2,041	---	---	---		---	2,051
Balance at June 30, 2005	10,050,449	$332	$89,359	$11,544	$(2,033)	$0		$(711)	$98,491

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

(1)	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Celadon Group, Inc. (the “Company”), through its subsidiaries, provides long haul, full truckload services between the United States, Canada and Mexico. The Company’s primary trucking subsidiaries are: Celadon Trucking Services, Inc. (“CTSI”), a U.S. based company; Servicio de Transportation Jaguar, S.A. de C.V. (“Jaguar”), a Mexican based company and Celadon Canada, Inc. (“CelCan”), a Canadian based company.

TruckersB2B, Inc. (“TruckersB2B”) is an Internet based “business-to-business” membership program, owned by Celadon E-Commerce, Inc., a wholly owned subsidiary of Celadon Group, Inc.

Summary of Significant Account Policies

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Celadon Group, Inc. and its wholly and majority owned subsidiaries, all of which are wholly owned except for Jaguar in which the Company has a 75% interest. All significant intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise noted, all references to annual periods refer to the respective fiscal years ended June 30.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade receivables. The Company performs ongoing credit evaluations of its customers and does not require collateral for its accounts receivable. The Company maintains reserves which management believes are adequate to provide for potential credit losses. Uncollectible accounts receivable are written off against the reserves. Concentrations of credit risk with respect to trade receivables are generally limited due to the Company’s large number of customers and the diverse range of industries, which they represent. Accounts Receivable balances due from any single customer did not total more than 5% of the Company’s gross trade receivables at June 30, 2005.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

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

Depreciation of property and equipment and amortization of assets under capital leases is generally computed using the straight-line method and is based on the estimated useful lives (net of salvage value) of the related assets as follows:

Revenue and service equipment	3-10 years
Furniture and office equipment	4-7 years
Buildings	20 years
Leasehold improvements	Lesser of life of lease or useful life of improvement

Initial delivery costs relating to placing tractors in service, which are included in revenue and service equipment, are being amortized on a straight-line basis over the lives of the assets or in the case of leased equipment, over the respective lease term. The cost of maintenance and repairs is charged to expense as incurred.

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

Goodwill

The consolidated balance sheets at June 30, 2005 and 2004, included goodwill of acquired businesses of approximately $19.1 and $16.7 million, respectively. These amounts have been recorded as a result of business acquisitions accounted for under the purchase method of accounting. Prior to July 1, 2001, goodwill from each acquisition was generally amortized on a straight-line basis. Under SFAS No. 142, Goodwill and Other Intangible Assets, which we adopted as of July 1, 2001, goodwill is tested for impairment annually (or more often, if an event or circumstance indicates that an impairment loss has been incurred) in lieu of amortization. During the fourth quarter of fiscal 2005, we completed our most recent annual impairment test for that fiscal year and concluded that there was no indication of impairment.

Tests for impairment include estimating the fair value of our reporting units. As required by SFAS No. 142, we compare the estimated fair value of our reporting units with their respective carrying amounts including goodwill. We define a reporting unit as an operating segment. Under SFAS No. 142, fair value refers to the amount for which the entire reporting unit could be bought or sold. Our methods for estimating reporting unit values include market quotations, asset and liability fair values, and other valuation techniques, such as discounted cash flows and multiples of earnings, revenue, or other financial measures. With the exception of market quotations, all of these methods involve significant estimates and assumptions, including estimates of future financial performance and the selection of appropriate discount rates and valuation multiples.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

TruckersB2B, Inc. has purchased 2,128,345 shares of its Common Stock into treasury for $2,435,175, which is accounted for using the purchase method in accordance with SFAS 141 “Business Combinations” during fiscal 2005. See Note 2 to the Consolidated Financial Statements for further disclosure.

Insurance Reserves

The Company’s insurance program for liability, property damage, and cargo loss and damage, involves self-insurance with high retention levels. Under the casualty program, the Company is self-insured for personal injury and property damage claims for varying amounts depending on the date the claim was incurred. The Company accrues the estimated cost of the retained portion of incurred claims. These accruals are based on an evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims, the premium expense and self-insured retention levels.

Revenue Recognition

Trucking revenue and related direct cost are recognized on the date freight is delivered by the Company to the customer and collectibility is reasonably assured. Prior to commencement of shipment, the Company will negotiate an agreed upon price for services to be rendered.

TruckersB2B revenue is recognized at different times depending on the product or service purchased by the TruckersB2B member (“member”). Revenue for fuel rebates is recognized in the month the fuel was purchased by a member. The tire rebate revenue is recognized when proof-of-purchase documents are received from members. In most other programs, TruckersB2B receives commissions, royalties or transaction fees based upon percentages of member purchases. TruckersB2B records revenue under these programs when earned and it receives the necessary information to calculate the revenue.

Costs of Products and Services
Cost of products and services represents the cost of the product or service purchased or used by the TruckersB2B member. Cost of products and services is recognized in the period that TruckersB2B recognizes revenue for the respective product or service.

Advertising

Advertising costs are expensed as incurred by the Company. Advertising expenses for fiscal 2005, 2004, and 2003 were $1.3 million, $1.3 million, and $1.0 million, respectively, and are included in salaries, wages and employee benefits and general, administrative and selling expenses in the Consolidated Statements of Operations.

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

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

Accounting for Derivatives

The Company from time-to-time will enter into derivative financial instruments to reduce exposure to fuel and currency price fluctuations. In June 2000, the Financial Accounting Standards Board (“FASB”) issued SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133.” SFAS 138 requires that all derivative instruments be recorded on the balance sheet at their respective fair values. In accordance with SFAS 138, the Company adjusts our derivative instruments to fair value through earnings on a monthly basis.

Earnings per Share (“EPS”)

The Company applies the provisions of the FASB SFAS No. 128, “Earnings per Share”, which requires companies to present basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method. Common stock options totaling 449,000 were not included in the diluted EPS computation for 2004 because the options were anti-dilutive.

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

SFAS 123, “Accounting for Stock-Based Compensation,” and SFAS 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” requires presentation of pro forma net income and earnings per share if the Company had accounted for its employee stock options granted subsequent to June 30, 1995 under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period. Under the fair value method, the Company’s net income (in thousands) and earnings per share would have been:

	2005		2004		2003

Net income (loss), as reported	$12,580		$(275)		$3,588
Stock-based compensation expense (net of tax)	228		404		773
Adjusted net income (loss), pro forma	$12,352		$(679)		$2,815

Basic and diluted income (loss) per share:
Diluted earnings (loss) per share, as reported	$1.23		$(0.03)		$0.45
Stock-based compensation expense (net of tax) per share	$0.02		$0.06		$0.10
Adjusted diluted earnings (loss) per share, pro forma	$1.21	(1)	$(0.09)	(2)	$0.35	(1)

(1)	Adjusted basic earnings per share was $1.25 in fiscal 2005, and $0.37 in fiscal 2003.
(2)	Fiscal 2004 does not include the anti-dilutive effect of 449 thousand stock options and other incremental shares.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

Foreign Currency Translation

Foreign financial statements are translated into U.S. dollars in accordance with SFAS 52, “Foreign Currency Translation.” Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at year-end exchange rates. Income statement accounts are translated at the average exchange rate prevailing during the year. Resulting translation adjustments are included in other comprehensive income.

Reclassifications

Certain reclassifications have been made to the 2004 and 2003 financial statements in order to conform to the 2005 presentation.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123-R, Share-Based Payments, an Amendment of FASB 123 on Accounting for Stock Based Compensation. SFAS 123-R requires companies to recognize in the income statement the grant date fair value of stock options and other equity-based compensation issued to employees. SFAS 123-R is effective for most public companies with interim or annual periods beginning after June 15, 2005. We will adopt this statement effective July 1, 2005. Our adoption of SFAS 123-R will impact our results of operations by increasing salaries, wages and related expenses. The amount of the expected impact is still being reviewed by the Company.

(2)	ACQUISITIONS

On January 14, 2005, the Company purchased certain assets consisting of approximately 370 tractors and 670 van trailers of CX Roberson, Inc. (“Roberson”) for approximately $22.7 million. The Company used borrowings under its existing credit facility to fund the transaction. The transaction did not include Roberson’s flatbed business and related assets. The purchase price was allocated to the revenue equipment based on an independent appraisal of the equipment.

The Company plans to retain approximately 200 of the newest acquired tractors and 200 of the newest acquired trailers, and to dispose of the balance of the acquired revenue equipment. Net of proceeds of dispositions, the Company expects its investment in the former Roberson equipment to be approximately $12.5 million. Following the acquisition, employment was offered to approximately 320 of Roberson's drivers, and over 220 of those drivers accepted employment.

In August 2003, the Company acquired certain assets of Highway Express, Inc. (“Highway”). The results of operations of Highway from August 1, 2003 are included in the Company’s financial statements for fiscal 2004. The Company assigned values to the acquired assets of Highway consisting primarily of $8.6 million of property and equipment, $2.4 million of trade receivables and $0.4 million of cash. The purchase price of approximately $11.4 million was paid using cash generated from operations and the secondary offering. Highway’s revenue for fiscal 2002 was approximately $27.0 million.

In fiscal 2005, TruckersB2B, Inc. has purchased 2,013,276 shares of its Common Stock into treasury for $2,435,000. An 18-month note payable for $910,000 was issued with the difference settled in cash. Celadon Group, Inc. and subsidiaries own 100% of the outstanding shares of TruckersB2B, Inc. The $2,435,000 of TruckersB2B treasury stock is accounted for using the purchase method in accordance with SFAS 141 “Business Combinations.”

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

(3)    PROPERTY, EQUIPMENT AND LEASES

Property, Equipment and Revenue Equipment

Property and equipment consists of the following (in thousands):

	2005	2004
Revenue equipment owned	$59,480	$66,182
Revenue equipment under capital leases	8,190	17,390
Furniture and office equipment	4,047	3,134
Land and buildings	13,439	12,814
Service equipment	1,011	757
Leasehold improvements	2,063	1,807
	$88,230	$102,084

Included in accumulated depreciation was $3.0 million and $6.6 million in 2005 and 2004, respectively, related to revenue equipment under capital leases. Depreciation and amortization expense relating to property and equipment owned and revenue equipment under capital leases, including gains (losses) on disposition of equipment and impairment of trailers, was $14.9 million in 2005, $25.8 million in 2004 and $13.8 million in 2003.

Impairment of Equipment

In September 2003, the Company initiated a plan to dispose of approximately 1,600 trailers and recognized a pre-tax impairment charge of $9.8 million based on comparison of net book value and estimated fair market value by make, model year, and trailer length. The pre-tax impairment charge consisted of a write-down of revenue equipment by $8.4 million (net of accumulated depreciation), a write-off of tires in-service of $0.9 million and an accrual for costs of disposal of $0.5 million. The Company disposed of these trailers, including all 48-foot trailers in addition to 53-foot trailers over 9 years old, due to shipper compatibility issues. The majority of the Company’s customers require 53-foot trailers. The disposal of 48-foot trailers from the Company fleet has reduced logistical issues with customers requiring a 53-foot trailer. The Company replaced approximately 1,600 trailers with 1,300 new 53-foot trailers. This change in the fleet increased operating efficiencies and reduced out-of-route miles.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

(4)    LEASE OBLIGATIONS AND LONG-TERM DEBT AND STOCKHOLDERS’ EQUITY

Lease Obligations

The Company leases certain revenue and service equipment under long-term lease agreements, payable in monthly installments with interest at rates ranging from 4.8% to 7.5% per annum, maturing at various dates through 2011.

The Company leases warehouse and office space under noncancellable operating leases expiring at various dates through September 2021. Certain leases contain renewal options.

Future minimum lease payments relating to capital leases and to operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

Year ended June 30	Capital Leases	Operating Leases

2006	$879	$51,142
2007	510	45,336
2008	147	38,437
2009	147	18,912
2010	147	19,976
Thereafter	472	34,621
Total minimum lease payments	$2,303	$208,424
Less amounts representing interest	255
Present value of net minimum lease payments	$2,048
Less current maturities	788
Non-current portion	$1,260

The Company is obligated for lease residual value guarantees of $70.6 million, with $9.8 million due in the first year. The guarantees are included in the future minimum lease payments above. To the extent the expected value at lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term.

Total rental expense for operating leases is as follows (in thousands):

	2005	2004	2003
Revenue and service equipment	$35,848	$30,802	$24,753
Office facilities and terminals	2,298	2,297	2,124
	$38,146	$33,099	$27,966

Long-Term Debt

The Company’s outstanding borrowings consist of the following at June 30 (in thousands):

	2005		2004
Outstanding amounts under Credit Agreement (collateralized by certain trade receivables and revenue equipment)	$	---	$6,017
Other borrowings		5,296	3,160
		5,296	9,177
Less current maturities		1,057	2,270
Non-current portion		$4,239	$6,907

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

Lines of Credit

The Company has a $55.0 million banking facility (“Credit Agreement”) with Fleet Capital Corporation, Fleet Capital Canada Corporation and several other lenders named in the Loan Agreement. The arrangement includes a $44.2 million revolving loan and a $10.8 million term loan. The Company’s Credit Agreement expires in September 2005 (fiscal 2006). Interest is based, at the Company’s option, upon either the bank’s base rate as defined in the Credit Agreement plus a margin ranging from 0.0% to 0.25% or the London Interbank Offered Rate plus a margin ranging from 1.0% to 2.0% depending upon performance by the Company. At June 30, 2005, the interest rate charged on outstanding borrowings was 6.25%. In addition, the Company pays a commitment fee of .25% on the unused portion of the Credit Agreement. As of June 30, 2005, there were no amounts outstanding on the term loan or the revolving loan.

Amounts available under the Credit Agreement are determined based upon the Company’s borrowing base, as defined. In addition, there are certain covenants, which restrict, among other things, the payment of cash dividends, annual capital expenditures, and annual lease payments, and requires the Company to maintain a minimum fixed charge coverage ratio along with certain financial ratios and certain other financial conditions. Such borrowings are secured by a significant portion of the Company’s assets, primarily trade receivables.

Other Borrowings

Other borrowings consist primarily of mortgage debt financing and notes payable for equipment purchase, which are collateralized by the equipment. At June 30, 2005, the interest rate charged on outstanding borrowings ranged from 6.7% to 7.5%.

Maturities of long-term debt for the years ending June 30 are as follows (in thousands):

2006	$1,057
2007	544
2008	2,631
2009	455
2010	609
Thereafter	---
$5,296

Stockholders’ Equity

In the fourth quarter of fiscal 2004, we issued 1.85 million shares of our common stock in a public offering. The stock issuance resulted in net proceeds to us of approximately $25.1 million. We used the proceeds to repay all amounts outstanding under our revolving credit facility. The balance of the net proceeds were used to pay off debt and leases related to equipment.

(5)    EMPLOYEE BENEFIT PLANS

401(k) Profit Sharing Plan

The Company has a 401(k) profit sharing plan, which permits U.S. employees of the Company to contribute up to 50% of their annual compensation, up to certain Internal Revenue Service limits, on a pretax basis. The contributions made by each employee are fully vested immediately and are not subject to forfeiture. The Company makes a discretionary matching contribution of up to 50% of the employee’s contribution up to 5% of their annual compensation. The aggregate Company contribution may not exceed 5% of the employee’s compensation. Employees vest in the Company’s contribution to the plan at the rate of 20% per year from the date of employee anniversary. Contributions made by the Company during 2005, 2004 and 2003 amounted to $403 thousand, $374 thousand, and $281 thousand, respectively.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

(6)    STOCK PLANS

Stock Options - Celadon Group, Inc.

The Company has Stock Option Plans (“Plan”) which provide for the granting of stock options, stock appreciation rights and restricted stock awards to purchase not more than 1,350,000 shares of Common Stock, subject to adjustment under certain circumstances, to select management, key employees, and directors of the Company and its subsidiaries. The options have a six-month to three-year vesting period.

In fiscal 2005 and 2004 respectively, the Company granted 10,000 and 57,800 restricted stock awards to senior management at $19.45 and $12.20. These grants vest over four years contingent upon the Company meeting certain financial targets. In determining whether these targets were met for fiscal 2004, the Company’s Board of Directors excluded the impact of a $9.8 million pretax trailer impairment charge, outstanding stock appreciation rights, and the increased dilution resulting from the Company’s secondary stock offering. These grants are valued at $1.1 million at June 30, 2005 and the portion that has not vested is accounted for in unearned compensation of restricted stock in equity. Compensation expense of $435 thousand and $138 thousand has been recognized in salaries, wages and employee benefits for the year ended June 30, 2005 and 2004, respectively.

The weighted-average per share fair value of the individual options granted during fiscal 2005 and 2004 for Celadon is estimated as $8.43 and $8.84, respectively on the date of grant.

The fair values of Celadon option grants for 2005 and 2004 were determined using a Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003
Dividend yield	0	0	0
Volatility	37.4%	51.7%	59.9%
Risk-free interest rate	3.77%	2.88%	1.95%
Forfeiture rate	0.0%	0.0%	0.0%
Expected life	7 years	7 years	7 years

Stock option activity for Celadon is summarized below:

	Shares of Common Stock Attributable To Options	Weighted Average Exercise Price of Options
Unexercised at June 30, 2002	970,351	$6.46
Granted	16,000	$8.00
Exercised	(16,155)	$4.77
Forfeited	(13,276)	$8.21
Unexercised at June 30, 2003	956,920	$6.68
Granted	16,000	$15.93
Exercised	(133,907)	$6.11
Forfeited	(25,831)	$13.21
Unexercised at June 30, 2004	813,182	$6.55
Granted	12,000	$18.30
Exercised	(301,479)	$7.46
Forfeited	(1,250)	$3.84
Unexercised at June 30, 2005	522,453	$6.47

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

The following table summarizes information concerning outstanding and exercisable Celadon options at June 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0-$5	203,953	5.77	$3.42	203,953	$3.42
$5-$10	246,500	5.90	$6.91	246,500	$6.91
$10-$15	44,000	2.62	$11.52	44,000	$11.52
$15-$20	28,000	9.27	$16.95	16,000	$15.93

Celadon stock options exercisable at June 30, 2005, 2004 and 2003 were 510,453, 705,766 and 713,368, respectively.

Stockholder Rights Plan

On June 28, 2000, the Company’s Board of Directors approved a Stockholder Rights Plan whereby, on July 31, 2000, common stock purchase rights (“Rights”) were distributed as a dividend at the rate of one Right for each share of the Company’s common stock held as of the close of business on July 20, 2000. The Rights will expire on July 18, 2010. Under the plan, the Rights will be exercisable only if triggered by a person or group’s acquisition of 15% or more of the Company’s common stock. Each right, other than Rights held by the acquiring person or group, would entitle its holder to purchase a specified number of the Company’s common shares for 50% of their market value at that time.

Following the acquisition of 15% or more of the Company’s common stock by a person or group, the Board of Directors may authorize the exchange of the Rights, in whole or in part, for shares of the Company’s common stock at an exchange ratio of one share for each Right, provided that at the time of such proposed exchange no person or group is then the beneficial owner of 50% or more of the Company’s common stock.

Unless a 15% acquisition has occurred, the Rights may be redeemed by the Company at any time prior to the termination date of the plan.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

(7)    EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators used in computing earnings per share (in thousands):
	2005	2004	2003

Income (loss) available to common shareholders	$12,580	$(275)	$3,588
Basic earnings (loss) per share:
Weighted - average number of common shares outstanding	9,905	7,986	7,688
Basic earnings (loss) per share	$1.27	$(0.03)	$0.47

Diluted earnings (loss) per share:
Weighted - average number of common shares outstanding	9,905	7,986	7,688
Effect of stock options and other incremental shares	323	---	347
Weighted-average number of common shares outstanding - diluted	10,228	7,986	8,035
Diluted earnings (loss) per share	$1.23	$(0.03)	$0.45

Diluted loss per share for fiscal year 2004 does not include the anti-dilutive effect of 449 thousand stock options and other incremental shares, respectively.

(8)    RELATED PARTY TRANSACTIONS

In October 2001, the Company sold 103,850 shares of treasury stock to non-executive members of management. The Company granted loans totaling $449,000 to the non-executive management with a 5-year term. As of June 30, 2005, approximately $15,000 of the aforementioned loans remained outstanding.

(9)	COMMITMENTS AND CONTINGENCIES

The Company has outstanding commitments to purchase approximately $90.1 million of revenue equipment at June 30, 2005, which will be financed utilizing long-term lease agreements.

Standby letters of credit, not reflected in the accompanying consolidated financial statements, aggregated approximately $6.4 million at June 30, 2005.

The Company has employment and consulting agreements with various key employees providing for minimum combined annual compensation over the next three fiscal years of $712 thousand in fiscal 2006, $158 thousand in fiscal 2007, $139 thousand in fiscal 2008, and $77 thousand in fiscal 2009.

During fiscal 2004, the Company received approximately $4.4 million in fuel tax refunds relating to prior periods. The Company recognized $3.1 million as a reduction in fuel expense during the period. The balance was settled in fiscal 2005.

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

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

The Company is a party to routine litigation incidental to its business, primarily involving claims for bodily injury and cargo or other property damage or loss incurred in the transportation of freight. In fiscal 2005, the Company is self-insured on auto liability claims, in the United States and Canada, for the first $2.5 million dollars of an accident claim. In the fourth quarter of fiscal 2004, the Company incurred one significant accident, which was accrued for the maximum exposure. The Company is also responsible for administrative expenses, for each occurrence involving personal injury or property damage. The Company is also self-insured for the full amount of all physical damage losses, for workers compensation losses up to $1.5 million per claim, and for cargo claims up to $100 thousand per shipment. Subject to these self-insured retention amounts, our current workers’ compensation policy provides coverage up to a maximum per claim amount of $10.0 million, and our current cargo loss and damage coverage provides coverage up to $1.0 million per shipment. The Company maintains separate insurance in Mexico consisting of bodily injury and property damage coverage with acceptable deductibles. Management believes its uninsured exposure is reasonable for the transportation industry, based on previous history. Consequently, the Company does not believe that the litigation and claims experienced will have a material impact on our consolidated financial position or results of operations.

Shortages of fuel, increases in fuel prices or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. The Company cannot predict whether high fuel price levels will continue in the future or the extent to which fuel surcharges will be collected to offset such increases. During the years ended June 30, 2005, 2004, and 2003, the Company had no material expense on futures contracts and commodity collar transactions which is included in fuel expense.

(10)    INCOME TAXES

The income tax provision for operations in 2005, 2004 and 2003 consisted of the following (in thousands):

	2005	2004	2003
Current:
Federal	$8,324	$2,484	$	---
State and local	1,364	256		74
Foreign	589	376		(302)
Total Current	10,277	3,116		(228)
Deferred:
Federal	(561)	730		2,226
State and local	(197)	75		409
Foreign	(122)	(478)		541
Total Deferred	(880)	327		3,176
Total	$9,397	$3,443		$2,948

No provision is made for U.S. federal income taxes on undistributed earnings of foreign subsidiaries of approximately $2.2 million at June 30, 2005, as management intends to permanently reinvest such earnings in the Company’s operations in the respective foreign countries where earned. Included in the consolidated income before income taxes is income of approximately $3.0 million generated from foreign operations in fiscal 2005.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

The Company’s income tax expense varies from the statutory federal tax rate of 35% to income before income taxes as follows (in thousands):

	2005	2004	2003

Computed “expected” income tax expense	$7,693	$1,109	$2,288
State taxes, net of federal benefit	759	215	391
Non-deductible expenses	1,057	1,252	314
Settlement of IRS audit	---	993	---
Other, net	(112)	(126)	(45)
Actual income tax expense	$9,397	$3,443	$2,948

The Company has reached final settlements with the Internal Revenue Service related to all of the audits of the Company’s consolidated federal income tax returns through fiscal year June 30, 2001. As a result of the settlement, Celadon reduced deferred tax asset by $993 thousand against its deferred tax asset for net operating loss carry forward during fiscal year 2004.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2005 and 2004 consisted of the following (in thousands):

	2005	2004
Deferred tax assets:
Allowance for doubtful accounts	$440	$595
Insurance reserves	1,797	1,906
Net operating loss carryforwards	---	1,315
Alternative minimum tax credit carryforward	---	635
Other	1,562	503
Total deferred tax assets	$3,799	$4,954

Deferred tax liabilities:
Property and equipment	$(6,140)	$(7,448)
Goodwill	(1,728)	(1,304)
Capital leases	(1,194)	(2,122)
Other	(2,413)	(2,636)
Total deferred tax liabilities	$(11,475)	$(13,510)

Net current deferred tax assets	$2,424	$1,974
Net non-current deferred tax liabilities	(10,100)	(10,530)
Total net deferred tax liabilities	$(7,676)	$(8,556)

As of June 30, 2005, the Company had no operating loss carry forwards.

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

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

	Fiscal year ended June 30, (Dollars in thousands)
	2005	2004	2003
Total revenues
Transportation	$428,936	$389,813	$359,883
E-Commerce	7,827	8,110	7,222
	436,763	397,923	367,105
Operating income
Transportation	21,846	5,558	11,522
E-Commerce	1,562	1,513	1,212
	23,408	7,071	12,734
Depreciation and amortization
Transportation	14,856	25,722	13,750
E-Commerce	14	57	68
	14,870	25,779	13,818
Interest income
Transportation	12	40	85

Interest expense
Transportation	1,353	3,684	6,127
E-Commerce	77	79	159

Income before taxes
Transportation	20,492	1,734	5,484
E-Commerce	1,485	1,434	1,052
	21,977	3,168	6,536
Goodwill
Transportation	16,702	16,702	16,702
E-Commerce	2,435	---	---
	19,137	16,702	16,702
Total assets
Transportation	156,597	149,824	160,970
E-Commerce	2,846	1,486	1,103
	159,443	151,310	162,073

Special charges included in segment profit loss
Trailer impairment charge (Transportation)	---	9,834	---
Re-financing of debt (Transportation)	---	---	914

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

Information as to the Company’s operations by geographic area is summarized below: (in thousands). The Company allocates total revenue based on the country of origin of the tractor hauling the freight.

	2005	2004	2003
Total revenue:
United States	$357,621	$322,961	$301,492
Canada	57,297	55,580	47,524
Mexico	21,845	19,382	18,089
Total	$436,763	$397,923	$367,105

Long lived assets:
United States	$70,822	$55,798	$65,860
Canada	4,891	4,698	9,337
Mexico	4,797	1,305	1,770
Total	$80,510	$61,801	$76,967

The Company’s largest customer is DaimlerChrysler, which accounted for approximately 5%, 9%, and 12% of the Company’s total revenue for fiscal 2005, 2004 and 2003, respectively. The Company transports DaimlerChrysler original equipment automotive parts primarily between the United States and Mexico and Daimler Chrysler after-market replacement parts and accessories within the United States. The Company’s agreement with DaimlerChrysler is an agreement for international freight with the Chrysler division, which expires in October 2006. No other customer accounted for more than 5% of the Company’s total revenue during any of its three most recent fiscal years.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

(12)    SELECTED QUARTERLY DATA (Unaudited)

Summarized quarterly data for fiscal 2005 and 2004 follows (in thousands except per share amounts):

	Fiscal Year 2005
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

Total revenues	$104,393	$106,871	$108,533	$116,967
Operating expenses	99,074	101,601	103,209	109,471

Operating income	5,319	5,270	5,324	7,496
Other expense, net	323	366	413	330

Income before taxes	4,996	4,904	4,911	7,166
Income tax expense	2,245	2,130	2,169	2,853

Net income	$2,751	$2,774	$2,742	$4,313

Basic income per share	$0.28	$0.28	$0.27	$0.44
Diluted income per share	$0.27	$0.27	$0.27	$0.42

	Fiscal Year 2004
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

Total revenues	$95,651	$97,137	$98,822	$106,313
Operating expenses (1)	101,561	93,084	94,913	101,294

Operating income (loss)	(5,910)	4,053	3,909	5,019
Other expense, net	1,156	1,020	1,074	653

Income (loss) before taxes	(7,066)	3,033	2,835	4,366
Income tax expense (benefit)	(1,526)	1,507	1,464	1,998

Net income (loss)	$(5,540)	$1,526	$1,371	$2,368

Basic income (loss) per share	$(0.72)	$0.20	$0.18	$0.28
Diluted income (loss) per share	$(0.72)	$0.19	$0.17	$0.26
_________________________
(1)	Includes $9.8 million trailer impairment charge in the first quarter and a $3.1 million tax refund in the fourth quarter.

SCHEDULE I

CELADON GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS

Years ended June 30, 2005, 2004 and 2003

	Balance at	Charged to				Balance at
	Beginning	Costs and				End of
Description	Of Period	Expenses	Deductions			Period

Year ended June 30, 2003:

Allowance for doubtful accounts	$940,122	$704,155	$579,519	(a	)	$1,064,758

Reserves for claims payable as self insurer	$4,391,904	$6,905,684	$6,125,336	(b	)	$5,172,252

Year ended June 30, 2004:

Allowance for doubtful accounts	$1,064,758	$959,771	$742,314	(a	)	$1,282,215

Reserves for claims payable as self insurer	$5,172,252	$12,938,284	$10,376,949	(b	)	$7,733,587

Year ended June 30, 2005:

Allowance for doubtful accounts	$1,282,215	$736,130	$522,132	(a	)	$1,496,213

Reserves for claims payable as self insurer	$7,733,587	$9,253,706	$7,969,994	(b	)	$9,017,299

(a)	Represents accounts receivable write-offs.
(b)	Represents claims paid.

Item 9
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting or financial disclosure within the last three fiscal years.
item9a
Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us and our consolidated subsidiaries is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of June 30, 2005, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers and affected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

❑	Pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
❑
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

❑	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) an Internal Control-Integrated Framework.

Based on its assessment, management believes that, as of June 30, 2005, our internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of June 30, 2005, has been audited by KPMG LLP, the independent registered public accounting firm who also audited our consolidated financial statements. KPMG LLP’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears on page 30 herein.

Design and Changes in Internal Control over Financial Reporting

The design, monitoring, and revision of the system of internal accounting controls involves, among other things, management’s judgments with respect to the relative cost and expected benefits of specific control measures.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
item10
Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item, with the exception of the Code of Ethics disclosure below, is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2005 Annual Meeting of Stockholders.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics was filed as Exhibit 14 to our Annual Report on Form 10-K for the year ended June 30, 2003, filed with the SEC on September 19, 2003.
item10
Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2005 Annual Meeting of Stockholders.
item10
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item, is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2005 Annual Meeting of Stockholders. The following table provides certain information as of June 30, 2005, with respect to our compensation plans and other arrangements under which shares of our common stock are authorized for issuance.

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of June 30, 2005:

Plan Category	(a) Number of securities issued upon exercise of outstanding options warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	700,072	$6.47	107,319
Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable

Item 13.   Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2005 Annual Meeting of Stockholders.

Item 14.   Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2005 Annual Meeting of Stockholders.

PART IV
item10
Item 15.	Exhibits, Financial Statement Schedule.

Page Number of Annual Report on Form 10-K
(a) List of Documents filed as part of this Report

(1) Financial Statements

Reports of Independent Registered Public Accounting Firm - KPMG LLP	29, 30

Report of Independent Registered Public Accounting Firm - Ernst & Young LLP	31

Consolidated Balance Sheets	32

Consolidated Statements of Operations	33

Consolidated Statements of Cash Flows	34

Consolidated Statements of Stockholders’ Equity	35

Notes to Consolidated Financial Statements	36

(2) Financial Statement Schedule

Schedule I - Valuation and Qualifying Accounts.	52

(3) Exhibits (Numbered in accordance with Item 601 of Regulation S-K).

3.1
Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Registration No. 33-72128, filed with the SEC on November 24, 1993.)

3.2
Certificate of Amendment of Certificate of Incorporation dated February 2, 1995 decreasing aggregate number of authorized shares to 12,179,985. (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995, filed with the SEC on December 1, 1995.)

3.3
Certificate of Designation for Series A Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, filed with the SEC on September 28, 2000.)

3.4	By-laws. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Registration No. 33-72128, filed with the SEC on November 24, 1993.)
4.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Registration No. 33-72128, filed with the SEC on November 24, 1993.)
4.2
Certificate of Amendment of Certificate of Incorporation dated February 2, 1995 decreasing aggregate number of authorized shares to 12,179,985. (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995, filed with the SEC on December 1, 1995.)

4.3
Certificate of Designation for Series A Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, filed with the SEC on September 28, 2000.)

4.4
Rights Agreement, dated as of July 20, 2000, between Celadon Group, Inc. and Fleet National Bank, as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, filed with the SEC on July 20, 2000.)

4.5	By-laws. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Registration No. 33-72128, filed with the SEC on November 24, 1993.)
10.1	Celadon Group, Inc. 1994 Stock Option Plan. (Incorporated by reference to Exhibit B to the Company’s Proxy Statement on Schedule 14A, filed with the SEC October 17, 1997.) *
10.2
Employment Contract dated January 21, 1994 between the Company and Stephen Russell. (Incorporated by reference to Exhibit 10.43 to the Company’s Registration Statement on Form S-1, Registration No. 33-72128, filed with the SEC on November 24, 1993.) *

10.3
Amendment dated February 12, 1997 to Employment Contract dated January 21, 1994 between the Company and Stephen Russell. (Incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed with the SEC on September 12, 1997.)

10.4	Celadon Group, Inc. Non-Employee Director Stock Option Plan. (Incorporated by reference to Exhibit A to the Company’s Proxy Statement on Schedule 14A, filed with the SEC on October 14, 1997.) *
10.5
Amendment No. 2 dated August 1, 1997 to Employment Contract dated January 21, 1994 between the Company and Stephen Russell. (Incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 11, 1998.) *

10.6
Rights Agreement, dated as of July 20, 2000, between Celadon Group, Inc. and Fleet National Bank, as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, filed with the SEC on July 20, 2000.)

10.7
Amendment No. 3 dated July 26, 2000 to Employment Contract dated January 21, 1994 between the Company and Stephen Russell. (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on September 30, 2002.) *

10.8
Amendment No. 4 dated April 4, 2002 to Employment Contract dated January 21, 1994 between the Company and Stephen Russell. (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on September 30, 2002.) *

10.9
Separation Agreement dated March 3, 2000 between the Company and Paul A. Will. (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on September 30, 2002.) *

10.10
Amendment dated September 30, 2001 to Separation Agreement between the Company and Paul A. Will dated March 3, 2000. (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on September 30, 2002.) *

10.11
Separation Agreement dated March 2, 2000 between the Company and David Shatto. (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the SEC on September 30, 2002.) *

10.12
Amendment dated September 30, 2001 to Separation Agreement between the Company and David Shatto dated March 2, 2000. (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the SEC on September 30, 2002.) *

10.13
Loan and Security Agreement dated September 26, 2002 among the Company, certain of its subsidiaries, Fleet Capital Corporation, Fleet Capital Canada Corporation and certain other lenders. (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed with the SEC on September 30, 2002.)

10.14
Waiver and First Amendment to Loan and Security Agreement dated January 31, 2003 among the Company, certain of its subsidiaries, Fleet Capital Corporation, Fleet Capital Canada Corporation and certain other lenders. (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the SEC on September 19, 2003.)

10.15
Waiver and Second Amendment to Loan and Security Agreement dated April 24, 2003 among the Company, certain of its subsidiaries, Fleet Capital Corporation, Fleet Capital Canada Corporation and certain other lenders. (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on September 19, 2003.)

10.16
Third Amendment to Loan and Security Agreement dated August 21, 2003 among the Company, certain of its subsidiaries, Fleet Capital Corporation, Fleet Capital Canada Corporation and certain other lenders. (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the SEC on September 19, 2003.)

10.17
Amendment No. 5 dated November 20, 2002 to Employment Contract dated January 21, 1994 between the Company and Stephen Russell. (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on September 19, 2003.) *

10.18
Letter of Understanding and Mutual Agreement dated July 9, 2001 between the Company and Sergio Hernandez Aranda. (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K/A filed with the SEC on May 18, 2004.) *

10.19
Fourth Amendment to Loan and Security Agreement dated January 16, 2004 among the Company, certain of its subsidiaries, Fleet Capital Corporation, Fleet Capital Canada Corporation and certain other lenders. (Incorporated by reference to Exhibit 10.21 to the Company’s 10-Q filed with the SEC on April 29, 2004.)

10.20
Fifth Amendment to Loan and Security Agreement dated May 20, 2004 among the Company, certain of its subsidiaries, Fleet Capital Corporation, Fleet Capital Canada Corporation and certain other lenders. (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on September 13, 2004.)

10.21
Sixth Amendment to Credit Agreement, dated September 21, 2004, among the Company, certain of its subsidiaries, Fleet Capital Corporation, Fleet Capital Canada Corporation, and certain other lenders. (Incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2004.)

10.22
Asset Purchase Agreement dated January 14, 2005, by and among PFT Roberson, Inc., CX Roberson, Inc., and Celadon Trucking Services, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s report on Form 8-K filed January 21, 2005.)

14
Celadon Group, Inc. Code of Business Conduct and Ethics adopted by the Company on April 30, 2003. (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on September 19, 2003.)

21	Subsidiaries. #
23.1	Consent of Registered Independent Accounting Firm - KPMG, LLP. #
23.2	Consent of Registered Independent Accounting Firm - Ernst & Young, LLP. #
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company’s Chief Executive Officer. #
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company’s Chief Financial Officer. #
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company’s Chief Executive Officer. #
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company’s Chief Financial Officer. #

_______________________

*	Management contract or compensatory plan or arrangement.
#	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this August 26, 2005.

Celadon Group, Inc.

By:	/s/ Stephen Russell
Stephen Russell Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	Chairman of the Board and	August 26, 2005
/s/ Stephen Russell	Chief Executive Officer
(Stephen Russell)	(Principal Executive Officer)

/s/ Paul A. Will	Chief Financial Officer, Treasurer, and	August 26, 2005
(Paul A. Will)	Asst. Secretary (Principal Financial and Accounting Officer)

/s/ Paul A. Biddelman	Director	August 26, 2005
(Paul A. Biddelman)

/s/ Michael Miller	Director	August 26, 2005
(Michael Miller)

/s/ Anthony Heyworth	Director	August 26, 2005
(Anthony Heyworth)