Form 10-K/A
period 2005-06-30
CELADON GROUP INC
filed 2005-10-28
CIK 865941

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
Yes[    ] No [X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [    ] No [X]

On December 31, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock ($0.033 par value) held by non-affiliates (8,984,677) was approximately $199.9 million, based upon the reported last sale price of the common stock on that date. The exclusion from such amount of the market value of shares of common stock owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.

The number of outstanding shares of the registrant’s common stock as of the close of business on October 27, 2005 was 10,083,782.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of Celadon Group, Inc. (the “Company”) for the year ended June 30, 2005, reflects the addition of information required by Items 10, 11, 12, 13, and 14 of Part III and Item 15(c) of Part IV of Form 10-K. Other than these items, none of the information contained in the Company’s Form 10-K filed on August 26, 2005, has been amended or restated.

Documents and Location

PART III

PART IV
Item 15	Exhibits and Financial Statement Schedules	Page 17
(b) Exhibits

PART III

Item 10. Directors and Executive Officers of the Registrant

At present, the Board of Directors of Celadon Group, Inc., (the “Company”) is comprised of four members. However, throughout most of the fiscal year ended June 30, 2005, the Board of Directors had five members. John Kines previously occupied a fifth position on the Board of Directors. Mr. Kines joined the Company’s Board of Directors in the year 2000, and served as a director until his death in June 2005. Mr. Kines was an outstanding person that was passionate about his role as a director and committed to the Company. Mr. Kines also served on the audit and compensation committees. The Board of Directors has chosen not to fill the resulting vacancy at this time.

Information Concerning Directors and Executive Officers

Information concerning the names, ages, positions with the Company, tenure as a director and business experience of current directors and other executive officers is set forth below. All references to experience with the Company include positions with our operating subsidiary, Celadon Trucking Services, Inc., a New Jersey corporation. All executive officers are elected annually by the Board of Directors.

Name	Age	Position	Director Since

Stephen Russell	65	Chairman of the Board and Chief Executive Officer	1986
Thomas Glaser	55	President and Chief Operating Officer	N/A
Paul Will	39	Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary	N/A
Kenneth Core	55	Vice President and Secretary	N/A
Sergio Hernandez	47	Vice President - Mexico	N/A
Paul Biddelman(1)(2)(3)	59	Director of the Company	1992
Michael Miller(2)(3)	60	Director of the Company	1992
Anthony Heyworth(2)	61	Director of the Company	1999

(1)	Lead Outside Director
(2)	Members of the Audit Committee
(3)	Members of the Compensation Committee

Stephen Russell has been our Chairman of the Board and Chief Executive Officer since the Company’s inception in July 1986, and served as the Company’s President from September 2000 to October 2004. He is also a director of the Truckload Carriers Association and the Executive Committee of the American Trucking Associations. Mr. Russell is a director of Star Gas

Corporation, the General Partner of Star Gas L.P. Mr. Russell has been a member of the Board of Advisors of the Cornell University Johnson Graduate School of Management since 1983 and is a member of the Board of the Indiana Heart Association and the Eiteljorg Museum.

Thomas Glaser has been the Company’s President and Chief Operating Officer since October 2004. He served as Executive Vice President and Chief Operating Officer from November 2003 to October 2004. He served as Executive Vice President - Truckload Operations/Sales from April 2003 to November 2003, Executive Vice President - Operations from September 2001 to April 2003, and Vice President - Transportation Services from May 2001 to September 2001. He served in various management capacities at Contract Freighters, Inc. for over 13 years, most recently as Vice President - Operations, prior to joining the Company.

Paul Will has been the Company’s Executive Vice President, Chief Financial Officer, Assistant Secretary and Treasurer since April 2004. He was Executive Vice President, Chief Financial Officer, Secretary and Treasurer from February 2004 to April 2004; Executive Vice President, Chief Financial Officer, Secretary and Assistant Treasurer from May 2002 to January 2004; Executive Vice President, Chief Financial Officer, Assistant Secretary and Assistant Treasurer from September 2001 to May 2002; Vice President, Chief Financial Officer, Assistant Secretary and Assistant Treasurer from December 2000 to September 2001; Vice President, Chief Financial Officer and Secretary from December 1998 to December 2000; Vice President, Secretary and Controller from September 1996 to December 1998; Vice President and Controller for Celadon Trucking Services, Inc. from January 1996 to September 1996; and Controller from September 1993 to January 1996. Mr. Will is a certified public accountant.

Kenneth Core has been the Company’s Vice President and Secretary since August 2003. He was Vice President of Risk Management from July 2000 to July 2003. He served in various capacities at Builders Transport, Inc. and CRST, Inc. for over 28 years, most recently as Vice President Risk Management, prior to joining the Company.

Sergio Hernandez has been the Company’s Vice President - Mexico since December 2001. He was Director of Mexico Sales from October 1996 to December 2001. He has over 20 years of responsibilities in marketing and transportation throughout Mexico.

Paul Biddelman has been one of the Company’s directors since October 1992. Mr. Biddelman has been President of Hanseatic Corporation, a private investment company, since 1997. He is also a director of Insituform Technologies, Inc., Six Flags, Inc., SystemOne Technologies, Inc. and Star Gas Corporation, the General Partner of Star Gas L.P.

Michael Miller has been one of the Company’s directors since February 1992. Mr. Miller has been Chairman of the Board and Chief Executive Officer of Aarnel Funding Corporation, a venture capital/real estate company since 1974, a partner of Independence Realty, an owner and manager of real estate properties, since 1989, and President and Chief Executive Officer of Miller Investment Company, Inc., a private investment company, since 1990.

Anthony Heyworth has been one of the Company’s directors since 1999. He retired from KeyCorp in February 2001 as Vice Chairman, Commercial Banking, KeyBank N.A. after a 36-year career with this $85 billion financial services company. He continues as Chairman of KeyBank Central Indiana, having served as President and Chief Executive since 1991. He joined the former Central National Bank in 1965 and was Executive Vice President when the bank emerged with Society National Bank of Cleveland in 1986 and KeyBank in 1994.

Pursuant to Section 145 of the Delaware General Corporation Law, the Company’s certificate of incorporation provides that the Company shall, to the full extent permitted by law,

indemnify all of its directors, officers, incorporators, employees and agents against liability for certain of their acts. The Company’s certificate of incorporation also provides that, with a number of exceptions, none of its directors shall be liable to the Company for damages for breach of a fiduciary duty as a director.

The Board of Directors

Meetings. The Company’s Board of Directors held five meetings during the fiscal year ended June 30, 2005. No director attended less than 75% of the meetings of the Board of Directors or any committee on which he served. In addition, the Company encourages its directors to attend the Annual Meeting of Stockholders.

Director Independence. The Company’s Common Stock is listed on the Nasdaq National Market, and therefore it is subject to the listing standards, including standards relating to corporate governance, embodied in applicable rules promulgated by the National Association of Securities Dealers, Inc. (the “NASD”). Pursuant to NASD Rule 4350(c)(1), the Board of Directors has determined that the following directors and nominees are “independent” under NASD Rule 4200(a)(15): Paul Biddelman, Anthony Heyworth and Michael Miller. In accordance with NASD Rule 4350(c)(2), in fiscal 2005, the Company’s independent directors held two regularly scheduled meetings, referred to as “executive sessions,” at which only the independent directors were present. The Company’s independent directors will continue to meet in executive session at least twice per year.

Committees of the Board and Director Nominations

Audit and Corporate Governance Committee. The Audit and Corporate Governance Committee (“Audit Committee”) met ten times during 2005. Messrs. Heyworth, Miller and Kines served as the Audit Committee. Mr. Kines was replaced by Mr. Biddelman in June 2005, upon Mr. Kines’ death. The responsibilities of the Audit committee are set forth in the Audit Committee Report, which appears below. Each member of the Audit Committee satisfies the independence and audit committee membership criteria set forth in NASD Rule 4350(d)(2). Specifically, each member of the Audit Committee:

o	is independent under NASD Rule 4200(a)(15);

o	meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”);

o	has not participated in the preparation of our financial statements or any current subsidiary at any time during the past three years; and

o	is able to read and understand fundamental financial statements, including our balance sheet, statement of operations and statement of cash flows.

               The Board of Directors has determined that at least one “audit committee financial expert,” as defined under Item 401(h) of Regulation S-K, currently serves on the Audit Committee. The Board of Directors has identified Mr. Heyworth as an audit committee financial expert. Mr. Heyworth is independent, as independence for audit committee members is defined under applicable NASD rules.

The Audit Committee has operated pursuant to a written charter detailing its duties since June 12, 2000. In 2004, the Audit Committee amended and restated its charter to comply with certain requirements of the NASD rules relating to qualitative listing requirements for Nasdaq

National Market issuers. A copy of the current Audit Committee Charter is available on the Company’s website.

In performing its duties, the Audit Committee, as required by applicable SEC rules, issues a report recommending to the Board of Directors that the Company’s audited financial statements be included in its Annual Report on Form 10-K, and relating to certain other matters, including the independence of the Company’s registered public accounting firm.

The 2005 Report of the Audit Committee is set forth below. The Audit Committee Report shall not be deemed to be incorporated by reference into any filing made by the Company under the Securities Act of 1933 or the Exchange Act, notwithstanding any general statement contained in any such filings incorporating this Form 10-K/A by reference, except to the extent the Company incorporates such report by specific reference.

Audit Committee Report for 2005

The primary purpose of the Audit Committee is to assist the Board of Directors in fulfilling its oversight responsibilities relating to the quality and integrity of the Company’s financial reports and financial reporting processes and systems of internal controls. Management has primary responsibility for the Company’s financial statements and the overall reporting process, including maintenance of the Company’s system of internal controls. The Company retains an independent registered public accounting firm that is responsible for conducting an independent audit of the Company’s financial statements, in accordance with the standards of the Public Company Accounting Oversight Board (United States), and issuing a report thereon.

In performing its duties, the Audit Committee has discussed the Company’s financial statements, management’s assessment of internal control over financial reporting and the effectiveness of internal control over financial reporting with management and the Company’s independent registered public accounting firm and, in issuing this report, has relied upon the responses and information provided to the Audit Committee by management and the independent registered public accounting firm. For the fiscal year ended June 30, 2005, the Audit Committee (1) reviewed and discussed the audited financial statements, management’s assessment of internal control over financial reporting, and the effectiveness of internal control over financial reporting with management and KPMG LLP, the Company’s independent registered public accounting firm for such fiscal year; (2) discussed with the independent registered public accounting firm the matters required to be disclosed by Statement on Auditing Standards No. 61; (3) received and discussed with the independent registered public accounting firm the written disclosures and the letter from such firm required by Independence Standards Board Statement No. 1; and (4) discussed with independent registered public accounting firm its independence. The Audit Committee met with representatives of KPMG LLP without management or other persons present on two occasions during fiscal 2005. Based on the foregoing reviews and meetings, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K for the year ended June 30, 2005, for filing with the SEC.

Audit Committee

Anthony Heyworth (Chairman)
Paul Biddelman
Michael Miller

Code of Conduct and Ethics

The Company’s Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all its directors, officers and employees. The Code of Business Conduct and Ethics includes provisions applicable to the Company’s principal executive officer, principal financial officer, and principal accounting officer or controller or persons performing similar functions, that constitute a “code of ethics” within the meaning of Item 406 (b) of Regulation S-K. A copy of the Code of Business Conduct and Ethics is available on the Company’s website.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company’s directors and executive officers and any persons owning more than 10 percent of the Common Stock are required to report their ownership of Common Stock and any changes in that ownership, on a timely basis, to the SEC. To the Company’s knowledge, based solely on a review of materials provided to the Company, all such required reports were filed on a timely basis in fiscal 2005, except that each of Stephen Russell, Thomas Glaser, Paul Will and Sergio Hernandez did not timely report grants of Stock Appreciation Rights ("SARs") in October 2004. All such transactions were reported in subsequent filings.

Item 11. Executive Compensation

The following table sets forth the aggregate compensation paid or accrued by the Company for services rendered during fiscal 2005, 2004 and 2003 to the Company’s Chief Executive Officer, and each of the four next most highly compensated executive officers (collectively, the "Named Executive Officers") during fiscal 2005.

Summary Compensation Table

		Annual Compensation		Long Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Restricted Stock Awards(1)	Securities Underlying Options / SARs(2)	LTIP Payouts	All Other Compensation

Stephen Russell Chairman and Chief Executive Officer	2005	$597,770	$613,371	---	35,000	---	$ 40,797	(3)
	2004	$568,264	$270,000	$305,000	---	---	$ 39,012	(3)
	2003	$556,172	$75,000	---	---	---	$106,749	(3)

Thomas Glaser Executive Vice President and Chief Operating Officer	2005	$195,726	$259,872	---	30,000	---	$11,987	(4)
	2004	$185,000	$97,500	$217,160	---	---	$12,322	(4)
	2003	$175,844	$50,000	---	---	---	$20,911	(4)

Paul Will Executive Vice President, Chief Financial Officer, Assistant Secretary and Treasurer	2005	$195,070	$259,872	---	25,000	---	$19,819	(5)
	2004	$185,000	$97,500	$183,000	---	---	$19,684	(5)
	2003	$176,923	$50,000	---	---	---	$24,787	(5)

Kenneth Core Vice President and Secretary	2005	$129,934	$86,760	---	6,000	---	$2,518	(6)
	2004	$120,196	$20,000	---	10,000	---	$2,613	(6)
	2003	$116,872	---	---	5,000	---	$1,311	(6)

Sergio Hernandez Vice President - Mexico	2005	$140,514	$93,403	---	5,000	---	$1,943	(7)
	2004	$132,300	$23,446	---	10,000	---	$2,549	(7)
	2003	$125,536	$7,471	---	---	---	$2,126	(7)

(1)
On October 30, 2003, the Board of Directors approved and issued Restricted Stock Grants (“RSGs”) to the following Named Executive Officers in the following amounts: Stephen Russell - 25,000 shares; Thomas Glaser - 17,800 shares; and Paul Will - 15,000 shares. The RSGs vest over four years, 25% per year, and are contingent upon our meeting certain financial targets annually. The dollar values of the RSGs set forth in the table above are calculated based upon the last sale price of $12.20 reported on the Nasdaq National Market on October 30, 2003. The RSGs reflected in the table above represent the only restricted stock holdings of our Named Executive Officers. At June 30, 2005, the dollar values of the RSGs held by our Named Executive Officers, based upon the last sale price of $16.90 on the Nasdaq National Market on that date, were as follows: Mr. Russell - $422,500; Mr. Glaser - $300,820; and Mr. Will - $253,500.

(2)	All SARs are payable in cash only.
(3)
Includes the premiums paid by us for term insurance and split-dollar insurance for which we had an assignment against the cash value for premiums paid, as follows: $19,420 in fiscal 2005, $19,420 in fiscal 2004 and $89,145 in fiscal 2003. In response to the Sarbanes-Oxley Act, the split-dollar policy was turned over to Mr. Russell as a personal policy in fiscal 2004. We paid no premiums on these policies in fiscal 2004. We are obligated to Mr. Russell for future premium payments not covered by the asset value of said policies. Also includes: (i) our contributions under our 401(k) Profit Sharing Plan of $4,522 in fiscal 2005, $1,462 in fiscal 2004 and $1,109 in fiscal 2003; (ii) our contributions under our Excess Benefit Plan of $752 in fiscal 2005, $1,500 in fiscal 2004 and $1,500 in fiscal 2003; (iii) premiums and reimbursements under an executive health and disability benefit program (including split dollar life insurance premiums) of $2,369 in fiscal 2005, $1,590 in fiscal 2004 and $1,870 in fiscal 2003; and (iv) a company car allowance of $13,734 in fiscal 2005, $15,040 in fiscal 2004 and $13,125 in fiscal 2003.

(4)
Includes: (i) our contributions under our 401(k) Profit Sharing Plan of $1,500 in fiscal 2005, $926 in fiscal 2004 and $1,097 in fiscal 2003; (ii) our contributions under our Excess Benefit Plan of $1,062 in fiscal 2005, $1,389 in fiscal 2004 and $1,587 in fiscal 2003; (iii) premiums and reimbursements under an executive health and disability benefit program (including split dollar life insurance premiums) of $2,224 in fiscal 2005, $2,157 in fiscal 2004 and $1,432 in fiscal 2003; (iv) a company car allowance $7,201 in fiscal 2005, $7,850 in fiscal 2004 and $16,875 in fiscal 2003.

(5)
Includes: (i) our contributions under our 401(k) Profit Sharing Plan of $1,533 in fiscal 2005, $938 in fiscal 2004 and $1,069 in fiscal 2003; (ii) our contributions under our Excess Benefit Plan of $1,043 in fiscal 2005, $1,407 in fiscal 2004 and $1,595 in fiscal 2003; (iii) premiums and reimbursements under an executive health and disability benefit program (including split dollar life insurance premiums) of $6,479 in fiscal 2005, $5,967 in fiscal 2004 and $6,748 in fiscal 2003; and (iv) a company car allowance of $10,764 in fiscal 2005, $11,372 in fiscal 2004 and $15,375 in fiscal 2003.

(6)
Includes: (i) our contributions under our 401(k) Profit Sharing Plan of $900 in fiscal 2005, $464 in fiscal 2004 and $524 in fiscal 2003; (ii) our contributions under our Excess Benefit Plan of $798 in fiscal 2005, $909 in fiscal 2004 and $787 in fiscal 2003; (iii) premiums and reimbursements under an executive health and disability benefit program (including split dollar life insurance premiums) of $820 in fiscal 2005 and $410 in fiscal 2004; and (iv) a company car allowance of $830 in fiscal 2004.

(7)	Includes our contributions under Mexico savings plan of $1,943 in fiscal 2005, $2,549 in fiscal 2004 and $2,126 in fiscal 2003.

Option/SARs Grants in Last Fiscal Year

The following table lists stock options/SARs granted to the Named Executive Officers during the fiscal year ended June 30, 2005. We have only granted SARs at June 30, 2005.

Individual Grants					Potential realizable value at assumed annual rates of stock price appreciation for SARs term 5% ($) 10% ($)
Name	Number of Securities Underlying Options/SARs granted(*) (1)	Percent of total options/SARs granted to employees in fiscal year	Exercise or Base price ($/Sh) (2)	Expiration Date
Stephen Russell	35,000	17.0%	$19.45	10/28/08	146,706	315,936
Thomas Glaser	30,000	14.5%	$19.45	10/28/08	125,748	270,802
Paul Will	25,000	12.1%	$19.45	10/28/08	104,790	225,669
Kenneth Core	6,000	2.9%	$19.45	10/28/08	25,150	54,160
Sergio Hernandez	5,000	2.4%	$19.45	10/28/08	20,958	45,134

(1)
The SARs will become vested with respect to one fourth thereby on each October 28, 2005, 2006, 2007 and 2008, and will become immediately exercisable in the event of a change of control involving us. All SARs are payable in cash only.

(2)
The distribution date shall be the earlier of the fourth anniversary of the grant date or the date of the holder’s employment is terminated; provided, upon compliance with certain notice or election provision, the holder can extend the distribution date, thereby extending the expiration date, up to the tenth anniversary of the grant date.

Aggregated Option/SARs Exercises in Last Fiscal Year and FY-End Option/SARs Values

The following table demonstrates the options under the Plan that were exercised during the fiscal year ended June 30, 2005, by the Named Executive Officers.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of securities Underlying unexercised options/SARs at fiscal year-end (1) (#)		Value of unexercised in-the-money options/SARs at fiscal year-end (2) ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Stephen Russell	32,500	351,913	190,000	35,000	2,029,050	0
Thomas M. Glaser	12,200	213,364	45,000	30,000	510,450	0
Paul Will	47,500	864,750	78,950	25,000	843,150	0
Kenneth Core	0	0	6,000	6,000	58,210	0
Sergio Hernandez	7,500	70,225	9,000	5,000	111,778	0

(1)	All SARs are payable in cash only.
(2)	Based on the $16.90 closing price of our Common Stock on June 30, 2005.

Director Compensation

The Company’s non-employee directors receive an annual retainer of $27,500. In addition, non-employee directors receive an annual retainer of $2,500 for each Board committee on which they serve, and the Lead Director and Audit Committee Chairman receive additional annual retainers of $5,000 and $2,500, respectively. The Company’s non-employee directors also are reimbursed for their expenses incurred in attending Board and committee meetings. There are no fees based upon number of meetings attended.

Compensation Committee Interlocks and Insider Participation

Messrs. Biddelman and Kines served as the Compensation and Nominating Committee (the "Compensation Committee") up until the time of Mr. Kines’ death when Michael Miller was appointed to the Committee. No committee member has been an officer or employee for the Company. There are no interlocking relationships between the Company’s directors and executive officers and the executive officers and directors of any other entity that might affect the compensation of the Company’s executive officers. For a description of other transactions between the Company and other directors and executive officers, see “Certain Relationships and Related Transactions” below.

Compensation and Nominating Committee Report on Executive Compensation

The Compensation Committee Report on Executive Compensation that follows shall not be deemed to be incorporated by reference into any filing made under the Securities Act of 1933 or the Exchange Act, notwithstanding any general statement contained in any such filings incorporating this Form 10K/A by reference, except to the extent that the Company incorporates such report by specific reference.

Role of the Compensation and Nominating Committee

The Compensation and Nominating Committee of the Board of Directors (“Compensation Committee”) was formed in September 1993. The Compensation Committee is responsible for determining the compensation program for the Company’s executive officers, including the Named Executive Officers. The Compensation Committee administers the Company’s stock option plan and SARs plan and, subject to the provisions of the plans, determines grants under the plan for all employees, including the Named Executive Officers. The Compensation Committee establishes and administers the Company’s bonus program, which is re-evaluated each fiscal year, pursuant to which certain of the Company’s employees and executive officers may be eligible to receive bonuses. The Compensation Committee also considers and, if appropriate, recommends for selection, nominees for the Board of Directors.

Principles of Executive Compensation and Program Components

The Company’s executive compensation philosophy is designed to attract and retain outstanding executives and to foster employee commitment and align employee and stockholder interests. To this end, the Company has sought to provide competitive levels of compensation that integrate pay with its annual and long-term performance goals and reward above-average corporate performance.

Salary Determinations. With the exception of the Chief Executive Officer, whose salary is fixed under an employment agreement described below, the Compensation Committee generally reviews and sets the base salary of each of the executive officers on an annual basis. In reviewing and making decisions with respect to the base salaries of executive officers (other than the Chief Executive Officer) for fiscal 2005, the Compensation Committee reviewed and considered: (i) compensation information disclosed by similarly-sized publicly held truckload carriers; (ii) the Company’s financial and operating performance, as well as the role of and contribution of the particular executive with respect to such performance; and (iii) the particular executive’s contributions to the Company unrelated to the Company’s financial performance. The Compensation Committee believes that the annual salaries of the Chief Executive Officer and other executive officers are reasonable compared to similarly situated executives of other truckload carriers.

Bonus Program. The Compensation Committee annually determines bonuses for executive officers following the finalization of the financial statements for the final fiscal year. The Compensation Committee may consider Company and individual performance components when making bonus determinations. For fiscal 2005, the Compensation Committee based bonus amounts for the Chief Executive Officer and each other Named Executive Officer (except Mr. Hernadez) on earnings targets that had been established during the first fiscal quarter of fiscal 2005. Mr. Hernandez’s bonus was based in part on the Company-wide earnings goal and in part on an earnings goal for our Mexican subsidiary, which he manages.

Stock-Based Compensation. The Company’s stock option plan, SARs plan and the director option plan are intended to enhance profitability and value for the benefit of stockholders by enabling the Company (i) to offer stock-based incentives to employees, including executive officers, thereby creating a means to attract, retain and reward such individual and to strengthen the mutuality of interests between such individuals and stockholders.

The Company historically has sought to align the long-term interests of executive officers and stockholders through the use of stock-based compensation, including stock options and stock appreciation rights. In 2004, for the first time, the Compensation Committee awarded restricted stock grants. In connection with such awards, an aggregate 57,800 shares of Common Stock were allocated to certain of Named Executive Officers, including the Chief Executive Officer. Our decision to award restricted stock, rather than stock options, was in part based upon accounting guidance pending at that time that would have required the expensing of stock options, which is now effective for us as of July 1, 2005. In addition, we believed that a component of restricted stock (or significant stock ownership) can provide incentives for sustained, superior financial performance. The restricted stock grants vest over four years, 25% per year, and such vesting is contingent upon the Company meeting certain annual financial targets.

Chief Executive Officer's Compensation

Mr. Russell is employed pursuant to an employment agreement dated January 21, 1994, as amended and extended by its terms thereafter, providing for his continued employment until January 21, 2008. The employment period is automatically renewed for successive two-year terms unless the Company or Mr. Russell gives written notice to the other at least 90 days prior to the expiration of the then current employment period of their intention to terminate. The employment agreement provides Mr. Russell with a base salary equal to $521,000 (as adjusted annually for increases in the Consumer Price Index). In addition, Mr. Russell is eligible to participate in an incentive bonus program designed for all members of senior management pursuant to which he may receive a bonus in an amount equal to between 0% and 105% of his base salary in the discretion of the Compensation Committee. The employment agreement also provides that Mr. Russell is entitled to participate in all the Company’s employee benefit plans and all other fringe benefit plans generally available to the Company’s employees.

The employment agreement for Mr. Russell also provides that in the event of termination: (i) by the Company without cause (including the non-renewal of the employment period by the Company) or by Mr. Russell for cause, Mr. Russell will be entitled to receive his salary for the remainder of the then current employment period or one year, whichever is greater; (ii) by reason of his disability, Mr. Russell will be entitled to receive 50% of his salary during the two-year period commencing on the date of his termination; and (iii) by reason of his death, Mr. Russell's estate will be entitled to receive a pro-rata portion of the bonus for the fiscal year in which his death occurs and to receive 50% of his salary until the earlier of the end of the then current employment period or one year after the date of death. The employment agreement includes a two-year non-compete covenant commencing on termination of employment.

Upon the occurrence of a change in control (as defined in the employment agreement), the amended agreement provides that if (i) at any time within two years of a change in control or within 180 days prior to a change in control, Mr. Russell's employment is terminated by the Company without cause or by Mr. Russell for cause or (ii) at any time during the 90-day period immediately following the date which is six months after the change in control Mr. Russell terminates his employment for any reason, Mr. Russell shall be entitled to receive (1) a lump sum payment in an amount equal to three times his base salary and three times the highest annual bonus paid to him within three years prior to the change in control; (2) any accrued benefits; (3) a pro-rata portion of the bonus for the fiscal year in which the change in control occurs; (4) continued medical and dental benefits for Mr. Russell (and eligible dependents) for 36 months; (5) outplacement services for one year; and (6) upon the occurrence of the change in control, full and immediate vesting of all stock options and equity awards. The agreement also provides that Mr. Russell is entitled to receive a gross-up payment on any payments made to Mr. Russell that are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”); provided, however, that if the total payments made to Mr. Russell do not exceed 110% of the greatest amount that could be paid to Mr. Russell such that the receipt of payments would not give rise to any excise tax, then no gross-up payment will be made and the payments made to Mr. Russell, in the aggregate, will be reduced to an amount that would result in no excise tax being triggered.

For fiscal 2005, Mr. Russell’s salary was $597,770, representing the contractual amount. The Compensation Committee awarded Mr. Russell a bonus of $613,371 for fiscal 2005. As explained above, Mr. Russell’s bonus was determined based on pre-established earnings targets. In fiscal 2005, the Compensation Committee awarded Mr. Russell 35,000 SARs with a base price of $19.45 per share, the fair market value on the date of the grant.

Separation Agreements

Mr. Will is party to a separation agreement with the Company whereby the Company has the right at any time with or without prior written notice to terminate his employment or obtain his resignation. The agreement provides that in the event of termination of employment, the employee will be entitled to receive: (i) one year's salary less normal withholding; (ii) a pro-rata bonus payment equal to the then current bonus formula for the time employed in the then current fiscal year up to the date of termination in that fiscal year less normal withholdings; (iii) a lump sum payment equal to twelve months of COBRA premiums for the group medical and dental plans; and (iv) a lump sum payment equal to twelve months car allowance. In addition, in such event, the employee will be entitled to exercise any vested or unvested stock options he then has in accordance with the terms of the Stock Option Plan for a period of one year from the termination of his employment.

Compensation Committee

Paul Biddelman (Chairman)
Michael Miller

Stock Price Performance

The Stock Price Performance Graph that follows shall not be deemed to be incorporated by reference into any filing made under the Securities Act of 1933 or the Exchange Act, notwithstanding any general statement contained in any such filings incorporating this Form 10K/A by reference, except to the extent that the Company incorporates such report by specific reference.

The following graph compares the cumulative total return to the Company’s stockholders to the cumulative total returns of the Nasdaq Stock Market - U.S. and the Nasdaq Truck and Transportation Index for the period June 2000 through June 2005. The graph assumes that $100 was invested on June 30, 2000.

Company/Index/Peer Group	6/30/00	6/30/01	6/30/02	6/30/03	6/30/04	6/30/05
Celadon Group, Inc.	$100.00	$38.22	$113.42	$80.52	$156.44	$150.22
NASDAQ Stock Market (U.S.)	$100.00	$55.52	$37.16	$31.63	$43.07	$43.56
NASDAQ Trucking & Transportation	$100.00	$100.17	$114.90	$118.26	$177.65	$218.35

Item 12. Security Ownership of Principal Stockholders and Management

The following table sets forth, as of October 27, 2005, certain information furnished to the Company regarding the beneficial ownership of Common Stock (i) by each person known by the Company, based upon filings with the SEC, to beneficially own more than five percent of the outstanding shares of the Common Stock, (ii) by each of the Company’s directors, (iii) by each of the Named Executive Officers and (iv) by all of the Company’s directors and executive officers as a group.

The beneficial ownership percentages are based upon 10,083,782 shares of Common Stock outstanding at October 27, 2005. Beneficial ownership is calculated in accordance with the rules of the Securities and Exchange Commission. A person is deemed to have “beneficial ownership” of any security that he or she has a right to acquire within sixty days after October 27, 2005. Shares that a person has the right to acquire under stock options are deemed outstanding for the purpose of computing the percentage ownership of that person and all executive officers and directors as a group, but not for the percentage ownership of any other person or entity. As a result, the denominator used in calculating beneficial ownership percentages among our stockholders may differ.

	Beneficial Ownership of Common Stock as of October 27, 2005
Name and address of Beneficial Owner(1)	Shares		%
Stephen Russell	637,822	(2)	6.21%
Thomas Glaser	83,800	(2)	*
Paul Will	121,950	(2)	1.2%
Kenneth Core	10,000	(2)	*
Sergio Hernandez	15,000	(2)	*
Paul Biddelman	30,000	(2)	*
Michael Miller	41,500	(2)	*
Anthony Heyworth	40,000	(2)	*
All executive officers and directors as a group (eight persons)	980,072		8.9%
_____________
*Represents beneficial ownership of not more than one percent of the outstanding Common Stock.
(1)	The business address of Mr. Russell and the other directors and Named Executive Officers is 9503 East 33rd Street, One Celadon Drive, Indianapolis, IN 46235.
(2)
Includes shares of Common Stock which certain of the Company’s directors and executive officers had the right to acquire through the exercise of options currently or within 60 days of October 27, 2005, as follows: Stephen Russell - 190,000 shares; Thomas Glaser - 45,000 shares; Paul Will - 78,750 shares; Kenneth Core - 6,000; Sergio Hernandez - 9,000 shares; Paul Biddelman - 30,000 shares; Michael Miller - 30,000 shares; and Anthony Heyworth - 38,000 shares.

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of June 30, 2005:

Plan Category	Number of securities issued upon exercise of outstanding options warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	700,072	$6.47	107,319
Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable

Item 13.  Certain Relationships and Related Transactions.

On May 4, 2002, the Company loaned $150,000 for a term of four years to Sergio Hernandez before Mr. Hernandez became an executive officer of the Company. The loan bore interest at a fixed annual rate of 6.5%. At July 1, 2003, the amount outstanding on the loan was $90,395, and as of October 1, 2004, the loan had been paid off in full. The Company will not in the future make any loans or extensions of credit to any executive officer or director.

Jon Russell, President of our Truckers B2B subsidiary and son of Stephen Russell, our Chairman of the Board and Chief Executive Officer, received aggregate compensation of $203,888 in fiscal 2005.

Item 14.  Principal Accounting Fees and Services

The principal independent registered public accounting firm utilized by the Company during fiscal 2005 was KPMG LLP (“KPMG”). KPMG has served as our independent registered public accounting firm since September 24, 2004. Prior to September 24, 2004, the Company retained Ernst & Young (“E&Y”) as its independent registered public accounting firm.

KPMG billed the following amounts to the Company for services provided in the following categories during the fiscal years ended June 30, 2005. E&Y billed the following amounts to the Company for services provided in the following categories during fiscal year ended June 30, 2004.

	Fiscal 2005		Fiscal 2004
Audit Fees	$345,992	(1)	$303,940	(2)
Audit-Related Fees	$0		$0
Tax Fees	$0		$97,923	(3)
All Other Fees	$0		$0
Total	$345,992		$401,863

(1)
Represents the aggregate fees billed for professional services rendered by KPMG for the audit of the Company’s annual financial statements and audit of internal controls and review of financial statements included in the Company’s quarterly reports on Form 10-Q, and services that are normally provided by an independent registered public accounting firm in connection with statutory or regulatory filings or engagements for that fiscal year. For fiscal 2005, audit fees were comprised of $135,000 in fees for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports on Form 10-Q and $210,992 in fees for the audit of the Company’s assessment of internal controls over financial reporting.

(2)
Represents the aggregate fees billed for professional services rendered by E&Y for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports on Form 10-Q, or services that are normally provided by E&Y in connection with statutory or regulatory filings or engagements for that fiscal year. For fiscal 2004, Audit Fees were comprised of $185,000 in fees for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports on Form 10-Q, $92,740 in fees for Form S-3 regulatory filings, $21,700 in fees for the Company’s Sarbanes-Oxley review and $4,500 in fees for technical advice on FAS144.

(3)
Represents fees billed for professional services rendered by E&Y for tax compliance, tax advice and tax planning. For fiscal 2004 tax fees were comprised of preparation of tax returns, provisions, quarterly estimates and other compliance services.

The Audit Committee maintains a policy pursuant to which it pre-approves all audit services and permitted non-audit services to be performed by the independent registered public accounting firm in order to assure that the provision of such services is compatible with maintaining the firm’s independence. Under this policy, the Audit Committee pre-approves, on an annual basis, specific types of categories of engagements constituting audit, audit-related, tax or other permissible non-audit services to be provided by the independent registered public accounting firm. Pre-approval of an engagement for a specific type or category of services generally is provided for up to one year and typically is subject to a budget comprised of a range of anticipated fee amounts for the engagement. Management and the independent registered public accounting firm are required to periodically report to the Audit Committee regarding the extent of services provided by the firm in accordance with the annual pre-approval, and the fees for the services performed to date. To the extent that management believes that a new service or the expansion of a current service provided by the independent registered public accounting firm is necessary or desirable, such new or expanded services are presented to the Audit Committee for its review and approval prior to the engagement of the independent registered public accounting firm to render such services. No audit-related, tax or other non-audit services were approved by the Company’s Audit Committee pursuant to the de minimus exception to the pre-approval requirement under Rule 2-01, paragraph (c)(7)(i)(C), of Regulation S-X.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(b)	Exhibits (Numbered in accordance with Item 601 of Regulation S-K).

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

10.7
Amendment No. 3 dated July 26, 2000 to Employment Contract dated January 21, 1994 between the Company and Stephen Russell. (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on September 30, 2002.) *

10.8
Amendment No. 4 dated April 4, 2002 to Employment Contract dated January 21, 1994 between the Company and Stephen Russell. (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on September 30, 2002.) *

10.9
Separation Agreement dated March 3, 2000 between the Company and Paul Will. (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on September 30, 2002.) *

10.10
Amendment dated September 30, 2001 to Separation Agreement between the Company and Paul Will dated March 3, 2000. (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on September 30, 2002.) *

10.11
Separation Agreement dated March 2, 2000 between the Company and David Shatto. (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the SEC on September 30, 2002.) *

10.12
Amendment dated September 30, 2001 to Separation Agreement between the Company and David Shatto dated March 2, 2000. (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the SEC on September 30, 2002.) *

10.13
Loan and Security Agreement dated September 26, 2002 among the Company, certain of its subsidiaries, Fleet Capital Corporation, Fleet Capital Canada Corporation and certain other lenders. (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed with the SEC on September 30, 2002.)

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

10.23#	Stock Appreciation Rights Plan effective April 4, 2002.
14
Celadon Group, Inc. Code of Business Conduct and Ethics adopted by the Company on April 30, 2003. (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on September 19, 2003.)

21	Subsidiaries. (Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed with the SEC on August 26, 2005.)
23.1	Consent of Registered Independent Accounting Firm - KPMG, LLP. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on August 26, 2005.)
23.2	Consent of Registered Independent Accounting Firm - Ernst & Young, LLP. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on August 26, 2005.)
31.1#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company’s Chief Executive Officer.
31.2#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Paul Will, the Company’s Chief Financial Officer.
32.1#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company’s Chief Executive Officer.
32.2#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Paul Will, the Company’s Chief Financial Officer.
__________________
*	Management contract or compensatory plan or arrangement.
#	Filed herewith.