Form 10-Q
period 2005-09-30
CELADON GROUP INC
filed 2005-11-02
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-23192

CELADON GROUP, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	13-3361050
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

9503 East 33rd Street	46235
Indianapolis, IN	(Zip Code)
(Address of principal executive offices)

(317) 972-7000
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

As of October 27, 2005 (the latest practicable date), 10,083,782 shares of the registrant’s common stock, par value $0.033 per share, were outstanding.

CELADON GROUP, INC.
Index to
September 30, 2005 Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
CELADON GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2005 and June 30, 2005
(Dollars in thousands, except share amounts)

	September 30,	June 30,
	2005	2005
A S S E T S	(unaudited)

Current assets:
Cash and cash equivalents	$6,322	$11,115
Trade receivables, net of allowance for doubtful accounts of $1,426 and $1,496 at September 30, 2005 and June 30, 2005	57,987	55,760
Accounts receivable - other	2,260	2,727
Prepaid expenses and other current assets	9,329	3,599
Tires in service	3,214	3,308
Deferred income taxes	2,424	2,424
Total current assets	81,536	78,933
Property and equipment	88,703	88,230
Less accumulated depreciation and amortization	30,486	30,685
Net property and equipment	58,217	57,545
Tires in service	1,763	1,739
Goodwill	19,137	19,137
Other assets	4,131	2,089
Total assets	$164,784	$159,443

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

Current liabilities:
Accounts payable	$3,526	$4,465
Accrued salaries and benefits	10,005	11,141
Accrued insurance and claims	10,720	10,021
Accrued independent contractor expense	1,194	1,265
Accrued fuel expense	5,775	6,104
Other accrued expenses	11,490	10,222
Current maturities of long-term debt	1,065	1,057
Current maturities of capital lease obligations	255	788
Income tax payable	1,360	265
Total current liabilities	45,390	45,328
Long-term debt, net of current maturities	4,885	4,239
Capital lease obligations, net of current maturities	1,175	1,260
Deferred income taxes	9,594	10,100
Minority interest	25	25
Stockholders’ equity:
Preferred stock, $1.00 par value, authorized 179,985 shares; no shares issued and outstanding	—	—
Common stock, $0.033 par value, authorized 12,000,000 shares issued 10,080,449 and 9,778,550 shares in fiscal 2006 and 2005 respectively	333	332
Additional paid-in capital	89,140	89,359
Retained earnings	16,228	11,544
Unearned compensation of restricted stock	—	(711)
Accumulated other comprehensive loss	(1,986)	(2,033)
Total stockholders’ equity	103,715	98,491
Total liabilities and stockholders’ equity	$164,784	$159,443

 See accompanying notes to the condensed consolidated financial statements.

 CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended September 30, 2005 and 2004
(Dollars in thousands, except per share amounts)
(Unaudited)

	2005	2004

Revenue:
Freight revenue	$103,340	$98,113
Fuel surcharges	14,595	6,280
	117,935	104,393

Operating expenses:
Salaries, wages and employee benefits	34,863	33,174
Fuel	26,220	17,860
Operations and maintenance	7,282	8,908
Insurance and claims	3,386	3,004
Depreciation and amortization	3,163	3,368
Revenue equipment rentals	10,372	7,878
Purchased transportation	17,823	18,540
Cost of products and services sold	1,294	1,203
Professional and consulting fees	852	501
Communications and utilities	1,019	1,032
Operating taxes and licenses	2,061	2,085
General and other operating	1,504	1,521
Total operating expenses	109,839	99,074

Operating income	8,096	5,319

Other (income) expense:
Interest income	(1)	(18)
Interest expense	302	350
Other (income) expense, net	25	(9)
Income before income taxes	7,770	4,996
Provision for income taxes	3,086	2,245
Net income	$4,684	$2,751

Earnings per common share:
Diluted earnings per share	$0.45	$0.27
Basic earnings per share	$0.47	$0.28
Average shares outstanding:
Diluted	10,314	10,253
Basic	10,058	9,761

See accompanying notes to the condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended September 30, 2005 and 2004
(Dollars in thousands)
(Unaudited)

	2005	2004

Cash flows from operating activities:
Net income	$4,684	$2,751
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,163	3,368
Stock based compensation	873	266
Provision (benefit) for deferred income taxes	(506)	5
Provision for doubtful accounts	138	372
Changes in assets and liabilities:
Trade receivables	(2,365)	1,514
Accounts receivable - other	467	(1,076)
Tires in service	70	(719)
Prepaid expenses and other current assets	(5,731)	(1,096)
Other assets	(2,091)	58
Accounts payable and accrued expenses	(1,092)	2,479
Income tax payable	1,096	(933)
Net cash (used in) provided by operating activities	(1,294)	6,989

Cash flows from investing activities:
Purchase of property and equipment	(10,788)	(9,080)
Proceeds on sale of property and equipment	8,073	5,691
Purchase of minority shares of subsidiary	—	(390)
Net cash used in investing activities	(2,715)	(3,779)
Cash flows from financing activities:
Proceeds from issuances of common stock	205	180
Payments on long-term debt	(371)	(1,038)
Principal payments on capital lease obligations	(618)	(832)
Net cash used in financing activities	(784)	(1,690)

Increase (decrease) in cash and cash equivalents	(4,793)	1,520
Cash and cash equivalents at beginning of period	11,115	356
Cash and cash equivalents at end of period	$6,322	$1,876
Supplemental disclosure of cash flow information:
Interest paid	$281	$346
Income taxes paid	$2,359	$3,168
Supplemental disclosure of non-cash flow investing activities:
Lease obligation/debt incurred in the purchase of equipment	$1,025	—
Note payable obligation incurred in purchase of minority shares	—	$910

See accompanying notes to the condensed consolidated financial statements.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements include the accounts of Celadon Group, Inc. and its majority owned subsidiaries (the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

    The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (all of a normal recurring nature), which are necessary for a fair presentation of the financial condition and results of operations for these periods. The results of operations for the interim period are not necessarily indicative of the results for a full year. These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s condensed consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

    The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123-R, Share-Based Payments, an Amendment of SFAS 123 on Accounting for Stock Based Compensation. SFAS 123-R requires companies to recognize in the income statement the grant date fair value of stock options and other equity-based compensation issued to employees. SFAS 123-R is effective for most public companies with interim or annual periods beginning after June 15, 2005. We adopted this statement effective July 1, 2005. Our adoption of SFAS 123-R impacted our results of operations by increasing salaries, wages and related expenses. The amount of the impact was immaterial to the Company for the three months ended September 30, 2005.

For purposes of pro forma disclosure, for the period ended September 30, 2004, the estimated fair value of the options is amortized to expense over the vesting period. Under the fair value method, the Company’s net income (in thousands) and earnings per share would have been:

For the three months ended September 30, 2004
Net income	$2,751
Stock-based compensation expense (net of tax)	96
Pro-forma net income	$2,655

Income per share:
Diluted earnings per share
As reported	$0.27
Pro-forma	$0.26
Basic Earnings per share:
As reported	$0.28
Pro-forma	$0.27

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

3.   Credit Facility

    On September 26, 2005, Celadon Group, Inc., a Delaware corporation (the “Company”), Celadon Trucking Services, Inc., a New Jersey corporation and wholly-owned subsidiary of the Company, and TruckersB2B, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, entered into an unsecured Credit Agreement with LaSalle Bank National Association, as administrative agent, and LaSalle Bank National Association, Fifth Third Bank (Central Indiana), and JPMorgan Chase Bank, N.A., as lenders, which matures on September 24, 2010 (the “Credit Agreement”). The Credit Agreement will be used to refinance the Company’s existing credit facility and provide for ongoing working capital needs and general corporate purposes. Borrowings under the Credit Agreement are based, at the option of the Company, on a base rate equal to the greater of the federal funds rate plus 0.5% and the administrative agent’s prime rate or LIBOR plus an applicable margin between 0.75% and 1.125% that is adjusted quarterly based on cash flow coverage. The Credit Agreement is guaranteed by Celadon E-Commerce, Inc., Celadon Canada, Inc., and Servicios de Transportacion Jaguar, S.A. de C.V., each of which is a subsidiary of the Company.

    The Credit Agreement has a maximum revolving borrowing limit of $50.0 million, and the Company may increase the revolving borrowing limit by an additional $20.0 million, to a total of $70.0 million. Letters of credit are limited to an aggregate commitment of $15.0 million and a swing line facility has a limit of $5.0 million. A commitment fee that is adjusted quarterly between 0.15% and 0.225% per annum based on cash flow coverage is due on the daily unused portion of the Credit Agreement. The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, mergers, consolidations, acquisitions and dispositions, and total indebtedness. The Credit Agreement includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Agreement may be accelerated and the Lenders’ commitments may be terminated.

4.              Earnings Per Share

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding stock options. A reconciliation of the basic and diluted earnings per share calculation was as follows (amounts in thousands, except per share amounts):

	For the three months ended
	September 30,
	2005	2004

Net income	$4,684	$2,751

Denominator
Weighted average number of common shares outstanding	10,058	9,761
Equivalent shares issuable upon exercise of stock options	256	492

Diluted shares	10,314	10,253

Earnings per share
Basic	$0.47	$0.28
Diluted	$0.45	$0.27

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

5.  Segment Information and Significant Customers

The Company operates in two segments, transportation and e-commerce. The Company generates revenue in the transportation segment, primarily by providing truckload-hauling services through its subsidiaries, Celadon Trucking Services, Inc., (“CTSI”), Servicios de Transportacion Jaguar, S.A. de C.V. (“Jaguar”), and Celadon Canada, Inc. (“CelCan”). The Company provides certain services over the Internet through its e-commerce subsidiary, TruckersB2B, Inc. (“TruckersB2B”). The e-commerce segment generates revenue by providing discounted fuel, tires, and other products and services to small and medium-sized trucking companies. The Company evaluates the performance of its operating segments based on operating income (amounts below in thousands).

	Transportation	E-commerce	Consolidated
Three months ended September 30, 2005
Operating revenue	$115,960	$1,975	$117,935
Operating income	7,741	355	8,096

Three months ended September 30, 2004
Operating revenue	$102,386	$2,007	$104,393
Operating income	4,899	420	5,319

Information as to the Company’s operating revenues by geographic area is summarized below (in thousands). The Company allocates operating revenues based on country of origin of the tractor hauling the freight:

	United States	Canada	Mexico	Consolidated
Three months ended September 30, 2005
Operating revenue	$96,638	$14,755	$6,542	$117,935

Three months ended September 30, 2004
Operating revenue	$84,858	$14,321	$5,214	$104,393

The Company’s largest customer is DaimlerChrysler, which accounted for approximately 3% and 6% of the Company’s total revenue for the three months ended September 30, 2005 and 2004, respectively. The Company transports DaimlerChrysler original equipment automotive parts primarily between the United States and Mexico and DaimlerChrysler after-market replacement parts and accessories within the United States. The Company’s agreement with DaimlerChrysler is an agreement for international freight with the Chrysler division, which expires in October 2006. No other customer accounted for more than 5% of the Company’s total revenue during any of its three most recent fiscal years.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

6. Income Taxes

Income tax expense varies from the federal corporate income tax rate of 35% due to state income taxes, net of the federal income tax effect, and adjustment for permanent non-deductible differences. The permanent non-deductible differences include primarily per diem pay for drivers, meals, entertainment, and fines.

7. Comprehensive Income

Comprehensive income consisted of the following components for the three months ended September 30, 2005 and 2004, respectively (in thousands):

	Three months ended September 30,
	2005	2004

Net income	$4,684	$2,751

Foreign currency translation adjustments	47	116

Total comprehensive income	$4,731	$2,867

8. Commitments and Contingencies

There are various claims, lawsuits, and pending actions against the Company and its subsidiaries in the normal course of the operations of its businesses with respect to cargo, auto liability, or income taxes. The Company believes many of these proceedings are covered in whole or in part by insurance and that none of these matters will have a material adverse effect on its consolidated financial position or results of operations in any given period.

9. Reclassification

Certain reclassifications have been made to the September 30, 2004 financial statements to conform to the September 30, 2005 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Forward-Looking Statements

This quarterly report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, events, performance, or achievements of the Company to be materially different from any future results, events, performance, or achievements expressed in or implied by such forward-looking statements. Such statements may be identified by the fact that they do not relate strictly to historical or current facts. These statements generally use words such as “believe,” “expect,” “anticipate,” “project,” “forecast,” “should,” “estimate,” “plan,” “outlook,” “goal,” and similar expressions. While it is impossible to identify all factors that may cause actual results to differ from those expressed in or implied by forward-looking statements, the risks and uncertainties that may affect the Company’s business, performance, and results of operations include the factors listed on Exhibit 99.1 to this report.

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

References to the “Company,” “we,” “us,” “our,” and words of similar import refer to Celadon Group, Inc. and its consolidated subsidiaries.

Business Overview

We are one of North America’s fifteen largest truckload carriers as measured by revenue. We generated $436.8 million in operating revenue during our fiscal year ended June 30, 2005. We have grown significantly since our incorporation in 1986 through internal growth and a series of acquisitions since 1995. As a dry van truckload carrier, we generally transport full trailer loads of freight from origin to destination without intermediate stops or handling. Our customer base includes many Fortune 500 shippers.

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

We also operate TruckersB2B, Inc., a profitable marketing business that affords volume purchasing power for items such as fuel, tires, and equipment to approximately 19,500 member trucking fleets representing approximately 450,000 tractors. TruckersB2B represents a separate operating segment under generally accepted accounting principles.

For the first quarter of fiscal 2006, operating revenue increased 12.9% to $117.9 million, compared with $104.4 million for the same quarter last year. Net income increased to $4.7 million from $2.8 million, and diluted earnings per share improved to $0.45 from $0.27. We believe that a favorable relationship between freight demand and the industry-wide supply of tractor and trailer capacity, as well as our dedication to pricing discipline, yield management, and customer service, contributed to our increase in earnings for the first fiscal quarter versus the prior year.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At September 30, 2005, we had approximately $7.4 million of long-term debt and capital lease obligations, including current maturities, and $103.7 million in stockholders' equity. The average age of our tractor fleet was constant at 2.1 years as of September 30, 2005 and 2004, and we lowered the average age of our trailer fleet to 3.7 years from 4.5 years as of September 30, 2004. We anticipate that the size of our tractor fleet will remain relatively constant or grow modestly, excluding growth resulting from any acquisitions. We expect our tractor and trailer purchases will be primarily for replacement and will maintain the average age of our tractor fleet at approximately 2.0 years and the average age of our trailer fleet 4.0 years or less during the 2006 fiscal year. We expect that our equipment purchases will be financed using cash generated from operations or with off-balance sheet operating leases. At September 30, 2005, we had future operating lease obligations totaling $197.3 million, including residual value guarantees of approximately $70.5 million, which we believe will be largely covered by manufacturer commitments. Of our tractors, approximately 367 were owned, 1,868 were financed under operating leases, and 346 were provided by independent contractors, who own (or lease) and drive their own tractors, at September 30, 2005. Of our trailers, approximately 1,500 were owned and the remaining were financed under capital and operating leases at September 30, 2005.

Results of Operations
The following table sets forth the percentage relationship of expense items to operating and freight revenue for the periods indicated:

	For the three months ended September 30,
	2005	2004
Operating Revenues	100%	100%
Operating expenses:
Salaries, wages and employee benefits	29.6%	31.8%
Fuel	22.2%	17.1%
Operations and maintenance	6.2%	8.5%
Insurance and claims	2.9%	2.9%
Depreciation and amortization	2.7%	3.2%
Revenue equipment rentals	8.8%	7.5%
Purchased transportation	15.1%	17.8%
Costs of products and services sold	1.1%	1.2%
Professional and consulting fees	0.7%	0.5%
Communications and utilities	0.9%	1.0%
Operating taxes and licenses	1.7%	2.0%
General and other operating	1.2%	1.4%
Total operating expenses	93.1%	94.9%
Operating income	6.9%	5.1%
Other (income) expense:
Interest expense	0.3%	0.3%
Income before income taxes	6.6%	4.8%
Provision for income taxes	2.6%	2.2%

Net income	4.0%	2.6%

Freight Revenue(1)	100%	100%
Operating expenses:
Salaries, wages and employee benefits	33.7%	33.8%
Fuel(1)	11.2%	11.8%
Operations and maintenance	7.0%	9.1%
Insurance and claims	3.3%	3.1%
Depreciation and amortization	3.1%	3.4%
Revenue equipment rentals	10.0%	8.0%
Purchased transportation	17.2%	18.9%
Costs of products and services sold	1.3%	1.2%
Professional and consulting fees	0.8%	0.5%
Communications and utilities	1.0%	1.1%
Operating taxes and licenses	2.0%	2.1%
General and other operating	1.6%	1.6%
Total operating expenses	92.2%	94.6%
Operating income	7.8%	5.4%
Other (income) expense:
Interest expense	0.3%	0.3%
Income before income taxes	7.5%	5.1%
Provision for income taxes	3.0%	2.3%

Net income	4.5%	2.8%

(1)
Freight revenue is total revenue less fuel surcharges. In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense. The amounts were $14.6 million and $6.3 million for the first fiscal quarter of 2006 and 2005, respectively.

Comparison of Three Months Ended September 30, 2005 to Three Months Ended September 30, 2004

Total revenue increased by $13.5 million, or 12.9%, to $117.9 million for the first fiscal quarter of 2006, from $104.4 million for the first fiscal quarter of 2005. Freight revenue excludes $14.6 million and $6.3 million of fuel surcharge revenue for fiscal 2006 and 2005, respectively.

Freight revenue increased by $5.2 million, or 5.3% to $103.3 million for the first fiscal quarter of 2006 from $98.1 million for the first fiscal quarter of 2005. This increase was primarily attributable to a 6.6% improvement in average revenue per total mile, excluding fuel surcharge, to $1.364 from $1.280. The improvement in average revenue per total mile resulted primarily from better overall freight rates at the end of fiscal 2005 and the first fiscal quarter of fiscal 2006, a decrease in the percentage of our freight comprised of automotive parts, and a corresponding increase in the percentage of our freight comprised of consumer non-durables. For the quarter, capacity in the industry was tight relative to demand. Revenue per tractor per week, excluding fuel surcharge, which is our primary measure of asset productivity, increased 3.9% to $2,976 for the first fiscal quarter of 2006, from $2,864 for the first fiscal quarter of 2005, as a result of an increase in revenue per mile. Revenue for TruckersB2B was constant at $2.0 million for the first fiscal quarter of 2006 and the first fiscal quarter of 2005. The TruckersB2B revenue is generated from member usage of various programs, the largest being the fuel and tire discount programs.

Salaries, wages, and employee benefits were $34.9 million, or 33.7% of freight revenue, for fiscal 2006, compared to $33.2 million, or 33.8% of freight revenue, for the first fiscal quarter of 2005. The increase in the overall dollar amount primarily was related to a 4.8% increase in company miles, which in turn increased driver wages. The remaining increase in this expense category was due to an increase in administrative payroll related expenses.

Fuel expenses, net of fuel surcharge revenue of $14.6 million and $6.3 million for the first fiscal quarters of 2006 and 2005, respectively, remained constant at $11.6 million, or 11.2% of freight revenue, for the first fiscal quarter of 2006, compared to $11.6 million, or 11.8% of freight revenue, for the same period in fiscal 2005. Despite an increase in the Department of Energy fuel cost index of about $0.75 per gallon, we were able to keep our fuel cost down through our fuel surcharge program. We expect fuel prices may remain at relatively high levels due to low inventory. If this occurs, higher fuel prices will increase our operating expenses to the extent we cannot offset them with surcharges.

Operations and maintenance consist of direct operating expense, maintenance, and tire expense. This category decreased to $7.3 million for the first fiscal quarter of 2006, from $8.9 million for the first fiscal quarter of 2005. As a percentage of freight revenue, operations and maintenance decreased to 7.0% of freight revenue for the first fiscal quarter of 2006, compared to 9.1% for the first fiscal quarter of 2005. The decrease in maintenance expense as a percentage of freight revenue for the first fiscal quarter of 2006 was primarily the result of our fleet upgrade initiative, implementing a tractor trade cycle change from 4 years to 3 years as well as reduced expenses to repair tractors for trade-in. We expect our maintenance expense will continue to decrease as a percentage of revenue due to these initiatives.

Insurance and claims expense was $3.4 million, or 3.3% of freight revenue, for the first fiscal quarter of 2006, compared to $3.0 million, or 3.1% of freight revenue, for the first fiscal quarter of 2005. The primary reason for the increase in insurance and claims expense relates to increased legal expense incurred in defense and settlement of various cases. Our insurance expense consists of premiums and deductible amounts for liability, physical damage, and cargo damage insurance. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. Insurance and claims expense will vary based primarily on the frequency and severity of claims, the level of self-retention and the premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased to $3.2 million, or 3.1% of freight revenue, for the first fiscal quarter of 2006 from $3.4 million, or 3.4% of freight revenue, for the first fiscal quarter of 2005. Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is owned or financed with capital leases. We expect to use available cash generated from operations to purchase new tractors and trailers, which will increase depreciation during fiscal 2006, with the remaining additions to be acquired under off-balance sheet operating leases.

Revenue equipment rentals were $10.4 million, or 10.0% of freight revenue, for the first fiscal quarter of 2006, compared to $7.9 million, or 8.0% of freight revenue, for the first fiscal quarter of 2005. As of September 30, 2005, we had financed 1,868 tractors and 5,471 trailers under operating leases as compared to 1,454 tractors and 4,656 trailers as of September 30, 2004. This increase was attributable to a higher proportion of our tractor and trailer fleet held under operating leases for the first fiscal quarter of 2006. As we expect to acquire a portion of the new tractors and trailers with operating leases, we expect revenue equipment rentals will increase. However, the rate of increase may slow as we generate cash from operations to purchase new tractors and trailers.

Purchased transportation decreased to $17.8 million, or 17.2% of freight revenue, for the first fiscal quarter of 2006, from $18.5 million, or 18.9% of freight revenue, for the first fiscal quarter of 2005. This decrease was primarily related to reduced independent contractor expense, as the percentage of our fleet comprised of independent contractors decreased to 346 independent contractors at September 30, 2005 from 459 at September 30, 2004. This decrease was partially offset due to increased payments to independent contractors resulting from fuel surcharges collected due to rising fuel costs, which are passed through to our independent contractors on a per mile basis. Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile. We expect the majority of our equipment additions to come in our company-operated fleet. As a result, the percentage of our fleet comprised of independent contractors may continue to decline, with a corresponding decrease in this expense category. It has become difficult to recruit and retain independent contractors.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in these expenses.

Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, improved to 7.5% of freight revenue for the first fiscal quarter of 2006 from 5.1% for the first fiscal quarter of 2005.

In addition to other factors described above, Canadian exchange rate fluctuations principally impact salaries, wages, and benefits and purchased transportation and, therefore, impact our pretax margin and results of operations.

Income taxes increased to $3.1 million for the first fiscal quarter of 2006, from $2.2 million for the first fiscal quarter of 2005. The effective tax rate decreased to 39.7% for the first fiscal quarter of 2006 from 44.9% for the first fiscal quarter of 2005 as a result of the increased earnings causing less impact on non-deductible expenses. Due to the non-deductible effects of our driver per diem pay structure, our tax rate will fluctuate in future periods as income fluctuates.

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

Cash Flows

For the first fiscal quarter of 2006, net cash used in operations was $1.3 million, compared to cash provided by operations of $7.0 million for the same period in fiscal 2005. Prepaid expenses increased for payment of fiscal year 2006 insurance premiums, prepayment of heavy vehicle use tax (historically paid quarterly), and payment on license renewals. Other assets increased related to payment of the 2007 insurance premium.

Net cash used in investing activities was $2.7 million for the first fiscal quarter of 2006, compared to $3.8 million for the same period in fiscal 2005. Cash used in investing activities includes the net cash effect of acquisitions and dispositions of revenue equipment during each period. Capital expenditures totaled $10.8 million for the first fiscal quarter of 2006 and $9.1 million for the first fiscal quarter of 2005. We generated proceeds from the sale of property and equipment of $8.1 million during the first three months of fiscal 2006, compared to $5.7 million in proceeds for the same period in fiscal 2005.

Net cash used in financing activities was $0.8 million for the first fiscal quarter of 2006, compared to $1.7 million for the same period in fiscal 2005. Financing activity represents bank borrowings (new borrowings, net of repayment) and payment of the principal component of capital lease obligations.

As of September 30, 2005, we had on order 1,064 tractors for delivery through fiscal 2008. These revenue equipment orders represent a capital commitment of approximately $88.6 million, before considering the proceeds of equipment dispositions. We have purchased the new tractors in fiscal 2006 using cash generated from operations. A portion of the used equipment that has been or will be replaced by these new units was or is owned or held under capital leases and, therefore, carried on our balance sheet. Our debt-to-capitalization ratio (total balance sheet debt as a percentage of total balance sheet debt plus total stockholders’ equity) decreased to 6.6% at September 30, 2005, from 6.9% at September 30, 2004.

Off-Balance Sheet Arrangements

Over the past several years, we have financed most of our new tractors and trailers under operating leases, which are not reflected on our balance sheet. The use of operating leases also affects our statements of cash flows. For assets subject to these operating leases, we do not record depreciation as an increase to net cash provided by operations, nor do we record any entry with respect to investing activities or financing activities.

Our operating leases include some under which we do not guarantee the value of the asset at the end of the lease term (“walk-away leases”) and some under which we do guarantee the value of the asset at the end of the lease term. We were obligated for residual value payments related to operating leases of $70.5 million and $41.1 million at September 30, 2005 and 2004, respectively. A portion of these amounts is covered by repurchase and/or trade agreements we have with the equipment manufacturer. We believe that any residual payment obligations that are not covered by the manufacturer will be satisfied, in the aggregate, by the value of the related equipment at the end of the lease. We anticipate that our continued reliance on operating leases, rather than bank borrowings or capital leases, to finance the acquisition of revenue equipment in connection with our fleet upgrade will allow us to use our cash flows to further reduce our balance sheet debt.

The tractors on order are not protected by manufacturers’ repurchase arrangements and are not subject to “walk-away” leases under which we can return the equipment without liability regardless of its market value at the time of return. Therefore, we are subject to the risk that equipment values may decline, in which case we would suffer a loss upon disposition and be required to make cash payments because of the residual value guarantees we provide to our equipment lessors.

Primary Credit Agreement

    On September 26, 2005, Celadon Group, Inc., a Delaware corporation (the “Company”), Celadon Trucking Services, Inc., a New Jersey corporation and wholly-owned subsidiary of the Company, and TruckersB2B, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, entered into an unsecured Credit Agreement with LaSalle Bank National Association, as administrative agent, and LaSalle Bank National Association, Fifth Third Bank (Central Indiana), and JPMorgan Chase Bank, N.A., as lenders, which matures on September 24, 2010 (the “Credit Agreement”). The Credit Agreement will be used to refinance the Company’s existing credit facility and provide for ongoing working capital needs and general corporate purposes. Borrowings under the Credit Agreement are based, at the option of the Company, on a base rate equal to the greater of the federal funds rate plus 0.5% and the administrative agent’s prime rate or LIBOR plus an applicable margin between 0.75% and 1.125% that is adjusted quarterly based on cash flow coverage. The Credit Agreement is guaranteed by Celadon E-Commerce, Inc., Celadon Canada, Inc., and Servicios de Transportacion Jaguar, S.A. de C.V., each of which is a subsidiary of the Company.

The Credit Agreement has a maximum revolving borrowing limit of $50.0 million, and the Company may increase the revolving borrowing limit by an additional $20.0 million, to a total of $70.0 million. Letters of credit are limited to an aggregate commitment of $15.0 million and a swing line facility has a limit of $5.0 million. A commitment fee that is adjusted quarterly between 0.15% and 0.225% per annum based on cash flow coverage is due on the daily unused portion of the Credit Agreement. The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, mergers, consolidations, acquisitions and dispositions, and total indebtedness. We were in compliance with these covenants at September 30, 2005, and expect to remain in compliance for the foreseeable future. At September 30, 2005, none of our credit facility was utilized as outstanding borrowings and $6.4 million was utilized for standby letters of credit.

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

Contractual Obligations and Commercial Commitments

As of September 30, 2005, our bank loans, capitalized leases, operating leases, other debts and future commitments have stated maturities or minimum annual payments as follows:

	Annual Cash Requirements as of September 30, 2005 (in thousands) Amounts Due by Period

	Total	Less than One Year	One to Three Years	Three to Five Years	Over Five Years

Operating leases	$126,725	$39,974	$49,226	$29,507	$8,018
Lease residual value guarantees	$70,525	$9,798	$31,566	$4,577	$24,584
Capital leases(1)	$1,646	$327	$601	$290	$428
Long-term debt(1)	$6,938	$1,455	$4,100	$1,383	$—
Subtotal	$205,834	$51,554	$85,493	$35,757	$33,030

Future purchase of revenue equipment	$88,597	$37,811	$9,352	$17,158	$24,276
Employment and consulting agreements (2)	$1,293	$973	$139	$139	$42
Standby letters of credit	$6,350	$6,350	$—	$—	$—

Total	$302,074	$96,688	$94,984	$53,054	$57,348
(1)	Includes interest.
(2)
   The amounts reflected in the table do not include amounts that could become payable to our Chief Executive Officer and Chief Financial Officer under certain circumstances  if  their employment by the Company is terminated.

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

Operating leases. We have financed a majority of our revenue equipment acquisitions with operating leases, rather than with bank borrowings or capital lease arrangements. These leases generally contain residual value guarantees, which provide that the value of equipment returned to the Lessor at the end of the lease term will be no lower than a negotiated amount. To the extent that the value of the equipment is below the negotiated amount, we are liable to the Lessor for the shortage at the expiration of the lease. For approximately 39% of our tractors and 25% of our trailers under operating lease, we have residual value guarantees from the manufacturer at amounts equal to our residual obligation to the lessors. For all other equipment (or to the extent we believe any manufacturer will refuse or be unable to meet its obligation), we are required to recognize additional rental expense to the extent we believe the fair market value at the lease termination will be less than our obligation to the lessor.

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

Interest Rate Risk. We are exposed to interest rate risk principally from our primary credit facility. The credit facility carries a maximum variable interest rate of either the bank’s base rate or LIBOR plus 1.125%. At September 30, 2005, the interest rate for revolving borrowings under our credit facility was LIBOR plus .875%. At September 30, 2005, we had no loan borrowings outstanding under the credit facility.

Foreign Currency Exchange Rate Risk. We are subject to foreign currency exchange rate risk, specifically in connection with our Canadian operations. While virtually all of the expenses associated with our Canadian operations, such as independent contractor costs, Company driver compensation, and administrative costs, are paid in Canadian dollars, a significant portion of our revenue generated from those operations is billed in U.S. dollars because many of our customers are U.S. shippers transporting goods to or from Canada. As a result, increases in the Canadian dollar exchange rate adversely affect the profitability of our Canadian operations. Assuming revenue and expenses for our Canadian operations identical to that in the first quarter ended September 30, 2005 (both in terms of amount and currency mix), we estimate that a $0.01 increase in the Canadian dollar exchange rate would reduce our annual net income by approximately $230,000.

We generally do not face the same magnitude of foreign currency exchange rate risk in connection with our intra-Mexico operations conducted through our Mexican subsidiary, Jaguar, because our foreign currency revenues are generally proportionate to our foreign currency expenses for those operations. For purposes of consolidation, however, the operating results earned by our subsidiaries, including Jaguar, in foreign currencies are converted into United States dollars. As a result, a decrease in the value of the Mexican peso could adversely affect our consolidated results of operations. Assuming revenue and expenses for our Mexican operations identical to that in the first quarter ended September 30, 2005 (both in terms of amount and currency mix), we estimate that a $0.01 decrease in the Mexican peso exchange rate would reduce our annual net income by approximately $2,000.

In response to increases in Canadian dollar exchange rates, we have from time-to-time entered into derivative financial instruments to reduce our exposure to currency fluctuations. In June 1998, the FASB issued SFAS 133, “Accounting for Derivative Instruments and Certain Hedging Activities.” In June 2000, the FASB issued SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133.” SFAS 133 and SFAS 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. Derivatives that are not hedges must be adjusted to fair value through earnings. As of September 30, 2005, we had no currency exposure hedged.

Commodity Price Risk. Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability. Fuel is subject to economic, political, market, and climatic factors that are outside of our control. Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through the collection of fuel surcharges. However, fuel surcharges do not always fully offset increases in fuel prices. In addition, from time-to-time we may enter into derivative financial instruments to reduce our exposure to fuel price fluctuations. In accordance with SFAS 133, we adjust any such derivative instruments to fair value through earnings on a monthly basis. As of September 30, 2005, we had no fuel derivatives in place.

Item 4. Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "Commission"). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding disclosures.

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

Item 6.       Exhibits

3.1	Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1, Registration No. 33-72128, filed with the SEC on November 24, 1993.)
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
10.20
Credit Agreement dated as of September 26, 2005 among the Company, certain of its subsidiaries, LaSalle Bank National Association, and certain other lenders. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2005.)

31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company’s Chief Executive Officer.*
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company’s Chief Financial Officer.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company’s Chief Executive Officer.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the company’s Chief Financial Officer.*
99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.*
___________________________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Celadon Group, Inc.
(Registrant)

/s/ Stephen Russell
Stephen Russell
Chairman of the Board and
Chief Executive Officer

/s/ Paul A. Will
Paul A. Will
Chief Financial Officer, Treasurer and
Assistant Secretary

Date: November 2, 2005