Form 10-Q
period 2005-12-31
CELADON GROUP INC
filed 2006-01-30
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2005

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-23192

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

Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).

Yes [ ] No [X]

As of January 24, 2006 (the latest practicable date), 10,121,465 shares of the registrant’s common stock, par value $0.033 per share, were outstanding.

CELADON GROUP, INC.

Index to

December 31, 2005 Form 10-Q

Part I.	Financial Information

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets at December 31, 2005 (Unaudited) and June 30, 2005	3

		Condensed Consolidated Statements of Income for the three and six months ended December 31, 2005 and 2004 (Unaudited)	4

		Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2005 and 2004 (Unaudited)	5

		Notes to Condensed Consolidated Financial Statements (Unaudited)	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

	Item 4.	Controls and Procedures	22

Part II.	Other Information

	Item 1.	Legal Proceedings.	23

	Items 2., 3., 4., and 5.		Not Applicable

	Item 6.	Exhibits	23

Part I.   Financial Information
CELADON GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2005 and June 30, 2005
(Dollars in thousands except par share and value amounts)

	December 31, 2005	June 30, 2005
	(unaudited)
A S S E T S

Current assets:
Cash and cash equivalents	$8,478	$11,115
Trade receivables, net of allowance for doubtful accounts of $1,564 and $1,496 at December 31, 2005 and June 30, 2005	53,061	55,760
Accounts receivable - other	1,165	2,727
Prepaid expenses and other current assets	8,226	3,599
Tires in service	3,109	3,308
Income tax receivable	533	---
Deferred income taxes	2,424	2,424
Total current assets	76,996	78,933
Property and equipment	92,875	88,230
Less accumulated depreciation and amortization	31,323	30,685
Net property and equipment	61,552	57,545
Tires in service	1,658	1,739
Goodwill	19,137	19,137
Other assets	2,585	2,089
Total assets	$161,928	$159,443

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

Current liabilities:
Accounts payable	$5,116	$4,465
Accrued salaries and benefits	8,647	11,523
Accrued insurance and claims	10,055	10,021
Accrued independent contractor expense	234	1,265
Accrued fuel expense	1,248	6,104
Other accrued expenses	11,730	9,840
Current maturities of long-term debt	1,008	1,057
Current maturities of capital lease obligations	225	788
Income tax payable	---	265
Total current liabilities	38,263	45,328
Long-term debt, net of current maturities	5,194	4,239
Capital lease obligations, net of current maturities	1,118	1,260
Deferred income taxes	8,637	10,100
Minority interest	25	25
Stockholders’ equity:
Preferred stock, $1.00 par value, authorized 179,985 shares; no shares issued and outstanding	---	---
Common stock, $0.033 par value, authorized 12,000,000 shares; issued 10,091,882 and 10,050,449 shares at December 31, 2005 and June 30, 2005	333	332
Additional paid-in capital	89,046	89,359
Retained earnings	21,027	11,544
Unearned compensation of restricted stock	---	(711)
Accumulated other comprehensive loss	(1,715)	(2,033)
Total stockholders’ equity	108,691	98,491
Total liabilities and stockholders’ equity	$161,928	$159,443

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except per share amounts)
(Unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2005	2004	2005	2004
Revenue:
Freight revenue	$102,888	$97,249	$206,228	$195,478
Fuel surcharges	17,386	9,622	31,981	15,786
	120,274	106,871	238,209	211,264

Operating expenses:
Salaries, wages, and employee benefits	35,468	32,395	70,331	65,569
Fuel	27,928	18,890	54,148	36,750
Operations and maintenance	7,442	8,899	14,724	17,807
Insurance and claims	3,961	3,326	7,347	6,330
Depreciation and amortization	2,921	3,634	6,084	7,002
Revenue equipment rentals	10,255	8,634	20,626	16,512
Purchased transportation	17,840	19,504	35,663	38,044
Costs of products and services sold	1,347	1,113	2,641	2,316
Professional and consulting fees	702	524	1,553	1,025
Communications and utilities	1,024	1,022	2,043	2,054
Operating taxes and licenses	2,153	2,095	4,213	4,180
General and other operating	1,458	1,565	2,965	3,086
Total operating expenses	112,499	101,601	222,338	200,675

Operating income	7,775	5,270	15,871	10,589

Other (income) expense:
Interest income	(77)	(3)	(78)	(6)
Interest expense	197	338	499	688
Other (income) expense, net	1	31	26	7
Income before income taxes	7,654	4,904	15,424	9,900
Provision for income taxes	2,855	2,130	5,941	4,375
Net income	$4,799	$2,774	$9,483	$5,525

Earnings per common share:
Diluted earnings per share	$0.46	$0.27	$0.92	$0.54
Basic earnings per share	$0.48	$0.28	$0.94	$0.57
Average shares outstanding:
Diluted	10,354	10,154	10,334	10,157
Basic	10,085	9,801	10,071	9,781

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended December 31, 2005 and 2004
(Dollars in thousands)
(Unaudited)

	2005		2004

Cash flows from operating activities:
Net income		$9,483	$5,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		6,084	7,002
Stock based compensation		1,749	491
Benefit for deferred income taxes		(1,462)	(579)
Provision for doubtful accounts		459	542
Changes in assets and liabilities:
Trade receivables		2,240	4,461
Accounts receivable - other		1,562	971
Income tax recoverable		(533)	---
Tires in service		280	(284)
Prepaid expenses and other current assets		(4,628)	36
Other assets		(220)	(124)
Accounts payable and accrued expenses		(7,823)	(8,982)
Income tax payable		(265)	(2,315)
Net cash provided by operating activities		6,926	6,744

Cash flows from investing activities:
Purchase of property and equipment		(24,932)	(15,845)
Proceeds on sale of property and equipment		16,519	12,944
Purchase of minority shares of subsidiary		---	(1,525)
Net cash used in investing activities		(8,413)	(4,426)

Cash flows from financing activities:
Proceeds from issuances of common stock		286	1,064
Proceeds from bank borrowings and debt		---	4,958
Payments on long-term debt		(730)	(6,456)
Principal payments under capital lease obligations		(706)	(1,824)
Net cash used in financing activities		(1,150)	(2,258)

Increase (decrease) in cash and cash equivalents		(2,637)	60

Cash and cash equivalents at beginning of period		11,115	356
Cash and cash equivalents at end of period		$8,478	$416
Supplemental disclosure of cash flow information:
Interest paid		$489	$691
Income taxes paid		$8,539	$6,964
Supplemental disclosure of non-cash flow investing activities:
Lease obligation/debt incurred in the purchase of equipment		$1,636	$735
Note payable obligation incurred in purchase of minority shares	$	---	$910

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
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

2.    Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123-R, "Share-Based Payments, an Amendment of SFAS 123 on Accounting for Stock Based Compensation." SFAS 123-R requires companies to recognize in the income statement the grant date fair value of stock options and other equity-based compensation issued to employees. SFAS 123-R is effective for most public companies with interim or annual periods beginning after June 15, 2005. We adopted this statement effective July 1, 2005. Our adoption of SFAS 123-R impacted our results of operations by increasing salaries, wages, and related expenses. The amount of the impact was immaterial to the Company for the second quarter of fiscal 2006 and the six months ended December 31, 2005.

At December 31, 2005, the Company had 469,020 stock options vested and outstanding with an average exercise price of $6.13. These options have an intrinsic value of $10.6 million based on the December 30, 2005 closing share price of $28.80. The weighted average remaining contractual term on these options is approximately 5.0 years.

The Company had 360,000 stock appreciation rights ("SARs") outstanding with an average exercise price of $16.36. These SARs vest annually over a 3 or 4 year term based on grant dates, with grant dates ranging from June 9, 2003 to August 21, 2005. These SARs have an intrinsic value of $4.5 million based on the December 30, 2005 closing share price of $28.80. The weighted average remaining contractual term on these SARs is approximately 2.4 years.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
(Unaudited)

For purposes of pro forma disclosure, for the six months ended December 31, 2004, the estimated fair value of the options are expensed over the vesting period. Under the fair value method, the Company’s net income (in thousands) and earnings per share would have been:

	For the three months ended	For the six months ended
	December 31, 2004	December 31, 2004

Net income	$2,774	$5,525
Stock-based compensation expense (net of tax)	64	159
Pro forma net income	$2,710	$5,366

Income per share:
Diluted earnings per share
As reported	$0.27	$0.54
Pro forma	$0.27	$0.53
Basic earnings per share:
As reported	$0.28	$0.57
Pro forma	$0.28	$0.55

3.    Credit Facility

       On September 26, 2005, Celadon Group, Inc., a Delaware corporation (the "Company"), Celadon Trucking Services, Inc., a New Jersey corporation and wholly-owned subsidiary of the Company ("CTSI"), and TruckersB2B, Inc., a Delaware corporation and wholly-owned subsidiary of the Company ("TruckersB2B"), entered into an unsecured Credit Agreement with LaSalle Bank National Association, as administrative agent, and LaSalle Bank National Association, Fifth Third Bank (Central Indiana), and JPMorgan Chase Bank, N.A., as lenders, which matures on September 24, 2010 (the "Credit Agreement"). The Credit Agreement was used to refinance the Company’s existing credit facility and is intended to provide for ongoing working capital needs and general corporate purposes. Borrowings under the Credit Agreement are based, at the option of the Company, on a base rate equal to the greater of the federal funds rate plus 0.5% and the administrative agent’s prime rate or LIBOR plus an applicable margin between 0.75% and 1.125% that is adjusted quarterly based on cash flow coverage. The Credit Agreement is guaranteed by Celadon E-Commerce, Inc., ("CelEComm"), Celadon Canada, Inc., ("CelCan"), and Servicios de Transportacion Jaguar, S.A. de C.V., ("Jaguar") each of which is a subsidiary of the Company.

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

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
(Unaudited)

4.     Earnings Per Share

The difference in basic and diluted weighted average shares is due to the assumed exercise of outstanding stock options. A reconciliation of the basic and diluted earnings per share calculation was as follows (amounts in thousands, except per share amounts):

	For three months ended December 31,		For six months ended December 31,
	2005	2004	2005	2004

Net income	$4,799	$2,774	$9,483	$5,525

Denominator
Weighted average number of common shares outstanding	10,085	9,801	10,071	9,781
Equivalent shares issuable upon exercise of stock options	269	353	263	376

Diluted shares	10,354	10,154	10,334	10,157

Earnings per share
Basic	$0.48	$0.28	$0.94	$0.57
Diluted	$0.46	$0.27	$0.92	$0.54

5.    Segment Information and Significant Customers

The Company operates in two segments, transportation and e-commerce. The Company generates revenue in the transportation segment, primarily by providing truckload-hauling services through its subsidiaries CTSI, Jaguar, and CelCan. The Company provides certain services over the Internet through its e-commerce subsidiary TruckersB2B.  The e-commerce segment generates revenue by providing discounted fuel, tires, and other products and services to small and medium-sized trucking companies. The Company evaluates the performance of its operating segments based on operating income (amounts below in thousands).

	Transportation	E-commerce	Consolidated

Three months ended December 31, 2005
Operating revenue	$118,192	$2,082	$120,274
Operating income	7,416	359	7,775

Three months ended December 31, 2004
Operating revenue	$104,950	$1,921	$106,871
Operating income	4,839	431	5,270

Six months ended December 31, 2005
Operating revenue	$234,152	$4,057	$238,209
Operating income	15,157	714	15,871

Six months ended December 31, 2004
Operating revenue	$207,336	$3,928	$211,264
Operating income	9,738	851	10,589

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
(Unaudited)

Information as to the Company’s operating revenue by geographic area is summarized below (in thousands). The Company allocates operating revenue based on country of origin of the tractor hauling the freight:

	For the three months ended December 31,		For the six months ended December 31,
	2005	2004	2005	2004
Operating revenue:
United States	$97,576	$86,532	$194,214	$171,390
Canada	14,980	14,902	29,735	29,223
Mexico	7,718	5,437	14,260	10,651
Total	$120,274	$106,871	$238,209	$211,264

The Company’s largest customer is DaimlerChrysler, which accounted for approximately 2% and 5% of the Company’s total revenue for the second quarter of fiscal 2006 and 2005, respectively, and which accounted for approximately 3% and 5% of the Company’s total revenue for the six months ended December 31, 2005 and 2004, respectively. The Company transports DaimlerChrysler original equipment automotive parts primarily between the United States and Mexico and DaimlerChrysler after-market replacement parts and accessories within the United States. The Company’s agreement with DaimlerChrysler is an agreement for international freight with the Chrysler division, which expires in October 2006. No other customer accounted for more than 5% of the Company’s total revenue during any of its two most recent fiscal years.

6.             Income Taxes

Income tax expense varies from the federal corporate income tax rate of 35% due to state income taxes, net of the federal income tax effect, and adjustment for permanent non-deductible differences. The permanent non-deductible differences include primarily per diem pay for drivers, meals, entertainment, and fines.

7.            Comprehensive Income

Comprehensive income consisted of the following components for the second quarter of fiscal 2006 and 2005, respectively, and the six months ended December 31, 2005 and 2004, respectively (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004

Net income	$4,799	$2,774	$9,483	$5,525

Foreign currency translation adjustments	271	49	318	165

Total comprehensive income	$5,070	$2,823	$9,801	$5,690

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
(Unaudited)

8.             Stock Split

On January 18, 2006, the Board of Directors approved a three-for-two stock split, affected in the form of a fifty percent (50%) stock dividend. The stock split distribution date is February 15, 2006, to stockholders of record as of the close of business on February 1, 2006. This stock split will increase the number of outstanding shares to approximately 15,150,000 from approximately 10,092,000. Diluted earnings per share for the second quarter of fiscal 2006 and the six months ended December 31, 2005, would have been approximately $0.31 and $0.73 based on the post stock split share count.

9.            Commitments and Contingencies

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

10.          Reclassification

Certain reclassifications have been made to the December 31, 2004 financial statements to conform to the December 31, 2005 presentation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Forward Looking Statements

This Quarterly Report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, events, performance, or achievements of the Company to be materially different from any future results, events, performance, or achievements expressed in or implied by such forward-looking statements. Such statements may be identified by the fact that they do not relate strictly to historical or current facts. These statements generally use words such as "believe," "expect," "anticipate," "project," "forecast," "should," "estimate," "plan," "outlook," "goal," and similar expressions. While it is impossible to identify all factors that may cause actual results to differ from those expressed in or implied by forward-looking statements, the risks and uncertainties that may affect the Company’s business, performance, and results of operations include the factors listed on Exhibit 99.1 to this Quarterly Report on Form 10-Q.

All such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. You are cautioned not to place undue reliance on such forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in the events, conditions, or circumstances on which any such statement is based.

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

We believe our international operations, particularly those involving Mexico, offer an attractive business niche for several reasons. The additional complexity of and need to establish cross-border business partners and to develop strong organization and adequate infrastructure in Mexico affords some barriers to competition that are not present in traditional U.S. truckload service. In addition, the expected continued growth of Mexico’s economy, particularly exports to the U.S., positions us to capitalize on our cross-border expertise.

Our success is dependent upon the success of our operations in Mexico and Canada, and we are subject to risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of the countries in which we do business, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and United States export and import laws, and social, political, and economic instability. Additional risks associated with our foreign operations, including restrictive trade policies and imposition of duties, taxes, or government royalties by foreign governments, are present but largely mitigated by the terms of NAFTA.

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

We also operate TruckersB2B, a profitable marketing business that affords volume purchasing power for items such as fuel, tires, and equipment to approximately 20,000 trucking fleets representing approximately 425,000 tractors. TruckersB2B represents a separate operating segment under generally accepted accounting principles.

For the second quarter of fiscal 2006, operating revenue increased 12.5% to $120.3 million, compared with $106.9 million for the second quarter of fiscal 2005. Net income increased to $4.8 million from $2.8 million, and diluted earnings per share improved to $0.46 from $0.27. We believe that a favorable relationship between freight demand and the industry-wide supply of tractor and trailer capacity, as well as our dedication to pricing discipline, yield management, and customer service, contributed to our increase in earnings for the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At December 31, 2005, we had approximately $7.5 million of long-term debt and capital lease obligations, including current maturities, and $108.7 million in stockholders’ equity. The average age of our tractor fleet remained constant at 2.1 years and 2.0 years as of December 31, 2005 and December 31, 2004, and we lowered the average age of our trailer fleet to 3.6 years from 4.3 years as of December 31, 2005 compared to December 31, 2004. We expect our tractor and trailer purchases will be primarily for replacement and will maintain the average age of our tractor fleet at approximately 2.0 years and the average age of our trailer fleet at 4.0 years or less during the 2006 fiscal year. We expect that our equipment purchases will be financed using cash generated from operations or with off-balance sheet operating leases. At December 31, 2005, we had future operating lease obligations totaling $201.5 million, including residual value guarantees of approximately $75.6 million. Of our tractors, 383 were owned, 1,847 were financed under operating leases, and 351 were provided by independent contractors, who own (or lease) and drive their own tractors, at December 31, 2005. Of our 7,727 trailers, 1,673 were owned or financed with capital leases and the remaining were financed under operating leases at December 31, 2005.

Results of Operations

The following table sets forth the percentage relationship of expense items to freight revenue for the periods indicated:

	For the three months ended December 31,		For the six months ended December 31,
	2005	2004	2005	2004
Freight revenue(1)	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages, and employee benefits	34.5%	33.3%	34.1%	33.5%
Fuel(1)	10.2%	9.6%	10.7%	10.7%
Operations and maintenance	7.2%	9.2%	7.1%	9.1%
Insurance and claims	3.9%	3.4%	3.6%	3.2%
Depreciation and amortization	2.8%	3.7%	3.0%	3.6%
Revenue equipment rentals	10.0%	8.9%	10.0%	8.4%
Purchased transportation	17.3%	20.1%	17.3%	19.5%
Costs of products and services sold	1.3%	1.1%	1.3%	1.2%
Professional and consulting fees	0.7%	0.5%	0.8%	0.5%
Communications and utilities	1.0%	1.1%	1.0%	1.1%
Operating taxes and licenses	2.1%	2.2%	2.0%	2.1%
General and other operating	1.4%	1.6%	1.4%	1.6%

Total operating expenses	92.4%	94.7%	92.3%	94.5%

Operating income	7.6%	5.3%	7.7%	5.5%

Other expense:
Interest expense	0.1%	0.4%	0.2%	0.5%

Income before income taxes	7.5%	4.9%	7.5%	5.0%
Provision for income taxes	2.8%	2.2%	2.9%	2.2%

Net income	4.7%	2.7%	4.6%	2.8%

(1)
Freight revenue is total revenue less fuel surcharges. In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense. Fuel surcharges were $17.4 million and $9.6 million for the second quarter of fiscal 2006 and 2005, respectively, and $32.0 million and $15.8 million for the six months ended December 31, 2005 and 2004, respectively.

Comparison of Three Months Ended December 31, 2005 to Three Months Ended December 31, 2004

Operating revenue increased by $13.4 million, or 12.5%, to $120.3 million for the second quarter of fiscal 2006, from $106.9 million for the second quarter of fiscal 2005. Freight revenue increased by $5.6 million, or 5.8%, to $102.9 million for the second quarter of fiscal 2006, from $97.2 million for the second quarter of fiscal 2005. This increase was primarily attributable to a 4.6% improvement in average freight revenue per total mile to $1.37 from $1.31, with the average miles per tractor per week remaining constant at approximately 2,150 miles. The improvement in average revenue per total mile resulted primarily from better overall freight rates driven by a favorable relationship between freight demand and truckload capacity. As a result of the foregoing factors, average freight revenue per seated tractor per week, which is our primary measure of asset productivity, increased 3.6% to $3,142 in the second quarter of fiscal 2006, from $3,032 for the second quarter of fiscal 2005. Revenue for TruckersB2B was $2.1 million in the second quarter of fiscal 2006, compared to $1.9 million for the second quarter of fiscal 2005.

Salaries, wages, and benefits were $35.5 million, or 34.5% of freight revenue, for the second quarter of fiscal 2006, compared to $32.4 million, or 33.3% of freight revenue, for the second quarter of fiscal 2005. The increase in the overall dollar amount was primarily related to an increase in driver payroll resulting from an increase in Company miles and adjusting the Company’s accrual for outstanding SARs by $940,000, due to the increase in the Company’s stock price during the quarter. The Company is required to make quarterly adjustments to reflect changes in the stock price. Accordingly, our salaries, wages, and benefits will fluctuate as our stock price changes.

Fuel expenses, net of fuel surcharge revenue of $17.4 million and $9.6 million for the second quarter of fiscal 2006 and 2005, respectively, increased to $10.5 million, or 10.2% of freight revenue, for the second quarter of fiscal 2006, compared to $9.3 million, or 9.6% of freight revenue, for the second quarter of fiscal 2005. This increase was primarily attributable to average fuel prices that were approximately $2.56 per gallon, or 33.9% higher during the second quarter of fiscal 2006, and an increase in Company miles, which in turn increased fuel usage. The increase in fuel prices, however, was offset by fuel surcharge revenue. Increased fuel prices will increase our operating expenses to the extent they are not offset by surcharges.

Operations and maintenance decreased to $7.4 million for the second quarter of fiscal 2006, from $8.9 million for the second quarter of fiscal 2005. As a percentage of freight revenue, operations and maintenance decreased to 7.2% of freight revenue, for the second quarter of fiscal 2006, from 9.2% for the second quarter of fiscal 2005. Operations and maintenance consist of direct operating expense, maintenance, and tire expense. Expenses to prepare tractors for trade-in or sale have decreased as we have changed our trade cycle from 4 years to 3 years and the reduction in the average age of tractors and trailers has decreased our repairs. We expect maintenance expense to decrease as a percentage of revenue in future periods as a result of the effects of our fleet upgrade.

Insurance and claims expense was $4.0 million, or 3.9% of freight revenue, for the second quarter of fiscal 2006, compared to $3.3 million, or 3.4% of freight revenue, for the second quarter of fiscal 2005. Insurance consists of premiums for liability, physical damage, and cargo damage insurance. The increase in insurance and claims was primarily attributable to additional cargo claims. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased to $2.9 million from $3.6 million for the second quarter of fiscal 2006, compared to the second quarter of fiscal 2005. As a percentage of freight revenue, depreciation and amortization decreased to 2.8% of freight revenue in the second quarter of fiscal 2006, compared to 3.7% of freight revenue for the second quarter of fiscal 2005. Net gains on the disposition of revenue equipment and financing of our trailers with operating leases offset increased depreciation on new tractors acquired in connection with our fleet upgrade with cash generated from operations. Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases. In the near term we expect to purchase new tractors with cash generated from operations.

Revenue equipment rentals were $10.3 million, or 10.0% of freight revenue, for the second quarter of fiscal 2006, compared to $8.6 million, or 8.9% of freight revenue for the second quarter of fiscal 2005. This increase is attributable to an increase in our trailer fleet financed under operating leases. At December 31, 2005, 6,054 trailers, or 78.3% of our Company trailers, were held under operating leases compared to 4,758 trailers, or 69.5% of our trailers, at December 31, 2004. As we expect to finance most of our new trailers under off-balance sheet operating leases, we expect revenue equipment rentals will continue to slightly increase going forward, but at a slower rate as we have moved away from financing tractor acquisitions with operating leases.

Purchased transportation decreased to $17.8 million, or 17.3% of freight revenue, for the second quarter of fiscal 2006, from $19.5 million, or 20.1% of freight revenue, for the second quarter of fiscal 2005. The decrease is primarily related to reduced owner-operator expense, as the percentage of our fleet comprised of owner-operators decreased. It has become difficult to recruit and retain owner-operators due to the challenging operating environment. Owner-operators are independent contractors who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile. To the extent these operating expenses continue to rise and there is not a corresponding increase in the fixed payment per mile, we expect the percentage of our fleet comprised of owner-operators will continue to decrease.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses. Accordingly, we have not provided a detailed discussion of such expenses.

Net interest expense decreased 66.7% to $0.1 million for the second quarter of fiscal 2006, from $0.3 million for the second quarter of fiscal 2005. The decrease in our borrowings and reduction in capital lease obligations resulted largely from the use of cash generated by operations to purchase new tractors.

Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, improved 250 basis points to 7.5% of freight revenue for the second quarter of fiscal 2006, from 5.0% of freight revenue for the second quarter of fiscal 2005.

Income taxes increased to $2.9 million, with an effective tax rate of 37.3%, for the second quarter of fiscal 2006, from $2.1 million, with an effective tax rate of 43.4%, for the second quarter of fiscal 2005. The effective tax rate decreased as a result of increased earnings reducing the effect of non-deductible expenses related to our per diem pay structure. As per diem is a non-deductible expense, our effective tax rate will fluctuate as net income fluctuates in the future.

As a result of the factors described above, net income increased to $4.8 million for the second quarter of fiscal 2006, from $2.7 million for the second quarter of fiscal 2005.

Comparison of Six Months Ended December 31, 2005 to Six Months Ended December 31, 2004

Operating revenue increased by $26.9 million, or 12.7%, to $238.2 million for the six months ended December 31, 2005, from $211.3 million for the six months ended December 31, 2004. This increase was primarily attributable to a 5.4% improvement in average freight revenue per total mile, from $1.30 to $1.37, with the average miles per tractor per week decreasing to 2,167 from 2,195. The improvement in average revenue per total mile resulted primarily from better overall freight rates driven by a favorable relationship between freight demand and truckload capacity. As a result of the foregoing factors, average freight revenue per seated tractor per week, which is our primary measure of asset productivity, increased 3.6% to $3,188 for the six months ended December 31, 2005, from $3,076 for the six months ended December 31, 2004. Revenue for TruckersB2B was $4.1 million for the six months ended December 31, 2005, compared to $3.9 million for the six months ended December 31, 2004.

Salaries, wages, and benefits were $70.3 million, or 34.1% of freight revenue, for the six months ended December 31, 2005, compared to $65.6 million, or 33.5% of freight revenue, for the six months ended December 31, 2004. The increase in the overall dollar amount was primarily related to an increase in driver payroll resulting from an increase in Company miles and adjusting the Company’s accrual for outstanding SARs due to an increase in the Company’s stock price. The Company is required to make quarterly adjustments to reflect changes in the stock price. Accordingly, our salaries, wages, and benefits will fluctuate as our stock price changes.

Fuel expenses, net of fuel surcharge revenue of $32.0 million and $15.8 million for the six months ended December 31, 2005 and 2004, respectively, increased to $22.2 million, or 10.7% of freight revenue, for the six months ended December 31, 2005, compared to $21.0 million, or 10.7% of freight revenue, for the six months ended December 31, 2004. The increase in our costs was primarily attributable to average fuel prices that were approximately $2.52 per gallon, or 34.7% higher during the six months ended December 31, 2005, and an increase in Company miles. The increase in fuel prices was offset by the collection of fuel surcharge revenue. Increased fuel prices will increase our operating expenses to the extent they are not offset by surcharges.

               Operations and maintenance decreased to $14.7 million for the six months ended December 31, 2005, from $17.8 million for the six months ended December 31, 2004. As a percentage of freight revenue, operations and maintenance decreased to 7.1% for the six months ended December 31, 2005, from 9.1% for the six months ended December 31, 2004. Operations and maintenance consist of direct operating expense, maintenance, and tire expense. Expenses to prepare tractors for trade-in or sale have decreased as we have changed our trade cycle from 4 years to 3 years and the reduction in the average age of tractors and trailers has decreased our repairs. We expect maintenance expense to decrease as a percentage of revenue in future periods as a result of the effects of our fleet upgrade.

Insurance and claims expense was $7.3 million, or 3.6% of freight revenue, for the six months ended December 31, 2005, compared to $6.3 million, or 3.2% of freight revenue, for the six months ended December 31, 2004. The primary reasons for the increase in insurance and claims were additional cargo claims and increased legal expenses incurred in defense and settlement of various cases. Insurance consists of premiums for liability, physical damage, and cargo damage insurance. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased to $6.1 million, or 3.0% of freight revenue, for the six months ended December 31, 2005, from $7.0 million, or 3.6% of freight revenue, for the six months ended December 31, 2004. Net gains on the disposition of revenue equipment and financing our trailers with operating leases offset increased depreciation on new tractors acquired in connection with our fleet upgrade with cash generated from operations. Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases. In the near term we expect to purchase new tractors with cash generated from operations.

Revenue equipment rentals were $20.6 million, or 10.0% of freight revenue, for the six months ended December 31, 2005, compared to $16.5 million, or 8.4% of freight revenue for the six months ended December 31, 2004. This increase is attributable to an increased percentage of our trailer fleet held under operating leases for the six months ended December 31, 2005. At December 31, 2005, 6,054 trailers, or 78.3% of our Company trailers, were held under operating leases compared to approximately 4,758 trailers, or 69.5% of our trailers, at December 31, 2004. As we expect to finance most of our new trailers under off-balance sheet operating leases, we expect revenue equipment rentals will continue to increase going forward, but at a slower rate as we have moved away from financing tractor acquisitions with operating leases.

Purchased transportation decreased to $35.7 million, or 17.3% of freight revenue, for the six months ended December 31, 2005, from $38.0 million, or 19.5% of freight revenue, for the six months ended December 31, 2004. The decrease is primarily related to reduced owner-operator expense, as the percentage of our fleet comprised of owner-operators decreased. It has become difficult to recruit and retain owner-operators due to the challenging operating environment. Owner-operators are independent contractors who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile. To the extent these operating expenses continue to rise and there is not a corresponding increase in the fixed payment per mile, we expect the percentage of our fleet comprised of owner-operators will continue to decrease.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses. Accordingly, we have not provided a detailed discussion of such expenses.

Net interest expense decreased 42.9% to $0.4 million for the six months ended December 31, 2005, from $0.7 million for the six months ended December 31, 2004. The decrease in our borrowings and reduction of capital lease obligations resulted from the increased use of operating leases and cash acquisitions to finance revenue equipment.

Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, improved 240 basis points to 7.5% of freight revenue for the six months ended December 31, 2005, from 5.1% of freight revenue for the six months ended December 31, 2004.

Income taxes resulted in expense of $5.9 million with an effective tax rate of 38.5%, for the six months ended December 31, 2005, compared to $4.4 million, with an effective tax rate of 44.2%, for the six months ended December 31, 2004. As per diem is a non-deductible expense our effective tax rate will fluctuate as net income fluctuates in the future.

As a result of the factors described above, net income increased by $4.0 million to $9.5 million for the six months ended December 31, 2005, from a net income of $5.5 million for the six months ended December 31, 2004.

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

Cash Flows

For the six months ended December 31, 2005, net cash provided by operations was $6.9 million, compared to cash provided by operations of $6.7 million for the six months ended December 31, 2004. Prepaid expenses increased due to payment of fiscal 2006 insurance premiums at beginning of year whereas installment payments were made historically, prepayment of heavy vehicle use tax (historically paid quarterly), and payment on license renewals.

Net cash used in investing activities was $8.4 million for the six months ended December 31, 2005, compared to $4.4 million for the six months ended December 31, 2004. Cash used in investing activities includes the net cash effect of acquisitions and dispositions of revenue equipment during each period. Capital expenditures totaled $24.9 million for the six months ended December 31, 2005, and $15.9 million for the six months ended December 31, 2004, reflecting our recent practice of purchasing new tractors with cash on hand in the 2006 period instead of leasing tractors as in prior periods. We generated proceeds from the sale of property and equipment of $16.5 million for the six months ended December 31, 2005, compared to $12.9 million in proceeds for the six months ended December 31, 2004.

Net cash used in financing activities was $1.2 million for the six months ended December 31, 2005, compared to $2.3 million for the six months ended December 31, 2004. Financing activity represents borrowings (new borrowings, net of repayment) and payments of the principal component of capital lease obligations. Although capital expenditures increased in the 2006 period, we used cash on hand to fund a greater percentage, rather than borrowing.

As of December 31, 2005, we had on order 585 tractors and 600 trailers for delivery through fiscal 2007. These revenue equipment orders represent a capital commitment of approximately $63.9 million, before considering the proceeds of equipment dispositions and assuming all are purchased instead of financed under operating leases. We have purchased all tractors in fiscal 2006 using cash generated from operations.

Off-Balance Sheet Arrangements

Prior to our fiscal 2006 purchase of new tractors with cash generated from operations, we historically have financed many of our new tractors and trailers under operating leases, which are not reflected on our balance sheet. The use of operating leases also affects our statements of cash flows. For assets subject to these operating leases, we do not record depreciation as an increase to net cash provided by operations, nor do we record any entry with respect to investing activities or financing activities.

Our operating leases include some under which we do not guarantee the value of the asset at the end of the lease term ("walk-away leases") and some under which we do guarantee the value of the asset at the end of the lease term. We were obligated for residual value payments related to operating leases of $75.6 million and $46.9 million at December 31, 2005 and 2004, respectively. A portion of these amounts is covered by repurchase and/or trade agreements we have with the equipment manufacturer. We believe that any residual payment obligations that are not covered by the manufacturer will be satisfied, in the aggregate, by the value of the related equipment at the end of the lease. We anticipate that in the short term we will continue to use operating leases to finance the acquisition of trailers and cash generated from operations to purchase tractors.

The tractors on order are not protected by manufacturers’ repurchase arrangements and are not subject to "walk-away" leases under which we can return the equipment without liability regardless of its market value at the time of return. Therefore, we are subject to the risk that equipment values may decline, in which case we would suffer a loss upon disposition and be required to make cash payments because of the residual value guarantees we provide to our equipment lessors.

Primary Credit Agreement

               On September 26, 2005, the Company, CTSI, and TruckersB2B entered into an unsecured Credit Agreement with LaSalle Bank National Association, as administrative agent, and LaSalle Bank National Association, Fifth Third Bank (Central Indiana), and JPMorgan Chase Bank, N.A., as lenders, which matures on September 24, 2010 (the "Credit Agreement"). The Credit Agreement will be used to refinance the Company’s existing credit facility and provide for ongoing working capital needs and general corporate purposes. Borrowings under the Credit Agreement are based, at the option of the Company, on a base rate equal to the greater of the federal funds rate plus 0.5% and the administrative agent’s prime rate or LIBOR plus an applicable margin between 0.75% and 1.125% that is adjusted quarterly based on cash flow coverage. The Credit Agreement is guaranteed by CelEComm, CelCan, and Jaguar, each of which is a subsidiary of the Company.

The Credit Agreement has a maximum revolving borrowing limit of $50.0 million, and the Company may increase the revolving borrowing limit by an additional $20.0 million, to a total of $70.0 million. Letters of credit are limited to an aggregate commitment of $15.0 million and a swing line facility has a limit of $5.0 million. A commitment fee that is adjusted quarterly between 0.15% and 0.225% per annum based on cash flow coverage is due on the daily unused portion of the Credit Agreement. The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, mergers, consolidations, acquisitions and dispositions, and total indebtedness. We were in compliance with these covenants at December 31, 2005, and expect to remain in compliance for the foreseeable future. At December 31, 2005, none of our credit facility was utilized as outstanding borrowings and $6.4 million was utilized for standby letters of credit.

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

Contractual Obligations and Commercial Commitments

As of December 31, 2005, our operating leases, capitalized leases, other debts, and future commitments have stated maturities or minimum annual payments as follows:

	Annual Cash Requirements as of December 31, 2005 (in thousands) Amounts Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	Over Five Years

Operating leases	$125,888	$39,746	$45,645	$20,924	$19,573
Lease residual value guarantees	75,577	13,575	27,243	6,327	28,432
Capital leases(1)	1,542	293	550	281	418
Long-term debt(1)	7,203	1,423	4,298	1,482	---
Sub-total	$210,210	$55,037	$77,736	$29,014	$48,423

Future purchase of revenue equipment	$63,878	$35,009	$18,963	$2,396	$7,510
Employment and consulting agreements(2)	1,224	938	278	8	---
Standby Letters of Credit	6,350	6,350	---	---	---

Total	$281,662	$97,334	$96,977	$31,418	$55,933

(1)	Includes interest.
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

Operating leases. We have financed a majority of our revenue equipment acquisitions with operating leases, rather than with bank borrowings or capital lease arrangements. These leases generally contain residual value guarantees, which provide that the value of equipment returned to the Lessor at the end of the lease term will be no lower than a negotiated amount. To the extent that the value of the equipment is below the negotiated amount, we are liable to the Lessor for the shortage at the expiration of the lease. For approximately 36% of our tractors and 23% of our trailers under operating lease, we have residual value guarantees from the manufacturer at amounts equal to our residual obligation to the lessors. For all other equipment (or to the extent we believe any manufacturer will refuse or be unable to meet its obligation), we are required to recognize additional rental expense to the extent we believe the fair market value at the lease termination will be less than our obligation to the lessor.

In accordance with Statement of Financial Accounting Standards ("SFAS") 13, "Accounting for Leases," property and equipment held under operating leases, and liabilities related thereto, are not reflected on our balance sheet. All expenses related to revenue equipment operating leases are reflected on our statements of operations in the line item entitled "Revenue equipment rentals." As such, financing revenue equipment with operating leases instead of bank borrowings or capital leases effectively moves the interest component of the financing arrangement into operating expenses on our statements of operations. Consequently, we believe that pretax margin (income before income taxes as a percentage of operating revenue) may provide a more useful measure of our operating performance than operating ratio (operating expenses as a percentage of operating revenue) because it eliminates the impact of revenue equipment financing decisions.

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

Accounting for Income Taxes. Deferred income taxes represent a liability on our consolidated balance sheet. Deferred income taxes are determined in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry-forwards. We evaluate our tax assets and liabilities on a periodic basis and adjust these balances as appropriate. We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. However, should our tax positions be challenged and not prevail, different outcomes could result and have a significant impact on the amounts reported in our consolidated financial statements.

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

Inflation

Many of our operating expenses, including fuel costs, revenue equipment, and driver compensation, are sensitive to the effects of inflation, which result in higher operating costs and reduced operating income. The effects of inflation on our business during the past three years were most significant in fuel. The effects of inflation on revenue were not material in the past three years. We have limited the effects of inflation through increases in freight rates and fuel surcharges.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We experience various market risks, including changes in interest rates, foreign currency exchange rates, and fuel prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes, nor when there are no underlying related exposures.

Interest Rate Risk. We are exposed to interest rate risk principally from our primary credit facility. The credit facility carries a maximum variable interest rate of either the bank’s base rate or LIBOR plus 1.125%. At December 31, 2005, the interest rate for revolving borrowings under our credit facility was LIBOR plus .875%. At December 31, 2005, we had no loan borrowings outstanding under the credit facility.

Foreign Currency Exchange Rate Risk. We are subject to foreign currency exchange rate risk, specifically in connection with our Canadian operations. While virtually all of the expenses associated with our Canadian operations, such as independent contractor costs, Company driver compensation, and administrative costs, are paid in Canadian dollars, a significant portion of our revenue generated from those operations is billed in U.S. dollars because many of our customers are U.S. shippers transporting goods to or from Canada. As a result, increases in the Canadian dollar exchange rate adversely affect the profitability of our Canadian operations. Assuming revenue and expenses for our Canadian operations identical to that in the six months ended December 31, 2005 (both in terms of amount and currency mix), we estimate that a $0.01 increase in the Canadian dollar exchange rate would reduce our annual net income by approximately $235,000.

We generally do not face the same magnitude of foreign currency exchange rate risk in connection with our intra-Mexico operations conducted through our Mexican subsidiary, Jaguar, because our foreign currency revenues are generally proportionate to our foreign currency expenses for those operations. For purposes of consolidation, however, the operating results earned by our subsidiaries, including Jaguar, in foreign currencies are converted into United States dollars. As a result, a decrease in the value of the Mexican peso could adversely affect our consolidated results of operations. Assuming revenue and expenses for our Mexican operations identical to that in the six months ended December 31, 2005 (both in terms of amount and currency mix), we estimate that a $0.01 decrease in the Mexican peso exchange rate would reduce our annual net income by approximately $60,000.

In response to increases in Canadian dollar exchange rates, we have from time-to-time entered into derivative financial instruments to reduce our exposure to currency fluctuations. In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS 133 and SFAS 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. Derivatives that are not hedges must be adjusted to fair value through earnings. As of December 31, 2005, we had no currency derivatives in place.

Commodity Price Risk. Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability. Fuel is subject to economic, political, market, and climatic factors that are outside of our control. Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through the collection of fuel surcharges. However, fuel surcharges do not always fully offset increases in fuel prices. In addition, from time-to-time we may enter into derivative financial instruments to reduce our exposure to fuel price fluctuations. In accordance with SFAS 133, we adjust any such derivative instruments to fair value through earnings on a monthly basis. As of December 31, 2005, we had no fuel derivatives in place.

Item 4.  Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. There were no changes in the Company’s internal control over financial reporting that occurred during the second quarter of fiscal 2006 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding disclosures.

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

Item 6.    Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company, effective January 12, 2006.*
3.2
Certificate of Designation for Series A Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, filed with the SEC on September 28, 2000.)

3.3	By-laws. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Registration No. 33-72128, filed with the SEC on November 24, 1993.)
4.1	Amended and Restated Certificate of Incorporation of the Company, effective January 12, 2006.*
4.2
Certificate of Designation for Series A Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, filed with the SEC on September 28, 2000.)

4.3
Rights Agreement, dated as of July 20, 2000, between Celadon Group, Inc. and Fleet National Bank, as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, filed with the SEC on July 20, 2000.)

4.4	By-laws. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Registration No. 33-72128, filed with the SEC on November 24, 1993.)
10.21	First Amendment to Credit Agreement, dated December 23, 2005, among the Company, certain of its subsidiaries, LaSalle Bank National Association, and certain other lenders.*
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company’s Chief Executive Officer.*
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Paul Will, the Company’s Chief Financial Officer.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company’s Chief Executive Officer.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Paul Will, the Company’s Chief Financial Officer.*
99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.*
_______________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Celadon Group, Inc. (Registrant)

/s/ Stephen Russell
Stephen Russell
Chairman of the Board and Chief Executive Officer

/s/ Paul Will
Paul Will
Chief Financial Officer, Executive Vice President, Treasurer, and Assistant Secretary

Date: January 30, 2006