Form 10-Q
period 2006-03-31
CELADON GROUP INC
filed 2006-05-04
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Yes [ ] No [X]

As of May 1, 2006 (the latest practicable date), 15,296,510 shares of the registrant’s common stock, par value $0.033 per share, were outstanding.

CELADON GROUP, INC.

Index to

March 31, 2006 Form 10-Q

Part I.     Financial Information

Item 1.     Financial Statements

CELADON GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2006 and June 30, 2005
(Dollars in thousands except per share and par value amounts)

	March 31, 2006	June 30, 2005
	(unaudited)
A S S E T S

Current assets:
Cash and cash equivalents	$15,324	$11,115
Trade receivables, net of allowance for doubtful accounts of $1,395 and $1,496 at March 31, 2006 and June 30, 2005	52,584	55,760
Accounts receivable - other	1,414	2,727
Prepaid expenses and other current assets	8,059	3,599
Tires in service	2,800	3,308
Income tax receivable	905	---
Deferred income taxes	2,424	2,424
Total current assets	83,510	78,933
Property and equipment	95,362	88,230
Less accumulated depreciation and amortization	30,430	30,685
Net property and equipment	64,932	57,545
Tires in service	1,483	1,739
Goodwill	19,137	19,137
Other assets	2,201	2,089
Total assets	$171,263	$159,443

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

Current liabilities:
Accounts payable	$3,962	$4,465
Accrued salaries and benefits	12,644	11,523
Accrued insurance and claims	7,805	10,021
Accrued fuel expense	5,230	6,104
Other accrued expenses	11,932	11,105
Current maturities of long-term debt	864	1,057
Current maturities of capital lease obligations	306	788
Income tax payable	---	265
Total current liabilities	42,743	45,328
Long-term debt, net of current maturities	4,972	4,239
Capital lease obligations, net of current maturities	1,210	1,260
Deferred income taxes	8,418	10,100
Minority interest	25	25
Stockholders’ equity:
Preferred stock, $1.00 par value, authorized 179,985 shares; no shares issued and outstanding	---	---
Common stock, $0.033 par value, authorized 40,000,000 shares; issued 15,280,010 and 10,050,449 shares at March 31, 2006 and June 30, 2005	504	332
Additional paid-in capital	89,911	89,359
Retained earnings	25,704	11,544
Unearned compensation of restricted stock	---	(711)
Accumulated other comprehensive loss	(2,224)	(2,033)
Total stockholders’ equity	113,895	98,491
Total liabilities and stockholders’ equity	$171,263	$159,443

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except per share amounts)
(Unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2006	2005	2006	2005
Revenue:
Freight revenue	$100,844	$99,202	$307,072	$294,681
Fuel surcharges	14,469	9,331	46,450	25,116
	115,313	108,533	353,522	319,797

Operating expenses:
Salaries, wages, and employee benefits	35,697	33,015	106,028	98,587
Fuel	25,289	21,093	79,436	57,843
Operations and maintenance	7,087	8,279	21,811	26,086
Insurance and claims	3,620	3,597	10,967	9,927
Depreciation and amortization	3,199	3,939	9,283	10,941
Revenue equipment rentals	9,718	9,041	30,344	25,553
Purchased transportation	16,272	17,318	51,935	55,362
Costs of products and services sold	1,349	1,193	3,990	3,509
Professional and consulting fees	644	784	2,197	1,809
Communications and utilities	1,007	1,116	3,050	3,170
Operating taxes and licenses	1,891	2,210	6,104	6,390
General and other operating	1,574	1,624	4,539	4,712
Total operating expenses	107,347	103,209	329,684	303,886

Operating income	7,966	5,324	23,838	15,911

Other (income) expense:
Interest income	(41)	(1)	(119)	(7)
Interest expense	227	412	727	1,100
Other (income) expense, net	3	2	29	8
Income before income taxes	7,777	4,911	23,201	14,810
Provision for income taxes	3,100	2,169	9,041	6,544
Net income	$4,677	$2,742	$14,160	8,266

Earnings per common share:
Diluted earnings per share (1)	$0.30	$0.18	$0.91	$0.54
Basic earnings per share (1)	$0.31	$0.18	$0.93	$0.56
Average shares outstanding:
Diluted (1)	15,664	15,475	15,556	15,316
Basic (1)	15,285	15,038	15,166	14,794

(1)
Earnings per share amounts and average number of shares outstanding have been adjusted to give retroactive effect to a three-for-two stock split effected in the form of a 50% stock dividend declared January 18, 2006.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended March 31, 2006 and 2005
(Dollars in thousands)
(Unaudited)

	2006		2005

Cash flows from operating activities:
Net income		$14,160		$8,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		9,283		10,941
Stock based compensation		2,484		607
Benefit for deferred income taxes		(1,682)		143
Provision for doubtful accounts		556		1,025
Changes in assets and liabilities:
Trade receivables		2,620		(1,692)
Accounts receivable - other		1,313		2,297
Income tax recoverable		(905)		---
Tires in service		764		459
Prepaid expenses and other current assets		(4,460)		815
Other assets		(138)		89
Accounts payable and accrued expenses		(3,593)		2,768
Income tax payable		(265)		(1,511)
Net cash provided by operating activities		20,137		24,207

Cash flows from investing activities:
Purchase of property and equipment		(47,407)		(23,079)
Proceeds on sale of property and equipment		32,447		21,613
Purchase of minority shares of subsidiary		---		(2,495)
Purchase of a business, net of cash acquired		---		(22,700)
Net cash used in investing activities		(14,960)		(26,661)

Cash flows from financing activities:
Proceeds from issuances of common stock		900		1,814
Proceeds from bank borrowings and debt		---		6,645
Payments on long-term debt		(1,095)		(2,677)
Principal payments under capital lease obligations		(773)		(2,985)
Net cash (used in) provided by financing activities		(968)		2,797

Increase in cash and cash equivalents		4,209		343

Cash and cash equivalents at beginning of period		11,115		356
Cash and cash equivalents at end of period		$15,324		$699
Supplemental disclosure of cash flow information:
Interest paid		$717		$1,058
Income taxes paid		$12,215		$7,530
Supplemental disclosure of non-cash flow investing activities:
Lease obligation/debt incurred in the purchase of equipment		$1,876	$	---
Note payable obligation incurred in purchase of minority shares	$	---		$910

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
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

2.     Stock Split

    On January 18, 2006, the Board of Directors approved a three-for-two stock split, effected in the form of a fifty percent (50%) stock dividend. The stock split distribution date was February 15, 2006, to stockholders of record as of the close of business on February 1, 2006.

    Unless otherwise indicated, all share and per share amounts have been adjusted to give retro active effect to this stock-split.

3.    Earnings Per Share

    The difference in basic and diluted weighted average shares is due to the assumed exercise of outstanding stock options. A reconciliation of the basic and diluted earnings per share calculation was as follows (amounts in thousands, except per share amounts):

	For three months ended March 31,		For nine months ended March 31,
	2006	2005	2006	2005

Net income	$4,677	$2,742	$14,160	$8,266

Denominator
Weighted average number of common shares outstanding	15,285	15,038	15,166	14,794
Equivalent shares issuable upon exercise of stock options	379	437	390	522

Diluted shares	15,664	15,475	15,556	15,316

Earnings per share
Basic	$0.31	$0.18	$0.93	$0.56
Diluted	$0.30	$0.18	$0.91	$0.54

INDEX

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

4.     Segment Information and Significant Customers

The Company operates in two segments, transportation and e-commerce. The Company generates revenue in the transportation segment, primarily by providing truckload-hauling services through its subsidiaries Celadon Trucking Services Inc. ("CTSI"), Servicios de Transportacion Jaguar, S.A. de C.V., ("Jaguar"), and Celadon Canada, Inc. ("CelCan"). The Company provides certain services over the Internet through its e-commerce subsidiary TruckersB2B, Inc. ("TruckersB2B"). The e-commerce segment generates revenue by providing discounted fuel, tires, and other products and services to small and medium-sized trucking companies. The Company evaluates the performance of its operating segments based on operating income (amounts below in thousands).

	Transportation	E-commerce	Consolidated

Three months ended March 31, 2006
Operating revenue	$113,231	$2,082	$115,313
Operating income	7,547	419	7,966

Three months ended March 31, 2005
Operating revenue	$106,663	$1,870	$108,533
Operating income	4,985	339	5,324

Nine months ended March 31, 2006
Operating revenue	$347,383	$6,139	$353,522
Operating income	22,705	1,133	23,838

Nine months ended March 31, 2005
Operating revenue	$314,000	$5,797	$319,797
Operating income	14,721	1,190	15,911

Information as to the Company’s operating revenue by geographic area is summarized below (in thousands). The Company allocates operating revenue based on country of origin of the tractor hauling the freight:

	For the three months ended March 31,		For the nine months ended March 31,
	2006	2005	2006	2005
Operating revenue:
United States	$95,177	$89,896	$289,391	$261,286
Canada	13,629	13,430	43,364	42,653
Mexico	6,507	5,207	20,767	15,858
Total	$115,313	$108,533	$353,522	$319,797

No customer accounted for more than 10% of the Company’s total revenue during any of its two most recent fiscal years.

INDEX

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

5.     Stock Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123-R, "Share-Based Payments, an Amendment of SFAS 123 on Accounting for Stock Based Compensation." SFAS 123-R requires companies to recognize in the income statement the grant date fair value of stock options and other equity-based compensation issued to employees. We adopted this statement effective July 1, 2005. Our adoption of SFAS 123-R impacted our results of operations by increasing salaries, wages, and related expenses. The amount of the impact was immaterial to the Company for the third quarter of fiscal 2006 and the nine months ended March 31, 2006.

The Company estimates the fair value of each grant using the Black-Scholes option-pricing model. In addition, option-pricing models require the input of certain assumptions including the expected stock price volatility.

At March 31, 2006, the Company had 1,019,411 outstanding stock options with an average exercise price of $10.87. There are 568,220 vested options. The stock options have an intrinsic value of $11.2 million based on the March 31, 2006 closing share price of $21.89. The weighted average remaining contractual term on these options is approximately 6.6 years. The total remaining unrecognized compensation cost related to the unvested options is $3.6 million which is expected to be recognized over approximately 3 years. During the third quarter ended March 31, 2006, $282,240 was expensed related to this plan in salaries, wages, and employee benefits.

At March 31, 2006, the Company had 182,820 outstanding nonvested shares with an average exercise price of $13.45. There are 47,100 vested shares. The nonvested shares have an intrinsic value of $1.5 million based on the March 31, 2006 closing share price of $21.89. The weighted average remaining contractual term on these shares is approximately 2.7 years. The total remaining unrecognized compensation cost related to the nonvested shares is $1.9 million which is expected to be recognized over approximately 4 years. During the third quarter ended March 31, 2006, $140,638 was expensed related to this plan, and $328,304 was expensed for the nine months ended of the same period in salaries, wages, and employee benefits.

The Company had 389,771 stock appreciation rights ("SARs") outstanding with an average exercise price of $11.57. These SARs vest annually over a 3 or 4 year term based on grant dates, with grant dates ranging from June 9, 2003 to August 21, 2005. These SARs have an intrinsic value of $4.0 million based on the March 31, 2006 closing share price of $21.89. The weighted average remaining contractual term on these SARs is approximately 2 years. SARs are classified as a liability award and recorded as other accrued expenses. During the third quarter ended March 31, 2006, $312,565 was expenses related to this plan, and $1,949,157 was expensed for the nine months ended of the same period.

For purposes of pro forma disclosure, for the nine months ended March 31, 2005, the estimated fair value of the options are expensed over the vesting period. Under the fair value method, the Company’s net income (in thousands) and earnings per share would have been:

	For the three months ended	For the nine months ended
	March 31, 2005	March 31, 2005

Net income	$2,742	$8,266
Stock-based compensation expense (net of tax)	54	213
Pro forma net income	$2,688	$8,053
Income per share:
Diluted earnings per share
As reported	$0.18	$0.54
Pro forma	$0.17	$0.53
Basic earnings per share:
As reported	$0.18	$0.56
Pro forma	$0.18	$0.54

INDEX

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

6.     Comprehensive Income

Comprehensive income consisted of the following components for the third quarter of fiscal 2006 and 2005, respectively, and the nine months ended March 31, 2006 and 2005, respectively (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005

Net income	$4,677	$2,742	$14,160	$8,266

Foreign currency translation adjustments	(509)	---	(191)	165

Total comprehensive income	$4,168	$2,742	$13,969	$8,431

7.     Commitments and Contingencies

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

8.     Reclassification

Certain reclassifications have been made to the March 31, 2005 financial statements to conform to the March 31, 2006 presentation.

INDEX

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Forward Looking Statements

This Quarterly Report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, events, performance, or achievements of the Company to be materially different from any future results, events, performance, or achievements expressed in or implied by such forward-looking statements. Such statements may be identified by the fact that they do not relate strictly to historical or current facts. These statements generally use words such as "believe," "expect," "anticipate," "project," "forecast," "should," "estimate," "plan," "outlook," "goal," and similar expressions. While it is impossible to identify all factors that may cause actual results to differ from those expressed in or implied by forward-looking statements, the risks and uncertainties that may affect the Company’s business, performance, and results of operations include the factors listed on Exhibit 99 to this Quarterly Report on Form 10-Q.

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

In our international operations, we offer time-sensitive transportation in North America. We generated approximately one-half of our revenue in fiscal 2005 from international movements, and we believe our annual border crossings make us the largest provider of international truckload movements in North America. We believe that our strategically located terminals and experience with the language, culture, and border crossing requirements of each North American country provide a competitive advantage in the international trucking marketplace.

We believe our international operations, particularly those involving Mexico, offer an attractive business niche for several reasons. The additional complexity of and need to establish cross-border business partners and to develop strong organization and adequate infrastructure in Mexico affords some barriers to competition that are not present in traditional U.S. truckload services.

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

INDEX

In addition to our international business, we offer a broad range of truckload transportation services within the United States, including long-haul, regional, dedicated, and logistics. With the acquisition of certain assets of CX Roberson in January 2005, we expanded our operations and service offerings within the United States and significantly improved our lane density, freight mix, and customer diversity. The CX Roberson acquisition was important to us, and we believe it has contributed to our recent operating improvements.

We also operate TruckersB2B, a profitable marketing business that affords volume purchasing power for items such as fuel, tires, and equipment to approximately 20,000 trucking fleets representing approximately 425,000 tractors. TruckersB2B represents a separate operating segment under generally accepted accounting principles.

For the third quarter of fiscal 2006, operating revenue increased 6.3% to $115.3 million, compared with $108.5 million for the third quarter of fiscal 2005. Net income increased to $4.7 million from $2.7 million, and diluted earnings per share improved to $0.30 from $0.18. We believe that a favorable relationship between freight demand and the industry-wide supply of tractor and trailer capacity, as well as our dedication to pricing discipline, yield management, and customer service, contributed to our increase in earnings for the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005.

We expect our tractor and trailer purchases will be primarily for replacement and will maintain the average age of our tractor fleet at approximately 2.0 years and the average age of our trailer fleet at 4.0 years or less during the 2006 fiscal year. At March 31, 2006, we had future operating lease obligations totaling $199.7 million, including residual value guarantees of approximately $79.1 million.

	March 31, 2006		March 31, 2005
	Tractors	Trailers	Tractors	Trailers
Owned equipment	509	1,144	520	2,020
Capital leased equipment	---	110	20	476
Operating leased equipment	1,715	6,208	1,674	5,389
Independent contractors	347	---	414	---
Total	2,571	7,462	2,628	7,885

INDEX

Results of Operations

The following table sets forth the percentage relationship of expense items to freight revenue for the periods indicated:

	For the three months ended March 31,		For the nine months ended March 31,
	2006	2005	2006	2005
Freight revenue(1)	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages, and employee benefits	35.4%	33.3%	34.5%	33.5%
Fuel(1)	10.7%	11.9%	10.7%	11.1%
Operations and maintenance	7.0%	8.3%	7.1%	8.9%
Insurance and claims	3.6%	3.6%	3.6%	3.4%
Depreciation and amortization	3.2%	4.0%	3.0%	3.7%
Revenue equipment rentals	9.6%	9.1%	9.9%	8.7%
Purchased transportation	16.1%	17.5%	16.9%	18.8%
Costs of products and services sold	1.3%	1.2%	1.3%	1.2%
Professional and consulting fees	0.6%	0.8%	0.7%	0.6%
Communications and utilities	1.0%	1.1%	1.0%	1.1%
Operating taxes and licenses	1.9%	2.2%	2.0%	2.2%
General and other operating	1.7%	1.6%	1.5%	1.4%

Total operating expenses	92.1%	94.6%	92.2%	94.6%

Operating income	7.9%	5.4%	7.8%	5.4%

Other expense:
Interest expense	0.2%	0.4%	0.2%	0.4%

Income before income taxes	7.7%	5.0%	7.6%	5.0%
Provision for income taxes	3.1%	2.2%	2.9%	2.2%

Net income	4.6%	2.8%	4.7%	2.8%

(1)
Freight revenue is total revenue less fuel surcharges. In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense. Fuel surcharges were $14.5 million and $9.3 million for the third quarter of fiscal 2006 and 2005, respectively, and $46.5 million and $25.1 million for the nine months ended March 31, 2006 and 2005, respectively.

Comparison of Three Months Ended March 31, 2006 to Three Months Ended March 31, 2005

Operating revenue increased by $6.8 million, or 6.2%, to $115.3 million for the third quarter of fiscal 2006, from $108.5 million for the third quarter of fiscal 2005. Freight revenue increased by $1.6 million, or 1.7%, to $100.8 million for the third quarter of fiscal 2006, from $99.2 million for the third quarter of fiscal 2005. This increase was primarily attributable to a 3.0% improvement in average freight revenue per total mile to $1.36 from $1.32, with the average miles per tractor per week increasing from 2,069 miles to 2,118 miles. The improvement in average revenue per total mile resulted primarily from better overall freight rates driven by a favorable relationship between freight demand and truckload capacity. As a result of the foregoing factors, average freight revenue per tractor per week, which is our primary measure of asset productivity, increased 5.2% to $2,883 in the third quarter of fiscal 2006, from $2,740 for the third quarter of fiscal 2005. Revenue for TruckersB2B was $2.1 million in the third quarter of fiscal 2006, compared to $1.9 million for the third quarter of fiscal 2005.

INDEX

Salaries, wages, and benefits were $35.7 million, or 35.4% of freight revenue, for the third quarter of fiscal 2006, compared to $33.0 million, or 33.3% of freight revenue, for the third quarter of fiscal 2005. The increase in the overall dollar amount was primarily related to an increase in driver payroll resulting from an increase in Company miles. The Company is required to record adjustments to reflect changes in the stock price for stock appreciation rights (“SARS”). Accordingly, our salaries, wages, and benefits will fluctuate as our stock price changes.

Fuel expenses, net of fuel surcharge revenue of $14.5 million and $9.3 million for the third quarter of fiscal 2006 and 2005, respectively, decreased to $10.8 million, or 10.7% of freight revenue, for the third quarter of fiscal 2006, compared to $11.8 million, or 11.9% of freight revenue, for the third quarter of fiscal 2005. This decrease was primarily attributable to average fuel prices that were approximately $2.30 per gallon, or 17.0% higher during the third quarter of fiscal 2006, and an increase in Company miles, which in turn increased fuel usage. The increase in fuel costs, however, was offset by fuel surcharge revenue. Increased fuel prices will increase our operating expenses to the extent they are not offset by surcharges.

Operations and maintenance decreased to $7.1 million for the third quarter of fiscal 2006, from $8.3 million for the third quarter of fiscal 2005. Operations and maintenance decreased to 7.0% of freight revenue, for the third quarter of fiscal 2006, from 8.3% for the third quarter of fiscal 2005. Operations and maintenance consist of direct operating expense, maintenance, and tire expense. Expenses to prepare tractors for trade-in or sale have decreased as we have changed our trade cycle from 4 years to 3 years and the reduction in the average age of tractors and trailers has decreased our repairs. We expect maintenance expense to decrease as a percentage of revenue in future periods as a result of the effects of our fleet upgrade.

Insurance and claims expense was constant at $3.6 million, or 3.6% of freight revenue, for the third quarter of fiscal 2006 and 2005. Insurance consists of premiums for liability, physical damage, and cargo damage insurance. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased to $3.2 million from $3.9 million for the third quarter of fiscal 2006, compared to the third quarter of fiscal 2005. Depreciation and amortization decreased to 3.2% of freight revenue in the third quarter of fiscal 2006, compared to 4.0% of freight revenue for the third quarter of fiscal 2005. Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases. In the near term we expect to purchase new tractors with cash generated from operations.

Revenue equipment rentals were $9.7 million, or 9.6% of freight revenue, for the third quarter of fiscal 2006, compared to $9.0 million or 9.1% of freight revenue for the third quarter of fiscal 2005. This increase is attributable to an increase in our trailer fleet financed under operating leases. At March 31, 2006, 6,208 trailers, or 83.2% of our Company trailers, were held under operating leases compared to 5,389 trailers, or 68.3% of our trailers, at March 31, 2005. As we expect to finance most of our new trailers under off-balance sheet operating leases, we expect revenue equipment rentals will continue to slightly increase going forward, but at a slower rate as we are now purchasing new tractors with cash generated from operations.

INDEX

Purchased transportation decreased to $16.3 million, or 16.1% of freight revenue, for the third quarter of fiscal 2006, from $17.3 million, or 17.5% of freight revenue, for the third quarter of fiscal 2005. The decrease is primarily related to reduced owner-operator expense, as the percentage of our fleet comprised of owner-operators decreased. It has become difficult to recruit and retain owner-operators due to the challenging operating environment. Owner-operators are independent contractors who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile. To the extent these operating expenses continue to rise and there is not a corresponding increase in the fixed payment per mile, we expect the percentage of our fleet comprised of owner-operators will continue to decrease.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses. Accordingly, we have not provided a detailed discussion of such expenses.

Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, improved 270 basis points to 7.7% of freight revenue for the third quarter of fiscal 2006, from 5.0% of freight revenue for the third quarter of fiscal 2005.

Income taxes increased to $3.1 million, with an effective tax rate of 39.9%, for the third quarter of fiscal 2006, from $2.2 million, with an effective tax rate of 44.2%, for the third quarter of fiscal 2005. The effective tax rate decreased as a result of increased earnings which reduced the effect of non-deductible expenses related to our per diem pay structure. As per diem is a non-deductible expense, our effective tax rate will fluctuate as net income fluctuates in the future.

Comparison of Nine Months Ended March 31, 2006 to Nine Months Ended March 31, 2005

Operating revenue increased by $33.7million, or 10.5%, to $353.5 million for the nine months ended March 31, 2006, from $319.8 million for the nine months ended March 31, 2005. This increase was primarily attributable to a 5.4% improvement in average freight revenue per total mile, from $1.31 to $1.37, with the average miles per tractor per week remaining constant at 2,151. The improvement in average revenue per total mile resulted primarily from better overall freight rates driven by a favorable relationship between freight demand and truckload capacity. As a result of the foregoing factors, average freight revenue per tractor per week, which is our primary measure of asset productivity, increased 4.6% to $2,938 for the nine months ended March 31, 2006, from $2,808 for the nine months ended March 31, 2005. Revenue for TruckersB2B was $6.1 million for the nine months ended March 31, 2006, compared to $5.8 million for the nine months ended March 31, 2005.

Salaries, wages, and benefits were $106.0 million, or 34.5% of freight revenue, for the nine months ended March 31, 2006, compared to $98.6 million, or 33.5% of freight revenue, for the nine months ended March 31, 2005. The increase in the overall dollar amount was primarily related to an increase in driver payroll resulting from an increase in Company miles and adjusting the Company’s accrual for outstanding SARs due to an increase in the Company’s stock price. The Company is required to make quarterly adjustments to reflect changes in the stock price. Accordingly, our salaries, wages, and benefits will fluctuate as our stock price changes.

Fuel expenses, net of fuel surcharge revenue of $46.5 million and $25.1 million for the nine months ended March 31, 2006 and 2005, respectively, increased to $33.0 million, or 10.7% of freight revenue, for the nine months ended March 31, 2006, compared to $32.7 million, or 11.1% of freight revenue, for the nine months ended March 31, 2005. The increase in our costs was attributable to average fuel prices that were approximately $2.41 per gallon, or 30.5% higher during the nine months ended March 31, 2006, and an increase in Company miles. The increase in fuel prices was offset by the collection of fuel surcharge revenue. Increased fuel prices will increase our operating expenses to the extent they are not offset by surcharges.

INDEX

               Operations and maintenance decreased to $21.8 million for the nine months ended March 31, 2006, from $26.1 million for the nine months ended March 31, 2005. As a percentage of freight revenue, operations and maintenance decreased to 7.1% for the nine months ended March 31, 2006, from 8.9% for the nine months ended March 31, 2005. Operations and maintenance consist of direct operating expense, maintenance, and tire expense. Expenses to prepare tractors for trade-in or sale have decreased as we have changed our trade cycle from 4 years to 3 years and the reduction in the average age of tractors and trailers has decreased our repairs. We expect maintenance expense to decrease as a percentage of revenue in future periods as a result of the effects of our fleet upgrade.

Insurance and claims expense was $11.0 million, or 3.6% of freight revenue, for the nine months ended March 31, 2006, compared to $9.9 million, or 3.4% of freight revenue, for the nine months ended March 31, 2005. The primary reasons for the increase in insurance and claims were slightly higher cargo claims, workers’ compensation expenses, and increased legal expenses incurred in defense and settlement of various cases. Insurance consists of premiums for liability, physical damage, and cargo damage insurance. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased to $9.3 million, or 3.0% of freight revenue, for the nine months ended March 31, 2006, from $10.9 million, or 3.7% of freight revenue, for the nine months ended March 31, 2005. The decrease in depreciation expense is attributed to equipment sold in fiscal year 2005. Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases. In the near term we expect to purchase new tractors with cash generated from operations.

Revenue equipment rentals were $30.3 million, or 9.9% of freight revenue, for the nine months ended March 31, 2006, compared to $25.6 million, or 8.7% of freight revenue for the nine months ended March 31, 2005. This increase is attributable to an increased percentage of our trailer fleet held under operating leases for the nine months ended March 31, 2006. At March 31, 2006, 6,208 trailers, or 83.2% of our Company trailers, were held under operating leases compared to 5,389 trailers, or 68.3% of our trailers, at March 31, 2005. As we expect to finance most of our new trailers under off-balance sheet operating leases, we expect revenue equipment rentals will continue to increase going forward, but at a slower rate as we are purchasing tractors using cash generated from operations.

Purchased transportation decreased to $51.9 million, or 16.9% of freight revenue, for the nine months ended March 31, 2006, from $55.4 million, or 18.8% of freight revenue, for the nine months ended March 31, 2005. The decrease is primarily related to reduced owner-operator expense, as the percentage of our fleet comprised of owner-operators decreased. It has become difficult to recruit and retain owner-operators due to the challenging operating environment. Owner-operators are independent contractors who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile. To the extent these operating expenses continue to rise and there is not a corresponding increase in the fixed payment per mile, we expect the percentage of our fleet comprised of owner-operators will continue to decrease.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses. Accordingly, we have not provided a detailed discussion of such expenses.

INDEX

Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, improved 260 basis points to 7.6% of freight revenue for the nine months ended March 31, 2006, from 5.0% of freight revenue for the nine months ended March 31, 2005.

Income taxes resulted in expense of $9.0 million with an effective tax rate of 39.0%, for the nine months ended March 31, 2006, compared to $6.5 million, with an effective tax rate of 44.2%, for the nine months ended March 31, 2004. As per diem is a non-deductible expense our effective tax rate will fluctuate as net income fluctuates in the future.

Liquidity and Capital Resources

Trucking is a capital-intensive business. We require cash to fund our operating expenses (other than depreciation and amortization), to make capital expenditures, acquisitions, and to repay debt. Other than ordinary operating expenses, we anticipate that capital expenditures for the acquisition of revenue equipment will constitute our primary cash requirement over the next twelve months. Our principal sources of liquidity are cash generated from operations, bank borrowings, lease financing of revenue equipment, proceeds from the sale of used revenue equipment, and, to a lesser extent, the sale of shares of our common stock.

Cash Flows

Cash provided by operations was $20.1 million for the nine months ended March 31, 2006, compared to $24.2 million for the nine months ended March 31, 2005. The primary changes in operating assets and liabilities related to increased prepaid expenses due to payment of fiscal 2006 insurance premiums at the beginning of the year whereas installment payments were made historically, prepayment of heavy vehicle use tax (historically paid quarterly), and payment on license renewals, as well as a decrease in accounts payable and accrued expenses due to settlement of many large liability claims.

Investing activities consumed $15.0 million for the nine months ended March 31, 2006, compared to $26.7 million for the nine months ended March 31, 2005. Capital expenditures were $47.4 million for the nine months ended March 31, 2006, primarily related to the purchase of 548 tractors and 346 trailers (from lease buyouts and new equipment purchases). Capital expenditures were $23.1 million for the nine months ended March 31, 2005, primarily related to the purchase of 21 tractors and 621 trailers (from lease buyouts and new equipment purchases). Proceeds from the sale of property and equipment were $32.4 million and $21.6 million for the nine months ended March 31, 2006 and March 31, 2005, respectively, related to assets retired when new equipment was purchased.

Financing activities consumed $1.0 million for the nine months ended March 31, 2006, compared to cash provided of $2.8 million for the nine months ended March 31, 2005. Financing activity represents borrowings (new borrowings, net of repayment) and payments of the principal component of capital lease obligations. Although capital expenditures increased for the nine months ended March 31, 2006, we used cash on hand for a greater percentage of our financing activities, rather than borrowing.

INDEX

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

Our operating leases include some under which we do not guarantee the value of the asset at the end of the lease term ("walk-away leases") and some under which we do guarantee the value of the asset at the end of the lease term. At March 31, 2006, we had future operating lease obligations totaling $199.7 million, including residual value guarantees of approximately $79.1 million. We were obligated for residual value payments related to operating leases of $79.1 million and $62.6 million at March 31, 2006 and 2005, respectively. A portion of these amounts is covered by repurchase and/or trade agreements we have with the equipment manufacturer. We believe that any residual payment obligations that are not covered by the manufacturer will be satisfied, in the aggregate, by the value of the related equipment at the end of the lease. We anticipate that in the short term we will continue to use operating leases to finance the acquisition of trailers and we will use cash generated from operations to purchase tractors.

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

Primary Credit Agreement

               On September 26, 2005, the Company, CTSI, and TruckersB2B entered into an unsecured Credit Agreement with LaSalle Bank National Association, as administrative agent, and LaSalle Bank National Association, Fifth Third Bank (Central Indiana), and JPMorgan Chase Bank, N.A., as lenders, which matures on September 24, 2010 (the "Credit Agreement"). The Credit Agreement was used to refinance the Company’s existing credit facility and is intended to provide for ongoing working capital needs and general corporate purposes. Borrowings under the Credit Agreement are based, at the option of the Company, on a base rate equal to the greater of the federal funds rate plus 0.5% and the administrative agent’s prime rate or LIBOR plus an applicable margin between 0.75% and 1.125% that is adjusted quarterly based on cash flow coverage. The Credit Agreement is guaranteed by Celadon E-Commerce, Inc., CelCan, and Jaguar, each of which is a subsidiary of the Company.

The Credit Agreement has a maximum revolving borrowing limit of $50.0 million, and the Company may increase the revolving borrowing limit by an additional $20.0 million, to a total of $70.0 million. Letters of credit are limited to an aggregate commitment of $15.0 million and a swing line facility has a limit of $5.0 million. A commitment fee that is adjusted quarterly between 0.15% and 0.225% per annum based on cash flow coverage is due on the daily unused portion of the Credit Agreement. The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, mergers, consolidations, acquisitions and dispositions, and total indebtedness. We were in compliance with these covenants at March 31, 2006, and expect to remain in compliance for the foreseeable future. At March 31, 2006, none of our credit facility was utilized as outstanding borrowings and $5.6 million was utilized for standby letters of credit.

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

INDEX

Contractual Obligations and Commercial Commitments

As of March 31, 2006, our operating leases, capitalized leases, other debts, and future commitments have stated maturities or minimum annual payments as follows:

	Annual Cash Requirements as of March 31, 2006 (in thousands) Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating lease obligations	$120,627	$38,341	$42,523	$21,427	$18,336
Lease residual value guarantees	79,121	14,195	32,161	5,261	27,503
Capital lease obligations(1)	1,717	382	671	665	---
Long-term debt(1)(1)	6,726	1,260	4,204	1,262	---
Sub-total	$208,191	$54,178	$79,559	$28,615	$45,839

Future purchase of revenue equipment	$90,826	$35,234	$48,988	$1,597	$5,006
Employment and consulting agreements(2)	1,142	891	251	---	---
Standby Letters of Credit	5,600	5,600	---	---	---

Total	$305,759	$95,903	$128,798	$30,212	$50,845

(1)	Includes interest.
(2)
The amounts reflected in the table do not include amounts that could become payable to our Chief Executive Officer and Chief Financial Officer under certain circumstances if their employment by the Company is terminated.

Seasonality

The truckload industry historically is affected by economic seasonality. During the winter months, there is generally a slow start down after the holiday season. Seasonality generally follows the retail buying seasons and building and construction seasons.

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

INDEX

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

We experience various market risks, including changes in interest rates, foreign currency exchange rates, and fuel prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes, nor when there are no underlying related exposures.

Interest Rate Risk. At March 31, 2006, we have no debt outstanding on our primary credit facility, and therefore, we have no market risk related to debt. All other debt is fixed rate debt, therefore, we have no market risk related to that debt.

Foreign Currency Exchange Rate Risk. We are subject to foreign currency exchange rate risk, specifically in connection with our Canadian operations. While virtually all of the expenses associated with our Canadian operations, such as independent contractor costs, Company driver compensation, and administrative costs, are paid in Canadian dollars, a significant portion of our revenue generated from those operations is billed in U.S. dollars because many of our customers are U.S. shippers transporting goods to or from Canada. As a result, increases in the Canadian dollar exchange rate adversely affect the profitability of our Canadian operations. Assuming revenue and expenses for our Canadian operations identical to that in the nine months ended March 31, 2006 (both in terms of amount and currency mix), we estimate that a $0.01 increase in the Canadian dollar exchange rate would reduce our annual net income by approximately $232,000.

We generally do not face the same magnitude of foreign currency exchange rate risk in connection with our intra-Mexico operations conducted through our Mexican subsidiary, Jaguar, because our foreign currency revenues are generally proportionate to our foreign currency expenses for those operations. For purposes of consolidation, however, the operating results earned by our subsidiaries, including Jaguar, in foreign currencies are converted into United States dollars. As a result, a decrease in the value of the Mexican peso could adversely affect our consolidated results of operations. Assuming revenue and expenses for our Mexican operations identical to that in the nine months ended March 31, 2006 (both in terms of amount and currency mix), we estimate that a $0.01 decrease in the Mexican peso exchange rate would reduce our annual net income by approximately $63,000.

In response to increases in Canadian dollar exchange rates, we have from time-to-time entered into derivative financial instruments to reduce our exposure to currency fluctuations. In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS 133 and SFAS 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. Derivatives that are not hedges must be adjusted to fair value through earnings. As of March 31, 2006, we had no currency derivatives in place.

Commodity Price Risk. As of March 31, 2006, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Item 4.      Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. There were no changes in the Company’s internal control over financial reporting that occurred during the third quarter of fiscal 2006 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

INDEX

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

INDEX

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

Item 4.     Submission of Matters to a Vote of Security Holders

The Company held its regular Annual Meeting of Stockholders (the "Annual Meeting") on January 12, 2006. At the Annual Meeting, stockholders representing 9,203,579 shares or 91.27% of the total outstanding shares of Common Stock were present in person or by proxy at the Annual Meeting and voted on three proposals. All share numbers set forth in this Item 4 have not been adjusted to give effect to our three-for-two stock dividend declared on January 18, 2006.  A tabulation of the votes with respect to each proposal follows:

Proposal 1 - Election of Directors (to serve a one-year term)

	Voted For	Vote Withheld
Stephen Russell	8,059,998	1,143,581
Paul A. Biddelman	8,061,287	1,142,292
Michael Miller	8,239,928	963,651
Anthony Heyworth	8,033,237	1,170,342

Proposal 2 - Adoption of the 2006 Omnibus Incentive Plan

Voted For	Voted Against	Abstain
6,407,845	1,014,819	10,415

Proposal 3 - Adoption of the Amended and Restated Certificate of Incorporation

Voted For	Voted Against	Abstain
5,288,807	3,904,527	10,245

Item 6.    Exhibits

3.1
Amended and Restated Certificate of Incorporation of the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending December 31, 2005, filed with the SEC on January 30, 2006.)

3.2
Certificate of Designation for Series A Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, filed with the SEC on September 28, 2000.)

3.3	By-laws. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Registration No. 33-72128, filed with the SEC on November 24, 1993.)
4.1	Amended and Restated Certificate of Incorporation of the Company.
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

4.4	By-laws. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Registration No. 33-72128, filed with the SEC on November 24, 1993.)
10.22	Celadon Group, Inc., 2006 Omnibus Incentive Plan. (Incorporated by reference to Annex A to the Company’s definitive proxy statement, filed with the SEC on December 19, 2005.)
10.23	Celadon Group, Inc. Award Notice for Employees for Restricted Stock Awards.*

INDEX
10.24	Celadon Group, Inc. Award Notice for Stephen Russell for Restricted Stock Award.*
10.25	Celadon Group, Inc. Award Notice for Employees for Incentive Stock Option Grants.*
10.26	Celadon Group, Inc. Award Notice for Non-Employee Directors for Non-Qualified Stock Option Grants.*
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company’s Chief Executive Officer.*
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Paul Will, the Company’s Chief Financial Officer.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company’s Chief Executive Officer.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Paul Will, the Company’s Chief Financial Officer.*
99	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.*
________________________
* Filed herewith

INDEX

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

Date: May 4, 2006