Form 10-K
period 2006-06-30
CELADON GROUP INC
filed 2006-09-01
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                 ☐Yes ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.                             ☐Yes ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                  ☒Yes ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                            ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                           ☐Yes ☒No

On December 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock ($0.033 par value) held by non-affiliates (20,546,753 shares) was approximately $262 million, based upon the reported last sale price of the common stock on that date, adjusted to give effect to the registrant's three-for-two stock splits, effected in the form of a 50% stock dividend distributed on February 15, 2006 and June 15, 2006. The exclusion from such amount of the market value of shares of common stock owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.

The number of outstanding shares of the registrant’s common stock as of the close of business on August 29, 2006 was 23,418,648.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of Form 10-K - Portions of Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders

CELADON GROUP, INC.
FORM 10-K

PART I

Disclosure Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information in Items 1, 1A, 3, 7, 7A and 8 of this Form 10-K constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, involve known and unknown risks, uncertainties and other factors which may cause the actual results, events, performance, or achievements of the Company to be materially different from any future results, events, performance, or achievements expressed or implied by such forward-looking statements. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” and words or terms of similar substance used in connection with any discussion of future operating results, financial performance, or business plans identify forward-looking statements. All forward-looking statements reflect our management’s present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. While it is impossible to identify all factors that may cause actual results to differ, the risks and uncertainties that may affect the Company’s business, performance, and results of operations include the factors discussed in Item 1A of this report. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-K.

All such forward-looking statements speak only as of the date of this Form 10-K. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based.

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

Item 1.     Business

Introduction

We are one of North America’s twenty largest truckload carriers as measured by revenue. We generated $480.2 million in operating revenue during our fiscal year ended June 30, 2006. We have grown significantly since our incorporation in 1986 through internal growth and a series of acquisitions since 1995. As a dry van truckload carrier, we generally transport full trailer loads of freight from origin to destination without intermediate stops or handling. Our customer base includes Fortune 500 shippers such as Alcoa, Carrier Corporation, International Truck & Engine, John Deere, Kohler Company, Mercedes-Benz, Philip Morris, Phillips Lighting, and Wal-Mart.

In our international operations, we offer time-sensitive transportation in and between the United States and its two largest trading partners, Mexico and Canada. We generated approximately one-half of our revenue in fiscal 2006 from international movements, and we believe our annual border crossings make us the largest provider of international truckload movements in North America. We believe that our strategically located terminals and experience with the language, culture, and border crossing requirements of each North American country provide a competitive advantage in the international trucking marketplace.

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

We also operate TruckersB2B, Inc., a profitable marketing business that affords volume purchasing power for items such as fuel, tires, and equipment to approximately 20,000 member trucking fleets representing approximately 426,000 tractors. TruckersB2B represents a separate operating segment under generally accepted accounting principles. Information regarding revenue, profits and losses, and total assets of our transportation and e-commerce (TruckersB2B) operating segments is set forth in Note 12 to the consolidated financial statements filed as part of this report.

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

•
Operating a modern fleet to reduce maintenance costs and improve safety and driver retention. We believe that updating our tractor and trailer fleets will produce several benefits, including lower maintenance expenses, and enhanced safety, driver recruitment and retention. We have taken two important steps towards modernizing our fleet. First, we shortened the replacement cycle for our tractors from four years to three years. Second, we have replaced approximately 66% of all of our trailers during the last 3 years. These changes could produce significant benefits because maintenance and tire expenses increase significantly for tractors beyond the third year of operation and for trailers beyond the seventh year of operation, as wear and tear increases and some warranties expire.

•
Continuing our emphasis on service, safety, and technology. We offer just-in-time, time-definite, and other premium transportation services to meet the expectations of our service-oriented customers. We believe that targeting premium service freight permits us to obtain higher rates, build long-term, service-based customer relationships, and avoid competition from railroad, intermodal, and trucking companies that compete primarily on the basis of price. We believe our recent safety record has been among the best in our industry. In March 2006, 2005, and 2003, we were awarded first place in fleet safety among all truckload fleets that log more than 100 million miles per year at the Truckload Carriers Association Annual Conference. We have made significant investments in technologies that are intended to reduce costs, afford a competitive advantage with service-sensitive customers, and promote economies of scale. Examples of these technologies are Qualcomm satellite-based tracking and communications systems, our proprietary CelaTrac system that enables customers to track shipments and access other information via the Internet, and document imaging.

•
Maintaining our leading position in cross-border truckload shipments while offering diversified, nationwide transportation services in the U.S. We believe our strategically located terminals and experience with the languages, cultures, and border crossing requirements of all three North American countries provide us with competitive advantages in the international trucking marketplace. As a result of these advantages, we believe we are the industry leader in cross-border movements between North American countries. We supplement these cross-border shipments, which comprised over 55% of our revenue in fiscal 2006, with domestic freight from service-sensitive customers.

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

Other Services

TruckersB2B. Our TruckersB2B subsidiary is a profitable marketing business that affords volume purchasing power for items such as fuel, tires, insurance, and other products and services to small and medium-sized trucking companies through its website, www.truckersb2b.com. TruckersB2B provides small and medium-sized trucking company members with the ability to cut costs and thereby compete more effectively and profitably with the larger fleets. TruckersB2B has approximately 20,000 member trucking fleets representing approximately 426,000 tractors. Over the past five years, TruckersB2B has improved to $8.3 million in revenue and an operating profit of $1.5 million in fiscal 2006, from $6.7 million in revenue and an operating profit of $0.9 million in fiscal 2002. TruckersB2B continues to introduce complementary products and services to drive its growth and attract new fleets.

Celadon Dedicated Services. Through Celadon Dedicated Services, we provide warehousing and trucking services to three Fortune 500 companies. Our warehouse facilities are located near our customers’ manufacturing plants. We also transport the manufacturing component parts to our warehouses and sequence those parts for our customers. We then transport completed units from our customers’ plants.

Industry and Competition

The full truckload market is defined by the quantity of goods, generally over 10,000 pounds, shipped by a single customer point-to-point and is divided into several segments by the type of trailer used to transport the goods. These segments include van, temperature-controlled, flatbed, and tank carriers. We participate in the North American van truckload market. The markets within the United States, Canada, and Mexico are fragmented, with thousands of competitors, none of whom dominate the market. We believe that the current economic pressures will continue to force many smaller and private fleets into mergers or to exit the industry.

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

Transportation of goods between the United States or Canada and Mexico consists of three components: (i) transport from the point of origin to the Mexican border, (ii) drayage, which is transportation across the border, and (iii) transportation from the border to the final destination. While the truckload industry is highly competitive and fragmented, we are one of a limited number of companies that is able to provide or arrange for door-to-door transport service between points in the United States, Canada, and Mexico. Although both service and price drive competition in the premium long haul, time sensitive portion of the market, we rely primarily on our high level of service to attract customers. This strategy requires us to focus on market segments that employ just-in-time inventory systems and other premium services. Our competitors for freight include other long-haul truckload carriers and, to a lesser extent, medium-haul truckload carriers and railroads. We also compete with other trucking companies for the services of drivers. Some of the truckload carriers with which we compete have greater financial resources, operate more revenue equipment, and carry a larger total volume of freight than us.

TruckersB2B is a business-to-business savings program, for small and mid-sized fleets. Competitors include other large trucking companies and other business-to-business buying programs.

Customers

We target large service-sensitive customers with time-definite delivery requirements throughout the United States, Canada, and Mexico. Our customers frequently ship in the north-south lanes (i.e., to and from locations in Mexico and locations in the United States and Eastern Canada). The sales personnel in our offices work to source northbound and southbound transport, in addition to other transportation solutions. We currently service in excess of 2,300 trucking customers. Our premium service to these customers is enhanced by a high trailer-to-tractor ratio, state-of-the-art technology, well-maintained tractors and trailers, and 24/7 dispatch and reporting services. The principal types of freight transported include tobacco, consumer goods, automotive parts, various home products and fixtures, lawn tractors and assorted equipment, light bulbs, and various parts for engines.

No customer accounted for more than 10% of our total revenue during any of our three most recent fiscal years.

Drivers and Personnel

At June 30, 2006, we employed 3,353 persons, of whom 2,480 were drivers, 185 were truck maintenance personnel, 578 were administrative personnel, and 110 were dedicated services personnel and TruckersB2B personnel. None of our U.S. or Canadian employees is represented by a union or a collective bargaining unit.

Driver recruitment, retention, and satisfaction are essential components of our success. Competition to recruit and retain drivers is intense in the trucking industry. There has been and continues to be a shortage of qualified drivers in the industry. Drivers are selected in accordance with specific guidelines, relating primarily to safety records, driving experience, and personal evaluations, including a physical examination and mandatory drug testing. Our drivers attend an orientation program and ongoing driver efficiency and safety programs. An increase in driver turnover can have a negative impact on our results of operations.

Independent contractors are utilized through a contract with us to supply one or more tractors and drivers for our use. Independent contractors must pay their own tractor expenses, fuel, maintenance, and driver costs and must meet our specified guidelines with respect to safety. A lease-purchase program that we offer provides independent contractors the opportunity to lease-to-own a tractor. As of June 30, 2006, there were 351 independent contractors providing a combined 12.8% of our tractor capacity.

Revenue Equipment

Our equipment strategy is to utilize late-model tractors and high-capacity trailers, actively manage equipment throughout its life cycle, and employ a comprehensive service and maintenance program.

We have determined that the average annual cost of maintenance and tires for tractors in our fleet rises substantially after the first three years due to a combination of greater wear and tear and the expiration of some warranty coverages. We believe these costs rise late in the trade cycle for our trailers as well. We anticipate that we will achieve ongoing savings in maintenance and tire expense by replacing tractors and trailers more often. In addition, we believe operating newer equipment will enhance our driver recruiting and retention efforts. Accordingly, in fiscal 2005 we shortened our normal tractor replacement cycle to three years of service from four years of service.

The average age of our owned and leased tractors and trailers was approximately 2.0 and 3.5 years, respectively, at June 30, 2006, and approximately 1.9 and 3.6 years, respectively, at June 30, 2005. We utilize a comprehensive maintenance program to minimize downtime and control maintenance costs. Centralized purchasing of spare parts and tires, and centralized control of over-the-road repairs are also used to control costs.

Fuel

We purchase the majority of our fuel through a network of over 560 fuel stops throughout the United States and Canada. We have negotiated discounted pricing based on certain volume commitments with these fuel stops. We maintain bulk-fueling facilities in Indianapolis, Laredo, and Kitchener, Ontario to further reduce fuel costs.

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

Stock Splits

On January 18, 2006, the Board of Directors approved a three-for-two stock split, effected in the form of a fifty percent (50%) stock dividend. The stock split distribution date was February 15, 2006, to stockholders of record as of the close of business on February 1, 2006.

On May 4, 2006, the Board of Directors approved a second three-for-two stock split, effected in the form of a fifty percent (50%) stock dividend. The second stock split distribution date was June 15, 2006, to stockholders of record as of the close of business of June 1, 2006.

Unless otherwise indicated, all share and per share amounts have been adjusted to give retroactive effect to these stock splits.

Regulation

Our operations are regulated and licensed by various United States federal and state, Canadian provincial, and Mexican federal agencies. Interstate motor carrier operations are subject to safety requirements prescribed by the United States Department of Transportation (“DOT”). Such matters as weight and equipment dimensions are also subject to United States federal and state regulation and Canadian provincial regulations. We operate in the United States throughout the 48 contiguous states pursuant to operating authority granted by the Federal Highway Administration, in various Canadian provinces pursuant to operating authority granted by the Ministries of Transportation and Communications in such provinces, and within Mexico pursuant to operating authority granted by Secretaria de Communiciones y Transportes. To the extent that we conduct operations outside the United States, we are subject to the Foreign Corrupt Practices Act, which generally prohibits United States companies and their intermediaries from bribing foreign officials for the purpose of obtaining or retaining favorable treatment.

In January 2004, new and more restrictive hours of service regulations for drivers became effective. After nine months of operation under the revised hours-of-service regulations, citizens’ advocacy groups successfully challenged the regulations in court, alleging that they were developed without properly considering issues of driver health. Effective October 1, 2005, the rules were modified but did not substantially change from the existing rules. If driving hours are further restricted by new revisions to the hours-of-service rules, we could experience a reduction in driver miles that may adversely affect our business and results of operations.

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

In addition, the engines used in our newer tractors are subject to new emissions control regulations. The EPA recently adopted new emissions control regulations, which require progressive reductions in exhaust emissions from diesel engines through 2007. The new regulations decrease the amount of emissions that can be released by truck engines. Compliance with such regulations has increased the cost of our new tractors and could impair equipment productivity, lower fuel mileage, and increase our operating expenses. These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations once the regulations become effective. Some manufacturers have significantly increased new equipment prices, in part to meet new engine design requirements.

Cargo Liability, Insurance, and Legal Proceedings

We are a party to routine litigation incidental to our business, primarily involving claims for bodily injury or property damage incurred in the transportation of freight. We are responsible for the safe delivery of cargo. We have increased the self-insured retention portion of our insurance coverage for most claims significantly over the past several years. For fiscal 2006 and fiscal 2007, we renewed our auto liability policy, self-insuring for personal injury and property damage claims for amounts up to $2.5 million per occurrence. Management believes its uninsured exposure is reasonable for the transportation industry, based on previous history.

We are also responsible for administrative expenses, for each occurrence involving personal injury or property damage. We are also self-insured for the full amount of all our physical damage losses, for workers’ compensation losses up to $1.5 million per claim, and for cargo claims up to $100,000 per shipment, except for a few transportation contracts in which a higher retention may apply. Subject to these self-insured retention amounts, our current workers’ compensation policy provides coverage up to a maximum per claim amount of $10.0 million, and our current cargo loss and damage coverage provides coverage up to $1.0 million per shipment. We maintain separate insurance in Mexico consisting of bodily injury and property damage coverage with acceptable deductibles. Management believes our uninsured exposure is reasonable for the transportation industry, based on previous history.

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

Item 1A.     Risk Factors

Our future results may be affected by a number of factors over which we have little or no control. The following issues, uncertainties, and risks, among others, should be considered in evaluating our business and growth outlook.

Our business is subject to general economic and business factors that are largely out of our control, any of which could have a materially adverse effect on our operating results.

Our business is dependent on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control. Some of the most significant of these factors include excess tractor and trailer capacity in the trucking industry, declines in the resale value of used equipment, strikes or work stoppages, or work slow downs at our facilities or at customer, port, border crossing, or other shipping related facilities, increases in interest rates, fuel taxes, tolls, and license and registration fees, rising costs of healthcare, and fluctuations in foreign exchange rates.

We are also affected by recessionary economic cycles, changes in customers’ inventory levels, and downturns in customers’ business cycles, particularly in market segments and industries, such as retail and manufacturing, where we have a significant concentration of customers, and regions of the country, such as Texas and the Midwest, where we have a significant amount of business. Economic conditions may adversely affect our customers and their ability to pay for our services. Customers encountering adverse economic conditions represent a greater potential for loss and we may be required to increase our allowance for doubtful accounts. These economic conditions may adversely affect our ability to execute our strategic plan.

Ongoing insurance and claims expenses could significantly affect our earnings.

Our future insurance and claims expenses may exceed historical levels, which could reduce our earnings. We self-insure for a significant portion of our claims exposure, which could significantly increase the volatility of, and decrease the amount of, our earnings. Our future insurance and claims expense could reduce our earnings and make our earnings more volatile. We currently self-insure for a portion of our claims exposure and accrue amounts for liabilities based on our assessment of claims that arise and our insurance coverage for the periods in which the claims arise. In general, for casualty claims for fiscal 2006, we are self-insured for the first $2.5 million of each personal injury and property damage claim and the first $100,000 of each cargo claim. We are also responsible for a pro rata portion of legal expenses relating to such claims. We maintain a workers’ compensation plan and group medical plan for our employees with a deductible amount of $1.5 million for each workers’ compensation claim and stop loss amount of $275,000 for each group medical plan. Because of our significant self-insured retention amounts, we have significant exposure to fluctuations in the number and severity of claims.

We maintain insurance above the amounts for which we self-insure with licensed insurance carriers. Our insurance and claims expense could increase when our current coverage expires or we could raise our self-insured retention. Although we believe our aggregate insurance limits are sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed those limits. If insurance carriers raise our premiums, our insurance and claims expense could increase, or we could find it necessary to again raise our self-insured retention or decrease our aggregate coverage limits when our policies are renewed or replaced. Our operating results and financial condition could be materially and adversely affected if these expenses increase, if we experience a claim in excess of our coverage limits, or if we experience a claim for which we do not have coverage.

Ongoing insurance requirements could constrain our borrowing capacity. At June 30, 2006, our revolving line of credit had a maximum borrowing limit of $50.0 million, outstanding borrowings of $4.8 million, and outstanding letters of credit of $4.7 million. However, our borrowings may increase if we do acquisitions, finance more of our equipment under the revolving line of credit, and we do expect outstanding letters of credit to increase in the future. Outstanding letters of credit reduce the available borrowings under our credit agreement. These factors could negatively affect our liquidity should we need to increase our borrowings in the future.

We operate in a highly competitive and fragmented industry and our business may suffer if we are unable to adequately address downward pricing pressures and other results of competition.

Numerous competitive factors could impair our ability to maintain or improve our current profitability. These factors include the following:

•
We compete with many other truckload carriers of varying sizes and, to a lesser extent, with less-than-truckload carriers, railroads, and other transportation companies, many of which have more equipment and greater capital resources than we do.

•
Many of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase freight rates or maintain significant growth in our business.

•	Many customers reduce the number of carriers they use by selecting so-called “core carriers” as approved service providers, and in some instances we may not be selected.

•	Many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in the loss of some business to competitors.

•	The trend toward consolidation in the trucking industry may create other large carriers with greater financial resources and other competitive advantages relating to their size.

•	Advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments.

•	Competition from non-asset-based logistics and freight brokerage companies may adversely affect our customer relationships and freight rates.

•	Economies of scale that may be passed on to smaller carriers by procurement aggregation providers may improve their ability to compete with us.

We derive a significant portion of our revenue from our major customers, the loss of one or more of which could have a materially adverse effect on our business.

A significant portion of our revenue is generated from our major customers. For 2006, our top 25 customers, based on revenue, accounted for approximately 37% of our revenue, and our top 10 customers, approximately 21% of our revenue. We do not expect these percentages to change materially for 2007. Generally, we do not have long term contractual relationships with our major customers, and we cannot assure you that our customers will continue to use our services or that they will continue at the same levels. For some of our customers, we have entered into multi-year contracts and we cannot be assured that the rates will remain advantageous. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

Increases in driver compensation or difficulty in attracting and retaining drivers could affect our profitability and ability to grow.

The trucking industry experiences substantial difficulty in attracting and retaining qualified drivers, including independent contractors. Our ability to attract and retain drivers could be adversely affected by increased availability of alternative employment opportunities and by the potential need for more drivers due to more restrictive driver hours-of-service requirements imposed by the United States Department of Transportation, or DOT, effective January 2004 and modified October 2005. If we are unable to continue to attract drivers and contract with independent contractors, we could be required to adjust our driver compensation package, let trucks sit idle, or operate with fewer independent contractors and face difficulty meeting shipper demands, all of which could adversely affect our growth and profitability.

Our revenue growth may not continue at historical rates, which could adversely affect our stock price.

We experienced significant growth in revenue between 2002 and 2006. There can be no assurance that our revenue growth rate will continue at historical levels or that we can effectively adapt our management, administrative, and operational systems to respond to any future growth. We can provide no assurance that our operating margins will not be adversely affected by future changes in and expansion of our business or by changes in economic conditions. Slower or less profitable growth could adversely affect our stock price.

We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on our business.

Our operations are regulated and licensed by various U.S., Canadian, and Mexican agencies. Our company drivers and independent contractors also must comply with the safety and fitness regulations of the United States DOT, including those relating to drug and alcohol testing and hours-of-service. Such matters as weight and equipment dimensions are also subject to U.S. and Canadian regulations. We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers' hours-of-service, ergonomics, or other matters affecting safety or operating methods. Other agencies, such as the Environmental Protection Agency, or EPA, and the Department of Homeland Security, or DHS, also regulate our equipment, operations, and drivers. Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs. Higher costs incurred by us or by our suppliers who pass the costs onto us through higher prices could adversely affect our results of operations.

The DOT, through the Federal Motor Carrier Safety Administration Act, or FMCSA, imposes safety and fitness regulations on us and our drivers. New rules that limit driver hours-of-service were adopted effective January 4, 2004, and then modified effective October 1, 2005. The rules effective October 1, 2005, did not substantially change the existing rules but are likely to create a moderate reduction in the amount of time available to drivers in longer lengths of haul, which could reduce equipment productivity in those lanes. The FMCSA is studying rules relating to braking distance and on-board data recorders that could result in new rules being proposed. We are unable to predict the effect of any rules that might be proposed, but we expect that any such proposed rules would increase costs in our industry, and the on-board recorders potentially could decrease productivity and the number of people interested in being drivers.

In the aftermath of the September 11, 2001 terrorist attacks, federal, state, and municipal authorities have implemented and continue to implement various security measures, including checkpoints and travel restrictions on large trucks. The Transportation Security Administration, or TSA, of the DHS has adopted regulations that require determination by the TSA that each driver who applies for or renews his license for carrying hazardous materials is not a security threat. This could reduce the pool of qualified drivers, which could require us to increase driver compensation, limit our fleet growth, or let trucks sit idle. These regulations also could complicate the matching of available equipment with hazardous material shipments, thereby increasing our response time on customer orders and our non-revenue miles. As a result, it is possible we may fail to meet the needs of our customers or may incur increased expenses to do so. These security measures could negatively impact our operating results.

Some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors, such as ours, may idle, in order to reduce exhaust emissions. These restrictions could force us to alter our drivers’ behavior, purchase on-board power units that do not require the engine to idle, or face a decrease in productivity.

We have significant ongoing capital requirements that could affect our profitability if we are unable to generate sufficient cash from operations and obtain financing on favorable terms.

The truckload industry is capital intensive, and our policy of operating newer equipment requires us to expend significant amounts annually. For the past few years, we have depended on operating leases, cash from operations, and our line of credit to fund our revenue equipment. If we elect to expand our fleet in future periods, our capital needs would increase. We expect to pay for projected capital expenditures with operating leases of revenue equipment, cash flows from operations, and borrowings under our line of credit. If we are unable to generate sufficient cash from operations and obtain financing on favorable terms in the future, we may have to limit our growth, enter into less favorable financing arrangements, or operate our revenue equipment for longer periods, any of which could have a materially adverse effect on our profitability. We currently have lease residual value guarantees of approximately $78.7 million, substantially all of which are not covered by trade-in or fixed residual agreements with the equipment supplier. We are exposed to decreases in the resale value of our used equipment and we have increased exposure to issues on the growing percentage of our fleet not covered by manufacturer commitments which could have a materially adverse effect on our results of operations.

Fluctuations in the price or availability of fuel, as well as hedging activities, surcharge collection, and the volume and terms of diesel fuel purchase commitments may increase our cost of operation, which could materially and adversely affect our profitability.

Fuel is one of our largest operating expenses. Diesel fuel prices fluctuate greatly due to economic, political, and other factors beyond our control. For example, our average price for diesel fuel was $2.48 per gallon in 2006, as compared to $1.91 per gallon in 2005. Fuel is also subject to regional pricing differences and often costs more on the West Coast, where we have significant operations. From time-to-time we have used fuel surcharges, hedging contracts, and volume purchase arrangements to attempt to limit the effect of price fluctuations. Although we impose fuel surcharges on substantially all accounts, these arrangements do not protect us from fuel price increases and also may result in us not receiving the full benefit of any fuel price decreases. We currently do not have any fuel hedging contracts in place. If we do hedge, we may be forced to make cash payments under the hedging arrangements. Based on current market conditions we have decided to limit our hedging and purchase commitments, but we continue to evaluate such measures. The absence of meaningful fuel price protection through these measures, fluctuations in fuel prices, or a shortage of diesel fuel, could materially and adversely affect our results of operations.

New regulations governing exhaust emissions could adversely impact our business. Emission standards require reductions in the sulfur content of diesel fuel beginning in 2006. Management expects that a 2% power loss caused by ultra-low sulfur diesel fuel could lead to a loss of six cents per gallon fuel economy.

We may not make acquisitions in the future, or if we do, we may not be successful in our acquisition strategy.

We have made eight acquisitions, including two between 2004 and 2005. Accordingly, acquisitions have provided a substantial portion of our growth. There is no assurance that we will be successful in identifying, negotiating, or consummating any future acquisitions. If we fail to make any future acquisitions, our growth rate could be materially and adversely affected.

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

Increased prices, reduced productivity, and restricted availability of new revenue equipment may adversely affect our earnings and cash flows.

We have experienced higher prices for new tractors over the past few years, partially as a result of government regulations applicable to newly manufactured tractors and diesel engines, in addition to higher commodity prices and better pricing power among equipment manufacturers. More restrictive Environmental Protection Agency, or EPA, emissions standards for 2007 will require vendors to introduce new engines. Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers for these or other reasons. As a result, we expect to continue to pay increased prices for equipment and incur additional expenses and related financing costs for the foreseeable future. Furthermore, the new engines are expected to reduce equipment productivity and lower fuel mileage and, therefore, increase our operating expenses.

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

If we are unable to retain our key employees, our business, financial condition, and results of operations could be adversely affected.

We are highly dependent upon the following key employees: Stephen Russell, our Chairman of the Board and Chief Executive Officer; Thomas Glaser, our President and Chief Operating Officer; and Paul Will, our Executive Vice President and Chief Financial Officer. Although we have employment agreements with Messrs. Russell and Will, the loss of any of their services could negatively impact our operations and future profitability.

Seasonality and the impact of weather affect our operations and profitability.

Our tractor productivity decreases during the winter season because inclement weather impedes operations, and some shippers reduce their shipments after the winter holiday season. Revenue can also be affected by bad weather and holidays, since revenue is directly related to available working days of shippers. At the same time, operating expenses increase, with fuel efficiency declining because of engine idling and harsh weather creating higher accident frequency, increased claims, and more equipment repairs. We can also suffer short-term impacts from weather-related events such as hurricanes, blizzards, ice storms, and floods that could harm our results or make our results more volatile.

Item 1B.     Unresolved Staff Comments

None.

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

Item 3.     Legal Proceedings

See discussion under “Cargo Liability, Insurance, and Legal Proceedings” in Item 1, and Note 10 to the consolidated financial statements, “Commitments and Contingencies.”

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2006.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is listed on the NASDAQ National Market under the symbol “CLDN.” The following table sets forth, for the periods indicated, the high and low bid price per share of our common stock as reported by NASDAQ.

Fiscal 2005	High	Low
Quarter ended September 30, 2004	$8.60	$7.09
Quarter ended December 31, 2004	$10.04	$7.69
Quarter ended March 31, 2005	$10.90	$7.71
Quarter ended June 30, 2005	$8.52	$7.02

Fiscal 2006
Quarter ended September 30, 2005	$10.00	$7.40
Quarter ended December 31, 2005	$13.29	$9.52
Quarter ended March 31, 2006	$16.63	$11.33
Quarter ended June 30, 2006	$23.29	$14.80

On August 14, 2006, there were 190 holders of our Common Stock based upon the number of record holders on that date. However, we estimate our actual number of stockholders is much higher because a substantial number of our shares are held of record by brokers or dealers for their customers in street names.

Dividend Policy

We have never paid a cash dividend on our common stock, and we do not expect to make or declare any cash dividends in the foreseeable future. We currently intend to continue to retain earnings to finance the growth of our business and reduce our indebtedness. Our ability to pay cash dividends is currently prohibited by restrictions contained in our revolving credit facility. Future payments of cash dividends will depend on our financial condition, results of operations, capital commitments, restrictions under our then-existing debt agreements, and other factors our Board of Directors may consider relevant.

We recorded two stock dividends in fiscal 2006, reflected as three-for-two stock splits, each effected in the form of a 50% stock dividend paid on February 15, 2006 and June 15, 2006.

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

	2006	2005	2004	2003	2002
	(in thousands, except per share data, operating data, and percentages)
Statement of Operations Data:
Freight revenue(1)	$414,465	$399,656	$382,918	$355,692	$332,630
Fuel surcharge revenue	65,729	37,107	15,005	11,413	4,369
Total revenue	$480,194	$436,763	$397,923	$367,105	$336,999
Operating expense(2)	445,966	413,355	390,852	354,371	326,454

Operating Income(2)	34,228	23,408	7,071	12,734	10,545
Interest expense, net(3)	780	1,418	3,723	6,201	7,487
Other expense (income)	34	13	180	(3)	134
Income before income taxes	33,414	21,977	3,168	6,536	2,924
Provision (benefit) for income taxes	12,866	9,397	3,443	2,948	1,215
Net income (loss)(2)(3)	$20,548	$12,580	$(275)	$3,588	$1,709
Diluted earnings (loss) per share(2)(3)(4)	$0.88	$0.55	$(0.02)	$0.20	$0.10
Weighted average diluted shares outstanding(4)	23,386	23,013	17,969	18,079	17,444

Balance Sheet Data (at end of period):
Net property and equipment	$91,267	$57,545	$61,801	$76,967	$94,978
Total assets	190,066	160,508	151,310	162,073	190,031
Long-term debt, revolving lines of credit, and capital lease obligations, including current maturities	12,023	7,344	14,494	60,794	97,022
Stockholders’ equity	121,427	98,491	82,830	57,252	53,916

Operating Data:
For period(5):
Average revenue per loaded mile(6)	1.491	1.424	1.322	1.266	1.232
Average revenue per total mile(6)	$1.367	$1.316	$1.225	$1.169	$1.134
Average revenue per tractor per week(6)	$2,948	$2,841	$2,723	$2,546	$2,548
Average length of haul	1,004	995	994	942	950
At end of period:
Total tractors(7)	2,732	2,570	2,531	2,491	2,568
Average age of company tractors (in years)(7)	2.0	1.9	2.1	2.7	2.3
Total trailers(7)	7,630	7,468	6,966	7,142	6,758
Average age of company trailers (in years)(7)	3.5	3.6	4.6	6.1	4.8

__________________________

(1)	Freight revenue is total revenue less fuel surcharges.
(2)	Includes a $9.8 million pretax impairment charge relating to the disposition of our approximately 1,600 remaining 48-foot trailers, in the year ended June 30, 2004.
(3)	Includes a $0.9 million pretax write-off of loan origination costs relating to replacement of a credit facility in the year ended June 30, 2003.
(4)
Earnings per share amounts and weighted average number of shares outstanding have been adjusted to give retroactive effect to two three-for-two stock splits effected in the form of a 50% stock dividend paid on February 15, 2006 and June 15, 2006.

(5)
Unless otherwise indicated, operating data and statistics presented in this table and elsewhere in this report are for our truckload revenue and operations and exclude revenue and operations of TruckersB2B; our Mexican subsidiary, Jaguar; and our less-than truckload, local trucking (or “shuttle”), brokerage, logistics, and airfreight operations.

(6)	Excludes fuel surcharges.
(7)	Total fleet, including equipment operated by independent contractors and our Mexican subsidiary, Jaguar.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Results and Fiscal Year-End Financial Condition

For the fiscal year ended June 30, 2006, total revenue increased 9.9%, to $480.2 million from $436.8 million during fiscal 2005. Freight revenue, which excludes revenue from fuel surcharges, increased 3.6%, to $414.5 million in fiscal 2006 from $400.0 million in 2005. We generated net income of $20.5 million, or $0.88 per diluted share, for fiscal 2006 compared with net income of $12.6 million, or $0.55 per diluted share, for 2005.

We believe the improvements in our profitability were attributable primarily to the continued execution of our operating strategy, which involves allocating our equipment to customers and freight that provide the most favorable returns. The most significant components of this effort were raising rates, diversifying customers and freight mix, and continuing to focus on asset productivity. Our efforts were aided by a favorable relationship between demand and trucking capacity. As a result, average freight revenue per loaded mile excluding fuel surcharge for 2006 increased $0.067 per mile to $1.491, a 4.7% increase compared with $1.424 for 2005. Average freight revenue per tractor per week, our main measure of asset productivity, improved by 3.8% to $2,948 in 2006 compared with $2,841 for 2005. These factors more than offset a significant increase in costs, primarily attributable to increased costs of driver compensation, revenue equipment, and fuel. Our operating ratio, improved to 92.9% for 2006 compared with 94.6% for 2005.

At June 30, 2006, our total balance sheet debt was $12.0 million and our total stockholders’ equity was $121.4 million, for a total debt to capitalization ratio of 9.0%. At June 30, 2006, we had $40.5 million of available borrowing capacity under our revolving credit facility and $1.7 million of cash on hand.

Revenue

We generate substantially all of our revenue by transporting freight for our customers. Generally, we are paid by the mile or by the load for our services. We also derive revenue from fuel surcharges, loading and unloading activities, equipment detention, other trucking related services, and from TruckersB2B. The main factors that affect our revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, the number of tractors operating, and the number of miles we generate with our equipment. These factors relate to, among other things, the U.S. economy, inventory levels, the level of truck capacity in our markets, specific customer demand, the percentage of team-driven tractors in our fleet, driver availability, and our average length of haul.

We also derive revenue from fuel surcharges, loading and unloading activities, equipment detention, and other accessorial services. We believe that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.

Expenses and Profitability

The main factors that impact our profitability on the expense side are the variable costs of transporting freight for our customers. These costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which we record as purchased transportation. Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. Our main fixed cost is the acquisition and financing of long-term assets, primarily revenue equipment. We have other mostly fixed costs, such as our non-driver personnel and facilities expenses. In discussing our expenses as a percentage of revenue, we sometimes discuss changes as a percentage of revenue before fuel surcharges, in addition to absolute dollar changes, because we believe the high variable cost nature of our business makes a comparison of changes in expenses as a percentage of revenue more meaningful at times than absolute dollar changes.

The trucking industry has experienced significant increases in expenses over the past three years, in particular those relating to equipment costs, driver compensation, insurance, and fuel. As the United States economy has expanded, many trucking companies have been able to raise freight rates to cover the increased costs. This is primarily due to industry-wide tight capacity of drivers. Competition for drivers has become increasingly intense, as the expanding economy has provided alternative jobs at the same time as increasing freight demand. To obtain capacity, shippers have been willing to accept significant rate increases. As long as freight demand continues to exceed truck capacity, we expect increases in driver pay by many carriers, including us, and higher freight rates.

Revenue Equipment

We operate 2,732 tractors and 7,630 trailers. Of our tractors at June 30, 2006, 941 were owned, 1,440 were acquired under operating leases, and 351 were provided by independent contractors, who own and drive their own tractors. Of our trailers at June 30, 2006, 1,067 were owned and 6,563 were acquired under operating and capital leases. We recognized pre-tax impairment charges of $9.8 million in the first quarter of 2004 in relation to the reduced value of our 48 foot trailers.

Prior to fiscal 2006, we had financed most of our new tractors under operating leases. Beginning in fiscal 2006, we began to purchase most of our new tractors with cash or borrowings. We expect to continue to use cash and borrowings on our credit facility for most tractor purchases. Most of our trailer fleet is acquired with operating leases. These leases generally run for a period of seven years for trailers. Financing revenue equipment acquisitions with operating leases, rather than borrowings or capital leases, moves the interest component of our financing activities into “above-the-line” operating expenses on our statements of operations.

In fiscal 2005, we changed our tractor trade cycle from a period of approximately four years to three years. We evaluated the decision based on maintenance costs, capital requirements, prices of new and used tractors, and other factors. This resulted in lower maintenance expense in 2006 and 2005.

Independent contractors (owner operators) provide a tractor and a driver and are responsible for all operating expenses in exchange for a fixed payment per mile. We do not have the capital outlay of purchasing the tractors. The payments to independent contractors are recorded in purchased transportation and the payments for equipment under operating leases are recorded in revenue equipment rentals. Expenses associated with owned equipment, such as interest and depreciation, are not incurred, and for independent contractor tractors, driver compensation, fuel, and other expenses are not incurred. Because obtaining equipment from independent contractors and through operating leases effectively shifts these expenses from interest to “above the line” operating expenses, we evaluate our efficiency using our operating ratio as well as income before income taxes.

Outlook

Looking forward, our profitability goal is to achieve an operating ratio of approximately 88%. We expect this to require additional improvements in rate per mile and decreased non-revenue miles, to overcome expected additional cost increases. Because a large percentage of our costs are variable, changes in revenue per mile affect our profitability to a greater extent than changes in miles per tractor. For fiscal 2007, the key factors that we expect to have the greatest effect on our profitability are our freight revenue per tractor per week, our compensation of drivers, our cost of revenue equipment (particularly in light of the 2007 EPA engine requirements), our fuel costs, and our insurance and claims. To overcome cost increases and improve our margins, we will need to achieve increases in freight revenue per tractor, particularly in revenue per mile, which we intend to achieve by increasing rates and continuing to shift to more profitable freight. Operationally, we will seek improvements in safety, driver recruiting and retention. Our success in these areas primarily will affect revenue, driver-related expenses, and insurance and claims expense.

Results of Operations

The following tables set forth the percentage relationship of revenue and expense items to operating and freight revenue for the periods indicated.

	Fiscal year ended June 30,
	2006	2005	2004
Operating revenue	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and employee benefits	30.1	30.6	31.3
Fuel	22.8	18.7	13.6
Operations and maintenance	6.1	7.7	8.3
Insurance and claims	2.9	3.3	4.8
Depreciation, amortization, and impairment charges(1)	2.6	3.4	6.5
Revenue equipment rentals	8.2	8.2	7.7
Purchased transportation	14.6	16.7	19.4
Cost of products and services sold	1.1	1.1	1.2
Professional and consulting fees	0.6	0.6	0.6
Communication and utilities	0.9	1.0	1.0
Operating taxes and licenses	1.7	1.9	2.1
General and other operating	1.3	1.4	1.7

Total operating expenses	92.9	94.6	98.2

Operating income	7.1	5.4	1.8
Other (income) expense:
Interest expense, net	0.1	0.3	0.9
Other expense	---	---	0.1

Income before income taxes	7.0	5.1	0.8
Provision for income taxes	2.7	2.2	0.9

Net income (loss)	4.3%	2.9%	(0.1)%

________________________________

Freight revenue(2)	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and employee benefits	34.9	33.4	32.5
Fuel(3)	10.5	11.1	10.2
Operations and maintenance	7.1	8.4	8.6
Insurance and claims	3.3	3.6	4.9
Depreciation, amortization, and impairment charges(1)	3.0	3.7	6.7
Revenue equipment rentals	9.6	9.0	8.0
Purchased transportation	17.0	18.3	20.2
Cost of products and services sold	1.3	1.2	1.3
Professional and consulting fees	0.7	0.7	0.6
Communication and utilities	1.0	1.1	1.1
Operating taxes and licenses	2.0	2.1	2.1
General and other operating	1.3	1.5	2.0

Total operating expenses	91.7	94.1	98.2

Operating income	8.3	5.9	1.8
Other (income) expense:
Interest expense, net	0.2	0.4	1.0
Other (income) expense	---	---	---

Income before income taxes	8.1	5.5	0.8
Provision for income taxes	3.1	2.4	0.9

Net income (loss)	5.0%	3.1%	(0.1)%

________________________________

(1)	Includes a $9.8 million trailer impairment charge in fiscal 2004.
(2)
Freight revenue is total revenue less fuel surcharges. In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense. The amounts were $65.7 million, $37.1 million, and $15.0 million in 2006, 2005 and 2004, respectively.

Fiscal year ended June 30, 2006, compared with fiscal year ended June 30, 2005

Total revenue increased by $43.4 million, or 9.9%, to $480.2 million for fiscal 2006, from $436.8 million for fiscal 2005. Freight revenue excludes $65.7 million and $37.1 million of fuel surcharge revenue for fiscal 2006 and 2005, respectively.

Freight revenue increased by $14.8 million, or 3.7%, to $414.5 million for fiscal 2006, from $399.7 million for fiscal 2005. This increase was primarily attributable to a 3.9% improvement in average freight revenue per total mile, excluding fuel surcharge, to $1.367 from $1.316. The improvement in average revenue per total mile resulted primarily from better overall freight rates in fiscal 2006 driven by a favorable relationship between freight demand and truckload capacity, a decrease in the percentage of our freight comprised of automotive parts and a corresponding increase in the percentage of our freight comprised of consumer non-durables. Revenue per tractor per week, excluding fuel surcharge, which is our primary measure of asset productivity, increased 3.8% to $2,948 in fiscal 2006, from $2,841 for fiscal 2005, as a result of an increase in average freight revenue per total mile.

Revenue for TruckersB2B was $8.3 million in fiscal 2006, compared to $7.8 million in fiscal 2005. The TruckersB2B revenue increase resulted from an increase in member usage of the tire discount programs in addition to an increase in total fleets using the programs.

Salaries, wages, and employee benefits were $144.6 million, or 34.9% of freight revenue, for fiscal 2006, compared to $133.6 million, or 33.4% of freight revenue, for fiscal 2005. The increase in the overall dollar amount primarily was related to a 3.5% increase in company miles, which in turn increased driver wages. The remaining increase in this expense category was due to an increase in the percentage of our fleet comprised of company trucks, and an increase in administrative payroll related expenses which includes stock based compensation expense.

Fuel expenses, net of fuel surcharge revenue of $65.7 million and $37.1 million for fiscal 2006 and 2005, respectively, decreased to $43.5 million, or 10.5% of freight revenue, for fiscal 2006, compared to $44.4 million, or 11.1% of freight revenue, for the same period in fiscal 2005. Increased collections in fuel surcharges offset a 3.5% increase in company miles and an increase in average fuel prices of approximately $0.56 per gallon. In fiscal 2007, we expect to begin to experience lower fuel economy and potentially higher costs of fuel from the installation of EPA-mandated new engines and ultra-low-sulfur diesel fuel. Higher fuel prices and lower fuel economy will increase our operating expenses to the extent we cannot offset them with surcharges.

Operations and maintenance consist of direct operating expense, maintenance, and tire expense. This category decreased to $29.4 million, or 7.1% of freight revenue, for fiscal 2006, from $33.7 million, or 8.4% of freight revenue, for fiscal 2005. The decreases were primarily the result of our fleet upgrade initiative, implementing a tractor trade cycle change from 4 years to 3 years in fiscal 2005, and management changes in our maintenance area. We believe there is an opportunity for maintenances expenses to continue to decrease as a percentage of freight revenue due to these initiatives.

Insurance and claims expense was $13.7 million, or 3.3% of freight revenue, for fiscal 2006, compared to $14.4 million, or 3.6% of freight revenue, for fiscal 2005. Our insurance expense consists of premiums and deductible amounts for liability, physical damage, and cargo damage insurance. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. Insurance and claims expense will vary based primarily on the frequency and severity of claims, the level of self-retention, and the premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased to $12.4 million, or 3.0% of freight revenue, in fiscal 2006 from $14.9 million, or 3.7% of freight revenue, for fiscal 2005. During fiscal 2006, a greater percentage of our trailers were held under operating leases, rather than owned, compared with fiscal 2005, which reduced depreciation. During the last three quarters of fiscal 2006, our use of cash and borrowings to acquire tractors began to increase depreciation. In fiscal 2007 we expect depreciation to increase and revenue equipment rentals to decrease as a percentage of revenue. Because of higher equipment prices and higher interest rates (which affect lease payments) we expect our total costs of depreciation and amortization to increase in fiscal 2007. Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases.

Revenue equipment rentals were $39.6 million, or 9.6% of freight revenue, in fiscal 2006, compared to $35.8 million, or 9.0% of freight revenue, for fiscal 2005. These increases were attributable to a higher proportion of our trailer fleet held under operating leases during the 2006 period, offset by the decreased use of operating leases to finance tractors. As of June 30, 2006, we had financed 1,440 tractors and 6,453 trailers under operating leases, as compared to 1,836 tractors and 5,583 trailers as of June 2005. Given the level of new tractors purchased with cash or borrowings under our credit facility and new trailers financed under operating leases, we expect revenue equipment rentals will decrease going forward.

Purchased transportation decreased to $70.3 million, or 17.0% of freight revenue, for fiscal 2006, from $73.0 million, or 18.3% of freight revenue, for fiscal 2005. These decreases were primarily related to reduced independent contractor expense, as the number of independent contractors decreased to 351 at June 30, 2006, from 378 at June 30, 2005. This decrease was partially offset due to increased payments to independent contractors resulting from fuel surcharges collected due to rising fuel costs, which are passed through to our independent contractors on a per mile basis. Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile. We expect the majority of our equipment additions to come in our company-operated fleet. As a result, the percentage of our fleet comprised of independent contractors may continue to decline, with a corresponding decrease in this expense category. It has become difficult to recruit and retain independent contractors.

All of our other expenses are relatively minor in amount, and there were no significant changes in these expenses.

Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, improved to 8.1% of freight revenue for fiscal 2006 from 5.5% for fiscal 2005.

In addition to other factors described above, Canadian exchange rate fluctuations principally impact salaries, wages, and benefits and purchased transportation and, therefore, impact our pretax margin and results of operations.

Income taxes increased to $12.9 million for fiscal 2006, from $9.4 million for fiscal 2005. Due to the non-deductible effects of our driver per diem pay structure, our tax rate will fluctuate in future periods as income fluctuates.

Fiscal year ended June 30, 2005, compared with fiscal year ended June 30, 2004

Total revenue increased by $38.9 million, or 9.8%, to $436.8 million for fiscal 2005, from $397.9 million for fiscal 2004. Freight revenue excludes $37.1 million and $15.0 million of fuel surcharge revenue for fiscal 2005 and 2004, respectively.

Freight revenue increased by $16.8 million, or 4.4%, to $399.7 million in fiscal 2005, from $382.9 million for fiscal 2004. This increase was primarily attributable to a 7.7% improvement in average freight revenue per total mile, excluding fuel surcharge, to $1.424 from $1.322. The improvement in average revenue per total mile resulted primarily from better overall freight rates in fiscal 2005, a decrease in the percentage of our freight comprised of automotive parts and a corresponding increase in the percentage of our freight comprised of consumer non-durables. Revenue per tractor per week, excluding fuel surcharge, which is our primary measure of asset productivity, increased 4.3% to $2,841 in fiscal 2005, from $2,723 for fiscal 2004, as a result of increase in average freight revenue per total mile.

Revenue for TruckersB2B was $7.8 million in fiscal 2005, compared to $8.1 million in fiscal 2004. The TruckersB2B revenue decrease resulted from a decrease in member usage of various programs, the largest being the tire discount programs, due to an industry wide shortage of tires.

Salaries, wages, and employee benefits were $133.6 million, or 33.4% of freight revenue, for fiscal 2005, compared to $124.5 million, or 32.5% of freight revenue, for fiscal 2004. The increase in the overall dollar amount primarily was related to a 5.8% increase in company miles, which in turn increased driver wages. The remaining increase in this expense category was due to an increase in the percentage or our fleet comprised of company trucks, and an increase in administrative payroll related expenses.

Fuel expense, net of fuel surcharge revenue of $37.1 million and $15.0 million for fiscal 2005 and 2004, respectively, increased to $44.4 million, or 11.1% of freight revenue, for fiscal 2005, compared to $39.0 million, or 10.2% of freight revenue, for the same period in fiscal 2004. This increase was primarily attributable to a 5.8% increase in company miles and an increase in average fuel prices of approximately $0.50 per gallon. In addition, fuel expense was reduced by a $3.1 million fuel tax refund in 2004, relating to prior years. We expect fuel prices may remain at relatively high levels due to low inventory and unrest in the Middle East. Higher fuel prices will increase our operating expenses to the extent we cannot offset them with surcharges.

Operations and maintenance consist of direct operating expense, maintenance, and tire expense. This category increased to $33.7 million for fiscal 2005, from $33.1 million for fiscal 2004. This dollar amount increase was primarily the result of increased expenses to repair tractors for trade-in in fiscal 2005, partially offset by decreases in maintenance expense due to our fleet upgrade initiative and management changes in our maintenance area. As a percentage of freight revenue, operations and maintenance decreased to 8.4% for fiscal 2005, compared to 8.6% for fiscal 2004. The decrease was primarily the result of our fleet upgrade initiative and implementing a tractor trade cycle change from 4 years to 3 years in fiscal 2005, which was offset by increased expenses to repair tractors for trade-in. We expect our maintenance expense will continue to decrease as a percentage of freight revenue due to these initiatives.

Insurance and claims expense was $14.4 million, or 3.6% of freight revenue, for fiscal 2005, compared to $18.9 million, or 4.9% of freight revenue, for fiscal 2004. The primary reason for the decrease in insurance and claims expense relates to one significant accident that occurred and was accrued for the full self-insured retention ($2.5 million) in the fourth quarter of fiscal 2004. Our insurance expenses consist of premiums and deductible amounts for liability, physical damage, and cargo damage insurance. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. Insurance and claims expense will vary based primarily on the frequency and severity of claims, the level of self-retention, and the premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased to $14.9 million, or 3.7% of freight revenue, in fiscal 2005 from $25.8 million, or 6.7% of freight revenue, for fiscal 2004. This decrease was primarily attributable to the pretax impairment charge of $9.8 million, or 2.6% of freight revenue, in fiscal 2004 related to the disposal of all 48-foot trailers in addition to 53-foot trailers over nine years old. We disposed of approximately 1,600 1994-1989 model year trailers and replaced them with 1,300 2004/2005 model year trailers. In addition, we have increased our use of operating leases to finance acquisitions or revenue equipment. Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases. We expect to use available cash generated from operations to purchase new tractors and trailers, which will increase depreciation, with the remaining additions to be acquired under off-balance sheet operating leases.

Revenue equipment rentals were $35.8 million, or 9.0% of freight revenue, in fiscal 2005, compared to $30.8 million, or 8.0% of freight revenue, for fiscal 2004. As of June 30, 2005, we had financed 1,836 tractors and 5,583 trailers under operating leases, as compared to 1,709 tractors and 3,880 trailers as of June 2004. This increase was attributable to a higher proportion of our tractor and trailer fleet held under operating leases during the 2005 period. As we expect to acquire new tractors and trailers with operating leases, we expect revenue equipment rentals will increase going forward. However, the rate of increase may slow as we generate cash from operations to purchase new tractors and trailers.

Purchased transportation decreased to $73.0 million, or 18.3% of freight revenue, for fiscal 2005, from $77.1 million, or 20.2% of freight revenue, for fiscal 2004. This decrease was primarily related to reduced independent contractor expense, as the number of our independent contractors decreased to 378 independent contractors at June 30, 2005 from 452, at June 30, 2004. This decrease was partially offset due to increased payments to independent contractors resulting from fuel surcharges collected due to rising fuel costs, which are passed through to our independent contractors on a per mile basis. Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile. We expect the majority of our equipment additions to come in our company-operated fleet. As a result, the percentage of our fleet comprised of independent contractors may continue to decline, with a corresponding decrease in this expense category. It has become difficult to recruit and retain independent contractors.

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

Liquidity and Capital Resources

Trucking is a capital-intensive business. We require cash to fund our operating expenses (other than depreciation and amortization), to make capital expenditures and acquisitions, and to repay debt, including principal and interest payments. Other than ordinary operating expenses, we anticipate that capital expenditures for the acquisition of revenue equipment will constitute our primary cash requirement over the next twelve months. We always are considering potential acquisitions, and if we were to consummate an acquisition, our cash requirements would increase and we may have to modify our expected financing sources for the purchase of tractors. Subject to any required lender approval, we may make acquisitions, although we do not have any specific acquisition plans at this time. Our principal sources of liquidity are cash generated from operations, bank borrowings, capital and operating lease financing of revenue equipment, and proceeds from the sale of used revenue equipment.

As of June 30, 2006, we had on order 840 tractors for delivery through 2007. These revenue equipment orders represent a capital commitment of approximately $71.8 million, before considering the proceeds of equipment dispositions. In fiscal 2006, we purchased most of our new tractors, and we acquired most of the new trailers under off-balance sheet operating leases. At June 30, 2006, our total balance sheet debt, including capital lease obligations and current maturities, was $12.0 million, compared to $7.3 million at June 30, 2005, and $14.5 million at June 30, 2004. Our debt-to-capitalization ratio (total balance sheet debt as a percentage of total balance sheet debt plus total stockholders’ equity) was 9.0% at June 30, 2006, 6.9% at June 30, 2005, and 14.9% at June 30, 2004.

We believe we will be able to fund our operating expenses, as well as our current commitments for the acquisition of revenue equipment, over the next twelve months with a combination of cash generated from operations, borrowings available under secured equipment financing or our primary credit facility, and lease financing arrangements. We will continue to have significant capital requirements over the long term, and the availability of the needed capital will depend upon our financial condition and operating results and numerous other factors over which we have limited or no control, including prevailing market conditions and the market price of our common stock. However, based on our operating results, anticipated future cash flows, current availability under our credit facility, and sources of equipment lease financing that we expect will be available to us, we do not expect to experience significant liquidity constraints in the foreseeable future.

Cash Flows

We generated net cash from operating activities of $30.7 million in fiscal 2006, $28.4 million in fiscal 2005, and $32.8 million in fiscal 2004. The increase in net cash provided by operations in fiscal 2006 from fiscal 2005 is due primarily to the increase of net income offset by non-cash stock based compensation and change in the income taxes.

Net cash used in investing activities was $44.3 million for fiscal 2006, compared to $9.6 million for fiscal 2005, and $4.6 million for fiscal 2004. Approximately $22.7 million of the cash used in investing activities for fiscal 2005 was related to our purchase of certain assets of CX Roberson in January of 2005. Cash used in (provided by) investing activities includes the net cash effect of acquisitions and dispositions of revenue equipment during each year. Capital expenditures primarily for tractors and trailers (including lease buyouts and new equipment purchases) totaled $95.8 million in fiscal 2006, $27.7 million in fiscal 2005, including the value of equipment purchased under capital leases and excluding the assets purchased from CX Roberson, and $23.8 million in fiscal 2004, including the value of equipment purchased under capital leases and excluding the assets purchased from Highway Express. We generated proceeds from the sale of property and equipment of $51.4 million in fiscal 2006, $39.8 million in fiscal 2005 (including $7.6 million from the CX Roberson acquisition), and $22.8 million in fiscal 2004.

Net cash provided by financing activities was $4.2 million in fiscal 2006, compared to net cash used of $8.0 million in fiscal 2005, and $28.9 million in fiscal 2004. Financing activity represents bank borrowings (new borrowings, net of repayments) and payment of the principal component of capital lease obligations. In fiscal 2004, we received approximately $25.9 million from the issuance of common stock.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for our revenue equipment. We lease a significant portion of our tractor and trailer fleet using operating leases. In connection with substantially all of our operating leases, we have issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. With respect to a small portion of our equipment held under operating leases, we have obtained from the manufacturers residual value guarantees that meet or exceed the amount of our guarantee to the lessor. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We currently believe that proceeds from the sale of equipment held under operating leases would exceed the amount of our residual obligation on all operating leases.

Over the past several years, we have financed most of our new tractors and trailers under operating leases, which are not reflected on our balance sheet. In fiscal 2006, we began purchasing most of our new tractors using cash and borrowings under our credit facility, while still financing our new trailers with operating leases. The use of operating leases also affects our statement of cash flows. For assets subject to these operating leases, we do not record depreciation as an increase to net cash provided by operations, nor do we record any entry with respect to investing activities or financing activities.

Our operating leases include some under which we do not guarantee the value of the asset at the end of the lease term (“walk-away leases”) and some under which we do guarantee the value of the asset at the end of the lease term (“residual value”). Therefore, we are subject to the risk that equipment value may decline in which case we would suffer a loss upon disposition and be required to make cash payments because of the residual value guarantees. We were obligated for residual value guarantees related to operating leases of $78.7 million at June 30, 2006 compared to $70.6 million at June 30, 2005. A small portion of these amounts is covered by repurchase and/or trade agreements we have with the equipment manufacturer. We believe that any residual payment obligations that are not covered by the manufacturer will be satisfied, in the aggregate, by the value of the related equipment at the end of the lease. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We anticipate that going forward we will use cash generated from operations to finance tractor purchases and operating leases to finance trailer purchases.

Primary Credit Agreement

On September 26, 2005, the Company, Celadon Trucking Services, Inc. (“CTSI”), Celadon Logistics Services, Inc. (“CLSI”), and TruckersB2B entered into an unsecured Credit Agreement with LaSalle Bank National Association, as administrative agent, and LaSalle Bank National Association, Fifth Third Bank (Central Indiana), and JPMorgan Chase Bank, N.A., as lenders, which matures on September 24, 2010 (the “Credit Agreement”). The Credit Agreement was used to refinance the Company’s existing credit facility and is intended to provide for ongoing working capital needs and general corporate purposes. Borrowings under the Credit Agreement are based, at the option of the Company, on a base rate equal to the greater of the federal funds rate plus 0.5% and the administrative agent’s prime rate or LIBOR plus an applicable margin between 0.75% and 1.125% that is adjusted quarterly based on cash flow coverage. The Credit Agreement is guaranteed by Celadon E-Commerce, Inc., Celadon Canada, Inc. (“CelCan”), and Servicios de Transportation Jaguar, S.A. de C.V., (“Jaguar”), each of which is a subsidiary of the Company.

The Credit Agreement has a maximum revolving borrowing limit of $50.0 million, and the Company may increase the revolving borrowing limit by an additional $20.0 million, to a total of $70.0 million. Letters of credit are limited to an aggregate commitment of $15.0 million and a swing line facility has a limit of $5.0 million. A commitment fee that is adjusted quarterly between 0.15% and 0.225% per annum based on cash flow coverage is due on the daily unused portion of the Credit Agreement. The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, mergers, consolidations, acquisitions and dispositions, and total indebtedness. We were in compliance with these covenants at June 30, 2006, and expect to remain in compliance for the foreseeable future. At June 30, 2006, $4.8 million of our credit facility was utilized as outstanding borrowings and $4.7 million was utilized for standby letters of credit.

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

Contractual Obligations and Commitments

As of June 30, 2006, our bank loans, capitalized leases, operating leases, other debts, and future commitments have stated maturities or minimum annual payments as follows:

	Cash Requirements as of June 30, 2006 (in thousands) Amounts Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	Over Five Years

Operating leases	$116,750	$35,456	$39,969	$22,925	$18,400
Lease residual value guarantees	78,698	9,181	34,385	9,072	26,060
Capital lease obligations(1)	1,619	576	373	670	---
Long-term debt (1)	11,428	1,412	4,222	5,794	---

Sub-total	208,495	46,625	78,949	38,461	44,460

Future purchase of revenue equipment	71,758	71,758	---	---	---
Employment and consulting agreements(2)	1,072	856	216	---	---
Standby letters of credit	4,725	4,725	---	---	---

Total contractual and cash obligations	$286,050	$123,964	$79,165	$38,461	$44,460
________________________________

(1)	Includes interest.
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

Critical Accounting Policies

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that impact the amounts reported in our consolidated financial statements and accompanying notes. Therefore, the reported amounts of assets, liabilities, revenues, expenses, and associated disclosures of contingent assets and liabilities are affected by these estimates and assumptions. We evaluate these estimates and assumptions on an ongoing basis, utilizing historical experience, consultation with experts, and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates and assumptions, and it is possible that materially different amounts would be reported using differing estimates or assumptions. We consider our critical accounting policies to be those that require us to make more significant judgments and estimates when we prepare our financial statements. Our critical accounting policies include the following:

Depreciation of Property and Equipment. We depreciate our property and equipment using the straight-line method over the estimated useful life of the asset. We generally use estimated useful lives of 2 to 7 years for tractors and trailers, and estimated salvage values for tractors and trailers generally range from 35% to 50% of the capitalized cost. Gains and losses on the disposal of revenue equipment are included in depreciation expense in our statements of operations.

We review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets based upon, among other things, our experience with similar assets, conditions in the used equipment market, and prevailing industry practice. Changes in our useful life or salvage value estimates or fluctuations in market values that are not reflected in our estimates, could have a material effect on our results of operations.

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

Operating leases. We have financed a substantial percentage of our tractors and trailers with operating leases. These leases generally contain residual value guarantees, which provide that the value of equipment returned to the lessor at the end of the lease term will be no lower than a negotiated amount. To the extent that the value of the equipment is below the negotiated amount, we are liable to the lessor for the shortage at the expiration of the lease. For approximately 16% of our tractors and 22% of our trailers under operating lease, we have residual value guarantees from the manufacturer at amounts equal to our residual obligation to the lessors. For all other equipment (or to the extent we believe any manufacturer will refuse or be unable to meet its obligation), we are required to recognize additional rental expense to the extent we believe the fair market value at the lease termination will be less than our obligation to the lessor.

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

Claims Reserves and Estimates. The primary claims arising for us consist of cargo liability, personal injury, property damage, collision and comprehensive, workers’ compensation, and employee medical expenses. We maintain self-insurance levels for these various areas of risk and have established reserves to cover these self-insured liabilities. We also maintain insurance to cover liabilities in excess of these self-insurance amounts. Claims reserves represent accruals for the estimated uninsured portion of reported claims, including adverse development of reported claims, as well as estimates of incurred but not reported claims. Reported claims and related loss reserves are estimated by third party administrators, and we refer to these estimates in establishing our reserves. Claims incurred but not reported are estimated based on our historical experience and industry trends, which are continually monitored, and accruals are adjusted when warranted by changes in facts and circumstances. In establishing our reserves we must take into account and estimate various factors, including, but not limited to, assumptions concerning the nature and severity of the claim, the effect of the jurisdiction on any award or settlement, the length of time until ultimate resolution, inflation rates in health care, and in general interest rates, legal expenses, and other factors. Our actual experience may be different than our estimates, sometimes significantly. Changes in assumptions as well as changes in actual experience could cause these estimates to change in the near term. Insurance and claims expense will vary from period to period based on the severity and frequency of claims incurred in a given period.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Our effective date of this interpretation is July 1, 2007, the first fiscal year beginning after December 15, 2006. We are continuing to evaluate the impact of the adoption of FIN 48 on our consolidated financial statements.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

We experience various market risks, including changes in interest rates, foreign currency exchange rates, and fuel prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes, nor when there are no underlying related exposures.

Interest Rate Risk. We are exposed to interest rate risk principally from our primary credit facility. The credit facility carries a maximum variable interest rate of either the bank’s base rate or LIBOR plus 1.125%. At June 30, 2006, the interest rate for revolving borrowings under our credit facility was LIBOR plus 0.875%. At June 30, 2006, we had $4.8 million variable rate term loan borrowings outstanding under the credit facility. A hypothetical 10% increase in the bank’s base rate and LIBOR would be immaterial to our net income.

Foreign Currency Exchange Rate Risk. We are subject to foreign currency exchange rate risk, specifically in connection with our Canadian operations. While virtually all of the expenses associated with our Canadian operations, such as independent contractor costs, company driver compensation, and administrative costs, are paid in Canadian dollars, a significant portion of our revenue generated from those operations is billed in U.S. dollars because many of our customers are U.S. shippers transporting goods to or from Canada. As a result, increases in the Canadian dollar exchange rate adversely affect the profitability of our Canadian operations. Assuming revenue and expenses for our Canadian operations identical to the year ended June 30, 2006 (both in terms of amount and currency mix), we estimate that a $0.01 increase in the Canadian dollar exchange rate would reduce our annual net income by approximately $245,000. In June 2000, the FASB issued SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133 which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. Derivatives that are not hedges must be adjusted to fair value through earnings. As of June 30, 2006, we had none of our currency exposure hedged. Derivative contracts had no material impact on our results of operations for the year ended June 30, 2006.

We generally do not face the same magnitude of foreign currency exchange rate risk in connection with our intra-Mexico operations conducted through our Mexican subsidiary, Jaguar, because our foreign currency revenues are generally proportionate to our foreign currency expenses for those operations. For purposes of consolidation, however, the operating results earned by our subsidiaries, including Jaguar, in foreign currencies are converted into United States dollars. As a result, a decrease in the value of the Mexican peso could adversely affect our consolidated results of operations. Assuming revenue and expenses for our Mexican operations identical to the year ended June 30, 2006 (both in terms of amount and currency mix), we estimate that a $0.01 decrease in the Mexican peso exchange rate would reduce our annual net income by approximately $65,000.

Commodity Price Risk. Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability. Fuel is subject to economic, political, and market factors that are outside of our control. Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through the collection of fuel surcharges. However, fuel surcharges do not always fully offset increases in fuel prices. In addition, from time-to-time we may enter into derivative financial instruments to reduce our exposure to fuel price fluctuations. In accordance with SFAS 138, we adjust any derivative instruments to fair value through earnings on a monthly basis. As of June 30, 2006, we had none of our estimated fuel purchases hedged. Derivative contracts had no material impact on our results of operations for the year ended June 30, 2006.

Item 8.     Financial Statements and Supplementary Data

The following statements are filed with this report:

Reports of Independent Registered Public Accounting Firm - KPMG LLP;
Report of Independent Registered Public Accounting Firm - Ernst & Young, LLP;
Consolidated Balance Sheets;
Consolidated Statements of Operations;
Consolidated Statements of Cash Flows;
Consolidated Statements of Stockholders’ Equity;
Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Celadon Group, Inc.

We have audited the accompanying Consolidated Balance Sheets of Celadon Group, Inc. and subsidiaries as of June 30, 2006 and 2005, and the related Consolidated Statements of Operations, Stockholders’ Equity, and Cash Flows for the years then ended. In connection with our audits of the Consolidated Financial Statements, we also have audited the Consolidated Financial Statement schedule as of June 30, 2006 and 2005, and for the years then ended listed in the Index at Item 15. These Consolidated Financial Statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements and financial statement schedule based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Celadon Group, Inc. and subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic Consolidated Financial Statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, effective July 1, 2005 for accounting for share-based payments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Celadon Group, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 31, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Indianapolis, Indiana
August 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Celadon Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting set forth in Item 9A of Celadon Group, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2006, that Celadon Group, Inc. and subsidiaries maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Celadon Group, Inc. and subsidiaries maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Celadon Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Celadon Group, Inc. and subsidiaries as of June 30, 2006 and 2005, and the related Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for the years then ended, and our report dated August 31, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Indianapolis, Indiana
August 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Celadon Group, Inc.

We have audited the accompanying consolidated statements of operations, stockholders equity and cash flows of Celadon Group, Inc. for the year ended June 30, 2004. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements of Celadon Group, Inc. referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year ended June 30, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statement taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Indianapolis, Indiana
July 29, 2004

CELADON GROUP, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2006 and 2005
(Dollars in thousands)

ASSETS	2006	2005

Current assets:
Cash and cash equivalents	$1,674	$11,115
Trade receivables, net of allowance for doubtful accounts of $1,269 and $1,496 in 2006 and 2005, respectively	55,462	55,760
Prepaid expenses and other current assets	10,132	7,391
Tires in service	2,737	3,308
Income tax receivable	5,216	---
Deferred income taxes	1,867	2,424
Total current assets	77,088	79,998
Property and equipment	121,733	88,230
Less accumulated depreciation and amortization	30,466	30,685
Net property and equipment	91,267	57,545
Tires in service	1,569	1,739
Goodwill	19,137	19,137
Other assets	1,005	2,089
Total assets	$190,066	$160,508

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,369	$4,465
Accrued salaries and benefits	16,808	11,928
Accrued insurance and claims	7,048	10,021
Accrued fuel expense	6,481	6,599
Other accrued expenses	12,018	11,270
Current maturities of long-term debt	975	1,057
Current maturities of capital lease obligations	507	788
Income tax payable	---	1,958
Total current liabilities	48,206	48,086
Long-term debt, net of current maturities	9,608	4,239
Capital lease obligations, net of current maturities	933	1,260
Deferred income taxes	9,867	8,407
Minority interest	25	25
Stockholders’ equity:
Preferred stock, $1.00 par value, authorized 179,985 shares; no shares issued and outstanding	---	---
Common stock, $0.033 par value, authorized 40,000,000 shares; issued and outstanding 23,111,367 and 22,613,510 shares at June 30, 2006 and 2005, respectively	763	746
Additional paid-in capital	90,828	88,945
Retained earnings	32,092	11,544
Unearned compensation on restricted stock	---	(711)
Accumulated other comprehensive loss	(2,256)	(2,033)
Total stockholders’ equity	121,427	98,491
Total liabilities and stockholders’ equity	$190,066	$160,508

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended June 30, 2006, 2005, and 2004
(Dollars and shares in thousands, except per share amounts)

	2006	2005	2004
Revenue:
Freight revenue	$414,465	$399,656	$382,918
Fuel surcharges	65,729	37,107	15,005
Total revenue	480,194	436,763	397,923

Operating expenses:
Salaries, wages, and employee benefits	144,634	133,565	124,532
Fuel	109,253	81,517	54,019
Operations and maintenance	29,411	33,742	33,081
Insurance and claims	13,697	14,375	18,919
Depreciation, amortization, and impairment charge(1)	12,442	14,870	25,779
Revenue equipment rentals	39,601	35,848	30,802
Purchased transportation	70,305	73,012	77,059
Cost of products and services sold	5,433	4,807	5,022
Professional and consulting fees	2,698	2,624	2,366
Communications and utilities	4,148	4,218	4,226
Operating taxes and licenses	8,247	8,507	8,182
General and other operating	6,097	6,270	6,865
Total operating expenses	445,966	413,355	390,852

Operating income	34,228	23,408	7,071

Other (income) expense:
Interest income	(153)	(12)	(40)
Interest expense	933	1,430	3,763
Other	34	13	180
Income before income taxes	33,414	21,977	3,168
Provision for income taxes	12,866	9,397	3,443
Net income (loss)	$20,548	$12,580	$(275)

Earnings (loss) per common share:
Diluted earnings (loss) per share(2)	$0.88	$0.55	$(0.02)
Basic earnings (loss) per share(2)	$0.90	$0.56	$(0.02)
Weighted average shares outstanding:
Diluted(2)	23,386	23,013	17,969
Basic(2)	22,828	22,286	17,969

________________________________

(1)	Includes a $9.8 million trailer impairment charge in 2004.
(2)
Earnings per share amounts and average number of shares outstanding have been adjusted to give retroactive effect to the three-for-two stock splits effected in the form of a 50% stock dividend paid on February 15, 2006 and June 15, 2006.

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30, 2006, 2005, and 2004
(Dollars in thousands)

	2006		2005	2004

Cash flows from operating activities:
Net income (loss)		$20,548	$12,580		$(275)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization		12,985	14,027		13,123
(Gain) loss on sale of equipment		(543)	843		2,822
Impairment charge		---	---		9,834
Provision (benefit) for deferred income taxes		2,017	(880)		204
Provision for doubtful accounts		786	736		2,217
Stock based compensation expense		5,059	(177)		878
Changes in assets and liabilities:
Trade receivables		(488)	(4,248)		(7,800)
Income tax recoverable		(5,216)	---		---
Tires in service		741	1,196		678
Prepaid expenses and other current assets		(3,805)	2,512		1,067
Other assets		1,164	258		1,385
Accounts payable and accrued expenses		(639)	4,266		6,029
Income tax payable		(1,957)	(2,676)		2,642
Net cash provided by operating activities		30,652	28,437		32,804
Cash flows from investing activities:
Purchase of property and equipment		(95,753)	(25,214)		(23,837)
Proceeds on sale of property and equipment		51,417	39,803		22,801
Purchase of minority shares of subsidiary		---	(1,525)		---
Purchase of CX Roberson and Highway Express assets, respectively		---	(22,700)		(3,594)
Net cash used in investing activities		(44,336)	(9,636)		(4,630)
Cash flows from financing activities:
Proceeds from issuance of common stock		1,060	2,026		25,875
Tax benefit from issuance of common stock		635	436		247
Proceeds of long-term debt		4,750	---		2,040
Payments on long-term debt		(1,354)	(7,235)		(32,866)
Principal payments on capital lease obligations		(848)	(3,269)		(24,202)
Net cash provided by (used in) financing activities		4,243	(8,042)		(28,906)
Increase (decrease) in cash and cash equivalents		(9,441)	10,759		(732)
Cash and cash equivalents at beginning of year		11,115	356		1,088
Cash and cash equivalents at end of year		$1,674	$11,115		$356
Supplemental disclosure of cash flow information:
Interest paid		$914	$1,426		$3,825
Income taxes paid		$17,141	$12,153		$270
Supplemental disclosure of non-cash flow investing activities:
Lease obligation/debt incurred in the purchase of equipment		$2,131	$2,444		$1,166
Note payable obligation incurred in purchase of minority shares	$	---	910	$	---

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended June 30, 2006, 2005, and 2004
(Dollars in thousands, except share amounts)

	Common Stock No. of Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock- Common		Unearned Compensation		Total Stock- Holders’ Equity

Balance at June 30, 2003	17,310,966	$571	$59,778	$(761)	$(1,947)		$(389)	$	---	$57,252

Net loss	---	---	---	(275)	---		---		---	(275)
Equity adjustments for foreign currency translation, net of tax	---	---	---	---	(408)		---		---	(408)
Comprehensive loss	---	---	---	(275)	(408)		---		---	(683)
Tax benefits from stock options	---	---	247	---	---		---		---	247
Secondary stock offering	4,170,375	138	24,920	---	---		---		---	25,058
Restricted stock grants	152,550	5	822	---	---		---		(689)	138
Exercise of incentive stock	301,291	10	419	---	---		389		---	818
Balance at June 30, 2004	21,935,182	724	86,186	(1,036)	(2,355)		0		(689)	82,830

Net income	---	---	---	12,580	---		---		---	12,580
Equity adjustments for foreign currency translation, net of tax	---	---	---	---	322		---		---	322
Comprehensive income	---	---	---	12,580	322		---		---	12,902
Tax benefits from stock options	---	---	436	---	---		---		---	436
Secondary stock offering	---	---	(25)	---	---		---		---	(25)
Restricted stock grants	---	---	319	---	---		---		(22)	297
Exercise of incentive stock options	678,328	22	2,029	---	---		---		---	2,051
Balance at June 30, 2005	22,613,510	746	88,945	11,544	(2,033)		0		(711)	98,491

Net income	---	---	---	20,548	---		---		---	20,548
Equity adjustments for foreign currency translation, net of tax	---	---	---	---	(223)		---		---	(223)
Comprehensive income (loss)	---	---	---	20,548	(223)		---		---	20,325
Tax benefits from stock options	---	---	635	---	---		---		---	635
Partial shares retired	(172)	---	---	---	---		---		---	---
Restricted stock and options expensing	121,680	4	201	---	---		---		711	916
Exercise of incentive stock options	376,349	13	1,047	---	---		---		---	1,060
Balance at June 30, 2006	23,111,367	$763	$90,828	$32,092	$(2,256)	$	---	$	---	$121,427

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

(1)    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Celadon Group, Inc. (the “Company”), through its subsidiaries, provides long haul, full truckload services between the United States, Canada, and Mexico. The Company’s primary trucking subsidiaries are: Celadon Trucking Services, Inc. (“CTSI”), a U.S. based company; Celadon Logistics Services, Inc. (“CLSI”), a U.S. based company; Servicio de Transportation Jaguar, S.A. de C.V. (“Jaguar”), a Mexican based company and Celadon Canada, Inc. (“CelCan”), a Canadian based company.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Such estimates include provisions for liability claims and uncollectible accounts receivable. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade receivables. The Company performs ongoing credit evaluations of its customers and does not require collateral for its accounts receivable. The Company maintains reserves which management believes are adequate to provide for potential credit losses. Uncollectible accounts receivable are written off against the reserves. Concentrations of credit risk with respect to trade receivables are generally limited due to the Company’s large number of customers and the diverse range of industries, which they represent. Accounts receivable balances due from any single customer did not total more than 10% of the Company’s gross trade receivables at June 30, 2006.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

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

Depreciation of property and equipment and amortization of assets under capital leases is generally computed using the straight-line method and is based on the estimated useful lives (net of salvage value) of the related assets as follows:

Revenue and service equipment	2-7 years
Furniture and office equipment	4-5 years
Buildings	20 years
Leasehold improvements	Lesser of life of lease or useful life of improvement

Initial delivery costs relating to placing tractors in service are expensed as incurred. The cost of maintenance and repairs is charged to expense as incurred.

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

Goodwill

The consolidated balance sheets at June 30, 2006 and 2005, included goodwill of acquired businesses of approximately $19.1 million for both years. These amounts have been recorded as a result of business acquisitions accounted for under the purchase method of accounting. Prior to July 1, 2001, goodwill from each acquisition was generally amortized on a straight-line basis. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which we adopted as of July 1, 2001, goodwill is tested for impairment annually (or more often, if an event or circumstance indicates that an impairment loss has been incurred) in lieu of amortization. During the fourth quarter of fiscal 2006, we completed our most recent annual impairment test for that fiscal year and concluded that there was no indication of impairment.

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

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

TruckersB2B, Inc. has purchased 2,128,345 shares of its Common Stock into treasury for $2,435,175, which is accounted for using the purchase method in accordance with SFAS 141 “Business Combinations” during fiscal 2005. See Note 3 to the Consolidated Financial Statements for further disclosure.

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

TruckersB2B revenue is recognized at different times depending on the product or service purchased by the TruckersB2B member (“member”). Revenue for fuel rebates is recognized in the month the fuel was purchased by a member. The tire rebate revenue is recognized when proof-of-purchase documents are received from members. In most other programs, TruckersB2B receives commissions, royalties, or transaction fees based upon percentages of member purchases. TruckersB2B records revenue under these programs when earned and it receives the necessary information to calculate the revenue.

Costs of Products and Services

Cost of products and services represents the cost of the product or service purchased or used by the TruckersB2B member. Cost of products and services is recognized in the period that TruckersB2B recognizes revenue for the respective product or service.

Advertising

Advertising costs are expensed as incurred by the Company. Advertising expenses for fiscal 2006, 2005, and 2004 were $1.1 million, $1.3 million, and $1.3 million, respectively, and are included in salaries, wages, and employee benefits and other operating expenses in the Consolidated Statements of Operations.

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

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

Accounting for Derivatives

The Company had no derivative financial instruments in place in fiscal 2006 to reduce exposure to fuel and currency price fluctuations. SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133, requires that all derivative instruments be recorded on the balance sheet at their respective fair values.

Earnings per Share (“EPS”)

The Company applies the provisions of SFAS No. 128, “Earnings per Share”, which requires companies to present basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method.

Stock-based Employee Compensation Plans

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payments (“SFAS No. 123(R)”), revising SFAS No. 123, Accounting for Stock Based Compensation; superseding Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance; and amending SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires companies to recognize the grant date fair value of stock options and other equity-based compensation issued to employees in its income statement. We adopted this statement effective July 1, 2005. Our adoption of SFAS No. 123(R) impacted our results of operations by increasing salaries, wages, and related expenses, increasing additional paid-in capital, and increasing deferred income taxes. See Footnote 7 for current year impact to the Company.

Foreign Currency Translation

Foreign financial statements are translated into U.S. dollars in accordance with SFAS 52, Foreign Currency Translation. Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at year-end exchange rates. Income statement accounts are translated at the average exchange rate prevailing during the year. Resulting translation adjustments are included in other comprehensive income.

Reclassifications

Certain reclassifications have been made to the 2005 and 2004 financial statements in order to conform to the 2006 presentation.

Recent Accounting Pronouncements

In June 2006, the FASB published Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Our effective date of this interpretation is July 1, 2007, the first fiscal year beginning after December 15, 2006. We are continuing to evaluate the impact of the adoption of FIN 48 on our consolidated financial statements.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

(2)    STOCK SPLITS

On January 18, 2006, the Board of Directors approved a three-for-two stock split, effected in the form of a fifty percent (50%) stock dividend. The stock split distribution date was February 15, 2006, to stockholders of record as of the close of business on February 1, 2006.

On May 4, 2006, the Board of Directors approved a second three-for-two stock split, effected in the form of a fifty percent (50%) stock dividend. The second stock split distribution date was June 15, 2006, to stockholders of record as of the close of business on June 1, 2006.

Unless otherwise indicated, all share and per share amounts have been adjusted to give retroactive effect to this stock-split.

(3)    ACQUISITIONS

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

The Company retained approximately 200 of the newest acquired tractors and 200 of the newest acquired trailers, and disposed of the balance of the acquired revenue equipment. Net of proceeds of dispositions, the Company’s investment in the former Roberson equipment was approximately $12.5 million. Following the acquisition, employment was offered to approximately 320 of Roberson’s drivers, and over 220 of those drivers accepted employment.

In August 2003, the Company acquired certain assets of Highway Express, Inc. (“Highway”). The results of operations of Highway from August 1, 2003 are included in the Company’s financial statements for fiscal 2004. The Company assigned values to the acquired assets of Highway consisting primarily of $8.6 million of property and equipment, $2.4 million of trade receivables, and $0.4 million of cash. The purchase price of approximately $11.4 million was paid using cash generated from operations and the secondary offering. Highway’s revenue for fiscal 2002 was approximately $27.0 million.

In fiscal 2005, TruckersB2B, Inc. purchased 2,013,276 shares of its Common Stock into treasury for $2,435,000. An 18-month note payable for $910,000 was issued with the difference settled in cash. Celadon Group, Inc. and subsidiaries own 100% of the outstanding shares of TruckersB2B, Inc. The $2,435,000 of TruckersB2B treasury stock is accounted for using the purchase method in accordance with SFAS 141 Business Combinations.

(4)    PROPERTY, EQUIPMENT, AND LEASES

Property and equipment consists of the following (in thousands):

	2006	2005
Revenue equipment owned	$97,721	$59,480
Revenue equipment under capital leases	2,009	8,190
Furniture and office equipment	4,528	4,047
Land and buildings	14,269	13,439
Service equipment	1,080	1,011
Leasehold improvements	2,126	2,063
	$121,733	$88,230

Included in accumulated depreciation was $0.6 million and $3.0 million in 2006 and 2005, respectively, related to revenue equipment under capital leases. Depreciation and amortization expense relating to property and equipment owned and revenue equipment under capital leases, including gains (losses) on disposition of equipment and impairment of trailers, was $12.4 million in 2006, $14.9 million in 2005, and $25.8 million in 2004.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

(5)    LEASE OBLIGATIONS AND LONG-TERM DEBT AND STOCKHOLDERS’ EQUITY

Lease Obligations

The Company leases certain revenue and service equipment under long-term lease agreements, payable in monthly installments.

Equipment obtained under capital leases is reflected on the Company's balance sheet as owned and bears interest at rates ranging from 4.8% to 7.5% per annum, maturing at various dates through 2011.

Assets held under operating leases are not recorded on the Company's balance sheet. The Company leases revenue and service equipment under noncancellable operating leases expiring at various dates through June 2013.

The Company leases warehouse and office space under noncancellable operating leases expiring at various dates through September 2021. Certain real estate leases contain renewal options.

Total rental expense under operating leases was as follows for 2006, 2005, and 2004 (in thousands):

	2006	2005	2004
Revenue and service equipment	$39,601	$35,848	$30,802
Office facilities and terminals	2,423	2,298	2,297
	$42,024	$38,146	$33,099

Future minimum lease payments relating to capital leases and to operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

Year ended June 30	Capital Leases	Operating Leases

2007	$576	$44,637
2008	230	42,820
2009	194	31,534
2010	143	11,912
2011	476	20,085
Thereafter	---	44,460
Total minimum lease payments	$1,619	$195,448
Less amounts representing interest	179
Present value of net minimum lease payments	$1,440
Less current maturities	507
Non-current portion	$933

The Company is obligated for lease residual value guarantees of $78.7 million, with $9.2 million due in the first year. The guarantees are included in the future minimum lease payments above. To the extent the expected value at lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term.

Long-Term Debt

The Company’s outstanding borrowings excluding capital leases set forth above consist of the following at June 30 (in thousands):

	2006	2005
Outstanding amounts under Credit Agreement	$4,750
Other borrowings	5,833	5,296
	10,583	5,296
Less current maturities	975	1,057
Non-current portion	$9,608	$4,239

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

Lines of Credit

                On September 26, 2005, the Company, CTSI, CLSI, and TruckersB2B entered into an unsecured Credit Agreement with LaSalle Bank National Association, as administrative agent, and LaSalle Bank National Association, Fifth Third Bank (Central Indiana), and JPMorgan Chase Bank, N.A., as lenders, which matures on September 24, 2010 (the “Credit Agreement”). The Credit Agreement was used to refinance the Company’s existing credit facility and is intended to provide for ongoing working capital needs and general corporate purposes. Borrowings under the Credit Agreement are based, at the option of the Company, on a base rate equal to the greater of the federal funds rate plus 0.5% and the administrative agent’s prime rate or LIBOR plus an applicable margin between 0.75% and 1.125% that is adjusted quarterly based on cash flow coverage. The Credit Agreement is guaranteed by Celadon E-Commerce, Inc., CelCan, and Jaguar, each of which is a subsidiary of the Company.

The Credit Agreement has a maximum revolving borrowing limit of $50.0 million, and the Company may increase the revolving borrowing limit by an additional $20.0 million, to a total of $70.0 million. Letters of credit are limited to an aggregate commitment of $15.0 million and a swing line facility has a limit of $5.0 million. A commitment fee that is adjusted quarterly between 0.15% and 0.225% per annum based on cash flow coverage is due on the daily unused portion of the Credit Agreement. The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, mergers, consolidations, acquisitions and dispositions, and total indebtedness. We were in compliance with these covenants at June 30, 2006. At June 30, 2006, $4.8 million of our credit facility was utilized as outstanding borrowings and $4.7 million was utilized for standby letters of credit.

Other Borrowings

Other borrowings consist primarily of mortgage debt financing and notes payable for equipment purchase, which are collateralized by the equipment. At June 30, 2006, the interest rate charged on outstanding borrowings ranged from 6.7% to 7.5%.

Maturities of long-term debt for the years ending June 30 are as follows (in thousands):

2007	$975
2008	3,074
2009	781
2010	5,665
2011	88
Thereafter	---
$10,583

Stockholders’ Equity

In the fourth quarter of fiscal 2004, we issued 1.85 million shares of our common stock in a public offering. The stock issuance resulted in net proceeds to us of approximately $25.1 million. We used the proceeds to repay all amounts outstanding under our revolving credit facility. The balance of the net proceeds was used to pay off debt and leases related to equipment.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

(6)   EMPLOYEE BENEFIT PLANS

401(k) Profit Sharing Plan

The Company has a 401(k) profit sharing plan, which permits U.S. employees of the Company to contribute up to 50% of their annual compensation, up to certain Internal Revenue Service limits, on a pretax basis. The contributions made by each employee are fully vested immediately and are not subject to forfeiture. The Company makes a discretionary matching contribution of up to 50% of the employee’s contribution up to 5% of their annual compensation. The aggregate Company contribution may not exceed 5% of the employee’s compensation. Employees vest in the Company’s contribution to the plan at the rate of 20% per year from the date of employee anniversary. Contributions made by the Company during 2006, 2005, and 2004 amounted to $396,000, $403,000, and $374,000, respectively.

(7)    STOCK PLANS

On July 1, 2005, the Company adopted SFAS 123(R) using the modified prospective method. This Statement requires all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements upon a grant-date fair value of an award as opposed to the intrinsic value method of accounting for stock-based employee compensation under APB No. 25, which the Company used for the preceding years.

In January 2006, shareholders approved the 2006 Omnibus Plan (“2006 Plan”) that provides various vehicles to compensate the Company’s key employees. The 2006 Plan utilizes such vehicles as stock options, restricted stock grants, and stock appreciation rights (“SARs”). The 2006 Plan authorized the Company to grant 1,687,500 shares. In fiscal 2006 the Company granted 689,445 stock options and 121,680 restricted stock grants. The Company is authorized to grant an additional 889,031 shares.

The compensation cost that has been charged against income was $5.1 million in fiscal 2006, $558,000 in fiscal 2005, and $793,000 in fiscal 2004. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1.1 million in fiscal 2006.

The Company has granted a number of stock options under various plans. Options granted to employees have been granted with an exercise price equal to the market price on the grant date and expire on the tenth anniversary of the grant date. The majority of options granted to employees vest 25 percent per year, commencing with the first anniversary of the grant date. Options granted to non-employee directors have been granted with an exercise price equal to the market price on the grant date, vest over three years with regard to the 2006 Plan grants and four years with respect to all other grants, commencing with the first anniversary of the grant date, and expire on the tenth anniversary of the grant date.

A summary of the activity of the Company’s stock option plans as of June 30, 2006 and changes during the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at July 1, 2005	1,175,519	$ 2.88	---	---
Granted	689,445	$12.81	---	---
Exercised	(376,349)	$ 2.81	---	---
Forfeited or expired	(41,905)	$ 9.43	---	---
Outstanding at June 30, 2006	1,446,710	$ 7.44	5.80	$21,118,912
Exercisable at June 30, 2006	782,578	$ 2.89	5.27	$14,988,233

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

The total intrinsic value of options exercised during fiscal 2006, 2005, and 2004 was $4.1 million, $4.2 million, and $1.1 million, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	2006	2005	2004
Weighted average grant date fair value	$12.58	$3.75	$3.93
Dividend yield	0	0	0
Expected volatility	50.1%	37.4%	51.7%
Risk-free interest rate	4.35%	3.77%	2.88%
Expected lives	4 years	7 years	7 years

Expected volatility is based upon the historical volatility of the Company’s stock. The risk-free rate is based upon the U.S. Treasury yield curve in effect at the time of grant. Expected lives are based upon the historical experience of the Company.

Restricted Shares

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at July 1, 2005	152,550	$6.23
Granted	121,680	$12.81
Vested	---	---
Forfeited	---	---
Unvested at June 30, 2006	274,230	$8.96

Restricted shares granted to employees have been granted with a share price equal to the market price on the grant date and vesting at 25 percent per year, commencing with the first anniversary of the grant date. In addition, there are certain financial targets which must be met for these shares to vest. The weighted average grant date share prices were $12.81, $8.64, and $5.42 in fiscal 2006, 2005, and 2004, respectively.

As of June 30, 2006, we had $3.3 million and $1.8 million of total unrecognized compensation expense related to stock options and restricted stock, respectively, that is expected to be recognized over the remaining weighted average period of approximately 3.5 years for stock options and 2.5 years for restricted stock.

Stock Appreciation Rights

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at July 1, 2005	790,312	$7.15
Granted	---	---
Paid	(194,069)	$5.97
Forfeited	(24,806)	$7.41
Unvested at June 30, 2006	571,437	$7.73

Stock appreciation rights were granted to employees vesting on a 3 or 4 year vesting schedule; in addition, certain financial targets must be met for these shares to vest. The weighted average grant date share price was $8.61 and $5.07 for fiscal 2005 and 2004, respectively. In fiscal 2006 and 2005, the Company paid $1.1 million and $618,000, respectively, for vested stock appreciation rights.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

The following table illustrates the effect on net income and earning per share if we had applied the fair value recognition provisions of SFAS 123(R) to options granted under our stock option plans in the period presented. For purposes of the pro forma disclosure, the fair value of each option grant is estimated on the date of grant and amortized to expense over the options’ vesting periods.

	2005	2004
Net income (loss) (in thousands)
As reported	$12,580	$(275)
Compensation expense, using fair value method, net of tax	228	404
Pro forma	$12,352	$(679)
Basic earnings per share
As reported	$0.56	$(0.02)
Pro forma	$0.55	$(0.04)
Diluted earnings per share
As reported	$0.55	$(0.02)
Pro forma	$0.54	$(0.04)

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

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

(8)    EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators used in computing earnings per share (in thousands):

	2006	2005	2004

Net income (loss)	$20,548	$12,580	$(275)
Basic earnings (loss) per share:
Weighted - average number of common shares outstanding	22,828	22,286	17,969
Basic earnings (loss) per share	$0.90	$0.56	$(0.02)

Diluted earnings (loss) per share:
Weighted - average number of common shares outstanding	22,828	22,286	17,969
Effect of stock options and other incremental shares	558	727	---
Weighted-average number of common shares outstanding - diluted	23,386	23,013	17,969
Diluted earnings (loss) per share	$0.88	$0.55	$(0.02)

Diluted loss per share for fiscal year 2004 does not include the anti-dilutive effect of 1.0 million stock options and other incremental shares.

(9)    RELATED PARTY TRANSACTIONS

In October 2001, the Company sold 103,850 shares of treasury stock to non-executive members of management. The Company granted loans totaling $449,000 to the non-executive management with a 5-year term. In fiscal 2006, the remaining balances of the loans were paid.

(10)        COMMITMENTS AND CONTINGENCIES

The Company has outstanding commitments to purchase approximately $71.8 million of revenue equipment at June 30, 2006.

Standby letters of credit, not reflected in the accompanying consolidated financial statements, aggregated approximately $4.7 million at June 30, 2006.

The Company has employment and consulting agreements with various key employees providing for minimum combined annual compensation over the next three fiscal years of $856,000 in fiscal 2007, $139,000 in fiscal 2008, and $77,000 in fiscal 2009.

There are various claims, lawsuits, and pending actions against the Company and its subsidiaries in the normal course of the operation of their businesses with respect to cargo, auto liability, or income taxes.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

(11)    INCOME TAXES

The income tax provision for operations in 2006, 2005, and 2004 consisted of the following (in thousands):

	2006	2005	2004
Current:
Federal	$9,812	$8,324	$2,484
State and local	1,262	1,364	256
Foreign	(225)	589	376
Total Current	10,849	10,277	3,116
Deferred:
Federal	1,869	(561)	730
State and local	210	(197)	75
Foreign	(62)	(122)	(478)
Total Deferred	2,017	(880)	327
Total	$12,866	$9,397	$3,443

No provision is made for U.S. federal income taxes on undistributed earnings of foreign subsidiaries of approximately $1.5 million at June 30, 2006, as management presently expects to reinvest such earnings in the Company’s operations in the respective foreign countries where earned. Included in the consolidated income before income taxes is income of approximately $1.2 million generated from foreign operations in fiscal 2006.

The Company’s income tax expense varies from the statutory federal tax rate of 35% to income before income taxes as follows (in thousands):

	2006	2005	2004

Computed “expected” income tax expense	$11,695	$7,693	$1,109
State taxes, net of federal benefit	957	759	215
Non-deductible expenses	922	1,057	1,252
Settlement of IRS audit	---	---	993
Other, net	(708)	(112)	(126)
Actual income tax expense	$12,866	$9,397	$3,443

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2006 and 2005 consisted of the following (in thousands):

	2006	2005
Deferred tax assets:
Allowance for doubtful accounts	$402	$440
Insurance reserves	1,907	1,797
Other	3,564	1,562
Total deferred tax assets	$5,873	$3,799

Deferred tax liabilities:
Property and equipment	$(8,870)	$(6,140)
Goodwill	(2,176)	(1,728)
Capital leases	(1,223)	(1,194)
Other	(1,604)	(720)
Total deferred tax liabilities	$(13,873)	$(9,782)

Net current deferred tax assets	$1,867	$2,424
Net non-current deferred tax liabilities	(9,867)	(8,407)
Total net deferred tax liabilities	$(8,000)	$(5,983)

As of June 30, 2006, the Company had no operating loss carry-forwards.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

(12)    SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

The Company operates in two segments, transportation and e-commerce. The Company generates revenue in the transportation segment primarily by providing truckload hauling services through its subsidiaries, CTSI, CLSI, Jaguar, and CelCan. The Company provides certain services over the Internet through its e-commerce subsidiary, TruckersB2B. The e-commerce segment generates revenue by providing discounted fuel, tires, and other products and services to small and medium-sized trucking companies. The Company evaluates the performance of its operating segments based on operating income (loss).

	Fiscal year ended June 30, (Dollars in thousands)
	2006		2005		2004
Total revenues
Transportation		$471,872		$428,936	$389,813
E-Commerce		8,322		7,827	8,110
		480,194		436,763	397,923
Operating income
Transportation		32,708		21,846	5,558
E-Commerce		1,520		1,562	1,513
		34,228		23,408	7,071
Depreciation and amortization
Transportation		12,428		14,856	25,722
E-Commerce		14		14	57
		12,442		14,870	25,779
Interest income
Transportation		(153)		12	40

Interest expense
Transportation		888		1,353	3,684
E-Commerce		45		77	79
		933		1,430	3,763
Income before taxes
Transportation		31,939		20,492	1,734
E-Commerce		1,475		1,485	1,434
		33,414		21,977	3,168
Goodwill
Transportation		16,702		16,702	16,702
E-Commerce		2,435		2,435	---
		19,137		19,137	16,702
Total assets
Transportation		186,165		157,662	149,824
E-Commerce		3,901		2,846	1,486
		190,066		160,508	151,310

Special charges included in segment profit loss
Trailer impairment charge (Transportation)	$	---	$	---	$9,834

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

Information as to the Company’s operations by geographic area is summarized below (in thousands). The Company allocates total revenue based on the country of origin of the tractor hauling the freight.

	2006	2005	2004
Total revenue:
United States	$393,090	$357,621	$322,961
Canada	59,666	57,297	55,580
Mexico	27,438	21,845	19,382
Total	$480,194	$436,763	$397,923

Long lived assets:
United States	$101,911	$70,822	$55,798
Canada	4,719	4,891	4,698
Mexico	6,348	4,797	1,305
Total	$112,978	$80,510	$61,801

No customer accounted for more than 10% of the Company’s total revenue during any of its three most recent fiscal years.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

(13)    SELECTED QUARTERLY DATA (Unaudited)

Summarized quarterly data for fiscal 2006 and 2005 follows (in thousands except per share amounts):

	Fiscal Year 2006
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

Total revenues	$117,935	$120,274	$115,313	$126,672
Operating expenses	109,839	112,499	107,347	116,281

Operating income	8,096	7,775	7,966	10,391
Other expense, net	326	121	189	178

Income before taxes	7,770	7,654	7,777	10,213
Income tax expense	3,086	2,855	3,100	3,825

Net income	$4,684	$4,799	$4,677	$6,388

Basic income per share	$0.21	$0.21	$0.20	$0.28
Diluted income per share	$0.20	$0.21	$0.20	$0.27

	Fiscal Year 2005
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

Total revenues	$104,393	$106,871	$108,533	$116,967
Operating expenses	99,074	101,601	103,209	109,471

Operating income	5,319	5,270	5,324	7,496
Other expense, net	323	366	413	330

Income before taxes	4,996	4,904	4,911	7,166
Income tax expense	2,245	2,130	2,169	2,853

Net income	$2,751	$2,774	$2,742	$4,313

Basic income per share	$0.13	$0.13	$0.12	$0.19
Diluted income per share	$0.12	$0.12	$0.12	$0.19

SCHEDULE I

CELADON GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS

Years ended June 30, 2006, 2005, and 2004

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period

Year ended June 30, 2004:
Allowance for doubtful accounts	$1,064,758	$959,771	$742,314	(a)	$1,282,215
Reserves for claims payable as self insurer	$5,749,447	$14,978,172	$12,017,265	(b)	$8,710,354

Year ended June 30, 2005:
Allowance for doubtful accounts	$1,282,215	$736,130	$522,132	(a)	$1,496,213
Reserves for claims payable as self insurer	$8,710,354	$11,728,147	$9,656,215	(b)	$10,782,285

Year ended June 30, 2006:
Allowance for doubtful accounts	$1,496,213	$786,015	$1,013,303	(a)	$1,268,925
Reserves for claims payable as self insurer	$10,782,285	$9,728,359	$12,778,099	(b)	$7,732,545
__________________________

(a)	Represents accounts receivable write-offs.
(b)	Represents claims paid.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting or financial disclosure within the last two fiscal years.

Item 9A.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us and our consolidated subsidiaries is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of June 30, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers, and effected by the board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail, accurately, and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on its assessment, management believes that, as of June 30, 2006, our internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of June 30, 2006, has been audited by KPMG LLP, the independent registered public accounting firm who also audited our consolidated financial statements. KPMG LLP’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears on page 31 herein.

Design and Changes in Internal Control over Financial Reporting

The design, monitoring, and revision of the system of internal accounting controls involves, among other things, management’s judgments with respect to the relative cost and expected benefits of specific control measures.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 10.     Directors and Executive Officers of the Registrant

The information required by this Item, with the exception of the Code of Ethics disclosure below, is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2006 Annual Meeting of Stockholders.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics was filed as Exhibit 14 to our Annual Report on Form 10-K for the year ended June 30, 2003, filed with the SEC on September 19, 2003.

Item 11.     Executive Compensation

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2006 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item, is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2006 Annual Meeting of Stockholders. The following table provides certain information as of June 30, 2006, with respect to our compensation plans and other arrangements under which shares of our common stock are authorized for issuance.

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of June 30, 2006:

Plan Category	(a) Number of securities issued upon exercise of outstanding options warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	376,349	$7.44	1,687,500

Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable

Item 13.     Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2006 Annual Meeting of Stockholders.

Item 14.     Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2006 Annual Meeting of Stockholders.

PART IV

Item 15.     Exhibits, Financial Statement Schedule

     (3)      Exhibits (Numbered in accordance with Item 601 of Regulation S-K).

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
10.2
Employment Contract dated January 21, 1994 between the Company and Stephen Russell. (Incorporated by reference to Exhibit 10.43 to the Company’s Registration Statement on Form S-1, Registration No. 33-72128, filed with the SEC on November 24, 1993.) *

10.3
Amendment dated February 12, 1997 to Employment Contract dated January 21, 1994 between the Company and Stephen Russell. (Incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed with the SEC on September 12, 1997.) *

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

10.12
Asset Purchase Agreement dated January 14, 2005, by and among PFT Roberson, Inc., CX Roberson, Inc., and Celadon Trucking Services, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s report on Form 8-K filed January 21, 2005.)

10.13
Credit Agreement dated as of September 26, 2005 among the Company, certain of its subsidiaries, LaSalle Bank National Association, and certain other lenders. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2005.)

10.14	Stock Appreciation Rights Plan effective April 4, 2002. (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-K/A filed with the SEC on October 28, 2005.) *
10.15	Celadon Group, Inc., 2006 Omnibus Incentive Plan. (Incorporated by reference to Appendix B to the Company’s definitive proxy statement, filed with the SEC on December 19, 2005.) *
10.16
First Amendment to Credit Agreement dated December 23, 2005, among the Company, certain of it subsidiaries, LaSalle Bank National Association, and certain other lenders. (Incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 30, 2006.)

10.17
Celadon Group, Inc. Award Notice for Employees for Restricted Stock Awards. (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly report on Form 10-Q filed with the SEC on May 4, 2006.) *

10.18
Celadon Group, Inc. Award Notice for Stephen Russell for Restricted Stock Award. (Incorporated by reference to Exhibit 10.24 to the Company’s Quarterly report on Form 10-Q filed with the SEC on May 4, 2006.) *

10.19
Celadon Group, Inc. Award Notice for Employees for Incentive Stock Option Grants. (Incorporated by reference to Exhibit 10.25 to the Company’s Quarterly report on Form 10-Q filed with the SEC on May 4, 2006.) *

10.20
Celadon Group, Inc. Award Notice for Non-Employee Directors for Non-Qualified Stock Option Grants. (Incorporated by reference to Exhibit 10.26 to the Company’s Quarterly report on Form 10-Q filed with the SEC on May 4, 2006.) *

14
Celadon Group, Inc. Code of Business Conduct and Ethics adopted by the Company on April 30, 2003. (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on September 19, 2003.)

21	Subsidiaries. #
23.1	Consent of Independent Registered Public Accounting Firm - KPMG LLP. #
23.2	Consent of Independent Registered Public Accounting Firm - Ernst & Young, LLP. #
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company’s Chief Executive Officer. #
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company’s Chief Financial Officer. #
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company’s Chief Executive Officer. #
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Paul Will, the Company’s Chief Financial Officer. #

               _______________________
*	Management contract or compensatory plan or arrangement.
#	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this September 1, 2006.

Celadon Group, Inc.

By:	/s/ Stephen Russell
Stephen Russell Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Russell	Chairman of the Board and Chief Executive Officer	September 1, 2006
Stephen Russell	(Principal Executive Officer)

/s/ Paul A. Will	Chief Financial Officer, Treasurer, and	September 1, 2006
Paul A. Will	Asst. Secretary (Principal Financial and Accounting Officer)

/s/ Michael Miller	Director	September 1, 2006
Michael Miller

/s/ Anthony Heyworth	Director	September 1, 2006
Anthony Heyworth

/s/ Chris Hines	Director	September 1, 2006
Chris Hines