Form 10-Q
period 2006-09-30
CELADON GROUP INC
filed 2006-10-31
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

(317) 972-7000 (Registrant's telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).

Yes ☐	No ☒

As of October 30, 2006 (the latest practicable date), 23,418,648 shares of the registrant's common stock, par value $0.033 per share, were outstanding.

CELADON GROUP, INC.

Index to
September 30, 2006 Form 10-Q

Index

PART I.       FINANCIAL INFORMATION

Item 1.      Financial Statements

CELADON GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2006 and June 30, 2006
(Dollars in thousands, except share amounts)

	September 30, 2006	June 30, 2006
A S S E T S	(unaudited)

Current assets:
Cash and cash equivalents	$1,081	$1,674
Trade receivables, net of allowance for doubtful accounts of $1,332 and $1,269 at September 30, 2006 and June 30, 2006	57,542	55,462
Prepaid expenses and other current assets	13,284	10,132
Tires in service	2,828	2,737
Income tax receivable	2,630	5,216
Deferred income taxes	1,240	1,867
Total current assets	78,605	77,088
Property and equipment	130,688	121,733
Less accumulated depreciation and amortization	31,189	30,466
Net property and equipment	99,499	91,267
Tires in service	1,654	1,569
Goodwill	19,137	19,137
Other assets	934	1,005
Total assets	$199,829	$190,066

L I A B I L I T I E S A N D S T O C K H O L D E R S' E Q U I T Y

Current liabilities:
Accounts payable	$7,756	$4,369
Accrued salaries and benefits	12,821	16,808
Accrued insurance and claims	7,362	7,048
Accrued fuel expense	5,615	6,481
Other accrued expenses	13,728	12,018
Current maturities of long-term debt	1,493	975
Current maturities of capital lease obligations	478	507
Total current liabilities	49,253	48,206
Long-term debt, net of current maturities	8,845	9,608
Capital lease obligations, net of current maturities	886	933
Deferred income taxes	10,954	9,867
Minority interest	25	25
Stockholders' equity:
Preferred stock, $1.00 par value, authorized 179,985 shares; no shares issued and outstanding	—	—
Common stock, $0.033 par value, authorized 40,000,000 shares; Issued 23,418,648 and 23,111,367 shares at September 30, 2006 and June 30, 2006	773	763
Additional paid-in capital	91,997	90,828
Retained earnings	39,205	32,092
Accumulated other comprehensive loss	(2,109)	(2,256)
Total stockholders' equity	129,866	121,427
Total liabilities and stockholders' equity	$199,829	$190,066

See accompanying notes to the condensed consolidated financial statements.

Index

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended September 30, 2006 and 2005
(Dollars in thousands, except per share amounts)
(Unaudited)

	2006	2005

Revenue:
Freight revenue	$107,665	$103,340
Fuel surcharges	20,063	14,595
	127,728	117,935

Operating expenses:
Salaries, wages and employee benefits	35,289	34,863
Fuel	30,674	26,220
Operations and maintenance	7,634	7,282
Insurance and claims	4,231	3,386
Depreciation and amortization	3,466	3,163
Revenue equipment rentals	9,333	10,372
Purchased transportation	18,340	17,823
Cost of products and services sold	1,867	1,294
Professional and consulting fees	522	852
Communications and utilities	1,094	1,019
Operating taxes and licenses	2,089	2,061
General and other operating	1,548	1,504
Total operating expenses	116,087	109,839

Operating income	11,641	8,096

Other (income) expense:
Interest income	(7)	(1)
Interest expense	301	302
Other (income) expense, net	(15)	25
Income before income taxes	11,362	7,770
Provision for income taxes	4,249	3,086
Net income	$7,113	$4,684

Earnings per common share:
Diluted earnings per share (1)	$0.30	$0.20
Basic earnings per share (1)	$0.31	$0.21
Average shares outstanding:
Diluted (1)	23,542	23,207
Basic (1)	23,272	22,631

(1)
Earnings per share amounts and average number of shares outstanding have been adjusted to give retroactive effect to the three-for-two stock splits effected in the form of two 50% stock dividends paid on February 15, 2006 and June 15, 2006

See accompanying notes to the condensed consolidated financial statements.

Index

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended September 30, 2006 and 2005
(Dollars in thousands)
(Unaudited)

	2006	2005

Cash flows from operating activities:
Net income	$7,113	$4,684
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,914	3,155
(Gain) loss on sale of equipment	(448)	8
Provision (benefit) for deferred income taxes	1,714	(506)
Provision for doubtful accounts	204	138
Stock based compensation expense	(1,160)	873
Changes in assets and liabilities:
Trade receivables	(2,284)	(2,365)
Income tax recoverable	2,586	1,096
Tires in service	(175)	70
Prepaid expenses and other current assets	(3,153)	(5,264)
Other assets	147	(2,091)
Accounts payable and accrued expenses	2,115	(1,092)
Net cash (used in) provided by operating activities	10,573	(1,294)

Cash flows from investing activities:
Purchase of property and equipment	(18,872)	(10,788)
Proceeds on sale of property and equipment	9,034	8,073
Net cash used in investing activities	(9,838)	(2,715)

Cash flows from financing activities:
Proceeds from issuances of common stock	782	205
Payments on long-term debt	(2,034)	(371)
Principal payments on capital lease obligations	(76)	(618)
Net cash used in financing activities	(1,328)	(784)

Decrease in cash and cash equivalents	(593)	(4,793)
Cash and cash equivalents at beginning of period	1,674	11,115
Cash and cash equivalents at end of period	$1,081	$6,322
Supplemental disclosure of cash flow information:
Interest paid	$239	$281
Income taxes paid	$121	$2,359
Supplemental disclosure of non-cash flow investing activities:
Lease obligation/debt incurred in the purchase of equipment	$1,789	$1,025

See accompanying notes to the condensed consolidated financial statements.

Index

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Celadon Group, Inc. and its majority owned subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (all of a normal recurring nature), which are necessary for a fair presentation of the financial condition and results of operations for these periods. The results of operations for the interim period are not necessarily indicative of the results for a full year. These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.     Stock Splits

On January 18, 2006, the Board of Directors approved a three-for-two stock split, effected in the form of a fifty percent (50%) stock dividend. The stock split distribution date was February 15, 2006, to stockholders of record as of the close of business on February 1, 2006. On May 4, 2006, the Board of Directors approved a second three-for-two stock split, effected in the form of a fifty percent (50%) stock dividend. The stock split distribution date was June 15, 2006, to stockholders of record as of the close of business of June 1, 2006.

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

3.    Earnings Per Share

The difference in basic and diluted weighted average shares is due to the assumed exercise of outstanding stock options. A reconciliation of the basic and diluted earnings per share calculation was as follows (amounts in thousands, except per share amounts):

	For the three months ended September 30,
	2006	2005

Net income	$7,113	$4,684

Denominator
Weighted average number of common shares outstanding	23,272	22,631
Equivalent shares issuable upon exercise of stock options	270	576

Diluted shares	23,542	23,207

Earnings per share
Basic	$0.31	$0.21
Diluted	$0.30	$0.20

Index

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

4.    Segment Information and Significant Customers

The Company operates in two segments, transportation and e-commerce. The Company generates revenue in the transportation segment, primarily by providing truckload-hauling services through its subsidiaries, Celadon Trucking Services, Inc., ("CTSI"), Celadon Logistics Services, Inc., ("CLSI"), Servicios de Transportacion Jaguar, S.A. de C.V. ("Jaguar"), and Celadon Canada, Inc. ("CelCan"). The Company provides certain services over the Internet through its e-commerce subsidiary, TruckersB2B, Inc. ("TruckersB2B"). The e-commerce segment generates revenue by providing discounted fuel, tires, and other products and services to small and medium-sized trucking companies. The Company evaluates the performance of its operating segments based on operating income (amounts below in thousands).

	Transportation	E-commerce	Consolidated
Three months ended September 30, 2006
Operating revenue	$125,052	$2,676	$127,728
Operating income	11,228	413	11,641

Three months ended September 30, 2005
Operating revenue	$115,960	$1,975	$117,935
Operating income	7,741	355	8,096

Information as to the Company's operating revenues by geographic area is summarized below (in thousands). The Company allocates operating revenues based on country of origin of the tractor hauling the freight:

	United States	Canada	Mexico	Consolidated
Three months ended September 30, 2006
Operating revenue	$104,829	$15,964	$6,935	$127,728

Three months ended September 30, 2005
Operating revenue	$96,638	$14,755	$6,542	$117,935

No customer accounted for more than 10% of the Company's total revenue during any of its two most recent fiscal years.

5.    Stock Based Compensation

On July 1, 2005, the Company adopted Statement Financial Accounting Standard ("SFAS") 123(R) which requires all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based upon a grant-date fair value of an award. In January 2006, shareholders approved the 2006 Omnibus Plan ("2006 Plan"), that provides various vehicles to compensate the Company's key employees. The 2006 Plan utilizes such vehicles as stock options, restricted stock grants, and stock appreciation rights ("SARs"). The 2006 Plan authorized the Company to grant 1,687,500 shares. In fiscal 2007, the Company granted 20,000 stock options. The Company is authorized to grant an additional 869,031 shares.

The following table summarizes the components of our stock based compensation program expense:

	For the three months ended September 30,
	2006	2005

Stock options expense	$243	$—
Restricted stock expense	154	234
Stock appreciation rights expense	(1,557)	586
Total stock related compensation expense	$(1,160)	$820

Index

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

The Company has granted a number of stock options under various plans. Options granted to employees have been granted with an exercise price equal to the market price on the grant date and expire on the tenth anniversary of the grant date. The majority of options granted to employees vest 25 percent per year, commencing with the first anniversary of the grant date. Options granted to non-employee directors have been granted with an exercise price equal to the market price on the grant date, vest over three or four years, commencing with the first anniversary of the grant date, and expire on the tenth anniversary of the grant date.

A summary of the activity of the Company's stock option plans as of September 30, 2006 and changes during the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at July 1, 2006	1,446,710	$7.44	—	—
Granted	20,000	$18.84	—	—
Exercised	(307,282)	$2.55	—	—
Forfeited or expired	—	—	—	—
Outstanding at September 30, 2006	1,159,428	$8.94	7.48	$8,931,987
Exercisable at September 30, 2006	475,296	$3.11	4.87	$6,431,662

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average:

	Fiscal 2007	Fiscal 2006
Weighted average grant date fair value	$9.97	$12.58
Dividend yield	0	0
Expected volatility	64.2%	50.1%
Risk-free interest rate	4.92%	4.35%
Expected lives	4 years	4 years

Restricted Shares

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at July 1, 2006	274,230	$8.96
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at September 30, 2006	274,230	$8.96

Restricted shares granted to employees have been granted with a share price equal to the market price on the grant date and vesting at 25 percent per year, commencing with the first anniversary of the grant date. In addition, there are certain financial targets which must be met for these shares to vest. The weighted average grant date share price was $12.81 in fiscal 2006.

Index

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

As of September 30, 2006, we had $3.2 million and $1.6 million of total unrecognized compensation expense related to stock options and restricted stock, respectively, that is expected to be recognized over the remaining period of approximately 3.9 years for stock options and 3.4 years for restricted stock.

Stock Appreciation Rights

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at July 1, 2006	571,437	$7.73
Granted	—	—
Paid	(7,871)	$4.48
Forfeited	(309,176)	$7.10
Unvested at September 30, 2006	254,390	$8.59

SARs granted to employees vest on a 3 or 4 year vesting schedule; in addition, certain financial targets must be met for these shares to vest. During the first quarter of fiscal 2007, the Company gave SARs grantees the opportunity to enter into an alternative fixed compensation arrangement whereby the grantee would forfeit all rights to SARs compensation in exchange for a guaranteed quarterly payment for the remainder of the underlying SARs term. This alternative arrangement is subject to continued service to the Company or one of its subsidiaries. The number of forfeited SARs reported above reflects entry into this alternative arrangement. These fixed payments will be accrued quarterly from July 1, 2006 to March 31, 2009. The Company offered this alternative arrangement to mitigate the volatility to earnings from stock price variance on the SARs.

6.    Comprehensive Income

Comprehensive income consisted of the following components for the three months ended September 30, 2006 and 2005, respectively (in thousands):

	For the three months ended September 30,
	2006	2005

Net income	$7,113	$4,684
Foreign currency translation adjustments	147	47

Total comprehensive income	$7,260	$4,731

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

8.    Reclassification

Certain reclassifications have been made to the September 30, 2005 financial statements to conform to the September 30, 2006 presentation.

Index

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Forward-Looking Statements

This Quarterly Report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, events, performance, or achievements of the Company to be materially different from any future results, events, performance, or achievements expressed in or implied by such forward-looking statements. Such statements may be identified by the fact that they do not relate strictly to historical or current facts. These statements generally use words such as "believe," "expect," "anticipate," "project," "forecast," "should," "estimate," "plan," "outlook," "goal," and similar expressions. While it is impossible to identify all factors that may cause actual results to differ from those expressed in or implied by forward-looking statements, the risks and uncertainties that may affect the Company's business include, but are not limited to, those discussed in the section entitled Item 1A. Risk Factors, set forth below.

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

Business Overview

We are one of North America's twenty largest truckload carriers as measured by revenue. We generated $480.2 million in operating revenue during our fiscal year ended June 30, 2006. We have grown significantly since our incorporation in 1986 through internal growth and a series of acquisitions since 1995. As a dry van truckload carrier, we generally transport full trailer loads of freight from origin to destination without intermediate stops or handling. Our customer base includes many Fortune 500 shippers.

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

We believe our international operations, particularly those involving Mexico, offer an attractive business niche for several reasons. The additional complexity and the need to establish cross-border business partners and to develop a strong organization and an adequate infrastructure in Mexico afford some barriers to competition that are not present in traditional U.S. truckload service. In addition, the expected continued growth of Mexico's economy, particularly exports to the U.S., positions us to capitalize on our cross-border expertise.

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

Index

In addition to our international business, we offer a broad range of truckload transportation services within the United States, including long-haul, regional, dedicated, and logistics. With the acquisitions of certain assets of CX Roberson in January 2005, Highway Express in August 2003, and Erin Truckways LTD., d/b/a Digby Truck Line Inc. ("Digby") in October 2006, we expanded our operations and service offerings within the United States and significantly improved our lane density, freight mix, and customer diversity.

We also operate TruckersB2B a profitable marketing business that affords volume purchasing power for items such as fuel, tires, and equipment to approximately 19,700 member trucking fleets representing approximately 410,000 tractors. TruckersB2B represents a separate operating segment under generally accepted accounting principles.

Recent Results and Financial Condition

For the first quarter of fiscal 2007, operating revenue increased 8.3% to $127.7 million, compared with $117.9 million for the first quarter of fiscal 2006. Net income increased to $7.1 million from $4.7 million, and diluted earnings per share improved to $0.30 from $0.20. We believe that a favorable relationship between freight demand and the industry-wide supply of tractor and trailer capacity, as well as our dedication to pricing discipline, yield management, and customer service, contributed to higher freight rates and, along with continued focus on cost controls, resulted in increased earnings for the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006.

At September 30, 2006, our total balance sheet debt was $11.7 million and our total stockholders' equity was $129.9 million, for a total debt to capitalization ratio of 8.3%. At September 30, 2006, we had $47.2 million of available borrowing capacity under our revolving credit facility and $1.1 million of cash on hand.

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

Index

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

Revenue Equipment and Related Financing

Excluding purchases associated with the Digby acquisition, we expect our tractor and trailer purchases will be primarily for replacement and expect to maintain the average age of our tractor fleet at approximately 2.0 years and the average age of our trailer fleet at 4.0 years or less during the 2007 fiscal year.  At September 30, 2006, we had future operating lease obligations totaling $183.5 million, including residual value guarantees of approximately $76.4 million.

	September 30, 2006		September 30, 2005
	Tractors	Trailers	Tractors	Trailers
Owned equipment	981	687	367	1,544
Capital leased equipment	—	110	—	161
Operating leased equipment	1,424	6,433	1,868	5,471
Independent contractors	363	—	344	—
Total	2,768	7,230	2,579	7,176

Independent contractors are utilized through a contract with us to supply one or more tractors and drivers for our use. Independent contractors must pay their own tractor expenses, fuel, maintenance, and driver costs and must meet our specified guidelines with respect to safety. A lease-purchase program that we offer provides independent contractors the opportunity to lease-to-own a tractor. As of September 30, 2006, there were 363 independent contractors providing a combined 13.1% of our tractor capacity.

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

Subsequent Event

On October 6, 2006, we acquired certain assets of Digby. Pursuant to the asset purchase agreement, our wholly-owned subsidiary, CTSI, acquired Digby's truckload business, including approximately 270 tractors and 590 trailers for approximately $21.0 million. In connection with the acquisition, we also have offered employment to approximately 150 qualified former Digby drivers. According to Digby's unaudited financial statements, the Nashville, Tennessee-based transportation company generated approximately $48 million in gross revenue in 2005. The Company plans to retain approximately 90 of the newest tractors and approximately 180 of the newest trailers from the acquisition and dispose of the balance.

Index

We expect to integrate the acquired operations promptly. As part of the integration process, we expect to optimize the combined customer, driver, and equipment base to improve asset productivity. We believe we can enhance the service to Digby's former customers through an upgraded equipment fleet, excellent technology, more available assets for dispatch, and an outstanding safety record.

Results of Operations

The following table sets forth the percentage relationship of expense items to freight revenue for the periods indicated:

	For the three months ended September 30,
	2006	2005
Freight revenue(1)	100.0%	100.0%

Operating expenses:
Salaries, wages, and employee benefits	32.8%	33.7%
Fuel(1)	9.9%	11.2%
Operations and maintenance	7.1%	7.0%
Insurance and claims	3.9%	3.3%
Depreciation and amortization	3.2%	3.1%
Revenue equipment rentals	8.7%	10.0%
Purchased transportation	17.0%	17.2%
Costs of products and services sold	1.7%	1.3%
Professional and consulting fees	0.5%	0.8%
Communications and utilities	1.0%	1.0%
Operating taxes and licenses	1.9%	2.0%
General and other operating	1.5%	1.6%

Total operating expenses	89.2%	92.2%

Operating income	10.8%	7.8%

Other expense:
Interest expense	0.3%	0.3%

Income before income taxes	10.5%	7.5%
Provision for income taxes	3.9%	3.0%

Net income	6.6%	4.5%

(1)
Freight revenue is total revenue less fuel surcharges. In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense. Fuel surcharges were $20.1 million and $14.6 million for the first quarter of fiscal 2007 and 2006, respectively.

Comparison of Three Months Ended September 30, 2006 to Three Months Ended September 30, 2005

Operating revenue increased by $9.8 million, or 8.3%, to $127.7 million for the first quarter of fiscal 2007, from $117.9 million for the first quarter of fiscal 2006.

Freight revenue increased by $4.4 million, or 4.3%, to $107.7 million for the first quarter of fiscal 2007, from $103.3 million for the first quarter of fiscal 2006. This increase was primarily attributable to a 2.2% improvement in average freight revenue per total mile to $1.39 from $1.36, offset by a decrease in the average miles per tractor per week from 2,181 miles to 2,064 miles. The improvement in average freight revenue per total mile resulted primarily from better overall freight rates driven by a favorable relationship between freight demand and truckload capacity, a decrease in the percentage of our freight comprised of automotive parts, and a corresponding increase in the percentage of our freight comprised of consumer non-durables. As a result of the foregoing factors, average freight revenue per tractor per week, which is our primary measure of asset productivity, decreased 3.6% to $2,870 in the first quarter of fiscal 2007, from $2,976 for the first quarter of fiscal 2006. With total miles remaining flat compared to fiscal 2006, the average number of seated tractors increased to 2,266 for the first quarter in fiscal 2007 from 2,105 for the first quarter in fiscal 2006.

Index

Revenue for TruckersB2B was $2.7 million in the first quarter of fiscal 2007, compared to $2.0 million for the first quarter of fiscal 2006.

Salaries, wages, and employee benefits were $35.3 million, or 32.8% of freight revenue, for fiscal 2007, compared to $34.9 million, or 33.7% of freight revenue, for the first fiscal quarter of fiscal 2006. The increase in the overall dollar amount was primarily related to an increase in paid driver miles offset by a decrease of $1.2 million in stock related compensation expenses in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006.

Fuel expenses, net of fuel surcharge revenue of $20.1 million and $14.6 million for the first fiscal quarters of 2007 and 2006, respectively, decreased to $10.6 million, or 9.9% of freight revenue, for the first fiscal quarter of 2007, compared to $11.6 million, or 11.2% of freight revenue, for the first fiscal quarter of 2006. Fuel prices increased approximately $.34 per gallon from the September 2006 quarter offset by increased fuel surcharge. Higher fuel prices and lower fuel economy will increase our operating expenses to the extent we cannot offset them with surcharges.

Operations and maintenance increased to $7.6 million for the first quarter of fiscal 2007, from $7.3 million for the first quarter of fiscal 2006. Operations and maintenance increased slightly at 7.1% of freight revenue for the first quarter of fiscal 2007, from 7.0% for the first quarter of fiscal 2006. Operations and maintenance consist of direct operating expense, maintenance, and tire expense. This increase is attributed to an increase in various direct operating expenses such as tolls and an increase on damage repairs to tractors. We expect maintenance expense to remain constant as a percentage of freight revenue in future periods as a result of the effects of our fleet upgrade keeping the average age of tractors at approximately 2.0 years.

Insurance and claims expense increased to $4.2 million, or 3.9% of freight revenue, for the first quarter of fiscal 2007, compared to $3.4 million, or 3.3% of freight revenue, for the first quarter of fiscal 2006. Insurance consists of premiums for liability, physical damage, and cargo damage insurance. In the fiscal 2007 quarter we experienced increases in our cargo claims expense and workers' compensation claims. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to $3.5 million for the first quarter of fiscal 2007 from $3.2 million in first quarter of fiscal 2006. Depreciation and amortization increased slightly to 3.2% of freight revenue in the first quarter of fiscal 2007, compared to 3.1% of freight revenue for the first quarter of fiscal 2006. Our increased use of cash and borrowings to acquire tractors was offset by gains on the disposition of revenue equipment. As a result, depreciation and amortization was essentially flat. For the remainder of fiscal 2007, we expect depreciation to increase and revenue equipment rentals to decrease as a percentage of revenue. Because of higher equipment prices and higher interest rates (which affect lease payments) we expect our total costs of depreciation and amortization to increase in fiscal 2007. Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases. In the near term, we expect to purchase new tractors, excluding tractors acquired in acquisitions, with cash generated from operations.

Revenue equipment rentals were $9.3 million, or 8.7% of freight revenue, for the first quarter of fiscal 2007, compared to $10.4 million, or 10.0% of freight revenue, for the first quarter of fiscal 2006. This decrease is attributable to a decrease in our tractor fleet financed under operating leases. At September 30, 2006, 1,424 tractors, or 59.2% of our Company tractors, were held under operating leases compared to 1,868 tractors, or 83.6% of our Company tractors, at September 30, 2005. As we expect to purchase most of our new tractors, excluding tractors acquired in acquisitions, with cash generated from operations, we expect revenue equipment rentals will continue to decrease going forward, offset somewhat by our purchases of new trailers with operating leases.

Index

Purchased transportation increased to $18.3 million, or 17.0% of freight revenue, for the first quarter of fiscal 2007, from $17.8 million, or 17.2% of freight revenue, for the first quarter of fiscal 2006. The increase in the overall dollar amount is primarily related to increased owner-operator fuel surcharge reimbursement and an increase in the number of independent contractors to 363 at September 30, 2006, from 344 at September 30, 2005. Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile. We expect the majority of our equipment additions to come in our Company-operated fleet. As a result, the percentage of our fleet comprised of independent contractors may continue to decline, with a corresponding decrease in this expense category. It has become difficult to recruit and retain independent contractors.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses. Accordingly, we have not provided a detailed discussion of such expenses.

Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, improved 300 basis points to 10.5% of freight revenue for the first quarter of fiscal 2007, from 7.5% of freight revenue for the first quarter of fiscal 2006.

Income taxes increased to $4.2 million, with an effective tax rate of 37.4%, for the first quarter of fiscal 2007, from $3.1 million, with an effective tax rate of 39.7%, for the first quarter of fiscal 2006. The effective tax rate decreased as a result of increased earnings, which reduced the effect of non-deductible expenses related to our per diem pay structure. As per diem is a non-deductible expense, our effective tax rate will fluctuate as net income fluctuates in the future.

Liquidity and Capital Resources

Trucking is a capital-intensive business. We require cash to fund our operating expenses (other than depreciation and amortization), to make capital expenditures and acquisitions, and to repay debt. Other than ordinary operating expenses, we anticipate that capital expenditures for the acquisition of revenue equipment and repayment of debt incurred in connection with the Digby acquisition will constitute our primary cash requirements over the next twelve months. Our principal sources of liquidity are cash generated from operations, bank borrowings, lease financing of revenue equipment, proceeds from the sale of used revenue equipment, and, to a lesser extent, the sale of shares of our common stock.

As of September 30, 2006, we had on order 725 tractors and 800 trailers for delivery through 2007. These revenue equipment orders represent a capital commitment of approximately $86.0 million, before considering the proceeds of equipment dispositions. In fiscal 2006, we purchased most of our new tractors and we acquired most of the new trailers under off-balance sheet operating leases. At September 30, 2006, our total balance sheet debt, including capital lease obligations and current maturities, was $11.7 million, compared to $7.4 million at September 30, 2005. Our debt-to-capitalization ratio (total balance sheet debt as a percentage of total balance sheet debt plus total stockholders' equity) was 8.3% at September 30, 2006.

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

Index

Cash Flows

Cash provided by operations was $10.6 million for the first quarter of fiscal 2007, compared to $1.3 million used for the first quarter of fiscal 2006. The increase in cash provided by operations in the first quarter of fiscal 2007 from the first quarter of fiscal 2006 is due primarily to the increase in net income offset by changes in operating assets and liabilities related to increased prepaid expenses and trade receivables offset by decreased income taxes, and an increase in accounts payable.

Investing activities consumed $9.8 million for the first quarter of fiscal 2007, compared to $2.7 million for the first quarter of fiscal 2006. Cash used in (provided by) investing includes the net effect of acquisitions and dispositions of revenue equipment during each period. Capital expenditures primarily for tractors and trailers (including lease buyouts and new equipment purchases) totaled $18.9 million for the first quarter of fiscal 2007 and $10.8 million for the first quarter of fiscal 2006. We generated proceeds from the sale of property and equipment of $9.0 million during the first quarter of fiscal 2007, compared to $8.1 million in proceeds for the first quarter of fiscal 2006.

Financing activities consumed $1.3 million for the first quarter of fiscal 2007, compared to cash used $0.8 million for the first quarter of fiscal 2006. Financing activity represents borrowings (new borrowings, net of repayment) and payments of the principal component of capital lease obligations. Although capital expenditures increased for the first quarter of fiscal 2007, we used cash on hand for a greater percentage of our financing activities, rather than borrowing.

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

Prior to our fiscal 2007 and 2006 purchase of new tractors with cash generated from operations, we historically have financed many of our new tractors and trailers under operating leases, which are not reflected on our balance sheet. The use of operating leases also affects our statements of cash flows. For assets subject to these operating leases, we do not record depreciation as an increase to net cash provided by operations, nor do we record any entry with respect to investing activities or financing activities.

Our operating leases include some under which we do not guarantee the value of the asset at the end of the lease term ("walk-away leases") and some under which we do guarantee the value of the asset at the end of the lease term ("residual value"). Therefore, we are subject to the risk that equipment value may decline in which case we would suffer a loss upon disposition and be required to make cash payments because of the residual value guarantees. At September 30, 2006, we had future operating lease obligations totaling $183.5 million, including residual value guarantees of approximately $76.4 million. We were obligated for payments related to operating leases of $107.1 million and $70.5 million at September 30, 2006 and 2005, respectively. A portion of these amounts is covered by repurchase and/or trade agreements we have with the equipment manufacturer. We believe that any residual payment obligations that are not covered by the manufacturer will be satisfied, in the aggregate, by the value of the related equipment at the end of the lease. We anticipate that in the short term we will continue to use operating leases to finance the acquisition of trailers and we will use cash generated from operations to purchase tractors.

Index

Primary Credit Agreement

On September 26, 2005, the Company, CTSI, and TruckersB2B entered into an unsecured Credit Agreement with LaSalle Bank National Association, as administrative agent, and LaSalle Bank National Association, Fifth Third Bank (Central Indiana), and JPMorgan Chase Bank, N.A., as lenders, which matures on September 24, 2010 (the "Credit Agreement"). The Credit Agreement was used to refinance the Company's existing credit facility and is intended to provide for ongoing working capital needs and general corporate purposes. Borrowings under the Credit Agreement are based, at the option of the Company, on a base rate equal to the greater of the federal funds rate plus 0.5% and the administrative agent's prime rate or LIBOR plus an applicable margin between 0.75% and 1.125% that is adjusted quarterly based on cash flow coverage. The Credit Agreement is guaranteed by Celadon E-Commerce, Inc., CelCan, and Jaguar, each of which is a subsidiary of the Company.

The Credit Agreement has a maximum revolving borrowing limit of $50.0 million, and the Company may increase the revolving borrowing limit by an additional $20.0 million, to a total of $70.0 million. Letters of credit are limited to an aggregate commitment of $15.0 million and a swing line facility has a limit of $5.0 million. A commitment fee that is adjusted quarterly between 0.15% and 0.225% per annum based on cash flow coverage is due on the daily unused portion of the Credit Agreement. The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, mergers, consolidations, acquisitions and dispositions, and total indebtedness. We were in compliance with these covenants at September 30, 2006, and expect to remain in compliance for the foreseeable future. At September 30, 2006, $3.0 million of our credit facility was utilized as outstanding borrowings and $4.8 million was utilized for standby letters of credit.

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

Contractual Obligations and Commercial Commitments

As of September 30, 2006, our bank loans, capitalized leases, operating leases, other debts, and future commitments have stated maturities or minimum annual payments as follows:

	Payments Due by Period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating Leases	$107,077	$33,048	$35,708	$22,075	$16,246
Lease residual value guarantees	76,440	8,402	32,906	10,338	24,794
Capital Lease Obligations(1)	1,523	538	402	584	—
Long-Term debt(1)	11,550	2,205	5,009	4,336	—
Subtotal	$196,590	$44,193	$74,025	$37,333	$41,040

Future purchase of revenue equipment	$85,991	$57,577	$14,593	$3,343	$10,478
Employment and consulting agreements(2)	898	717	138	42	—
Standby letters of credit	4,775	4,775	—	—	—

Total	$288,254	$107,262	$88,756	$40,718	$51,518

(1)	Includes interest.
(2)
The amounts reflected in the table do not include amounts that could become payable to our Chief Executive Officer and Chief Financial Officer under certain circumstances if their employment by the Company is terminated.

Index

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

Index

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Our effective date of this interpretation is July 1, 2007, the first fiscal year beginning after December 15, 2006. We are continuing to evaluate the impact of the adoption of FIN 48 on our consolidated financial statements.

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

Index

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

Interest Rate Risk. We are exposed to interest rate risk principally from our primary credit facility. The credit facility carries a maximum variable interest rate of either the bank's base rate or LIBOR plus 1.125%. At September 30, 2006, the interest rate for revolving borrowings under our credit facility was LIBOR plus 0.875%. At September 30, 2006, we had $3.0 million variable rate term loan borrowings outstanding under the credit facility. A hypothetical 10% increase in the bank's base rate and LIBOR would be immaterial to our net income.

Foreign Currency Exchange Rate Risk. We are subject to foreign currency exchange rate risk, specifically in connection with our Canadian operations. While virtually all of the expenses associated with our Canadian operations, such as independent contractor costs, Company driver compensation, and administrative costs, are paid in Canadian dollars, a significant portion of our revenue generated from those operations is billed in U.S. dollars because many of our customers are U.S. shippers transporting goods to or from Canada. As a result, increases in the Canadian dollar exchange rate adversely affect the profitability of our Canadian operations. Assuming revenue and expenses for our Canadian operations identical to that in the first quarter of fiscal 2007 (both in terms of amount and currency mix), we estimate that a $0.01 increase in the Canadian dollar exchange rate would reduce our annual net income by approximately $259,000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133", which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. Derivatives that are not hedges must be adjusted to fair value through earnings. As of September 30, 2006, we had no currency derivatives in place. Derivative contracts had no material impact on our results of operations for the first quarter of fiscal 2007.

We generally do not face the same magnitude of foreign currency exchange rate risk in connection with our intra-Mexico operations conducted through our Mexican subsidiary, Jaguar, because our foreign currency revenues are generally proportionate to our foreign currency expenses for those operations. For purposes of consolidation, however, the operating results earned by our subsidiaries, including Jaguar, in foreign currencies are converted into United States dollars. As a result, a decrease in the value of the Mexican peso could adversely affect our consolidated results of operations. Assuming revenue and expenses for our Mexican operations identical to that in the first quarter of fiscal 2007 (both in terms of amount and currency mix), we estimate that a $0.01 decrease in the Mexican peso exchange rate would reduce our annual net income by approximately $90,000.

Commodity Price Risk. Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability. Fuel is subject to economic, political, and market factors that are outside of our control. Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through the collection of fuel surcharges. However, fuel surcharges do not always fully offset increases in fuel prices. In addition, from time to time we may enter into derivative financial instruments to reduce our exposure to fuel price fluctuations. In accordance with SFAS 138, we adjust any derivative instruments to fair value through earnings on a monthly basis. As of September 30, 2006, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Index

Item 4.      Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company has carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. There were no changes in the Company's internal control over financial reporting that occurred during the first quarter of fiscal 2007 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.     Risk Factors

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Form 10-K for the year ended June 30, 2006, in the section entitled Item 1A. Risk Factors, describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

In addition to the risk factors set forth on our Form 10-K, we believe that the recent acquisition of certain assets of Digby increases the level of risk and uncertainty present in our business. The risks and uncertainties, include, without limitation, the risk that integration of the acquired operation will not proceed as planned; the risk that the Company will lose key components of the acquired operation, including customers, key management, and drivers, none of whom is bound to remain with the acquired operation; the risk that we will not be able to improve the profitability of the acquired operation and operate it near the level of the Company's profitability; the risk of receiving less than expected for tractors and trailers expected to be disposed of and recording a loss on disposal of such equipment; the risk of unknown liabilities related to the acquired operation; the risk that acquired operations will not be accretive to earnings per share on the expected schedule or at all; and the risk that integrating and managing the acquired operation will distract management from other operations.

Item 6.      Exhibits

3.1
Amended and Restated Certificate of Incorporation of the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending December 31, 2005, filed with the SEC on January 30, 2006.)

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
4.1
Amended and Restated Certificate of Incorporation of the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending December 31, 2005, filed with the SEC on January 30, 2006.)

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

4.4	By-laws. (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, Registration No. 33-72128, filed with the SEC on November 24, 1993.)
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer.*
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Paul Will, the Company's Chief Financial Officer.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Paul Will, the Company's Chief Financial Officer.*
_________________________
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

Date: October 31, 2006