Form 10-Q
period 2006-12-31
CELADON GROUP INC
filed 2007-02-05
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

or

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

As of January 24, 2007 (the latest practicable date), 23,441,148 shares of the registrant’s common stock, par value $0.033 per share, were outstanding.

CELADON GROUP, INC.

Index to

December 31, 2006 Form 10-Q

Part I.  Financial Information

CELADON GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2006 and June 30, 2006
(Dollars in thousands except per share amounts)

	December 31, 2006	June 30, 2006
	(unaudited)
A S S E T S

Current assets:
Cash and cash equivalents	$112	$1,674
Trade receivables, net of allowance for doubtful accounts of $1,237 and $1,269 at December 31, 2006 and June 30, 2006	52,357	55,462
Prepaid expenses and other current assets	13,733	10,132
Tires in service	2,881	2,737
Equipment held for resale	12,991	---
Income tax receivable	---	5,216
Deferred income taxes	1,304	1,867
Total current assets	83,378	77,088
Property and equipment	153,734	121,733
Less accumulated depreciation and amortization	34,469	30,466
Net property and equipment	119,265	91,267
Tires in service	1,540	1,569
Goodwill	19,137	19,137
Other assets	1,008	1,005
Total assets	$224,328	$190,066

L I A B I L I T I E S A N D S T O C K H O L D E R S' E Q U I T Y

Current liabilities:
Accounts payable	$5,666	$4,369
Accrued salaries and benefits	8,184	16,808
Accrued insurance and claims	7,424	7,048
Accrued fuel expense	1,612	6,481
Other accrued expenses	11,007	12,018
Current maturities of long-term debt	4,312	975
Current maturities of capital lease obligations	447	507
Income taxes payable	89	---
Total current liabilities	38,741	48,206
Long-term debt, net of current maturities	35,785	9,608
Capital lease obligations, net of current maturities	839	933
Deferred income taxes	12,541	9,867
Minority interest	25	25
Stockholders' equity:
Preferred stock, $1.00 par value, authorized 179,985 shares; no shares issued and outstanding	---	---
Common stock, $0.033 par value, authorized 40,000,000 shares; Issued 23,418,648 and 23,111,367 shares at December 31, 2006 and June 30, 2006	773	763
Additional paid-in capital	92,398	90,828
Retained earnings	45,270	32,092
Accumulated other comprehensive loss	(2,044)	(2,256)
Total stockholders' equity	136,397	121,427
Total liabilities and stockholders' equity	$224,328	$190,066

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except per share amounts)
(Unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2006	2005	2006	2005
Revenue:
Freight revenue	$107,454	$102,888	$215,118	206,228
Fuel surcharges	15,416	17,386	35,480	31,981
	122,870	120,274	250,598	238,209

Operating expenses:
Salaries, wages, and employee benefits	36,440	35,468	71,729	70,331
Fuel	26,700	27,928	57,374	54,148
Operations and maintenance	7,618	7,442	15,252	14,724
Insurance and claims	3,299	3,961	7,530	7,347
Depreciation and amortization	4,018	2,921	7,484	6,084
Revenue equipment rentals	8,687	10,255	18,020	20,626
Purchased transportation	17,811	17,840	36,151	35,663
Costs of products and services sold	1,995	1,347	3,862	2,641
Professional and consulting fees	465	702	987	1,553
Communications and utilities	1,207	1,024	2,301	2,043
Operating taxes and licenses	2,160	2,153	4,249	4,213
General and other operating	1,493	1,458	3,041	2,965
Total operating expenses	111,893	112,499	227,980	222,338

Operating income	10,977	7,775	22,618	15,871

Other (income) expense:
Interest income	(7)	(77)	(15)	(78)
Interest expense	761	197	1,062	499
Other (income) expense, net	19	1	4	26
Income before income taxes	10,204	7,654	21,567	15,424
Provision for income taxes	4,139	2,855	8,389	5,941
Net income	$6,065	$4,799	$13,178	$9,483

Earnings per common share:
Diluted earnings per share	$0.26	$0.21	$0.56	$0.41
Basic earnings per share	$0.26	$0.21	$0.56	$0.42
Average shares outstanding:
Diluted	23,690	23,297	23,616	23,252
Basic	23,419	22,691	23,345	22,661

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended December 31, 2006 and 2005
(Dollars in thousands)
(Unaudited)

	2006	2005

Cash flows from operating activities:
Net income	$13,178	$9,483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,559	6,353
Gain on sale of equipment	(1,075)	(269)
Stock based compensation	(1,085)	1,825
Deferred income taxes	3,236	(1,462)
Provision for doubtful accounts	181	459
Changes in assets and liabilities:
Trade receivables	2,925	2,240
Income tax recoverable	5,216	(533)
Tires in service	(115)	280
Prepaid expenses and other current assets	(3,602)	(3,066)
Other assets	189	(220)
Accounts payable and accrued expenses	(10,949)	(7,899)
Income tax payable	89	(265)
Net cash provided by operating activities	16,747	6,926

Cash flows from investing activities:
Purchase of property and equipment	(38,451)	(24,932)
Proceeds on sale of property and equipment	20,242	16,519
Purchase of business, net of cash	(21,200)
Net cash used in investing activities	(39,409)	(8,413)

Cash flows from financing activities:
Proceeds from issuances of common stock	782	286
Proceeds from bank borrowings and debt	21,370	---
Payments on long-term debt	(899)	(730)
Principal payments under capital lease obligations	(153)	(706)
Net cash provided by (used in) financing activities	21,100	(1,150)

Decrease in cash and cash equivalents	(1,562)	(2,637)

Cash and cash equivalents at beginning of period	1,674	11,115
Cash and cash equivalents at end of period	$112	$8,478
Supplemental disclosure of cash flow information:
Interest paid	$1,038	$489
Income taxes paid	$429	$8,539
Supplemental disclosure of non-cash flow investing activities:
Lease obligation/debt incurred in the purchase of equipment	$9,043	$1,636

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
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

2.     New Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently assessing the impact of adopting SAB 108 but does not expect that it will have a material effect on our consolidated financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. This statement was published due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are among the many accounting pronouncements that require fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Additionally, prospective application of this statement is required as of the beginning of the fiscal year in which it is initially applied. SFAS 157 is not expected to have a material impact upon our financial position, results of operations and cash flows.

In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Our effective date of this interpretation is July 1, 2007, the first fiscal year beginning after December 15, 2006. We are continuing to evaluate the impact of the adoption of FIN 48 on our consolidated financial statements.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
(Unaudited)

In September 2006, FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective as of the end of the fiscal year ending after December 15, 2006. As of December 31, 2006, management believes that SFAS No. 158 will have no effect on the financial position, results of operations, and cash flows of the Company.

3.     Stock Splits

In fiscal 2006, the Board of Directors approved two three-for-two stock splits, effected in the form of a fifty percent (50%) stock dividend. The stock split distribution dates were February 15, 2006 and June 15, 2006 to stockholders of record as of the close of business on February 1, 2006 and June 1, 2006. Unless otherwise indicated, all share and per share amounts have been adjusted to give retroactive effect to these stock splits.

4.     Earnings Per Share

The difference in basic and diluted weighted average shares is due to the assumed exercise of outstanding stock options. A reconciliation of the basic and diluted earnings per share calculation was as follows (amounts in thousands, except per share amounts):

	For three months ended December 31,		For six months ended December 31,
	2006	2005	2006	2005

Net income	$6,065	$4,799	$13,178	$9,483

Denominator
Weighted average number of common shares outstanding	23,419	22,691	23,345	22,661
Equivalent shares issuable upon exercise of stock options	271	606	271	591

Diluted shares	23,690	23,297	23,616	23,252

Earnings per share
Basic	$0.26	$0.21	$0.56	$0.42
Diluted	$0.26	$0.21	$0.56	$0.41

        Diluted income per share for the three months and six months ended December 31, 2006 does not include the anti-dilutive effect of 693 thousand stock options and other incremental shares.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
(Unaudited)

5.     Segment Information and Significant Customers

The Company operates in two segments, transportation and e-commerce. The Company generates revenue in the transportation segment, primarily by providing truckload-hauling services through its subsidiaries Celadon Trucking Services, Inc. (“CTSI”), Celadon Logistics Services, Inc. (“CLSI”), Celadon Canada, Inc. (“CelCan”), and Servicios de Transportacion Jaguar, S.A de C.V. (“Jaguar”). The Company provides certain services over the Internet through its e-commerce subsidiary, TruckersB2B, Inc. (“TruckersB2B”) The e-commerce segment generates revenue by providing discounted fuel, tires, and other products and services to small and medium-sized trucking companies. The Company evaluates the performance of its operating segments based on operating income (amounts below in thousands).

	Transportation	E-commerce	Consolidated

Three months ended December 31, 2006
Operating revenue	$120,075	$2,795	$122,870
Operating income	10,534	443	10,977

Three months ended December 31, 2005
Operating revenue	$118,192	$2,082	$120,274
Operating income	7,416	359	7,775

Six months ended December 31, 2006
Operating revenue	$245,127	$5,471	$250,598
Operating income	21,762	856	22,618

Six months ended December 31, 2005
Operating revenue	$234,152	$4,057	$238,209
Operating income	15,157	714	15,871

Information as to the Company’s operating revenue by geographic area is summarized below (in thousands). The Company allocates operating revenue based on country of origin of the tractor hauling the freight:

	For the three months ended December 31,		For the six months ended December 31,
	2006	2005	2006	2005
Operating revenue:
United States	$101,372	$97,576	$206,201	$194,214
Canada	14,270	14,980	30,234	29,735
Mexico	7,228	7,718	14,163	14,260
Total	$122,870	$120,274	$250,598	$238,209

No customer accounted for more than 10% of the Company’s total revenue during any of its two most recent fiscal years or interim periods presented above.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
(Unaudited)

6.     Stock Based Compensation

On July 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123(R) which requires all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based upon a grant-date fair value of an award. In January 2006, shareholders approved the 2006 Omnibus Plan (“2006 Plan”), that provides various vehicles to compensate the Company's key employees. The 2006 Plan utilizes such vehicles as stock options, restricted stock grants, and stock appreciation rights (“SARs”). The 2006 Plan authorized the Company to grant 1,687,500 shares. In fiscal 2007, the Company granted 20,000 stock options. The Company is authorized to grant an additional 869,031 shares.

The following table summarizes the components of our stock based compensation program expense:

	For three months ended December 31,			For six months ended December 31,
	2006	2005		2006	2005

Stock options expense	$247	$	---	$486	$	---
Restricted stock expense	154		(46)	307		188
Stock appreciation rights expense	153		1,050	(1,878)		1,637
Total stock related compensation expense	$554		$1,004	$(1,085)		$1,825

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

A summary of the activity of the Company's stock option plans as of December 31, 2006 and changes during the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at July 1, 2006	1,446,710	$7.44	---	---
Granted	20,000	$18.84	---	---
Exercised	(307,282)	$2.55	---	---
Forfeited or expired	---	---	---	---
Outstanding at December 31, 2006	1,159,428	$8.94	7.23	$9,059,524
Exercisable at December 31, 2006	475,296	$3.11	4.61	$6,483,945

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal 2007	Fiscal 2006
Weighted average grant date fair value	$9.97	$12.58
Dividend yield	0	0
Expected volatility	64.2%	50.1%
Risk-free interest rate	4.92%	4.35%
Expected lives	4 years	4 years

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
(Unaudited)

Restricted Shares

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at July 1, 2006	274,230	$8.96
Granted	---	---
Vested	---	---
Forfeited	---	---
Unvested at December 31, 2006	274,230	$8.96

Restricted shares granted to employees have been granted with a share price equal to the market price on the grant date and vesting at 25 percent per year, commencing with the first anniversary of the grant date. In addition, there are certain financial targets which must be met for these shares to vest.

As of December 31, 2006, the Company had $3.0 million and $1.5 million of total unrecognized compensation expense related to stock options and restricted stock, respectively, that is expected to be recognized over the remaining period of approximately 3.1 years for stock options and 3.4 years for restricted stock.

Stock Appreciation Rights

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at July 1, 2006	571,437	$7.73
Granted	---	---
Paid	(7,871)	$4.48
Forfeited	(309,176)	$7.10
Unvested at December 31, 2006	254,390	$8.59

SARs granted to employees vest on a 3 or 4 year vesting schedule; in addition, certain financial targets must be met for these rights to vest. During the first quarter of fiscal 2007, the Company gave SARs grantees the opportunity to enter into an alternative fixed compensation arrangement whereby the grantee would forfeit all rights to SARs compensation in exchange for a guaranteed quarterly payment for the remainder of the underlying SARs term. This alternative arrangement is subject to continued service to the Company or one of its subsidiaries. The number of forfeited SARs reported above reflects entry into this alternative arrangement. These fixed payments will be accrued quarterly from July 1, 2006 to March 31, 2009. The Company offered this alternative arrangement to mitigate the volatility to earnings from stock price variance on the SARs.

7.     Comprehensive Income

Comprehensive income consisted of the following components for the second quarter of fiscal 2007 and 2006, respectively, and the six months ended December 31, 2006 and 2005, respectively (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005

Net income	$6,065	$4,799	$13,178	$9,483
Foreign currency translation adjustments	65	271	212	318

Total comprehensive income	$6,130	$5,070	$13,390	$9,801

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
(Unaudited)

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

9.      Acquisition

On October 6, 2006, the Company acquired certain assets of Erin Truckways Ltd., d/b/a Digby Truck Line, Inc. (“Digby”). Pursuant to the asset purchase agreement, our wholly-owned subsidiary, CTSI, acquired Digby's truckload business, including approximately 270 tractors and 590 trailers for approximately $21.2 million, which was allocated $13.0 million to equipment held for resale and the remaining $9.2 million to tractors and trailers. In connection with the acquisition, we also have offered employment to approximately 150 qualified former Digby drivers. According to Digby's unaudited financial statements, the Nashville, Tennessee-based transportation company generated approximately $48 million in gross revenue in 2005.

10.     Reclassification

Certain reclassifications have been made to the December 31, 2005 financial statements to conform to the December 31, 2006 presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Forward Looking Statements

This Quarterly Report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, events, performance, or achievements of the Company to be materially different from any future results, events, performance, or achievements expressed in or implied by such forward-looking statements. Such statements may be identified by the fact that they do not relate strictly to historical or current facts. These statements generally use words such as “believe,” “expect,” “anticipate,” “project,” “forecast,” “should,” “estimate,” “plan,” “outlook,” “goal,” and similar expressions. While it is impossible to identify all factors that may cause actual results to differ from those expressed in or implied by forward-looking statements, the risks and uncertainties that may affect the Company’s business, include, but are not limited to, those discussed in the section entitled Item 1A. Risk Factors set forth below.

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

In our international operations, we offer time-sensitive transportation in and between the United States and two of its largest trading partners, Mexico and Canada. We generated approximately one-half of our revenue in fiscal 2006 from international movements, and we believe our annual border crossings make us the largest provider of international truckload movements in North America. We believe that our strategically located terminals and experience with the language, culture, and border crossing requirements of each North American country provide a competitive advantage in the international trucking marketplace.

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

In addition to our international business, we offer a broad range of truckload transportation services within the United States, including long-haul, regional, dedicated, and logistics. With the acquisitions of certain assets of Highway Express in August 2003, CX Roberson in January 2005, and Digby in October 2006, we expanded our operations and service offerings within the United States and significantly improved our lane density, freight mix, and customer diversity.

We also operate TruckersB2B, a profitable marketing business that affords volume purchasing power for items such as fuel, tires, and equipment to approximately 20,000 trucking fleets representing approximately 415,000 tractors. TruckersB2B represents a separate operating segment under generally accepted accounting principles.

Recent Results and Financial Condition

For the second quarter of fiscal 2007, operating revenue increased 2.2% to $122.9 million, compared with $120.3 million for the second quarter of fiscal 2006. Excluding fuel surcharge, operating revenue increased 4.5% to $107.5 million for the second quarter of fiscal 2007, compared with $102.9 million for the second quarter of fiscal 2006. Net income increased 27.1% to $6.1 million from $4.8 million, and diluted earnings per share improved to $0.26 from $0.21. We believe that our dedication to pricing discipline, yield management, and customer service contributed to our increase in earnings, despite a less robust freight environment and more industry-wide trucking capacity in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006.

At December 31, 2006, our total balance sheet debt (including capital lease obligations) was $41.4 million, and our total stockholders' equity was $136.4 million, for a total debt to capitalization ratio of 23.3%. At December 31, 2006, we had $19.1 million of available borrowing capacity under our revolving credit facility.

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

We also derive revenue from fuel surcharges, loading and unloading activities, equipment detention, and other accessorial services. We believe that eliminating the impact of the sometimes volatile fuel surcharge revenue affords a more consistent basis for comparing our results of operations from period to period.

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

The trucking industry has experienced significant increases in expenses over the past three years, in particular those relating to equipment costs, driver compensation, insurance, and fuel. As the United States economy has expanded, many trucking companies have been able to raise freight rates to cover the increased costs. This is primarily due to industry-wide tight capacity of drivers. Competition for drivers has become increasingly intense, as the expanding economy has provided alternative jobs at the same time as increasing freight demand. To obtain capacity, shippers have been willing to accept rate increases. As freight demand has softened, we expect increases in driver pay by many carriers, including us, and freight rates to remain relatively unchanged

Revenue Equipment and Related Financing

For the remainder of our 2007 fiscal year, we expect to obtain tractors and trailers primarily for replacement, and we expect to maintain the average age of our tractor fleet at approximately 2.0 years and the average age of our trailer fleet at 4.0 years or less. At December 31, 2006, we had future operating lease obligations totaling $201.8 million, including residual value guarantees of approximately $83.3 million.

	December 31, 2006		December 31, 2005
	Tractors	Trailers	Tractors	Trailers
Owned equipment	1,211	1,460	383	1,563
Capital leased equipment	—	110	—	110
Operating leased equipment	1,392	6,848	1,847	6,054
Independent contractors	359	—	351	—
Total	2,962	8,418	2,581	7,727

Independent contractors are utilized through a contract with us to supply one or more tractors and drivers for our use. Independent contractors must pay their own tractor expenses, fuel, maintenance, and driver costs and must meet our specified guidelines with respect to safety. A lease-purchase program that we offer provides independent contractors the opportunity to lease-to-own a tractor from a third party.  As of December 31, 2006, there were 359 independent contractors providing a combined 12.1% of our tractor capacity.

Outlook

Looking forward, our profitability goal is to achieve an operating ratio of approximately 88%. We expect this to require additional improvements in rate per mile and decreased non-revenue miles, to overcome expected additional cost increases. Because a large percentage of our costs are variable, changes in revenue per mile affect our profitability to a greater extent than changes in miles per tractor. For the remainder of fiscal 2007, the key factors that we expect to have the greatest effect on our profitability are our freight revenue per tractor per week (which will be affected by the general freight environment, including the balance of shipping demand and industry-wide trucking capacity), our compensation of drivers, our cost of revenue equipment (particularly in light of the 2007 EPA engine requirements), our fuel costs, and our insurance and claims. To overcome cost increases and improve our margins, we will need to achieve increases in freight revenue per tractor, particularly in revenue per mile, which we intend to achieve by increasing rates and continuing to shift to more profitable freight. Operationally, we will seek improvements in safety, driver recruiting, and retention. Our success in these areas primarily will affect revenue, driver-related expenses, and insurance and claims expense.

Results of Operations

The following table sets forth the percentage relationship of expense items to freight revenue for the periods indicated:

	For the three months ended December 31,		For the six months ended December 31,
	2006	2005	2006	2005
Freight revenue(1)	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages, and employee benefits	33.9%	34.5%	33.3%	34.1%
Fuel(1)	10.5%	10.2%	10.2%	10.7%
Operations and maintenance	7.1%	7.2%	7.1%	7.1%
Insurance and claims	3.1%	3.9%	3.5%	3.6%
Depreciation and amortization	3.7%	2.8%	3.5%	3.0%
Revenue equipment rentals	8.1%	10.0%	8.4%	10.0%
Purchased transportation	16.6%	17.3%	16.8%	17.3%
Costs of products and services sold	1.9%	1.3%	1.8%	1.3%
Professional and consulting fees	0.4%	0.7%	0.5%	0.8%
Communications and utilities	1.1%	1.0%	1.1%	1.0%
Operating taxes and licenses	2.0%	2.1%	2.0%	2.0%
General and other operating	1.4%	1.4%	1.3%	1.4%

Total operating expenses	89.8%	92.4%	89.5%	92.3%

Operating income	10.2%	7.6%	10.5%	7.7%

Other expense:
Interest expense	0.7%	0.1%	0.5%	0.2%

Income before income taxes	9.5%	7.5%	10.0%	7.5%
Provision for income taxes	3.9%	2.8%	3.9%	2.9%

Net income	5.6%	4.7%	6.1%	4.6%

(1)
Freight revenue is total revenue less fuel surcharges. In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense. Fuel surcharges were $15.4 million and $17.4 million for the second quarter of fiscal 2007 and 2006, respectively, and $35.5 million and $32.0 million for the six months ended December 31, 2006 and 2005, respectively.

Comparison of Three Months Ended December 31, 2006 to Three Months Ended December 31, 2005

Operating revenue increased by $2.6 million, or 2.2%, to $122.9 million for the second quarter of fiscal 2007, from $120.3 million for the second quarter of fiscal 2006.

Freight revenue increased by $4.6 million, or 4.5%, to $107.5 million for the second quarter of fiscal 2007, from $102.9 million for the second quarter of fiscal 2006. This increase was primarily attributable to a 4.0% improvement in average freight revenue per total mile to $1.55 from $1.49, offset by a decrease in the average miles per tractor per week from 2,153 miles to 2,047 miles and an increase in non-revenue miles. Reduced miles per truck per week and increased non-revenue miles were both a result of the decline in freight levels during the latter part of the quarter. The improvement in average freight revenue per total mile resulted from better overall freight rates driven by a decrease in the percentage of our freight comprised of automotive parts, and a corresponding increase in the percentage of our freight comprised of consumer non-durables. As a result of the foregoing factors, average freight revenue per tractor per week, which is our primary measure of asset productivity, decreased 3.5% to $3,031 in the second quarter of fiscal 2007, from $3,142 for the second quarter of fiscal 2006. With total miles remaining flat compared to fiscal 2006, the average number of seated tractors increased to 2,298 for the second quarter in fiscal 2007 from 2,122 for the second quarter in fiscal 2006.

Revenue for TruckersB2B was $2.8 million in the second quarter of fiscal 2007, compared to $2.1 million for the second quarter of fiscal 2006. The increase was primarily related to increased use of the Truckers B2B tire discount program.

Salaries, wages, and employee benefits were $36.4 million, or 33.9% of freight revenue, for fiscal 2007, compared to $35.5 million, or 34.5% of freight revenue, for the second fiscal quarter of fiscal 2006. As a percentage of freight revenue, a decrease in bonus compensation expenses in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 more than offset an increase in paid driver miles partially due to increased deadhead miles and medical claims expense.

Fuel expenses, net of fuel surcharge revenue of $15.4 million and $17.4 million for the second quarter of fiscal 2007 and 2006, respectively, increased to $11.3 million, or 10.5% of freight revenue, for the second quarter of fiscal 2007, compared to $10.5 million, or 10.2% of freight revenue, for the second quarter of fiscal 2006. These increases were primarily attributable to an increase in company miles partially due to increased deadhead miles, which in turn increased fuel usage, offset by decreases in fuel prices, which decreased fuel surcharge revenue. Increased fuel prices will increase our operating expenses to the extent they are not offset by surcharges.

Operations and maintenance increased to $7.6 million for the second quarter of fiscal 2007, from $7.4 million for the second quarter of fiscal 2006. Operations and maintenance decreased slightly at 7.1% of freight revenue for the second quarter of fiscal 2007, from 7.2% for the second quarter of fiscal 2006. Operations and maintenance consist of direct operating expense, maintenance, and tire expense. We expect maintenance expense to remain relatively constant as a percentage of freight revenue in future periods as a result of the effects of our fleet upgrade keeping the average age of tractors at approximately 2.0 years.

Insurance and claims expense decreased to $3.3 million, or 3.1% of freight revenue, for the second quarter of fiscal 2007, compared to $4.0 million, or 3.9% of freight revenue, for the second quarter of fiscal 2006. Insurance consists of premiums for liability, physical damage, cargo damage, and workers compensation insurance, in addition to claims expense. The decreases in the dollar amount and as a percentage of freight revenue resulted from decreases in our cargo claims expense and liability premiums in the 2007 quarter. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to $4.0 million for the second quarter of fiscal 2007 from $2.9 million in the second quarter of fiscal 2006. Depreciation and amortization increased to 3.7% of freight revenue in the second quarter of fiscal 2007, compared to 2.8% of freight revenue for the second quarter of fiscal 2006, as a result of our increased use of cash and borrowings to acquire tractors, offset by gains on the disposition of revenue equipment of $0.6 million in the second quarter of fiscal 2007 and $0.3 million in the second quarter of fiscal 2006. For the remainder of fiscal 2007, we expect depreciation to increase and revenue equipment rentals to decrease as a percentage of revenue. Because of higher equipment prices, we expect our total costs of depreciation and amortization per unit to increase in fiscal 2007. Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases. In the near term, we expect to purchase new tractors, excluding tractors acquired in acquisitions, with cash generated from operations.

Revenue equipment rentals were $8.7 million, or 8.1% of freight revenue, for the second quarter of fiscal 2007, compared to $10.3 million, or 10.0% of freight revenue, for the second quarter of fiscal 2006. These decreases were attributable to a decrease in our tractor fleet financed under operating leases. At December 31, 2006, 1,392 tractors, or 47.0% of our company tractors, were held under operating leases, compared to 1,847 tractors, or 71.6% of our company tractors, at December 31, 2005. As we expect to purchase most of our new tractors, excluding tractors acquired in acquisitions, with cash generated from operations, we expect revenue equipment rentals will continue to decrease going forward, offset somewhat by our acquisitions of new trailers with operating leases.

Purchased transportation remained constant at $17.8 million, or 16.6% of freight revenue, for the second quarter of fiscal 2007, compared to $17.8 million, or 17.3% of freight revenue, for the second quarter of fiscal 2006. The overall dollar amount remained relatively constant as our number of independent contractors was 359 at December 31, 2006, as compared to 351 at December 31, 2005. Although our total number of independent contractors remained relatively constant, purchased transportation decreased as a percentage of freight revenue because freight revenue increased over the prior period and tractors supplied by independent contractors comprised a smaller portion of our total fleet. Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile. We expect the majority of our equipment additions to come in our Company-operated fleet. As a result, the percentage of our fleet comprised of independent contractors may continue to decline, with a corresponding decrease in this expense category. It has become difficult to recruit and retain independent contractors.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses. Accordingly, we have not provided a detailed discussion of such expenses.

Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, improved 200 basis points to 9.5% of freight revenue for the second quarter of fiscal 2007, from 7.5% of freight revenue for the second quarter of fiscal 2006.

Income taxes increased to $4.1 million, with an effective tax rate of 40.6%, for the second quarter of fiscal 2007, from $2.9 million, with an effective tax rate of 37.3%, for the second quarter of fiscal 2006. The effective tax rate increased primarily as a result of our Mexican subsidiary effective rate increase due to decrease in net operating loss carry-forwards. Also, as per diem is a non-deductible expense our effective tax rate will fluctuate as net income fluctuates in the future.

As a result of the factors described above, net income increased to $6.1 million for the second quarter of fiscal 2007, from $4.8 million for the second quarter of fiscal 2006.

Comparison of Six Months Ended December 31, 2006 to Six Months Ended December 31, 2005

Operating revenue increased by $12.4 million, or 5.2%, to $250.6 million for the six months ended December 31, 2006, from $238.2 million for the six months ended December 31, 2005. This increase was primarily attributable to a 3.4% improvement in average freight revenue per total mile, from $1.48 to $1.53, offset by a decrease in the average miles per tractor per week from 2,167 to 2,055, and an increase in non-revenue miles. Reduced miles per truck per week and increased non-revenue miles were both a result of the decline in freight levels, particularly late in the six months ended December 31, 2006. The improvement in average freight revenue per total mile resulted from better overall freight rates driven by a decrease in the percentage of our freight comprised of automotive parts, and a corresponding increase in the percentage of our freight comprised of consumer non-durables. As a result of the foregoing factors, average freight revenue per seated tractor per week, which is our primary measure of asset productivity, decreased 4.9% to $3,033 for the six months ended December 31, 2006, from $3,188 for the six months ended December 31, 2005.

Revenue for TruckersB2B was $5.5 million for the six months ended December 31, 2006, compared to $4.1 million for the six months ended December 31, 2005. The increase was primarily related to increased use of the Truckers B2B tire discount program.

Salaries, wages, and benefits were $71.7 million, or 33.3% of freight revenue, for the six months ended December 31, 2006, compared to $70.3 million, or 34.1% of freight revenue, for the six months ended December 31, 2005. As a percentage of freight revenue, a decrease in bonus compensation expenses in the six months ended December 31, 2006 compared to the six months ended December 31, 2005, more than offset an increase in paid driver miles and medical claims expense.

Fuel expenses, net of fuel surcharge revenue of $35.5 million and $32.0 million for the six months ended December 31, 2006 and 2005 respectively, decreased to $21.9 million, or 10.2% of freight revenue, for the six months ended December 31, 2006, compared to $22.2 million, or 10.7% of freight revenue, for the six months ended December 31, 2005. These decreases were primarily attributable to improved fuel surcharge collection associated with changes in our customer base, which more than offset an increase in fuel prices. Increased fuel prices will increase our operating expenses to the extent they are not offset by surcharges.

Operations and maintenance increased to $15.3 million for the six months ended December 31, 2006, from $14.7 million for the six months ended December 31, 2005. As a percentage of freight revenue, operations and maintenance remained flat at 7.1% for the six months ended December 31, 2005 and 2006. Operations and maintenance consist of direct operating expense, maintenance, and tire expense. This dollar increase is attributed to an increase in various direct operating expenses. We expect maintenance expense to remain relatively constant as a percentage of freight revenue in future periods as a result of the effects of our fleet upgrade keeping the average age of tractors at approximately 2.0 years.

Insurance and claims expense was $7.5 million, or 3.5% of freight revenue, for the six months ended December 31, 2006, compared to $7.3 million, or 3.6% of freight revenue, for the six months ended December 31, 2005. Insurance consists of premiums for liability, physical damage, cargo damage, and workers compensation insurance. As a percentage of freight revenue, the category was essentially flat. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to $7.5 million, or 3.5% of freight revenue, for the six months ended December 31, 2006, from $6.1 million, or 3.0% of freight revenue, for the six months ended December 31, 2005, as a result of our increased use of cash and borrowings to acquire tractors, offset by gains on the disposition of revenue equipment of $1.1 million for the six months ended December 31, 2006 and $0.3 million for the six months ended December 31, 2005. For the remainder of fiscal 2007, we expect depreciation to increase and revenue equipment rentals to decrease as a percentage of revenue. Because of higher equipment prices we expect our total costs of depreciation and amortization per unit to increase in fiscal 2007. Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases. In the near term, we expect to purchase new tractors, excluding tractors acquired in acquisitions, primarily with cash generated from operations.

Revenue equipment rentals were $18.0 million, or 8.4% of freight revenue, for the six months ended December 31, 2006, compared to $20.6 million, or 10.0% of freight revenue for the six months ended December 31, 2005. These decreases were attributable to a decreased percentage of our tractor fleet held under operating leases, for the six months ended December 31, 2006. At December 31, 2006, 1,392 tractors, or 47.0% of our company tractors, were held under operating leases, compared to 1,847 tractors, or 71.6% of our company tractors, at December 31, 2005. As we expect to purchase most of our new tractors, excluding tractors acquired in acquisitions, with cash generated from operations, we expect revenue equipment rentals will continue to decrease going forward, offset somewhat by our acquisitions of new trailers with operating leases.

Purchased transportation increased to $36.2 million, or 16.8% of freight revenue, for the six months ended December 31, 2006, from $35.7 million, or 17.3% of freight revenue, for the six months ended December 31, 2005. The increase in the overall dollar amount is primarily related to increased independent contractor fuel surcharge reimbursement. Although our total number of independent contractors remained relatively constant, purchased transportation decreased as a percentage of freight revenue because freight revenue increased over the prior period and tractors supplied by independent contractors comprised a smaller portion of our total fleet. It has become difficult to recruit and retain independent contractors due to the challenging operating environment. Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses. Accordingly, we have not provided a detailed discussion of such expenses.

Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, improved 250 basis points to 10.0% of freight revenue for the six months ended December 31, 2006, from 7.5% of freight revenue for the six months ended December 31, 2005.

Income taxes increased to $8.4 million with an effective tax rate of 38.9%, for the six months ended December 31, 2006, compared to $5.9 million, with an effective tax rate of 38.5%, for the six months ended December 31, 2005. The effective tax rate increased primarily as a result of our Mexican subsidiary effective rate increase due to decrease in net operating loss carry-forwards. Also, as per diem is a non-deductible expense our effective tax rate will fluctuate as net income fluctuates in the future.

As a result of the factors described above, net income increased by $3.7 million to $13.2 million for the six months ended December 31, 2006, from a net income of $9.5 million for the six months ended December 31, 2005.

Liquidity and Capital Resources

Trucking is a capital-intensive business. We require cash to fund our operating expenses (other than depreciation and amortization), to make capital expenditures and acquisitions, and to repay debt. We anticipate that upgrading revenue equipment from the Digby acquisition, repayment of debt incurred in connection with the Digby acquisition, capital expenditures for replacement tractors and trailers, and ordinary operating expenses will constitute our primary cash requirements over the next twelve months. Our principal sources of liquidity are cash generated from operations, bank borrowings, financing of revenue equipment, proceeds from the sale of used revenue equipment, and, to a lesser extent, the sale of shares of our common stock.

As of December 31, 2006, we had on order 562 tractors for delivery through fiscal 2008. These revenue equipment orders represent a capital commitment of approximately $49.0 million, before considering the proceeds of equipment dispositions. In fiscal 2006, we purchased most of our new tractors and we acquired most of the new trailers under off-balance sheet operating leases. At December 31, 2006, our total balance sheet debt, including capital lease obligations and current maturities, was $41.4 million, compared to $12.0 million at December 31, 2005. Our debt-to-capitalization ratio (total balance sheet debt (including capital lease obligations) as a percentage of total balance sheet debt plus total stockholders' equity) was 23.3% at December 31, 2006.

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

Cash Flows

For the six months ended December 31, 2006, net cash provided by operations was $16.7 million, compared to cash provided by operations of $6.9 million for the six months ended December 31, 2005. The increase in cash provided by operations is due primarily to the increase in net income offset by changes in operating assets and liabilities related to decreased trade receivables, current income taxes, accounts payable and accrued expenses, offset by increased prepaid assets.

Net cash used in investing activities was $39.4 million for the six months ended December 31, 2006, compared to $8.4 million for the six months ended December 31, 2005. Cash used in investing activities includes the net cash effect of acquisitions and dispositions of revenue equipment during each period. Capital expenditures for new equipment totaled $38.5 million for the six months ended December 31, 2006, and $24.9 million for the six months ended December 31, 2005, reflecting our recent practice of purchasing new tractors with cash on hand. We generated proceeds from the sale of property and equipment of $20.2 million for the six months ended December 31, 2006, compared to $16.5 million in proceeds for the six months ended December 31, 2005. In October 2006, we used $21.2 million to purchase the assets of Digby.

Net cash provided by financing activities was $21.1 million for the six months ended December 31, 2006, compared to net cash used of $1.2 million for the six months ended December 31, 2005. Financing activity represents borrowings (new borrowings, net of repayment) and payments of the principal component of capital lease obligations. Increased borrowings primarily resulted from the purchase of Digby.

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

Our operating leases include some under which we do not guarantee the value of the asset at the end of the lease term (“walk-away leases”) and some under which we do guarantee the value of the asset at the end of the lease term (“residual value”). Therefore, we are subject to the risk that equipment value may decline in which case we would suffer a loss upon disposition and be required to make cash payments because of the residual value guarantees. At December 31, 2006, we had future operating lease obligations totaling $201.8 million, including residual value guarantees of approximately $83.3 million. We were obligated for payments related to operating leases of $118.4 million and $125.9 million at December 31, 2006 and 2005, respectively. A portion of these amounts is covered by repurchase and/or trade agreements we have with the equipment manufacturer. We believe that any residual payment obligations that are not covered by the manufacturer will be satisfied, in the aggregate, by the value of the related equipment at the end of the lease. We anticipate that in the short term we will continue to use operating leases to finance the acquisition of trailers and we will use cash generated from operations to purchase tractors.

Primary Credit Agreement

On September 26, 2005, the Company, CTSI, and TruckersB2B entered into an unsecured Credit Agreement with LaSalle Bank National Association, as administrative agent, and LaSalle Bank National Association, Fifth Third Bank (Central Indiana), and JPMorgan Chase Bank, N.A., as lenders, which matures on September 24, 2010 (the “Credit Agreement”). The Credit Agreement was used to refinance the Company’s existing credit facility and is intended to provide for ongoing working capital needs and general corporate purposes. Borrowings under the Credit Agreement are based, at the option of the Company, on a base rate equal to the greater of the federal funds rate plus 0.5% and the administrative agent’s prime rate or LIBOR plus an applicable margin between 0.75% and 1.125% that is adjusted quarterly based on cash flow coverage. The Credit Agreement is guaranteed by Celadon E-Commerce, CelCan, and Jaguar, each of which is a subsidiary of the Company.

The Credit Agreement has a maximum revolving borrowing limit of $50.0 million, and the Company may increase the revolving borrowing limit by an additional $20.0 million, to a total of $70.0 million. Letters of credit are limited to an aggregate commitment of $15.0 million and a swing line facility has a limit of $5.0 million. A commitment fee that is adjusted quarterly between 0.15% and 0.225% per annum based on cash flow coverage is due on the daily unused portion of the Credit Agreement. The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, mergers, consolidations, acquisitions and dispositions, and total indebtedness. We were in compliance with these covenants at December 31, 2006, and expect to remain in compliance for the foreseeable future. At December 31, 2006, $26.1 million of our credit facility was utilized as outstanding borrowings and $4.8 million was utilized for standby letters of credit.

Contractual Obligations and Commercial Commitments

As of December 31, 2006, our operating leases, capitalized leases, other debts, and future commitments have stated maturities or minimum annual payments as follows:

	Annual Cash Requirements as of December 31, 2006 (in thousands) Amounts Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	Over Five Years

Operating leases	$118,433	$33,104	$40,045	$25,812	$19,472
Lease residual value guarantees	83,320	2,079	38,016	12,555	30,670
Capital leases(1)	1,428	500	380	548	0
Long-term debt(1)	42,456	6,086	9,291	27,079	---
Sub-total	$245,637	$41,769	$87,732	$65,994	$50,142

Future purchase of revenue equipment	$49,036	$37,786	$11,250	0	0
Employment and consulting agreements(2)	864	717	139	8	---
Standby Letters of Credit	4,775	4,775	---	---	---

Total	$300,312	$85,047	$99,121	$66,002	$50,142

(1)	Includes interest.
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

Interest Rate Risk. We are exposed to interest rate risk principally from our primary credit facility. The credit facility carries a maximum variable interest rate of either the bank's base rate or LIBOR plus 1.125%. At December 31, 2006, the interest rate for revolving borrowings under our credit facility was LIBOR plus 0.75%. At December 31, 2006, we had $26.1 million variable rate term loan borrowings outstanding under the credit facility. A hypothetical 10% increase in the bank's base rate and LIBOR would be immaterial to our net income.

Foreign Currency Exchange Rate Risk. We are subject to foreign currency exchange rate risk, specifically in connection with our Canadian operations. While virtually all of the expenses associated with our Canadian operations, such as independent contractor costs, Company driver compensation, and administrative costs, are paid in Canadian dollars, a significant portion of our revenue generated from those operations is billed in U.S. dollars because many of our customers are U.S. shippers transporting goods to or from Canada. As a result, increases in the Canadian dollar exchange rate adversely affect the profitability of our Canadian operations. Assuming revenue and expenses for our Canadian operations identical to that in the six months ended December 31, 2006 (both in terms of amount and currency mix), we estimate that a $0.01 increase in the Canadian dollar exchange rate would reduce our annual net income by approximately $320,000.

We generally do not face the same magnitude of foreign currency exchange rate risk in connection with our intra-Mexico operations conducted through our Mexican subsidiary, Jaguar, because our foreign currency revenues are generally proportionate to our foreign currency expenses for those operations. For purposes of consolidation, however, the operating results earned by our subsidiaries, including Jaguar, in foreign currencies are converted into United States dollars. As a result, a decrease in the value of the Mexican peso could adversely affect our consolidated results of operations. Assuming revenue and expenses for our Mexican operations identical to that in the six months ended December 31, 2006 (both in terms of amount and currency mix), we estimate that a $0.01 decrease in the Mexican peso exchange rate would reduce our annual net income by approximately $70,000.

In response to increases in Canadian dollar exchange rates, we have from time-to-time entered into derivative financial instruments to reduce our exposure to currency fluctuations. In June 1998, FASB issued SFAS 133, “Accounting for Derivative Instruments and Certain Hedging Activities.” In June 2000, FASB issued SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133.” SFAS 133 and SFAS 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. Derivatives that are not hedges must be adjusted to fair value through earnings. As of December 31, 2006, we had no currency derivatives in place.

Commodity Price Risk. Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability. Fuel is subject to economic, political, market, and climatic factors that are outside of our control. Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through the collection of fuel surcharges. However, fuel surcharges do not always fully offset increases in fuel prices. In addition, from time-to-time we may enter into derivative financial instruments to reduce our exposure to fuel price fluctuations. In accordance with SFAS 133 and SFAS 138, we adjust any such derivative instruments to fair value through earnings on a monthly basis. As of December 31, 2006, we had no derivative financial instruments in place to reduce our exposure to fuel price fluctuations.

Item 4.   Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. There were no changes in the Company’s internal control over financial reporting that occurred during the second quarter of fiscal 2007 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.            Risk Factors

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Form 10-K for the year ended June 30, 2006, in the section entitled Item 1A. Risk Factors, describes some of the risks and uncertainties associated with our business. Please also see our Quarterly Report on Form 10-Q filed with the SEC on October 31, 2006, for a description of the risks and uncertainties associated with our recent acquisition of Digby. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

Item 4.   Submission of Matters to a Vote of Security Holders.

The Company held its regular Annual Meeting of Stockholders (the “Annual Meeting”) on November 3, 2006. Stockholders representing 21,567,042 shares, or 92.1%, of the total outstanding shares were present in person or by proxy. At the Annual Meeting, Stephen Russell, Michael Miller, Anthony Heyworth, and Chris Hines were elected to serve as directors for one-year terms. A tabulation of the vote with respect to each nominee follows:

	Voted For	Vote Withheld

Stephen Russell	19,527,925	2,039,117
Michael Miller	18,678,924	2,888,118
Anthony Heyworth	18,678,972	2,888,070
Chris Hines	19,160,779	2,406,263

Item 6.  Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company, effective January 12, 2006.
3.2
Certificate of Designation for Series A Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, filed with the SEC on September 28, 2000.)

3.3	By-laws. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Registration No. 33-72128, filed with the SEC on November 24, 1993.)
4.1	Amended and Restated Certificate of Incorporation of the Company, effective January 12, 2006.
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

4.4	By-laws. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Registration No. 33-72128, filed with the SEC on November 24, 1993.)
10.21	Asset Purchase Agreement dated October 6, 2006, between Erin Truckways, Ltd. d/b/a Digby Truck Line, Inc., Cynthia Bedore, and Celadon Trucking Services, Inc.*
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company’s Chief Executive Officer.*
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Paul Will, the Company’s Chief Financial Officer.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company’s Chief Executive Officer.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Paul Will, the Company’s Chief Financial Officer.*
_________________________
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

Date: February 2, 2007