Form 10-Q
period 2007-03-31
CELADON GROUP INC
filed 2007-04-30
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-23192

CELADON GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3361050
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

9503 East 33rd Street
One Celadon Drive
Indianapolis, IN	46235-4207
(Address of principal executive offices)	(Zip Code)

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

Yes [ ] No [X]

As of April 24, 2007 (the latest practicable date), 23,512,495 shares of the registrant’s common stock, par value $0.033 per share, were outstanding.

CELADON GROUP, INC.

Index to

March 31, 2007 Form 10-Q

Index

Part I. Financial Information

Item I. Financial Statements

CELADON GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2007 and June 30, 2006
(Dollars in thousands except per share and par value amounts)

	March 31, 2007	June 30, 2006
	(unaudited)
A S S E T S

Current assets:
Cash and cash equivalents	$1,813	$1,674
Trade receivables, net of allowance for doubtful accounts of $1,247 and $1,269 at March 31, 2007 and June 30, 2006	56,132	55,462
Prepaid expenses and other current assets	11,892	10,132
Tires in service	2,763	2,737
Equipment held for resale	11,781	---
Income tax receivable	518	5,216
Deferred income taxes	1,351	1,867
Total current assets	86,250	77,088
Property and equipment	201,948	121,733
Less accumulated depreciation and amortization	39,238	30,466
Net property and equipment	162,710	91,267
Tires in service	1,418	1,569
Goodwill	19,137	19,137
Other assets	1,088	1,005
Total assets	$270,603	$190,066

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

Current liabilities:
Accounts payable	$7,930	$4,369
Accrued salaries and benefits	13,564	16,808
Accrued insurance and claims	7,464	7,048
Accrued fuel expense	5,878	6,481
Other accrued expenses	12,423	12,018
Current maturities of long-term debt	10,200	975
Current maturities of capital lease obligations	3,808	507
Total current liabilities	61,267	48,206
Long-term debt, net of current maturities	27,358	9,608
Capital lease obligations, net of current maturities	25,552	933
Deferred income taxes	15,517	9,867
Minority interest	25	25
Stockholders’ equity:
Preferred stock, $1.00 par value, authorized 179,985 shares; no shares issued and outstanding	---	---
Common stock, $0.033 par value, authorized 40,000,000 shares; issued 23,509,308 and 23,111,367 shares at March 31, 2007 and June 30, 2006	776	763
Retained earnings	49,200	32,092
Additional paid-in capital	92,968	90,828
Accumulated other comprehensive loss	(2,060)	(2,256)
Total stockholders’ equity	140,884	121,427
Total liabilities and stockholders’ equity	$270,603	$190,066

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except per share amounts)
(Unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2007	2006	2007	2006
Revenue:
Freight revenue	$105,162	$100,844	$320,281	$307,072
Fuel surcharges	15,238	14,469	50,717	46,450
	120,400	115,313	370,998	353,522

Operating expenses:
Salaries, wages, and employee benefits	35,829	35,697	107,558	106,028
Fuel	27,547	25,289	84,921	79,436
Operations and maintenance	8,321	7,087	23,573	21,811
Insurance and claims	3,299	3,620	10,829	10,967
Depreciation and amortization	6,679	3,199	14,163	9,283
Revenue equipment rentals	7,281	9,718	25,301	30,344
Purchased transportation	16,908	16,272	53,059	51,935
Costs of products and services sold	1,480	1,349	5,342	3,990
Professional and consulting fees	537	644	1,524	2,197
Communications and utilities	1,248	1,007	3,549	3,050
Operating taxes and licenses	2,136	1,891	6,385	6,104
General and other operating	1,515	1,574	4,556	4,539
Total operating expenses	112,780	107,347	340,760	329,684

Operating income	7,620	7,966	30,238	23,838

Other (income) expense:
Interest income	(1)	(41)	(16)	(119)
Interest expense	996	227	2,058	727
Other (income) expense, net	35	3	39	29
Income before income taxes	6,590	7,777	28,157	23,201
Provision for income taxes	2,660	3,100	11,049	9,041
Net income	$3,930	$4,677	$17,108	$14,160

Earnings per common share:
Diluted earnings per share	$0.17	$0.20	$0.72	$0.61
Basic earnings per share	$0.17	$0.20	$0.73	$0.62
Average shares outstanding:
Diluted	23,739	23,496	23,657	23,333
Basic	23,483	22,928	23,391	22,750

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended March 31, 2007 and 2006
(Dollars in thousands)
(Unaudited)

	2007	2006

Cash flows from operating activities:
Net income	$17,108	$14,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,399	9,452
Gain on sale of equipment	(236)	(169)
Stock based compensation	1,080	2,484
Deferred income taxes	6,166	(1,682)
Provision for doubtful accounts	288	556
Changes in assets and liabilities:
Trade receivables	(959)	2,620
Income tax recoverable	4,698	(905)
Tires in service	125	764
Prepaid expenses and other current assets	(1,761)	(3,147)
Other assets	230	(138)
Accounts payable and accrued expenses	823	(3,593)
Income tax payable	----	(265)
Net cash provided by operating activities	41,961	20,137

Cash flows from investing activities:
Purchase of property and equipment	(50,386)	(47,407)
Proceeds on sale of property and equipment	30,238	32,447
Purchase of businesses, net of cash	(29,457)	---
Net cash used in investing activities	(49,605)	(14,960)

Cash flows from financing activities:
Proceeds from issuances of common stock	785	900
Proceeds from bank borrowings and debt	10,250	---
Payments on long-term debt	(2,113)	(1,095)
Principal payments under capital lease obligations	(1,139)	(773)
Net cash provided by (used in) provided by financing activities	7,783	(968)

Increase in cash and cash equivalents	139	4,209

Cash and cash equivalents at beginning of period	1,674	11,115
Cash and cash equivalents at end of period	$1,813	$15,324
Supplemental disclosure of cash flow information:
Interest paid	$2,004	$717
Income taxes paid	$899	$12,215
Supplemental disclosure of non-cash flow investing activities:
Lease obligation/debt incurred in the purchase of equipment	$47,898	$1,876

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

1.    Basis of Presentation

       The accompanying unaudited condensed consolidated financial statements include the accounts of Celadon Group, Inc. and its majority owned subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

       The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (all of a normal recurring nature), which are necessary for a fair presentation of the financial condition and results of operations for these periods. The results of operations for the interim period are not necessarily indicative of the results for a full year. These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s condensed consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

       The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.    New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the expected impact of adopting SFAS 159 on our consolidated financial position and results of operations when it becomes effective.

In September 2006, the SEC issued Staff Accounting Bulletin 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently assessing the impact of adopting SAB 108 but does not expect that it will have a material effect on our consolidated financial position or results of operations.

In September 2006, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. This statement was published due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are among the many accounting pronouncements that require fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Additionally, prospective application of this statement is required as of the beginning of the fiscal year in which it is initially applied. SFAS 157 is not expected to have a material impact upon our financial position, results of operations and cash flows.

Index

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

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

In September 2006, FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective as of the end of the fiscal year ending after December 15, 2006. As of March 31, 2007, management believes that SFAS No. 158 will have no effect on the financial position, results of operations, and cash flows of the Company.

3.    Stock Splits

In fiscal 2006, the Board of Directors approved two three-for-two stock splits, effected in the form of a fifty percent (50%) stock dividend. The stock split distribution dates were February 15, 2006 and June 15, 2006 to stockholders of record as of the close of business on February 1, 2006 and June 1, 2006. Unless otherwise indicated, all share and per share amounts have been adjusted to give retroactive effect to these stock-splits.

4.    Earnings Per Share

The difference in basic and diluted weighted average shares is due to the assumed exercise of outstanding stock options. A reconciliation of the basic and diluted earnings per share calculation was as follows (amounts in thousands, except per share amounts):

	For three months ended March 31,		For nine months ended March 31,
	2007	2006	2007	2006

Net income	$3,930	$4,677	$17,108	$14,160

Denominator
Weighted average number of common shares outstanding	23,483	22,928	23,391	22,750
Equivalent shares issuable upon exercise of stock options	256	568	266	583

Diluted shares	23,739	23,496	23,657	23,333

Earnings per share
Basic	$0.17	$0.20	$0.73	$0.62
Diluted	$0.17	$0.20	$0.72	$0.61

Index

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

5.    Segment Information and Significant Customers

The Company operates in two segments, transportation and e-commerce. The Company generates revenue in the transportation segment, primarily by providing truckload-hauling services through its subsidiaries Celadon Trucking Services Inc. ("CTSI"), Celadon Logistics Services, Inc (“CLSI”), Servicios de Transportacion Jaguar, S.A. de C.V., ("Jaguar"), and Celadon Canada, Inc. ("CelCan"). The Company provides certain services over the Internet through its e-commerce subsidiary TruckersB2B, Inc. ("TruckersB2B"). The e-commerce segment generates revenue by providing discounted fuel, tires, and other products and services to small and medium-sized trucking companies. The Company evaluates the performance of its operating segments based on operating income (amounts below in thousands).

	Transportation	E-commerce	Consolidated

Three months ended March 31, 2007
Operating revenue	$118,203	$2,197	$120,400
Operating income	7,272	348	7,620

Three months ended March 31, 2006
Operating revenue	$113,231	$2,082	$115,313
Operating income	7,547	419	7,966

Nine months ended March 31, 2007
Operating revenue	$363,330	$7,668	$370,998
Operating income	29,034	1,204	30,238

Nine months ended March 31, 2006
Operating revenue	$347,383	$6,139	$353,522
Operating income	22,705	1,133	23,838

Information as to the Company’s operating revenue by geographic area is summarized below (in thousands). The Company allocates operating revenue based on country of origin of the tractor hauling the freight:

	For the three months ended March 31,		For the nine months ended March 31,
	2007	2006	2007	2006
Operating revenue:
United States	$99,373	$95,177	$305,575	$289,391
Canada	13,654	13,629	43,888	43,364
Mexico	7,373	6,507	21,535	20,767
Total	$120,400	$115,313	$370,998	$353,522

No customer accounted for more than 10% of the Company’s total revenue during any of its two most recent fiscal years or interim periods presented above.

Index

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

6.    Stock Based Compensation

On July 1, 2005, the Company adopted SFAS 123(R) which requires all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based upon a grant-date fair value of an award. In January 2006, shareholders approved the 2006 Omnibus Plan ("2006 Plan"), that provides various vehicles to compensate the Company's key employees. The 2006 Plan utilizes such vehicles as stock options, restricted stock grants, and stock appreciation rights ("SARs"). The 2006 Plan authorized the Company to grant 1,687,500 shares. In fiscal 2007, the Company granted 20,000 stock options and 68,160 restricted shares. The Company is authorized to grant an additional 800,871 shares.

The following table summarizes the expense components of our stock based compensation program:

	For three months ended March 31,		For nine months ended March 31,
	2007	2006	2007	2006

Stock options expense	$247	$282	$734	$282
Restricted stock expense	223	141	530	328
Stock appreciation rights expense	103	312	(1,775)	1,950
Total stock related compensation expense	$573	$735	$(511)	$2,560

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

A summary of the activity of the Company's stock option plans as of March 31, 2007 and changes for the nine months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at July 1, 2006	1,446,710	$7.44	---	---
Granted	20,000	$18.84	---	---
Exercised	(329,872)	$2.68	---	---
Forfeited or expired	---	---	---	---
Outstanding at March 31, 2007	1,136,838	$9.02	7.09	$8,728,302
Exercisable at March 31, 2007	620,938	$5.68	5.66	$6,841,190

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal 2007	Fiscal 2006
Weighted average grant date fair value	$9.97	$12.58
Dividend yield	0	0
Expected volatility	64.2%	50.1%
Risk-free interest rate	4.92%	4.35%
Expected lives	4 years	4 years

Index

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

Restricted Shares

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at July 1, 2006	274,230	$8.96
Granted	68,160	16.79
Vested	---	---
Forfeited	---	---
Unvested at March 31, 2007	342,390	$10.52

Restricted shares granted to employees have been granted with a share price equal to the market price on the grant date and vest by 25 percent per year, commencing with the first anniversary of the grant date. In addition, certain financial targets must be met for these shares to vest. Restricted shares granted to non-employee directors have been granted with an exercise price equal to the market price on the grant date and vest on the date of the Company’s next annual meeting.

As of March 31, 2007, the Company had $2.7 million and $2.4 million of total unrecognized compensation expense related to stock options and restricted stock, respectively, that is expected to be recognized over the remaining period of approximately 3.4 years for stock options and 2.1 years for restricted stock.

Stock Appreciation Rights

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at July 1, 2006	571,437	$7.73
Granted	---	---
Paid	(7,871)	$4.48
Forfeited	(309,176)	$7.10
Unvested at March 31, 2007	254,390	$8.59

SARs granted to employees vest on a 3 or 4 year vesting schedule. In addition, certain financial targets must be met for the SARs to vest. During the first quarter of fiscal 2007, the Company gave SARs grantees the opportunity to enter into an alternative fixed compensation arrangement whereby the grantee would forfeit all rights to SARs compensation in exchange for a guaranteed quarterly payment for the remainder of the underlying SARs term. This alternative arrangement is subject to continued service to the Company or one of its subsidiaries. The number of forfeited SARs reported above reflects entry into this alternative arrangement. These fixed payments will be accrued quarterly from July 1, 2006 to March 31, 2009. The Company offered this alternative arrangement to mitigate the volatility to earnings from stock price variance on the SARs.

Index

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

7.    Comprehensive Income

Comprehensive income consisted of the following components for the third quarter of fiscal 2007 and 2006, respectively, and the nine months ended March 31, 2007 and 2006, respectively (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006

Net income	$3,930	$4,677	$17,108	$14,160

Foreign currency translation adjustments	(16)	(509)	196	(191)

Total comprehensive income	$3,914	$4,168	$17,304	$13,969

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

9.     Lease Obligations

In the third quarter of fiscal 2007, the Company declared its intent to purchase certain trailers previously financed with operating leases at the end of the lease term. This resulted in approximately 2,060 trailers being converted from operating leases to capital leases. As a result of these conversions, fixed assets and capital lease obligations both increased $29.1 million.

10.           Acquisitions

On February 28, 2007, the Company acquired certain assets of Warrior Services Inc. d/b/a Warrior Xpress ("Warrior"). Pursuant to the asset purchase agreement, our wholly-owned subsidiary, CTSI, acquired Warrior’s truckload business, including 82 tractors and 287 trailers for approximately $8.3 million, the entire amount of which was allocated to equipment held for resale, of which $5.1 million is remaining. In connection with the acquisition, we have also offered employment to approximately 110 qualified former Warrior drivers.

On October 6, 2006, the Company acquired certain assets of Erin Truckways Ltd., d/b/a Digby Truck Line, Inc. (“Digby”). Pursuant to the asset purchase agreement, our wholly-owned subsidiary, CTSI, acquired Digby's truckload business, including approximately 270 tractors and 590 trailers for approximately $21.2 million, of which $13.0 million was allocated to equipment held for resale and the remaining $8.2 million to tractors and trailers. As of March 31, 2007 we have $6.5 million of the assets remaining in equipment held for resale. In connection with the acquisition, we also have offered employment to approximately 150 qualified former Digby drivers.

11.           Reclassification

Certain reclassifications have been made to the March 31, 2006 financial statements to conform to the March 31, 2007 presentation.

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

Index

In addition to our international business, we offer a broad range of truckload transportation services within the United States, including long-haul, regional, dedicated, and logistics. With the acquisition of certain assets of Highway Express in August 2003, CX Roberson in January 2005, Digby in October 2006, and Warrior in February 2007, we expanded our operations and service offerings within the United States and significantly improved our lane density, freight mix, and customer diversity.

We also operate TruckersB2B, a profitable marketing business that affords volume purchasing power for items such as fuel, tires, and equipment to approximately 21,000 trucking fleets representing approximately 445,000 tractors. TruckersB2B represents a separate operating segment under generally accepted accounting principles.

Recent Results and Financial Condition

For the third quarter of fiscal 2007, operating revenue increased 4.4% to $120.4 million, compared with $115.3 million for the third quarter of fiscal 2006. Excluding fuel surcharge, operating revenue increased 4.3% to $105.2 million for the third quarter of fiscal 2007, compared with $100.8 million for the third quarter of fiscal 2006. Net income decreased 17.0% to $3.9 million from $4.7 million, and diluted earnings per share decreased to $0.17 from $0.20. We believe that a less robust freight environment and more industry-wide trucking capacity in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 contributed to our decrease in earnings.

At March 31, 2007, our total balance sheet debt (including capital lease obligations less cash) was $65.1 million, and our total stockholders’ equity was $140.9 million, for a total debt to capitalization ratio of 46.2%. At March 31, 2007, we had $30.2 million of available borrowing capacity under our revolving credit facility.

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

For the remainder of our 2007 fiscal year, we expect to obtain tractors and trailers primarily for replacement, and we expect to maintain the average age of our tractor fleet at approximately 2.0 years and the average age of our trailer fleet at 4.0 years or less. At March 31, 2007, we had future operating lease obligations totaling $158.5 million, including residual value guarantees of approximately $68 million.

	March 31, 2007		March 31, 2006
	Tractors	Trailers	Tractors	Trailers
Owned equipment	1,249	1,168	509	1,144
Capital leased equipment	---	2,163	---	110
Operating leased equipment	1,339	4,778	1,715	6,208
Independent contractors	384	---	347	---
Total	2,972	8,109	2,571	7,462

Independent contractors are utilized through a contract with us to supply one or more tractors and drivers for our use. Independent contractors must pay their own tractor expenses, fuel, maintenance, and driver costs and must meet our specified guidelines with respect to safety. A lease-purchase program that we offer provides independent contractors the opportunity to lease-to-own a tractor from a third party. As of March 31, 2007, there were 384 independent contractors providing a combined 12.9% of our tractor capacity.

In January 2007, we declared our intent to purchase approximately 2,060 trailers, in turn converting them from operating leases to capital leases. Accordingly, capital lease debt of $29.1 million was added to our balance sheet at March 31, 2007. We chose to convert these leases to meet a recently established long term goal of having all equipment represented on the balance sheet over the next few years.

Outlook

Looking forward, our profitability goal is to achieve an operating ratio of approximately 88%. We expect this to require additional improvements in rate per mile and non-revenue miles, to overcome expected additional cost increases. Because a large percentage of our costs are variable, changes in revenue per mile affect our profitability to a greater extent than changes in miles per tractor. For the remainder of fiscal 2007, the key factors that we expect to have the greatest effect on our profitability are our freight revenue per tractor per week (which will be affected by the general freight environment, including the balance of shipping demand and industry-wide trucking capacity), our compensation of drivers, our cost of revenue equipment (particularly in light of the 2007 EPA engine requirements), our fuel costs, and our insurance and claims. To overcome cost increases and improve our margins, we will need to achieve increases in freight revenue per tractor, particularly in revenue per mile, which we intend to achieve by increasing rates and continuing to shift to more profitable freight. Operationally, we will seek improvements in safety, driver recruiting, and retention. Our success in these areas primarily will affect revenue, driver-related expenses, and insurance and claims expense.

Index

Results of Operations

The following table sets forth the percentage relationship of expense items to freight revenue for the periods indicated:

	For the three months ended March 31,		For the nine months ended March 31,
	2007	2006	2007	2006
Freight revenue(1)	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages, and employee benefits	34.1%	35.4%	33.6%	34.5%
Fuel(1)	11.7%	10.7%	10.7%	10.7%
Operations and maintenance	7.9%	7.0%	7.4%	7.1%
Insurance and claims	3.1%	3.6%	3.4%	3.6%
Depreciation and amortization	6.4%	3.2%	4.4%	3.0%
Revenue equipment rentals	6.9%	9.6%	7.9%	9.9%
Purchased transportation	16.1%	16.1%	16.6%	16.9%
Costs of products and services sold	1.4%	1.3%	1.7%	1.3%
Professional and consulting fees	0.5%	0.6%	0.5%	0.7%
Communications and utilities	1.2%	1.0%	1.1%	1.0%
Operating taxes and licenses	2.0%	1.9%	2.0%	2.0%
General and other operating	1.5%	1.7%	1.3%	1.5%

Total operating expenses	92.8%	92.1%	90.6%	92.2%

Operating income	7.2%	7.9%	9.4%	7.8%

Other expense:
Interest expense	0.9%	0.2%	0.6%	0.2%

Income before income taxes	6.3%	7.7%	8.8%	7.6%
Provision for income taxes	2.6%	3.1%	3.5%	2.9%

Net income	3.7%	4.6%	5.3%	4.7%

(1)
Freight revenue is total revenue less fuel surcharges. In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense. Fuel surcharges were $15.2 million and $14.5 million for the third quarter of fiscal 2007 and 2006, respectively, and $50.7 million and $46.5 million for the nine months ended March 31, 2007 and 2006, respectively.

Comparison of Three Months Ended March 31, 2007 to Three Months Ended March 31, 2006

Operating revenue increased by $5.1 million, or 4.4%, to $120.4 million for the third quarter of fiscal 2007, from $115.3 million for the third quarter of fiscal 2006.

Freight revenue increased by $4.4 million, or 4.4%, to $105.2 million for the third quarter of fiscal 2007, from $100.8 million for the third quarter of fiscal 2006. This increase was primarily attributable to a 2.0% improvement in average freight revenue per loaded mile to $1.52 from $1.49, offset by a decrease in average miles per tractor per week from 2,118 miles to 1,962 miles and an increase in non-revenue miles from 8.7% to 10.3% of total miles. The improvement in average freight revenue per loaded mile resulted from better overall freight rates driven by a decrease in the percentage of our freight comprised of automotive parts, and a corresponding increase in the percentage of our freight comprised of consumer non-durables. However, average revenue per tractor per week, which is our primary measure of asset productivity, decreased 7.0% to $2,682 in the third quarter of fiscal 2007, from $2,883 for the third quarter of fiscal 2006. This decrease was due to lower general freight demand, an increase in fleet size to 2,972 tractors at March 31, 2007, from 2,571 tractors at March 31, 2006, and an increase in non-revenue miles. As the freight market weakened and we ran empty miles to on-board the Warrior drivers and position equipment for sale, our non-revenue miles increased.

Index

Revenue for TruckersB2B was $2.2 million in the third quarter of fiscal 2007, compared to $2.1 million for the third quarter of fiscal 2006. The increase was primarily related to increased use of the Truckers B2B discount tire program.

Salaries, wages, and employee benefits were $35.8 million, or 34.1% of freight revenue, for the third quarter of fiscal 2007, compared to $35.7 million, or 35.4% of freight revenue, for the third quarter of fiscal 2006. The decrease in wages and benefits as a percentage of freight revenue is largely due to a decrease in bonus compensation and medical claims expense in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. These factors more than offset an increase in driver payroll related to increased company paid miles, resulting from more company tractors and higher non-revenues miles.

Fuel expenses, net of fuel surcharge revenue of $15.2 million and $14.5 million for the third quarter of fiscal 2007 and 2006, respectively, increased to $12.3 million, or 11.7% of freight revenue, for the third quarter of fiscal 2007, compared to $10.8 million, or 10.7% of freight revenue, for the third quarter of fiscal 2006. This increase was attributable to an increase in non-revenue miles, for which we do not receive fuel surcharges, a 1.3% increase in average fuel prices to $2.33 per gallon in the third quarter of fiscal 2007, from $2.30 per gallon in the third quarter of fiscal 2006, and an increase in company miles as a percentage of all miles. In addition, although we were able to recover higher fuel costs through our fuel surcharge program, there is a lag, which negatively impacts results when prices are increasing. Increased fuel prices and increased non-revenue miles will increase our operating expenses to the extent not offset by surcharges.

Operations and maintenance increased to $8.3 million for the third quarter of fiscal 2007, from $7.1 million for the third quarter of fiscal 2006. Operations and maintenance increased to 7.9% of freight revenue, for the third quarter of fiscal 2007, from 7.0% for the third quarter of fiscal 2006. Operations and maintenance consist of direct operating expense, maintenance, and tire expense. The increase in the third quarter of fiscal 2007 is primarily related to an increase in costs associated with accident repair and various direct expenses such as toll expense, cargo handling expense, and increased expenses related to harsh weather.

Insurance and claims expense decreased to $3.3 million for the third quarter of fiscal 2007, from $3.6 million for the third quarter of fiscal 2006, or 3.1% of freight revenue for the third quarter of fiscal 2007 and 3.6% for the third quarter of 2006. Insurance consists of premiums for liability, physical damage, cargo damage, and workers compensation insurance, in addition to claims expense. The decreases in the overall amount and as a percentage of freight revenue resulted from decreases in our workers compensation claims, offset by a slight increase in our cargo insurance expense. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to $6.7 million for the third quarter of fiscal 2007, compared to $3.2 million for the third quarter of fiscal 2006. Depreciation and amortization increased to 6.4% of freight revenue in the third quarter of fiscal 2007, compared to 3.2% of freight revenue for the third quarter of fiscal 2006. The majority of this increase is related to the addition of tractors purchased with cash and borrowings and the conversion of operating leases to capital leases related to approximately 2,060 trailers. In the third quarter of fiscal 2007, the Company declared its intent to purchase certain trailers previously financed with operating leases. The conversion of the trailer leases resulted in a simultaneous decrease in our revenue equipment rentals. We recorded an increase in net loss on sale of equipment of $0.7 million, which primarily related to repair expense to prepare equipment for sale. Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases. In the near term we expect to purchase new equipment with cash or finance with borrowings or capital leases. Accordingly, going forward we expect depreciation and amortization will increase as a percentage of freight revenue and revenue equipment rentals will decrease as a percentage of freight revenue.

Index

Revenue equipment rentals were $7.3 million, or 6.9% of freight revenue, for the third quarter of fiscal 2007, compared to $9.7 million or 9.6% of freight revenue for the third quarter of fiscal 2006. These decreases were attributable to a decrease in our tractor and trailer fleet financed under operating leases as discussed under depreciation and amortization. At March 31, 2007, 1,339 tractors, or 51.7% of our company tractors, were held under operating leases, compared to 1,715 tractors, or 77.1% of our company tractors, at March 31, 2006. At March 31 2007, 4,778 trailers, or 58.9%, of our trailer fleet were held under operating leases, compared to 6,208, or 83.2%, at March 31, 2006. As we expect to purchase most of our new revenue equipment with cash or borrowings, we expect revenue equipment rentals will continue to decrease going forward.

Purchased transportation increased slightly to $16.9 million, or 16.1% of freight revenue, for the third quarter of fiscal 2007, from $16.3 million, or 16.1% of freight revenue, for the third quarter of fiscal 2006. The increase is primarily related to increased independent contractor expense due to the increase in independent contractors to 384 at March 31, 2007, from 347 at March 31, 2006. Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile. The number of independent contractors has grown over recent months as the Company has partnered with several financing companies that are making it easier for drivers to purchase trucks.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses. Accordingly, we have not provided a detailed discussion of such expenses.

Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, decreased 140 basis points to 6.3% of freight revenue for the third quarter of fiscal 2007, from 7.7% of freight revenue for the third quarter of fiscal 2006.

Income taxes decreased to $2.7 million, with an effective tax rate of 40.4%, for the third quarter of fiscal 2007, from $3.1million, with an effective tax rate of 39.9%, for the third quarter of fiscal 2006. The effective tax rate increased as a result of decreased earnings which increased the effect of non-deductible expenses related to our per diem pay structure. As per diem is a non-deductible expense, our effective tax rate will fluctuate as net income fluctuates in the future.

As a result of the factors described above, net income decreased to $3.9 million for the third quarter of fiscal 2007, from $4.7 million for the third quarter of fiscal 2006.

Comparison of Nine Months Ended March 31, 2007 to Nine Months Ended March 31, 2006

Operating revenue increased by $17.5 million, or 5.0%, to $371.0 million for the nine months ended March 31, 2007, from $353.5 million for the nine months ended March 31, 2006. This increase was primarily attributable to a 3.4% improvement in average freight revenue per loaded mile, from $1.49 to $1.54, offset by a decrease in average miles per tractor per week from 2,151 to 2,023 and an increase in non-revenue miles from 8.0% to 10.0% of total miles. The improvement in average freight revenue per loaded mile resulted primarily from better overall freight. The improvement in average freight revenue per total mile resulted from better overall freight rates driven by a decrease in the percentage of our freight comprised of automotive parts, and a corresponding increase in the percentage of our freight comprised of consumer non-durables. However, average freight revenue per tractor per week, which is our primary measure of asset productivity, decreased 4.7% to $2,799 for the nine months ended March 31, 2007, from $2,938 for the nine months ended March 31, 2006. This decrease was due to lower general freight demand, an increase in fleet size to 2,972 tractors at March 31, 2007 from 2,571 tractors at March 31, 2006, and in increase in non-revenue miles. As the freight market weakened and we ran empty miles to on-board the Warrior drivers and position equipment for sale, our non-revenue miles increased.

Revenue for TruckersB2B was $7.7 million for the nine months ended March 31, 2007, compared to $6.1 million for the nine months ended March 31, 2006. The increase was primarily related to increased use of the Truckers B2B tire discount program.

Index

Salaries, wages, and employee benefits were $107.6 million, or 33.6% of freight revenue, for the nine months ended March 31, 2007, compared to $106.0 million, or 34.5% of freight revenue, for the nine months ended March 31, 2006. The $1.6 million increase related to an increase in driver payroll from increased company paid miles and an increase in recruiting expenses relating to hiring more drivers in the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006. These increases were offset by a decrease in bonus compensation expenses in the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006.

Fuel expenses, net of fuel surcharge revenue of $50.7 million and $46.5 million for the nine months ended March 31, 2007 and 2006, respectively, remained relatively constant at $34.2 million, or 10.7% of freight revenue, for the nine months ended March 31, 2007, compared to $33.0 million, or 10.7% of freight revenue, for the nine months ended March 31, 2006. Although fuel expenses as a percentage of freight revenue remained relatively constant for the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006, overall fuel expenses increased during the nine months ended March 31, 2007, due to an increase in non-revenue miles for which we do not receive fuel surcharge, an increase in the average price per gallon of fuel, offset by fuel surcharges, and an increase in company miles as a percentage of all miles. Although we were able to recover higher fuel costs through our fuel surcharge program, there is a lag, which negatively impacts results when prices are increasing. Increased fuel prices and increased non-revenue miles will increase our operating expenses to the extent that they are not offset by fuel surcharges.

Operations and maintenance increased to $23.6 million for the nine months ended March 31, 2007, from $21.8 million for the nine months ended March 31, 2006. As a percentage of freight revenue, operations and maintenance increased to 7.4% for the nine months ended March 31, 2007, from 7.1% for the nine months ended March 31, 2006. Operations and maintenance consist of direct operating expense, maintenance, and tire expense. The increase during the nine months ended March 31, 2007, is primarily related to an increase in costs associated with accident repair and various direct expenses such as toll expense and cargo handling expense.

Insurance and claims expense was $10.8 million, or 3.4% of freight revenue, for the nine months ended March 31, 2007, compared to $11.0 million, or 3.6% of freight revenue, for the nine months ended March 31, 2006. The primary reason for the decrease in insurance and claims expense was a decrease in liability insurance premiums, partially related to a refund in premiums for fiscal 2006, offset by slight increases in liability claims expense and cargo expense. Insurance consists of premiums for liability, physical damage, cargo damage, and workers compensation insurance, in addition to claims expense. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to $14.2 million, or 4.4% of freight revenue, for the nine months ended March 31, 2007, from $9.3 million, or 3.0% of freight revenue, for the nine months ended March 31, 2006. The majority of this increase is related to tractors purchased with cash and borrowings and the conversion of operating leases to capital leases related to approximately 2,060 trailers. In the third quarter of fiscal 2007, the Company declared its intent to purchase certain trailers previously financed with operating leases. The conversion of the trailer leases resulted in a simultaneous decrease in our revenue equipment rentals. Because of higher equipment prices we expect our total costs of depreciation and amortization per unit to continue to increase for the remainder of fiscal 2007. Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases. In the near term, we expect to purchase new equipment with cash or finance with borrowings or capital leases. For the remainder of fiscal 2007, we expect depreciation and amortization to increase and revenue equipment rentals to decrease as a percentage of revenue.

Index

Revenue equipment rentals were $25.3 million, or 7.9% of freight revenue, for the nine months ended March 31, 2007, compared to $30.3 million, or 9.9% of freight revenue for the nine months ended March 31, 2006. These decreases were attributable to a decreased percentage of our tractor and trailer fleet held under operating leases as discussed under depreciation and amortization, for the nine months ended March 31, 2007. At March 31, 2007, 1,339 tractors, or 51.7% of our company tractors, were held under operating leases, compared to 1,715 tractors, or 77.1% of our company tractors, at March 31, 2006. At March 31, 2007, 4,778 trailers, or 58.9%, of our trailer fleet were held under operating leases, compared to 6,208, or 83.2%, at March 31, 2006. As we expect to purchase most of our new revenue equipment with cash or borrowings, we expect revenue equipment rentals will continue to decrease going forward.

Purchased transportation increased to $53.1 million, or 16.6% of freight revenue, for the nine months ended March 31, 2007, from $51.9 million, or 16.9% of freight revenue, for the nine months ended March 31, 2006. The increase in expense is primarily related to increased independent contactor expense due to the increase to 384 independent contractors at March 31, 2007, from 347 at March 31, 2006, and was offset by a decrease in our dedicated services expenses. Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile. The number of independent contractors has grown over recent months as the Company has partnered with several financing companies that are making it easier for drivers to purchase trucks.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses. Accordingly, we have not provided a detailed discussion of such expenses.

Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, improved 120 basis points to 8.8% of freight revenue for the nine months ended March 31, 2007, from 7.6% of freight revenue for the nine months ended March 31, 2006.

Income taxes resulted in expense of $11.0 million with an effective tax rate of 39.2%, for the nine months ended March 31, 2007, compared to $9.0 million, with an effective tax rate of 39.0%, for the nine months ended March 31, 2006. As per diem is a non-deductible expense our effective tax rate will fluctuate as net income fluctuates in the future.

As a result of the factors described above, net income increased to $17.1 million for the nine months ended March 31, 2007, from $14.2 million for the nine months ended March 31, 2006.

Liquidity and Capital Resources

Trucking is a capital-intensive business. We require cash to fund our operating expenses (other than depreciation and amortization), to make capital expenditures, acquisitions, and to repay debt. We anticipate that upgrading revenue equipment from the Digby and Warrior acquisitions, repayment of debt incurred in connection with the Digby and Warrior acquisitions, capital expenditures for replacement tractors and trailers, and ordinary operating expenses will constitute our primary cash requirements over the next twelve months. Our principal sources of liquidity are cash generated from operations, bank borrowings, financing of revenue equipment, proceeds from the sale of used revenue equipment, and, to a lesser extent, the sale of shares of our common stock.

As of March 31, 2007, we had on order 327 tractors for delivery through fiscal 2008. These revenue equipment orders represent a capital commitment of approximately $28.4 million, before considering the proceeds of equipment dispositions. In fiscal 2007, we purchased most of our new tractors with cash or borrowings and acquired most of the new trailers under off-balance sheet operating leases. We also converted the operating leases of approximately 2,060 trailers to capital leases during the three months ended March 31, 2007. At March 31, 2007 our total balance sheet debt, including capital lease obligations and current maturities, was $66.9 million, compared to $7.4 million at March 31, 2006. Our debt-to-capitalization ratio (total balance sheet debt (including capital lease obligations and current maturities) as a percentage of total balance sheet debt plus total stockholders' equity) was 32.2% at March 31, 2007.

Index

We believe we will be able to fund our operating expenses, as well as our current commitments for the acquisition of revenue equipment over the next twelve months with a combination of cash generated from operations, borrowings available under our primary credit facility, and lease financing arrangements. We will continue to have significant capital requirements over the long term, and the availability of the needed capital will depend upon our financial condition and operating results and numerous other factors over which we have limited or no control, including prevailing market conditions and the market price of our common stock. However, based on our operating results, anticipated future cash flows, current availability under our credit facility, and sources of equipment lease financing that we expect will be available to us, we do not expect to experience significant liquidity constraints in the foreseeable future.

Cash Flows

For the nine months ended March 31, 2007, net cash provided by operations was $42.0 million, compared to cash provided by operations of $20.1 million for the nine months ended March 31, 2006. The increase in cash provided by operations is due primarily to the increases in net income, depreciation and amortization, and deferred taxes, offset by changes in operating assets and liabilities related to decreased current income taxes, accounts payable, and accrued expenses, offset by increased trade receivables and prepaid assets.

Net cash used in investing activities was $49.6 million for the nine months ended March 31, 2007 compared to $15.0 million for the nine months ended March 31, 2006. Cash used in investing activities includes the net cash effect of acquisitions and dispositions of revenue equipment during each period. Capital expenditures for equipment totaled $50.4 million for the nine months ended March 31, 2007, and $47.4 million for the nine months ended March 31, 2006, reflecting our recent practice of purchasing new tractors with cash on hand. We generated proceeds from the sale of property and equipment of $30.2 million and $32.4 million for the nine months ended March 31, 2007 and March 31, 2006, respectively. In October 2006, we used $21.2 million to purchase the assets of Digby. In February 2007, we used $8.3 million to purchase the assets of Warrior.

Net cash provided by financing activities was $7.8 million for the nine months ended March 31, 2007, compared to cash used of $1.0 million for the nine months ended March 31, 2006. Financing activity represents borrowings (new borrowings, net of repayment) and payments of the principal component of capital lease obligations. Increased borrowings primarily resulted from the purchase of Digby and Warrior.

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

Index

Our operating leases include some under which we do not guarantee the value of the asset at the end of the lease term ("walk-away leases") and some under which we do guarantee the value of the asset at the end of the lease term ("residual value"). Therefore, we are subject to the risk that equipment value may decline in which case we would suffer a loss upon disposition and be required to make cash payments because of the residual value guarantees. At March 31, 2007, we had future operating lease obligations totaling $158.5 million, including residual value guarantees of approximately $68.0 million. We were obligated for payments related to operating leases of $90.5 million and $120.6 million at March 31, 2007 and 2006, respectively. A portion of these amounts is covered by repurchase and/or trade agreements we have with the equipment manufacturer. We believe that any residual payment obligations that are not covered by the manufacturer will be satisfied, in the aggregate, by the value of the related equipment at the end of the lease. We intend to use cash generated from operations, borrowings, and capital leases to reflect all of our assets on the balance sheet over the next few years. We will, however, continue to use operating leases to finance the acquisition of some trailers during this time.

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

The Credit Agreement has a maximum revolving borrowing limit of $50.0 million, and the Company may increase the revolving borrowing limit by an additional $20.0 million, to a total of $70.0 million. Letters of credit are limited to an aggregate commitment of $15.0 million and a swing line facility has a limit of $5.0 million. A commitment fee that is adjusted quarterly between 0.15% and 0.225% per annum based on cash flow coverage is due on the daily unused portion of the Credit Agreement. The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, mergers, consolidations, acquisitions and dispositions, and total indebtedness. We were in compliance with these covenants at March 31, 2007, and expect to remain in compliance for the foreseeable future. At March 31, 2007, $15.0 million of our credit facility was utilized as outstanding borrowings and $4.8 million was utilized for standby letters of credit.

Index

Contractual Obligations and Commercial Commitments

As of March 31, 2007, our operating leases, capitalized leases, other debts, and future commitments have stated maturities or minimum annual payments as follows:

	Annual Cash Requirements as of March 31, 2007 (in thousands) Amounts Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

Operating leases	$90,491	$27,015	$27,251	$19,136	$17,089
Lease residual value guarantees	68,020	8,029	29,956	5,985	24,050
Capital leases(1)	33,341	5,028	9,494	18,819	---
Long-term debt(1)(1)	40,304	12,234	12,345	15,725	---
Sub-total	$232,156	$52,306	$79,046	$59.665	$41,139

Future purchase of revenue equipment	$28,420	$17,170	$11,250	---	---
Employment and consulting agreements(2)	828	717	111	---	---
Standby Letters of Credit	4,775	4,775	---	---	---

Total	$266,179	$74,968	$90,407	$59,665	$41,139

(1)	Includes interest.
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

Index

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

Operating leases. We have financed a substantial percentage of our tractors and trailers with operating leases. These leases generally contain residual value guarantees, which provide that the value of equipment returned to the lessor at the end of the lease term will be no lower than a negotiated amount. To the extent that the value of the equipment is below the negotiated amount, we are liable to the lessor for the shortage at the expiration of the lease. For approximately 14% of our tractors and 26% of our trailers under operating lease, we have residual value guarantees from the manufacturer at amounts equal to our residual obligation to the lessors. For all other equipment (or to the extent we believe any manufacturer will refuse or be unable to meet its obligation), we are required to recognize additional rental expense to the extent we believe the fair market value at the lease termination will be less than our obligation to the lessor.

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

Index

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

Interest Rate Risk. We are exposed to interest rate risk principally from our primary credit facility. The credit facility carries a maximum variable interest rate of either the bank's base rate or LIBOR plus 1.125%. At March 31, 2007, the interest rate for revolving borrowings under our credit facility was LIBOR plus 0.75%. At March 31, 2007, we had $15.0 million variable rate term loan borrowings outstanding under the credit facility. A hypothetical 10% increase in the bank's base rate and LIBOR would be immaterial to our net income.

Foreign Currency Exchange Rate Risk. We are subject to foreign currency exchange rate risk, specifically in connection with our Canadian operations. While virtually all of the expenses associated with our Canadian operations, such as independent contractor costs, Company driver compensation, and administrative costs, are paid in Canadian dollars, a significant portion of our revenue generated from those operations is billed in U.S. dollars because many of our customers are U.S. shippers transporting goods to or from Canada. As a result, increases in the Canadian dollar exchange rate adversely affect the profitability of our Canadian operations. Assuming revenue and expenses for our Canadian operations identical to that in the nine months ended March 31, 2007 (both in terms of amount and currency mix), we estimate that a $0.01 increase in the Canadian dollar exchange rate would reduce our annual net income by approximately $330,000.

Index

We generally do not face the same magnitude of foreign currency exchange rate risk in connection with our intra-Mexico operations conducted through our Mexican subsidiary, Jaguar, because our foreign currency revenues are generally proportionate to our foreign currency expenses for those operations. For purposes of consolidation, however, the operating results earned by our subsidiaries, including Jaguar, in foreign currencies are converted into United States dollars. As a result, a decrease in the value of the Mexican peso could adversely affect our consolidated results of operations. Assuming revenue and expenses for our Mexican operations identical to that in the nine months ended March 31, 2007 (both in terms of amount and currency mix), we estimate that a $0.01 decrease in the Mexican peso exchange rate would reduce our annual net income by approximately $25,000.

In response to increases in Canadian dollar exchange rates, we have from time-to-time entered into derivative financial instruments to reduce our exposure to currency fluctuations. In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS 133 and SFAS 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. Derivatives that are not hedges must be adjusted to fair value through earnings. As of March 31, 2007, we had no currency derivatives in place.

Commodity Price Risk. Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability. Fuel is subject to economic, political, market, and climatic factors that are outside of our control. Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through the collection of fuel surcharges. However, fuel surcharges do not always fully offset increases in fuel prices. In addition, from time-to-time we may enter into derivative financial instruments to reduce our exposure to fuel price fluctuations. In accordance with SFAS 133 and SFAS 138, we adjust any such derivative instruments to fair value through earnings on a monthly basis. As of March 31, 2007, we had no derivative financial instruments in place to reduce our exposure to fuel price fluctuations.

Item 4.   Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. There were no changes in the Company’s internal control over financial reporting that occurred during the third quarter of fiscal 2007 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.      Risk Factors

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Form 10-K for the year ended June 30, 2006, in the section entitled Item 1A. Risk Factors, describes some of the risks and uncertainties associated with our business. Please also see our Quarterly Report on Form 10-Q filed with the SEC on October 31, 2006, for a description of the risks and uncertainties associated with our acquisition of Digby. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

In addition to the risk factors set forth in our Form 10-K and the Form 10-Q referenced above, we believe that the recent acquisition of certain assets of Warrior increases the level of risk and uncertainty present in our business. The risks and uncertainties, include, without limitation, the risk that integration of the acquired operation will not proceed as planned; the risk that the Company will lose key components of the acquired operation, including customers, key management, and drivers, none of whom is bound to remain with the acquired operation; the risk that we will not be able to improve the profitability of the acquired operation and operate it near the level of the Company’s profitability; the risk of receiving less than expected for tractors and trailers expected to be disposed of and recording a loss on disposal of such equipment; the risk of unknown liabilities related to the acquired operation; the risk that acquired operations will not be accretive to earnings per share on the expected schedule or at all; and the risk that integrating and managing the acquired operation will distract management from other operations.

Index

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

Date: April 30, 2007