Form 10-K
period 2007-06-30
CELADON GROUP INC
filed 2007-08-29
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007
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

Securities registered pursuant to Section 12(g) of the Act:
Common Stock ($0.033 par value)
Series A Junior Participating Preferred Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.	☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            ☒ Yes         ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐ Yes	☒ No

On December 29, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock ($0.033 par value) held by non-affiliates (21,372,114 shares) was approximately $358 million, based upon the reported last sale price of the common stock on that date. The exclusion from such amount of the market value of shares of common stock owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.

The number of outstanding shares of the registrant’s common stock as of the close of business on August 28, 2007 was 23,663,211.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of Form 10-K - Portions of Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders

CELADON GROUP, INC.
FORM 10-K

PART I

Disclosure Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain statements contained in this Form 10-K and those portions of the 2007 Proxy Statement incorporated by reference may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, involve known and unknown risks, uncertainties and other factors which may cause the actual results, events, performance, or achievements of the Company to be materially different from any future results, events, performance, or achievements expressed or implied by such forward-looking statements. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” and words or terms of similar substance used in connection with any discussion of future operating results, financial performance, or business plans identify forward-looking statements. All forward-looking statements reflect our management’s present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. While it is impossible to identify all factors that may cause actual results to differ, the risks and uncertainties that may affect the Company’s business, performance, and results of operations include the factors discussed in Item 1A of this report. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-K.

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

Item 1.          Business

Introduction

We are one of North America’s twenty largest truckload carriers as measured by revenue. We generated $502.7 million in operating revenue during our fiscal year ended June 30, 2007. We have grown significantly since our incorporation in 1986 through internal growth and a series of acquisitions since 1995. As a dry van truckload carrier, we generally transport full trailer loads of freight from origin to destination without intermediate stops or handling. Our customer base includes Fortune 500 shippers such as Alcoa, Carrier Corporation, International Truck & Engine, John Deere, Kohler Company, Mercedes-Benz, Philip Morris, Phillips Lighting, and Wal-Mart.

In our international operations, we offer time-sensitive transportation in and between the United States and its two largest trading partners, Mexico and Canada. We generated approximately one-half of our revenue in fiscal 2007 from international movements, and we believe our annual border crossings make us the largest provider of international truckload movements in North America. We believe that our strategically located terminals and experience with the language, culture, and border crossing requirements of each North American country provide a competitive advantage in the international trucking marketplace.

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

In addition to our international business, we offer a broad range of truckload transportation services within the United States, including long-haul, regional, dedicated, and logistics. With the acquisitions of certain assets of Highway Express, Inc. (“Highway”) in August 2003, CX Roberson, Inc. (“Roberson”) in January 2005, Erin Truckways Ltd., d/b/a Digby Truck Line, Inc. (“Digby”) in October 2006, Warrior Services Inc. d/b/a Warrior Xpress (“Warrior”) in February 2007, and Air Road Express Inc. (“Air Road”) in June 2007, we expanded our operations and service offerings within the United States and significantly improved our lane density, freight mix, and customer diversity.

We also operate TruckersB2B, Inc., a profitable marketing business that affords volume purchasing power for items such as fuel, tires, and equipment to approximately 21,000 member trucking fleets representing approximately 455,000 tractors. TruckersB2B represents a separate operating segment under generally accepted accounting principles. Information regarding revenue, profits and losses, and total assets of our transportation and e-commerce (TruckersB2B) operating segments is set forth in Note 11 to the consolidated financial statements filed as part of this report.

Operating and Sales Strategy

We approach our trucking operations as an integrated effort of marketing, customer service, and fleet management. As a part of our strategic plan implemented in 2001, we identified as priorities: increasing our freight rates; decreasing our reliance on automotive industry customers; raising our service standards; rebalancing lane flows to enhance asset utilization; and identifying and acquiring suitable acquisition candidates and successfully integrating acquired operations. To accomplish these objectives, we have sought to instill high levels of discipline, cooperation, and trust between our operations and sales departments. As a part of this integrated effort, our operations and sales departments have developed the following strategies, goals, and objectives:

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

•
Focusing on asset productivity. Our primary productivity measure is revenue per tractor per week. Within revenue per tractor we examine rates, non-revenue miles, and loaded miles per tractor. We actively analyze customers and freight movements in an effort to enhance the revenue production of our tractors. We also attempt to concentrate our equipment in defined operating lanes to create more predictable movements, reduce non-revenue miles, and shorten turn times between loads. As a result of our efforts over the past several years, automotive parts now comprise less of our overall freight mix, having been replaced primarily by consumer non-durables and other retail products.

•
Operating a modern fleet to reduce maintenance costs and improve safety and driver retention. We believe that updating our tractor and trailer fleets has produced several benefits, including lower maintenance expenses, and enhanced safety, driver recruitment, and retention. We have taken two important steps towards modernizing our fleet. First, we shortened the replacement cycle for our tractors from four years to three years. Second, we have replaced approximately 64% of all of our trailers during the last 3 years. These changes allowed us to recognize significant benefits over the past few years because maintenance and tire expenses increase significantly for tractors beyond the third year of operation and for trailers beyond the seventh year of operation, as wear and tear increases and some warranties expire.

•
Continuing our emphasis on service, safety, and technology. We offer just-in-time, time-definite, and other premium transportation services to meet the expectations of our service-oriented customers. We believe that targeting premium service freight permits us to obtain higher rates, build long-term, service-based customer relationships, and avoid competition from railroad, intermodal, and trucking companies that compete primarily on the basis of price. We believe our recent safety record has been among the best in our industry. In March 2006, 2005, and 2003, at the Truckload Carriers Association Annual Conference, we were awarded first place in fleet safety among all truckload fleets that log more than 100 million miles per year. We have made significant investments in technologies that are intended to reduce costs, afford a competitive advantage with service-sensitive customers, and promote economies of scale. Examples of these technologies are Qualcomm satellite-based tracking and communications systems, our proprietary CelaTrac system that enables customers to track shipments and access other information via the Internet, and document imaging.

•
Maintaining our leading position in cross-border truckload shipments while offering diversified, nationwide transportation services in the U.S. We believe our strategically located terminals and experience with the languages, cultures, and border crossing requirements of all three North American countries provide us with competitive advantages in the international trucking marketplace. As a result of these advantages, we believe we are the industry leader in cross-border movements between North American countries. These cross-border shipments, which comprised over 51% of our revenue in fiscal 2007, are balanced by a strong and growing business with domestic freight from service-sensitive customers.

•
Seeking strategic acquisitions to broaden our existing domestic operations. We have made eleven trucking company acquisitions since 1995 (including our acquisition of Cheetah Transportation, Inc. which we disposed of in June 2001), and continue to evaluate acquisition candidates. Our current acquisition strategy, as evidenced by our purchases of certain assets of Highway Express in 2003, CX Roberson in 2005, Digby in October 2006, Warrior in February 2007, and Air Road in June 2007, is focused on broadening our domestic operations through the addition of carriers that improve our lane density, customer diversity, and service offerings.

Other Services

TruckersB2B. Our TruckersB2B subsidiary is a profitable marketing business that affords volume purchasing power for items such as fuel, tires, insurance, and other products and services to small and medium-sized trucking companies through its website, www.truckersb2b.com. TruckersB2B provides small and medium-sized trucking company members with the ability to cut costs and thereby compete more effectively and profitably with the larger fleets. TruckersB2B has approximately 21,000 member trucking fleets representing approximately 455,000 tractors. Over the past six years, TruckersB2B has improved to $10.0 million in revenue and an operating profit of $1.6 million in fiscal 2007, from $6.7 million in revenue and an operating profit of $0.9 million in fiscal 2002. TruckersB2B continues to introduce complementary products and services to drive its growth and attract new fleets.

Celadon Dedicated Services. Through Celadon Dedicated Services, we provide warehousing and trucking services to three Fortune 500 companies. Our warehouse facilities are located near our customers’ manufacturing plants. We also transport the manufacturing component parts to our warehouses and sequence those parts for our customers. We then transport completed units from our customers’ plants.

Industry and Competition

The full truckload market is defined by the quantity of goods, generally over 10,000 pounds, shipped by a single customer point-to-point and is divided into several segments by the type of trailer used to transport the goods. These segments include van, temperature-controlled, flatbed, and tank carriers. We participate in the North American van truckload market. The markets within the United States, Canada, and Mexico are fragmented, with thousands of competitors, none of whom dominate the market. We believe that the current economic pressures will continue to force many smaller and private fleets into acquisitions or to exit the industry.

Transportation of goods by truck between the United States, Canada, and Mexico is subject to the provisions of NAFTA. Transportation of goods between the United States or Canada and Mexico consists of three components: (i) transportation from the point of origin to the Mexican border, (ii) transportation across the border, and (iii) transportation from the border to the final destination. United States and Canadian based carriers may operate within both countries. United States and Canadian carriers are not allowed to operate within Mexico, and Mexican carriers are not allowed to operate within the United States and Canada, in each case except for a 26-kilometer, or approximately 16 miles, band along either side of the Mexican border. Trailers may cross all borders. We are one of a limited number of trucking companies that participates in all three segments of this cross border market, providing or arranging for door-to-door transport service between points in the United States, Canada, and Mexico.

The truckload industry is highly competitive and fragmented. Although both service and price drive competition in the premium long haul, time sensitive portion of the market, we rely primarily on our high level of service to attract customers. This strategy requires us to focus on market segments that employ just-in-time inventory systems and other premium services. Our competitors for freight include other long-haul truckload carriers and, to a lesser extent, medium-haul truckload carriers and railroads. We also compete with other trucking companies for the services of drivers. Some of the truckload carriers with which we compete have greater financial resources, operate more revenue equipment, and carry a larger total volume of freight than we do.

TruckersB2B is a business-to-business savings program, for small and mid-sized fleets. Competitors include other large trucking companies and other business-to-business buying programs.

Customers

We target large service-sensitive customers with time-definite delivery requirements throughout the United States, Canada, and Mexico. Our customers frequently ship in the north-south lanes (i.e., to and from locations in Mexico and locations in the United States and Eastern Canada). The sales personnel in our offices work to source northbound and southbound transport, in addition to other transportation solutions. We currently service approximately 2,300 trucking customers. Our premium service to these customers is enhanced by the ability to provide significant trailer capacity where needed, state-of-the-art technology, well-maintained tractors and trailers, and 24/7 dispatch and reporting services. The principal types of freight transported include tobacco, consumer goods, automotive parts, various home products and fixtures, lawn tractors and assorted equipment, light bulbs, and various parts for engines.

No customer accounted for more than 10% of our total revenue during any of our three most recent fiscal years.

Drivers and Personnel

At June 30, 2007, we employed 3,548 persons, of whom 2,646 were drivers, 185 were truck maintenance personnel, 582 were administrative personnel, and 135 were dedicated services personnel. None of our U.S. or Canadian employees is represented by a union or a collective bargaining unit.

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

Independent contractors are utilized through a contract with us to supply one or more tractors and drivers for our use. Independent contractors must pay their own tractor expenses, fuel, maintenance, and driver costs and must meet our specified guidelines with respect to safety. A lease-purchase program offered through third party financing sources provides independent contractors the opportunity to lease-to-own a tractor. As of June 30, 2007, there were 399 independent contractors providing a combined 13.2% of our tractor capacity.

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

The average age of our owned and leased tractors and trailers was approximately 1.6 and 3.8 years, respectively, at June 30, 2007, and approximately 2.0 and 3.5 years, respectively, at June 30, 2006. We utilize a comprehensive maintenance program to minimize downtime and control maintenance costs. Centralized purchasing of spare parts and tires, and centralized control of over-the-road repairs are also used to control costs.

Fuel

We purchase the majority of our fuel through a network of over 500 fuel stops throughout the United States and Canada. We have negotiated discounted pricing based on certain volume commitments with these fuel stops. We maintain bulk-fueling facilities in Indianapolis, Laredo, and Kitchener, Ontario to further reduce fuel costs.

Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability. Fuel is subject to economic, political, climatic, and market factors that are outside of our control. We have historically been able to recover a portion of high fuel prices from customers in the form of fuel surcharges. However, a portion of the fuel expense increase is not recovered due to several factors, including the base fuel price levels, which determine when surcharges are collected, truck idling, empty miles between freight shipments, and out-of-route miles. We cannot predict whether high fuel price levels will occur in the future or the extent to which fuel surcharges will be collected to offset such increases.

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

New rules that limit driver hours-of-service were adopted effective January 4, 2004, and then modified effective October 1, 2005. On July 24, 2007, a federal appeals court vacated portions of the 2005 Rules. Two of the key portions vacated by the court include the expansion of the driving day from 10 hours to 11 hours, and the “34 hour restart” requirement that drivers must have a break of at least 34 consecutive hours during each week. We understand that the Federal Motor Carrier Safety Administration is currently analyzing the court’s decision and has until September 14, 2007 to request a hearing on the matter. Although we are unable to predict whether the order will be appealed or the outcome of any such appeal, we would expect the court’s decision to reduce productivity and cause some loss of efficiency as our drivers are retrained and some shipping lanes may need to be reconfigured.

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

In addition, the engines used in our newer tractors are subject to emissions control regulations issued by the EPA. The regulations require progressive reductions in exhaust emissions from diesel engines for 2007 through 2010. Compliance with such regulations has increased the cost of our new tractors and could impair equipment productivity, lower fuel mileage, and increase our operating expenses. These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations once the regulations become effective. Some manufacturers have significantly increased new equipment prices, in part to meet new engine design requirements.

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

Internet Website

We maintain an Internet website where additional information concerning our business can be found. The address of that website is www.celadontrucking.com. All of our reports filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Exchange Act, including our annual report on Form 10-K, quarterly reports on Form 10-Q, or current reports on Form 8-K, and amendments thereto are made available free of charge on or through our Internet website as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. Information contained on our website is not incorporated into this Annual Report on Form 10-K, and you should not consider information contained on our website to be part of this report.

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

In addition, we cannot predict the effects on the economy or consumer confidence of actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action against a foreign state or group located in a foreign state, or heightened security requirements. Enhanced security measures could impair our operating efficiency and productivity and result in higher operating costs.

Ongoing insurance and claims expenses could significantly affect our earnings.

Our future insurance and claims expenses may exceed historical levels, which could reduce our earnings. We self-insure for a significant portion of our claims exposure, which could significantly increase the volatility of, and decrease the amount of, our earnings. Our future insurance and claims expense could reduce our earnings and make our earnings more volatile. We currently self-insure for a portion of our claims exposure and accrue amounts for liabilities based on our assessment of claims that arise and our insurance coverage for the periods in which the claims arise. In general, for casualty claims for fiscal 2007, we were self-insured for the first $2.5 million of each personal injury and property damage claim and the first $100,000 of each cargo claim. We are also responsible for a pro rata portion of legal expenses relating to such claims. We maintain a workers’ compensation plan and group medical plan for our employees with a deductible amount of $1.5 million for each workers’ compensation claim and stop loss amount of $175,000 for each group medical plan. Because of our significant self-insured retention amounts, we have significant exposure to fluctuations in the number and severity of claims.

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

Ongoing insurance requirements could constrain our borrowing capacity. At June 30, 2007, our revolving line of credit had a maximum borrowing limit of $50.0 million, outstanding borrowings of $18.0 million, and outstanding letters of credit of $4.8 million. Our borrowings may increase if we do acquisitions or finance more of our equipment under our revolving line of credit. Outstanding letters of credit with certain financial institutions reduce the available borrowings under our revolving line of credit, which could negatively affect our liquidity should we need to increase our borrowings in the future. In addition, ongoing insurance requirements could constrain our borrowing capacity.

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

A significant portion of our revenue is generated from our major customers. For 2007, our top 25 customers, based on revenue, accounted for approximately 41% of our revenue, and our top 10 customers, approximately 24% of our revenue. We do not expect these percentages to change materially for 2008. Generally, we do not have long term contractual relationships with our major customers, and we cannot assure you that our customers will continue to use our services or that they will continue at the same levels. For some of our customers, we have entered into multi-year contracts and we cannot be assured that the rates will remain advantageous. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

Increases in driver compensation or difficulty in attracting and retaining drivers could affect our profitability and ability to grow.

The trucking industry experiences substantial difficulty in attracting and retaining qualified drivers, including independent contractors. Because of the shortage of qualified drivers, the availability of alternative jobs, and intense competition for drivers from other trucking companies, we expect to continue to face difficulty increasing the number of our drivers, including independent contractor drivers. The compensation we offer our drivers and independent contractors is subject to market conditions, and we may find it necessary to increase driver and independent contractor compensation in future periods. In addition, the Company suffers from a high turnover rate of drivers; although our turnover rate is lower than the industry average. A high turnover rate requires us to continually recruit a substantial number of drivers in order to operate existing revenue equipment. If we are unable to continue to attract and retain a sufficient number of drivers and independent contractors, we could be required to adjust our compensation packages, let trucks sit idle, or operate with fewer trucks and face difficulty meeting shipper demands, all of which would adversely affect our growth and profitability.

Our revenue growth may not continue at historical rates, which could adversely affect our stock price.

We experienced significant growth in revenue between 2002 and 2007. There can be no assurance that our revenue growth rate will continue at historical levels or that we can effectively adapt our management, administrative, and operational systems to respond to any future growth. We can provide no assurance that our operating margins will not be adversely affected by expansion of our business or by changes in economic conditions. Slower or less profitable growth could adversely affect our stock price.

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

The DOT, through the Federal Motor Carrier Safety Administration, or FMCSA, imposes safety and fitness regulations on us and our drivers. On July 24, 2007, a federal appeals court vacated portions of the existing rules relating to drivers’ hours of service. Two of the key portions that were vacated include the expansion of the driving day from 10 hours to 11 hours, and the “34 hour restart” requirement that drivers must have a break of at least 34 consecutive hours during each week. The court’s decision does not go into effect until September 14, 2007, unless the court orders otherwise, and the FMCSA has until such date to request a hearing on the matter. We understand that the FMCSA is currently analyzing the court’s decision, and we are unable to predict whether the order will be appealed or the outcome of any such appeal.

If the court’s decision becomes effective, it may have varying effects, in that reducing driving time to 10 hours daily may reduce productivity in some lanes, while eliminating the 34-hour restart may enhance productivity in certain instances. On the whole, however, we would expect the court’s decision to reduce productivity and cause some loss of efficiency as our drivers are retrained and some shipping lanes may need to be reconfigured. Additionally, we are unable to predict the effect of any new rules that might be proposed, but any such proposed rules could increase costs or decrease productivity.

The FMCSA also is studying rules relating to braking distance and on-board data recorders that could result in new rules being proposed. We are unable to predict the effect of any rules that might be proposed, but we expect that any such proposed rules would increase costs in our industry, and the on-board recorders potentially could decrease productivity and the number of people interested in being drivers.

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

We currently have lease residual value guarantees of approximately $62.7 million, substantially all of which are not covered by trade-in or fixed residual agreements with the equipment suppliers. We are exposed to decreases in the resale value of our used equipment and we have increased exposure to issues on the significant percentage of our fleet not covered by manufacturer commitments which could have a materially adverse effect on our results of operations.

Fluctuations in the price or availability of fuel, as well as hedging activities, surcharge collection, and the volume and terms of diesel fuel purchase commitments may increase our cost of operation, which could materially and adversely affect our profitability.

Fuel is one of our largest operating expenses. Diesel fuel prices fluctuate greatly due to economic, political, climatic, and other factors beyond our control. Fuel is also subject to regional pricing differences and often costs more on the West Coast, where we have significant operations. From time-to-time we have used fuel surcharges, hedging contracts, and volume purchase arrangements to attempt to limit the effect of price fluctuations. Although we seek to recover a portion of the short-term increases in fuel prices from customers through fuel surcharges, these arrangements do not fully offset the increase in the cost of diesel fuel and also may result in us not receiving the full benefit of any fuel price decreases. We currently do not have any fuel hedging contracts in place. If we do hedge, we may be forced to make cash payments under the hedging arrangements. Based on current market conditions we have decided to limit our hedging and purchase commitments, but we continue to evaluate such measures. The absence of meaningful fuel price protection through these measures, fluctuations in fuel prices, or a shortage of diesel fuel, could materially and adversely affect our results of operations.

New regulations governing exhaust emissions could adversely impact our business. New emission standards require reductions in the sulfur content of diesel fuel. Management expects that a 2% power loss caused by ultra-low-sulfur diesel fuel could lead to a loss of 6% mile per gallon fuel economy.

We may not make acquisitions in the future, or if we do, we may not be successful in our acquisition strategy.

We have made eleven acquisitions. Accordingly, acquisitions have provided a substantial portion of our growth. There is no assurance that we will be successful in identifying, negotiating, or consummating any future acquisitions. If we fail to make any future acquisitions, our growth rate could be materially and adversely affected.

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

We have experienced higher prices for new tractors over the past few years, partially as a result of government regulations applicable to newly manufactured tractors and diesel engines, in addition to higher commodity prices and better pricing power among equipment manufacturers. More restrictive Environmental Protection Agency, or EPA, emissions standards that went into effect in 2007 and emission standards that will take effect in 2010 are more restrictive than prior standards and will require vendors to introduce new engines. Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers for these or other reasons. As a result, we expect to continue to pay increased prices for equipment and incur additional expenses and related financing costs for the foreseeable future. Furthermore, the new engines are expected to reduce equipment efficiency and lower fuel mileage and, therefore, increase our operating expenses.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

In addition to direct regulation by the DOT and other agencies, we are subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, fuel storage tanks, air emissions from our vehicles and facilities, and discharge and retention of storm water. We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. We also maintain underground bulk fuel storage tanks and fueling islands at two of our facilities. A small percentage of our freight consists of low-grade hazardous substances, which subjects us to a wide array of regulations. If we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, or if we are found to be in violation of applicable laws or regulations, we could be subject to liabilities that could have a materially adverse effect on our business and operating results. If we should fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

If we are unable to retain our key employees, our business, financial condition, and results of operations could be adversely affected.

We are highly dependent upon the services of certain key employees, including, but not limited to: Stephen Russell, our Chairman of the Board and Chief Executive Officer; Chris Hines, our President and Chief Operating Officer; and Paul Will, our Vice Chairman of the Board, Executive Vice President, and Chief Financial Officer. Although we have an employment agreement with Mr. Russell and a separation agreement with Mr. Will, the loss of any of their services or the services of Mr. Hines could negatively impact our operations and future profitability.

Seasonality and the impact of weather affect our operations and profitability.

Our tractor productivity decreases during the winter season because inclement weather impedes operations, and some shippers reduce their shipments after the winter holiday season. Revenue can also be affected by bad weather and holidays, since revenue is directly related to available working days of shippers. At the same time, operating expenses increase, with fuel efficiency declining because of engine idling and harsh weather creating higher accident frequency, increased claims, and more equipment repairs. We could also suffer short-term impacts from weather-related events such as hurricanes, blizzards, ice storms, and floods that could harm our results or make our results more volatile. Weather and other seasonal events could adversely affect our operating results.

Item 1B.        Unresolved Staff Comments

None.

Item 2.           Properties

We operate a network of 17 terminal locations, including facilities in Laredo and El Paso, Texas, which are the two largest inland freight gateway cities between the U.S. and Mexico. Our operating terminals currently are located in the following cities:

United States	Mexico	Canada
Baltimore, MD (Leased)	Guadalajara (Leased)	Kitchener, ON (Leased)
Dallas, TX (Owned)	Mexico City (Leased)
El Paso, TX (Owned)	Monterrey (Leased)
Greensboro, NC (Leased)	Nuevo Laredo (Leased)
Hampton, VA (Leased)	Puebla (Leased)
Indianapolis, IN (Leased)	Silao (Leased)
Laredo, TX (Owned and Leased)
Louisville, KY (Leased)
Richmond, VA (Leased)
Nashville, TN (Leased)

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

Item 4.           Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2007.

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is listed on the NASDAQ National Market under the symbol “CLDN.” The following table sets forth, for the periods indicated, the high and low sales price per share of our common stock as reported by NASDAQ.  All prices reflect the Company’s February 15, 2006, and June 15, 2006, stock splits.

Fiscal 2006	High	Low
Quarter ended September 30, 2005	$10.00	$7.40
Quarter ended December 31, 2005	$13.29	$9.52
Quarter ended March 31, 2006	$16.63	$11.33
Quarter ended June 30, 2006	$23.29	$14.80

Fiscal 2007
Quarter ended September 30, 2006	$23.73	$14.66
Quarter ended December 31, 2006	$21.00	$16.08
Quarter ended March 31, 2007	$18.64	$14.92
Quarter ended June 30, 2007	$17.00	$15.38

On August 24, 2007, there were 191 holders of our common stock based upon the number of record holders on that date. However, we estimate our actual number of stockholders is much higher because a substantial number of our shares are held of record by brokers or dealers for their customers in street names.

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

Company/Index/Peer Group	6/30/02	6/30/03	6/30/04	6/30/05	6/30/06	6/30/07
Celadon Group, Inc.	$100.00	$71.00	$137.93	$132.45	$388.64	$280.37
NASDAQ Stock Market (U.S.)	$100.00	$109.91	$139.04	$141.74	$155.82	$191.32
NASDAQ Trucking & Transportation	$100.00	$111.48	$142.30	$161.26	$222.85	$239.05

Item 6.           Selected Financial Data

The statements of operations data and balance sheet data presented below have been derived from our consolidated financial statements and related notes thereto. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and related notes thereto.

	2007	2006	2005	2004	2003
	(in thousands, except per share data and operating data)
Statements of Operations Data:
Freight revenue(1)	$433,012	$414,465	$399,656	$382,918	$355,692
Fuel surcharge revenue	69,680	65,729	37,107	15,005	11,413
Total revenue	502,692	480,194	436,763	397,923	367,105
Operating expense(2)	462,592	445,966	413,355	390,852	354,371
Operating income(2)	40,100	34,228	23,408	7,071	12,734
Interest expense, net(3)	3,511	780	1,418	3,723	6,201
Other expense (income)	109	34	13	180	(3)
Income before income taxes	36,480	33,414	21,977	3,168	6,536
Provision for income taxes	14,228	12,866	9,397	3,443	2,948
Net income (loss)(2)(3)	$22,252	$20,548	$12,580	$(275)	$3,588
Diluted earnings (loss) per share(2)(3)(4)	$0.94	$0.88	$0.55	$(0.02)	$0.20
Weighted average diluted shares outstanding(4)	23,698	23,386	23,013	17,969	18,079

Balance Sheet Data (at end of period):
Net property and equipment	$207,499	$91,267	$57,545	$61,801	$76,967
Total assets	306,913	190,066	160,508	151,310	162,073
Long-term debt, revolving lines of credit, and capital lease obligations, including current maturities	94,642	12,023	7,344	14,494	60,794
Stockholders’ equity	147,320	121,427	98,491	82,830	57,252

Operating Data:
For period(5):
Average revenue per loaded mile(6)	$1.534	$1.491	$1.424	$1.322	$1.266
Average revenue per total mile(6)	$1.380	$1.367	$1.316	$1.225	$1.169
Average revenue per tractor per week(6)	$2,793	$2,948	$2,841	$2,723	$2,546
Average length of haul	960	1,004	995	994	942
At end of period:
Total tractors(7)	3,016	2,732	2,570	2,531	2,491
Average age of company tractors (in years)	1.6	2.0	1.9	2.1	2.7
Total trailers(7)	7,843	7,630	7,468	6,966	7,142
Average age of company trailers (in years)	3.8	3.5	3.6	4.6	6.1

__________________________

(1)	Freight revenue is total revenue less fuel surcharges.
(2)	Includes a $9.8 million pretax impairment charge relating to the disposition of our approximately 1,600 remaining 48-foot trailers, in the year ended June 30, 2004.
(3)	Includes a $0.9 million pretax write-off of loan origination costs relating to replacement of a credit facility in the year ended June 30, 2003.
(4)
Earnings per share amounts and weighted average number of shares outstanding have been adjusted to give retroactive effect to two three-for-two stock splits effected in the form of a 50% stock dividend paid on February 15, 2006 and June 15, 2006.

(5)
Unless otherwise indicated, operating data and statistics presented in this table and elsewhere in this report are for our truckload revenue and operations and exclude revenue and operations of TruckersB2B; our Mexican subsidiary, Jaguar; and our less-than truckload, local trucking (or “shuttle”), brokerage, and logistics.

(6)	Excludes fuel surcharges.
(7)	Total fleet, including equipment operated by our Mexican subsidiary, Jaguar.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operation

Recent Results and Fiscal Year-End Financial Condition

For the fiscal year ended June 30, 2007, total revenue increased 4.7%, to $502.7 million from $480.2 million during fiscal 2006. Freight revenue, which excludes revenue from fuel surcharges, increased 4.5%, to $433.0 million in fiscal 2007 from $414.5 million in 2006. We generated net income of $22.3 million, or $0.94 per diluted share, for fiscal 2007 compared with net income of $20.5 million, or $0.88 per diluted share, for 2006.

We believe the improvements in our profitability were attributable primarily to growth from acquisitions, cost controls, excellent safety and claims experience, and the continued execution of our operating strategy, which involves allocating our equipment to customers and freight that provide the most favorable returns. After a strong start in the first quarter, the freight market became increasingly challenging in fiscal 2007.  Decreased freight demand due to a slower economy caused a decrease in truck utilization measured by miles per tractor.  In addition, shippers used the less robust freight market to resist rate increases and, in some cases, attempted to reduce freight rates.  The downward pressure on our rates was somewhat offset by a decrease in average length of haul.  As a result, average freight revenue per loaded mile excluding fuel surcharge for 2007 increased $0.043 per mile to $1.534, a 2.9% increase compared with $1.491 for 2006. Average freight revenue per tractor per week, our main measure of asset productivity, decreased by 5.3% to $2,793 in 2007 compared with $2,948 for 2006. This decrease was due to lower general freight demand, an increase in fleet size to 3,016 tractors at June 30, 2007 from 2,732 tractors at June 30, 2006, and in increase in non-revenue miles. As the freight market weakened and we ran empty miles to on-board the Warrior drivers and position equipment for sale, our non-revenue miles increased. Our operating ratio, excluding the effect of fuel surcharge, improved to 90.7% for 2007 compared with 91.7% for 2006.

At June 30, 2007, our total balance sheet debt was $94.6 million and our total stockholders’ equity was $147.3 million, for a total debt to capitalization ratio of 39.1%. At June 30, 2007, we had $27.2 million of available borrowing capacity under our revolving credit facility and $1.2 million of cash on hand.

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

We eliminate fuel surcharges from revenue, when calculating operating ratios and some of our operating data . We believe that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.

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

The trucking industry has experienced significant increases in expenses over the past three years, in particular those relating to equipment costs, driver compensation, insurance, and fuel. As the United States economy has expanded, many trucking companies have been able to raise freight rates to cover the increased costs, although downward rate pressure and less freight demand became more prevalent beginning in the fall of 2006.  Over the long term, we expect a limited pool of qualified drivers and intense competition to recruit and retain those drivers to constrain overall industry capacity.  Assuming normal U.S. economic growth in manufacturing, retail, and other high volume shipping industries, we expect to be able to raise freight rates in line with or faster than costs.  Over the near term this may prove challenging in the current freight environment.

Revenue Equipment

We operate 3,016 tractors and 7,843 trailers. Of our tractors at June 30, 2007, 1,184 were owned, 1,433 were acquired under operating leases, and 399 were provided by independent contractors, who own and drive their own tractors. Of our trailers at June 30, 2007, 2,180 were owned and 5,663 were acquired under operating and capital leases.

Prior to fiscal 2006, we had financed most of our new tractors under operating leases. Beginning in fiscal 2006 and continuing through fiscal 2007, we have purchased most of our new tractors with cash or borrowings.  We expect to continue to use cash and borrowings on our credit facility for most tractor purchases. Most of our new trailers are acquired with operating leases. These leases generally run for a period of seven years for trailers. When we finance revenue equipment acquisitions with operating leases, rather than borrowings or capital leases, the interest component of our financing activities is recorded as an “above-the-line” operating expense on our statements of operations.  Accordingly, the trend toward financing more equipment with cash and borrowings, and less through operating leases, improves our operating ratio.

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

Outlook

Looking forward, our profitability goal is to achieve an operating ratio of approximately 88%. We expect this to require additional improvements in rate per mile, non-revenue miles percentage, and miles per tractor compared with those key performance indicators for fiscal 2007, to overcome expected additional cost increases. Because a large percentage of our costs are variable, changes in revenue per mile and non-revenue miles percentage affect our profitability to a greater extent than changes in miles per tractor. For fiscal 2008, the key factors that we expect to have the greatest effect on our profitability are our freight revenue per tractor per week, our compensation of drivers, our cost of revenue equipment (particularly in light of the 2007 EPA engine requirements), our fuel costs, and our insurance and claims. To overcome cost increases and improve our margins, we will need to achieve increases in freight revenue per tractor, particularly in revenue per mile, which we intend to achieve by increasing rates and continuing to shift to more profitable freight. Operationally, we will seek improvements in safety and driver recruiting and retention. Our success in these areas primarily will affect revenue, driver-related expenses, and insurance and claims expense.  Given the difficult freight market confronting our industry, we believe achieving our profitability goal during fiscal 2008 is unlikely, although we intend to continue to strive toward that goal.

Results of Operations

The following tables set forth the percentage relationship of revenue and expense items to operating and freight revenue for the periods indicated.

	Fiscal year ended June 30,
	2007	2006	2005
Operating revenue	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and employee benefits	28.8	30.1	30.6
Fuel	23.1	22.8	18.7
Operations and maintenance	6.4	6.1	7.7
Insurance and claims	2.6	2.9	3.3
Depreciation and amortization	4.4	2.6	3.4
Revenue equipment rentals	6.3	8.2	8.2
Purchased transportation	14.7	14.6	16.7
Cost of products and services sold	1.4	1.1	1.1
Professional and consulting fees	0.4	0.6	0.6
Communication and utilities	1.0	0.9	1.0
Operating taxes and licenses	1.7	1.7	1.9
General and other operating	1.2	1.3	1.4

Total operating expenses	92.0	92.9	94.6

Operating income	8.0	7.1	5.4
Other expense:
Interest expense, net	0.7	0.1	0.3

Income before income taxes	7.3	7.0	5.1
Provision for income taxes	2.9	2.7	2.2

Net income	4.4%	4.3%	2.9%
_________________

Freight revenue(1)	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and employee benefits	33.5	34.9	33.4
Fuel	10.8	10.5	11.1
Operations and maintenance	7.5	7.1	8.4
Insurance and claims	3.0	3.3	3.6
Depreciation and amortization	5.1	3.0	3.7
Revenue equipment rentals	7.4	9.6	9.0
Purchased transportation	17.0	17.0	18.3
Cost of products and services sold	1.6	1.3	1.2
Professional and consulting fees	0.5	0.7	0.7
Communication and utilities	1.1	1.0	1.1
Operating taxes and licenses	2.0	2.0	2.1
General and other operating	1.2	1.3	1.5

Total operating expenses	90.7	91.7	94.1

Operating income	9.3	8.3	5.9
Other expense:
Interest expense, net	0.9	0.2	0.4

Income before income taxes	8.4	8.1	5.5
Provision for income taxes	3.3	3.1	2.4

Net income	5.1%	5.0%	3.1%
_________________

(1)
Freight revenue is total operating revenue less fuel surcharges. In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense. The amounts were $69.7 million, $65.7 million, and $37.1 million in 2007, 2006 and 2005, respectively.

Fiscal year ended June 30, 2007, compared with fiscal year ended June 30, 2006

Total revenue increased by $22.5 million, or 4.7%, to $502.7 million for fiscal 2007, from $480.2 million for fiscal 2006. Freight revenue excludes $69.7 million and $65.7 million of fuel surcharge revenue for fiscal 2007 and 2006, respectively.

Freight revenue increased by $18.5 million, or 4.5%, to $433.0 million for fiscal 2007, from $414.5 million for fiscal 2006. This increase was partially attributable to growth of our tractor fleet through the acquisition of Digby in October 2006, Warrior in February 2007, and Air Road in June 2007.  The addition of tractors, drivers, and customer relationships from these acquisitions more than offset softer freight demand generally and the continuation of our efforts to eliminate the least favorable freight from our system.  The increase was helped by a 1.0% improvement in average freight revenue per total mile, excluding fuel surcharge, to $1.380 from $1.367. The improvement in average freight revenue per total mile resulted primarily from a decrease in the percentage of our freight comprised of automotive parts and a corresponding increase in the percentage of our freight comprised of consumer non-durables. Average freight revenue per tractor per week, excluding fuel surcharge, which is our primary measure of asset productivity, decreased 5.3% to $2,793 in fiscal 2007, from $2,948 for fiscal 2006, as a result of lower general freight demand, an increase of our tractor fleet to 3,016 at June 30, 2007, from 2,732 at June 30, 2006, and an increase in non-revenue miles.  The decrease in miles per tractor and an increase in non-revenue mile percentage were attributable to less freight demand.

Revenue for TruckersB2B was $10.0 million in fiscal 2007, compared to $8.3 million in fiscal 2006. The TruckersB2B revenue increase resulted from an increase in member usage of the tire discount programs in addition to an increase in total fleets using the programs.

Salaries, wages, and employee benefits were $144.8 million, or 33.5% of freight revenue, for fiscal 2007, compared to $144.6 million, or 34.9% of freight revenue, for fiscal 2006. In fiscal 2006, we experienced an increase in our salaries, wages, and benefits as a percentage of freight revenue due to increased company miles, which increased driver wages, and increased stock-based compensation expense. The decrease in stock-based compensation expense in fiscal 2007, although partially offset by a 2.4% increase in company miles, which in turn increased driver wages, resulted in this category returning to historical levels.

Fuel expenses, net of fuel surcharge revenue of $69.7 million and $65.7 million for fiscal 2007 and fiscal 2006, respectively, increased to $46.6 million, or 10.8% of freight revenue, for fiscal 2007, compared to $43.5 million, or 10.5% of freight revenue, for fiscal 2006. These increases were due to an increase of 2.4% in company miles and an increase in average fuel prices of approximately $0.04 per gallon. In addition, we began to experience lower fuel economy and higher costs of fuel from the installation of EPA-mandated new engines and use of ultra-low-sulfur diesel fuel. Higher fuel prices and lower fuel economy will increase our operating expenses to the extent we cannot offset them with surcharges.

Operations and maintenance consist of direct operating expense, maintenance, and tire expense. This category increased to $32.3 million, or 7.5% of freight revenue, for fiscal 2007, from $29.4 million, or 7.1% of freight revenue, for fiscal 2006. These increases were due to an increase in the size of our tractor fleet, an increase in costs associated with accident repair and various direct expenses such as toll expense, cargo handling expense, and increased expenses related to harsh weather. These increases were partially offset by the decrease in our maintenance costs attributable to a younger tractor fleet.

Insurance and claims expense was $13.1 million, or 3.0% of freight revenue, for fiscal 2007, compared to $13.7 million, or 3.3% of freight revenue, for fiscal 2006. Our insurance expense consists of premiums and deductible amounts for liability, physical damage, and cargo damage insurance. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. Insurance and claims expense will vary based primarily on the frequency and severity of claims, the level of self-retention, and the premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to $21.9 million, or 5.1% of freight revenue, in fiscal 2007 from $12.4 million, or 3.0% of freight revenue, for fiscal 2006. The majority of these increases can be attributed to the addition of tractors purchased with cash and borrowings and the conversion of operating leases to capital leases related to approximately 3,700 trailers. The remaining increase in this expense category was attributable to the acquisition of certain assets of Digby in October 2006, Warrior in February 2007, and Air Road in June 2007. In the third and fourth quarters of fiscal 2007, the Company declared its intent to purchase certain trailers previously financed with operating leases, resulting in a change from operating to capital lease classification. The conversion of the trailer leases resulted in a decrease in our revenue equipment rentals. Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases. In the near term we expect to purchase new equipment primarily with cash or finance new trailers with operating leases. Accordingly, going forward we expect depreciation and amortization will increase as a percentage of freight revenue and revenue equipment rentals will decrease as a percentage of freight revenue as depreciation expense associated with tractors and trailers acquired with cash or borrowings will more than offset decreased depreciation resulting from financing new trailer acquisitions with operating leases.

Revenue equipment rentals were $31.9 million, or 7.4% of freight revenue, in fiscal 2007, compared to $39.6 million, or 9.6% of freight revenue, for fiscal 2006. These decreases were attributable to a decrease in our tractor and trailer fleet financed under operating leases as discussed under depreciation and amortization. As of June 30, 2007, we had financed 1,433 tractors and 1,916 trailers under operating leases, as compared to 1,440 tractors and 6,453 trailers as of June 2006. Given the level of new tractors expected to be purchased with cash or borrowings and new trailers expected to be financed under operating leases, we expect revenue equipment rentals will continue to decrease going forward.

Purchased transportation increased to $73.7 million, or 17.0% of freight revenue, for fiscal 2007, from $70.3 million, or 17.0% of freight revenue, for fiscal 2006. The increase in the overall dollar amount was primarily related to increased independent contractor expense, as the number of independent contractors increased by 13.7% to 399 at June 30, 2007, from 351 at June 30, 2006. This increase was partially due to increased payments to independent contractors resulting from fuel surcharges collected due to rising fuel costs, which are passed through to our independent contractors on a per mile basis. Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile. The number of independent contractors has grown over fiscal 2007 as the Company has partnered with several financing companies that are making it easier for drivers to purchase trucks.

All of our other expenses are relatively minor in amount, and there were no significant changes in these expenses.

Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, improved to 8.4% of freight revenue for fiscal 2007 from 8.1% for fiscal 2006.

In addition to other factors described above, Canadian exchange rate fluctuations principally impact salaries, wages, and benefits and purchased transportation and, therefore, impact our pretax margin and results of operations.

Income taxes increased to $14.2 million for fiscal 2007, from $12.9 million for fiscal 2006. Due to the non-deductible effects of our driver per diem pay structure, our tax rate will fluctuate from the 35% standard federal rate, in future periods as income fluctuates.

Fiscal year ended June 30, 2006, compared with fiscal year ended June 30, 2005

Total revenue increased by $43.4 million, or 9.9%, to $480.2 million for fiscal 2006, from $436.8 million for fiscal 2005. Freight revenue excludes $65.7 million and $37.1 million of fuel surcharge revenue for fiscal 2006 and 2005, respectively.

Freight revenue increased by $14.8 million, or 3.7%, to $414.5 million for fiscal 2006, from $399.7 million for fiscal 2005. This increase was primarily attributable to a 3.9% improvement in average freight revenue per total mile, excluding fuel surcharge, to $1.367 from $1.316. The improvement in average freight revenue per total mile resulted primarily from better overall freight rates in fiscal 2006 driven by a favorable relationship between freight demand and truckload capacity, a decrease in the percentage of our freight comprised of automotive parts and a corresponding increase in the percentage of our freight comprised of consumer non-durables. Average freight revenue per tractor per week, excluding fuel surcharge, which is our primary measure of asset productivity, increased 3.8% to $2,948 in fiscal 2006, from $2,841 for fiscal 2005, as a result of an increase in average freight revenue per total mile.

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

Fuel expenses, net of fuel surcharge revenue of $65.7 million and $37.1 million for fiscal 2006 and 2005, respectively, decreased to $43.5 million, or 10.5% of freight revenue, for fiscal 2006, compared to $44.4 million, or 11.1% of freight revenue, for the same period in fiscal 2005. Increased collections in fuel surcharges offset a 3.5% increase in company miles and an increase in average fuel prices of approximately $0.56 per gallon. In fiscal 2007, we expect to begin to experience lower fuel economy and potentially higher costs of fuel from the installation of EPA-mandated new engines and use of ultra-low-sulfur diesel fuel. Higher fuel prices and lower fuel economy will increase our operating expenses to the extent we cannot offset them with surcharges.

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

Revenue equipment rentals were $39.6 million, or 9.6% of freight revenue, in fiscal 2006, compared to $35.8 million, or 9.0% of freight revenue, for fiscal 2005. These increases were attributable to a higher proportion of our trailer fleet held under operating leases during the 2006 period, partially offset by the decreased use of operating leases to finance tractors. As of June 30, 2006, we had financed 1,440 tractors and 6,453 trailers under operating leases, as compared to 1,836 tractors and 5,583 trailers as of June 2005. Given the level of new tractors purchased with cash or borrowings under our credit facility and new trailers financed under operating leases, we expect revenue equipment rentals will decrease going forward.

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

Income taxes increased to $12.9 million for fiscal 2006, from $9.4 million for fiscal 2005. Due to the non-deductible effects of our driver per diem pay structure, our tax rate will fluctuate from the 35% standard federal rate, in future periods as income fluctuates.

Liquidity and Capital Resources

Trucking is a capital-intensive business. We require cash to fund our operating expenses (other than depreciation and amortization), to make capital expenditures and acquisitions, and to repay debt, including principal and interest payments. Other than ordinary operating expenses, we anticipate that capital expenditures for the acquisition of revenue equipment will constitute our primary cash requirement over the next twelve months. We frequently consider potential acquisitions, and if we were to consummate an acquisition, our cash requirements would increase and we may have to modify our expected financing sources for the purchase of tractors. Subject to any required lender approval, we may make acquisitions, although we do not have any specific acquisition plans at this time. Our principal sources of liquidity are cash generated from operations, bank borrowings, capital and operating lease financing of revenue equipment, and proceeds from the sale of used revenue equipment.

As of June 30, 2007, we had on order 125 tractors and 1,500 trailers for delivery through fiscal 2008. These revenue equipment orders represent a capital commitment of approximately $45.2 million, before considering the proceeds of equipment dispositions. In fiscal 2007, we purchased most of our new tractors, and we acquired most of the new trailers under off-balance sheet operating leases. In the third and fourth quarters of fiscal 2007, we also declared our intent to purchase approximately 3,700 trailers at the end of the respective lease term, resulting in a change from operating lease to capital lease classification. At June 30, 2007, our total balance sheet debt, including capital lease obligations and current maturities, was $94.6 million, compared to $12.0 million at June 30, 2006, and $7.3 million at June 30, 2005. Our debt-to-capitalization ratio (total balance sheet debt as a percentage of total balance sheet debt plus total stockholders’ equity) was 39.1% at June 30, 2007, 9.0% at June 30, 2006, and 6.9% at June 30, 2005.

We believe we will be able to fund our operating expenses, as well as our current commitments for the acquisition of revenue equipment, over the next twelve months with a combination of cash generated from operations, borrowings available under secured equipment financing or our primary credit facility, equipment sales, and lease financing arrangements. We will continue to have significant capital requirements over the long term, and the availability of the needed capital will depend upon our financial condition and operating results and numerous other factors over which we have limited or no control, including prevailing market conditions and the market price of our common stock. However, based on our operating results, anticipated future cash flows, current availability under our credit facility, and sources of equipment lease financing that we expect will be available to us, we do not expect to experience significant liquidity constraints in the foreseeable future.

Cash Flows

We generated net cash from operating activities of $53.6 million in fiscal 2007, $30.7 million in fiscal 2006, and $28.4 million in fiscal 2005. The increase in net cash provided by operations in fiscal 2007 from fiscal 2006 is due primarily to the increase of depreciation and amortization and an increase in deferred taxes due to accelerated depreciation from purchasing tractors.

Net cash used in investing activities was $61.2 million for fiscal 2007, compared to $44.3 million for fiscal 2006, and $9.6 million for fiscal 2005. Approximately $32.4 million of the cash used in investing activities for fiscal 2007 was related to our purchases of Digby in October 2006, Warrior in February 2007, and Air Road in June 2007. Approximately $22.7 million of the cash used in investing activities for fiscal 2005 was related to our purchase of certain assets of CX Roberson in January of 2005. Cash used in (provided by) investing activities includes the net cash effect of acquisitions and dispositions of revenue equipment during each year. Capital expenditures primarily for tractors and trailers (including lease buyouts and new equipment purchases) totaled $66.8 million in fiscal 2007, excluding the assets purchased from Digby, Warrior, and Air Road, $95.8 million in fiscal 2006, and $25.2 million in fiscal 2005, including the value of equipment purchased under capital leases and excluding the assets purchased from CX Roberson. We generated proceeds from the sale of property and equipment of $37.9 million in fiscal 2007, $51.4 million in fiscal 2006, and $39.8 million in fiscal 2005 (including $7.6 million from the CX Roberson acquisition).

Net cash provided by financing activities was $7.2 million in fiscal 2007, compared to $4.2 million in fiscal 2006, and net cash used of $8.0 million in fiscal 2005. Financing activity represents bank borrowings (new borrowings, net of repayments) and payment of the principal component of capital lease obligations.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for our revenue equipment. Our operating leases include some under which we do not guarantee the value of the asset at the end of the lease term (“walk-away leases”) and some under which we do guarantee the value of the asset at the end of the lease term (“residual value”). Therefore, we are subject to the risk that equipment value may decline in which case we would suffer a loss upon disposition and be required to make cash payments because of the residual value guarantees. We were obligated for residual value guarantees related to operating leases of $62.7 million at June 30, 2007 compared to $78.7 million at June 30, 2006. A small portion of these amounts is covered by repurchase and/or trade agreements we have with the equipment manufacturer. We believe that any residual payment obligations that are not covered by the manufacturer will be satisfied, in the aggregate, by the value of the related equipment at the end of the lease. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We anticipate that going forward we will use cash generated from operations to finance tractor purchases and operating leases to finance trailer purchases.

Prior to fiscal 2006, we financed most of our new tractors and trailers under operating leases, which are not reflected on our balance sheet. In fiscal 2006, we began purchasing most of our new tractors using cash and borrowings under our credit facility, while still financing our new trailers with operating leases. The use of operating leases also affects our statement of cash flows. For assets subject to these operating leases, we do not record depreciation as an increase to net cash provided by operations, nor do we record any entry with respect to investing activities or financing activities.

Primary Credit Agreement

On September 26, 2005, the Company, Celadon Trucking Services, Inc. (“CTSI”), Celadon Logistics Services, Inc. (“CLSI”), and TruckersB2B entered into an unsecured Credit Agreement with LaSalle Bank National Association, as administrative agent, and LaSalle Bank National Association, Fifth Third Bank (Central Indiana), and JPMorgan Chase Bank, N.A., as lenders, which matures on September 24, 2010 (the “Credit Agreement”). The Credit Agreement was used to refinance the Company’s then-existing credit facility and was intended to provide for ongoing working capital needs and general corporate purposes. Borrowings under the Credit Agreement are based, at the option of the Company, on a base rate equal to the greater of the federal funds rate plus 0.5% and the administrative agent’s prime rate or LIBOR plus an applicable margin between 0.75% and 1.125% that is adjusted quarterly based on cash flow coverage. The Credit Agreement is guaranteed by Celadon E-Commerce, Inc., Celadon Canada, Inc. (“CelCan”), and Servicios de Transportation Jaguar, S.A. de C.V., (“Jaguar”), each of which is a subsidiary of the Company.

The Credit Agreement has a maximum revolving borrowing limit of $50.0 million, and the Company may increase the revolving borrowing limit by an additional $20.0 million, to a total of $70.0 million. Letters of credit are limited to an aggregate commitment of $15.0 million and a swing line facility has a limit of $5.0 million. A commitment fee that is adjusted quarterly between 0.15% and 0.225% per annum based on cash flow coverage is due on the daily unused portion of the Credit Agreement. The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, mergers, consolidations, acquisitions and dispositions, and total indebtedness. We were in compliance with these covenants at June 30, 2007, and expect to remain in compliance for the foreseeable future. At June 30, 2007, $18.0 million of our credit facility was utilized as outstanding borrowings and $4.8 million was utilized for standby letters of credit.

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

Contractual Obligations and Commitments

As of June 30, 2007, our bank loans, capitalized leases, operating leases, other debts, and future commitments have stated maturities or minimum annual payments as follows:

	Cash Requirements as of June 30, 2007 (in thousands) Payments Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years

Operating leases	$72,406	$24,056	$21,491	$11,647	$15,212
Lease residual value guarantees	62,736	15,092	30,592	---	17,052
Capital lease obligations(1)	63,363	8,630	17,134	35,767	1,832
Long-term debt (1)	42,036	12,597	11,040	18,399	---

Sub-total	240,541	60,375	80,257	65,813	34,096

Future purchase of revenue equipment	45,150	12,703	5,812	5,811	20,824
Employment and consulting agreements(2)	793	717	76	---	---
Standby letters of credit	4,825	4,825	---	---	---

Total contractual and cash obligations	$291,309	$78,620	$86,145	$71,624	$54,920
________________
(1)	Includes interest.
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

Depreciation of Property and Equipment. We depreciate our property and equipment using the straight-line method over the estimated useful life of the asset. We generally use estimated useful lives of 2 to 7 years for new tractors and trailers, and estimated salvage values for new tractors and trailers generally range from 35% to 50% of the capitalized cost. Useful lives and salvage values for equipment obtained through acquisitions are considered separately on a case-by-case basis.  Gains and losses on the disposal of revenue equipment are included in depreciation expense in our statements of operations.

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

Operating leases. We have financed a substantial percentage of our tractors and trailers with operating leases. These leases generally contain residual value guarantees, which provide that the value of equipment returned to the lessor at the end of the lease term will be no lower than a negotiated amount. To the extent that the value of the equipment is below the negotiated amount, we are liable to the lessor for the shortage at the expiration of the lease. For approximately 9% of our tractors under operating lease, we have residual value guarantees from the manufacturer at amounts equal to our residual obligation to the lessors. For all other equipment (or to the extent we believe any manufacturer will refuse or be unable to meet its obligation), we are required to recognize additional rental expense to the extent we believe the fair market value at the lease termination will be less than our obligation to the lessor.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the expected impact of adopting SFAS 159 on our consolidated financial position and results of operations when it becomes effective.

In September 2006, FASB issued SFAS (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. This statement was published due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are among the many accounting pronouncements that require fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Additionally, prospective application of this statement is required as of the beginning of the fiscal year in which it is initially applied. SFAS 157 is not expected to have a material impact upon our financial position, results of operations and cash flows.

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective as of the end of the fiscal year ending after December 15, 2006. As of June 30, 2007, management believes that SFAS No. 158 will have no effect on the financial position, results of operations, and cash flows of the Company.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Our effective date of this interpretation is July 1, 2007, the first fiscal year beginning after December 15, 2006. We are continuing to evaluate the impact of the adoption of FIN 48 on our consolidated financial statements.  Based on our current evaluation we do not expect a material impact on our financials.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

We experience various market risks, including changes in interest rates, foreign currency exchange rates, and fuel prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes, nor when there are no underlying related exposures.

Interest Rate Risk. We are exposed to interest rate risk principally from our primary credit facility. The credit facility carries a maximum variable interest rate of either the bank’s base rate or LIBOR plus 1.125%. At June 30, 2007, the interest rate for revolving borrowings under our credit facility was LIBOR plus 0.875%. At June 30, 2007, we had $18.0 million variable rate term loan borrowings outstanding under the credit facility. A hypothetical 10% increase in the bank’s base rate and LIBOR would be immaterial to our net income.

Foreign Currency Exchange Rate Risk. We are subject to foreign currency exchange rate risk, specifically in connection with our Canadian operations. While virtually all of the expenses associated with our Canadian operations, such as independent contractor costs, company driver compensation, and administrative costs, are paid in Canadian dollars, a significant portion of our revenue generated from those operations is billed in U.S. dollars because many of our customers are U.S. shippers transporting goods to or from Canada. As a result, increases in the Canadian dollar exchange rate adversely affect the profitability of our Canadian operations. Assuming revenue and expenses for our Canadian operations identical to the year ended June 30, 2007 (both in terms of amount and currency mix), we estimate that a $0.01 increase in the Canadian dollar exchange rate would reduce our annual net income by approximately $156,000.  As of June 30, 2007, we had none of our currency exposure hedged.

We generally do not face the same magnitude of foreign currency exchange rate risk in connection with our intra-Mexico operations conducted through our Mexican subsidiary, Jaguar, because our foreign currency revenues are generally proportionate to our foreign currency expenses for those operations. For purposes of consolidation, however, the operating results earned by our subsidiaries, including Jaguar, in foreign currencies are converted into United States dollars. As a result, a decrease in the value of the Mexican peso could adversely affect our consolidated results of operations. Assuming revenue and expenses for our Mexican operations identical to the year ended June 30, 2007 (both in terms of amount and currency mix), we estimate that a $0.01 decrease in the Mexican peso exchange rate would reduce our annual net income by approximately $66,000.

Commodity Price Risk. Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability. Fuel is subject to economic, political, and market factors that are outside of our control. Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through the collection of fuel surcharges. However, fuel surcharges do not always fully offset increases in fuel prices. In addition, from time-to-time we may enter into derivative financial instruments to reduce our exposure to fuel price fluctuations. As of June 30, 2007, we had none of our estimated fuel purchases hedged.

Item 8.           Financial Statements and Supplementary Data

The following statements are filed with this report:

Reports of Independent Registered Public Accounting Firm - KPMG LLP;
Consolidated Balance Sheets;
Consolidated Statements of Operations;
Consolidated Statements of Cash Flows;
Consolidated Statements of Stockholders’ Equity; and
Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Celadon Group, Inc.

We have audited the accompanying Consolidated Balance Sheets of Celadon Group, Inc. and subsidiaries as of June 30, 2007 and 2006, and the related Consolidated Statements of Operations, Stockholders’ Equity, and Cash Flows for each of the years in the three-year period ended June 30, 2007. In connection with our audits of the Consolidated Financial Statements, we also have audited the Consolidated Financial Statement schedule listed in the Index at Item 15. These Consolidated Financial Statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements and financial statement schedule based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Celadon Group, Inc. and subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic Consolidated Financial Statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, effective July 1, 2005 for accounting for share-based payments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Celadon Group, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 29, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG, LLP

Indianapolis, Indiana
August 29, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Celadon Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting set forth in Item 9A of Celadon Group, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2007, that Celadon Group, Inc. and subsidiaries maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Celadon Group, Inc. and subsidiaries maintained effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Celadon Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Celadon Group,Inc. and subsidiaries as of June 30, 2007 and 2006, and the related Consolidated Statements of Operations, Stockholders’ Equity, and Cash Flows for each of the years in the three-year period ended June 30, 2007, and our report dated August 29, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG, LLP

Indianapolis, Indiana
August 29, 2007

CELADON GROUP, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2007 and 2006
(Dollars in thousands)

ASSETS	2007	2006

Current assets:
Cash and cash equivalents	$1,190	$1,674
Trade receivables, net of allowance for doubtful accounts of $1,176 and $1,269 in 2007 and 2006, respectively	59,387	55,462
Prepaid expenses and other current assets	10,616	10,132
Tires in service	3,012	2,737
Equipment held for resale	11,154	---
Income tax receivable	1,526	5,216
Deferred income taxes	2,021	1,867
Total current assets	88,906	77,088
Property and equipment	240,898	121,733
Less accumulated depreciation and amortization	44,553	30,466
Net property and equipment	196,345	91,267
Tires in service	1,449	1,569
Goodwill	19,137	19,137
Other assets	1,076	1,005
Total assets	$306,913	$190,066

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,959	$4,369
Accrued salaries and benefits	11,779	16,808
Accrued insurance and claims	6,274	7,048
Accrued fuel expense	6,425	6,481
Other accrued expenses	12,157	12,018
Current maturities of long-term debt	10,736	975
Current maturities of capital lease obligations	6,228	507
Total current liabilities	61,558	48,206
Long-term debt, net of current maturities	28,886	9,608
Capital lease obligations, net of current maturities	48,792	933
Deferred income taxes	20,332	9,867
Minority interest	25	25
Stockholders’ equity:
Preferred stock, $1.00 par value, authorized 404,966 shares; no shares issued and outstanding	---	---
Common stock, $0.033 par value, authorized 40,000,000 shares; issued and outstanding 23,581,245 and 23,111,367 shares at June 30, 2007 and 2006, respectively	778	763
Additional paid-in capital	93,582	90,828
Retained earnings	54,345	32,092
Accumulated other comprehensive loss	(1,385)	(2,256)
Total stockholders’ equity	147,320	121,427
Total liabilities and stockholders’ equity	$306,913	$190,066

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended June 30, 2007, 2006, and 2005
(Dollars and shares in thousands, except per share amounts)

	2007	2006	2005
Revenue:
Freight revenue	$433,012	$414,465	$399,656
Fuel surcharges	69,680	65,729	37,107
Total revenue	502,692	480,194	436,763

Operating expenses:
Salaries, wages, and employee benefits	144,845	144,634	133,565
Fuel	116,251	109,253	81,517
Operations and maintenance	32,299	29,411	33,742
Insurance and claims	13,054	13,697	14,375
Depreciation and amortization	21,880	12,442	14,870
Revenue equipment rentals	31,900	39,601	35,848
Purchased transportation	73,699	70,305	73,012
Cost of products and services sold	6,961	5,433	4,807
Professional and consulting fees	2,249	2,698	2,624
Communications and utilities	4,838	4,148	4,218
Operating taxes and licenses	8,629	8,247	8,507
General and other operating	5,987	6,097	6,270
Total operating expenses	462,592	445,966	413,355

Operating income	40,100	34,228	23,408

Other (income) expense:
Interest income	(21)	(153)	(12)
Interest expense	3,532	933	1,430
Other	109	34	13
Income before income taxes	36,480	33,414	21,977
Provision for income taxes	14,228	12,866	9,397
Net income	$22,252	$20,548	$12,580

Earnings per common share:
Diluted earnings per share(1)	$0.94	$0.88	$0.55
Basic earnings per share(1)	$0.96	$0.90	$0.56
Weighted average shares outstanding:
Diluted(1)	23,698	23,386	23,013
Basic(1)	23,252	22,828	22,286
_________________________

(1)
Earnings per share amounts and average number of shares outstanding have been adjusted to give retroactive effect to the three-for-two stock splits effected in the form of a 50% stock dividend paid on February 15, 2006 and June 15, 2006.

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30, 2007, 2006, and 2005
(Dollars in thousands)

	2007	2006		2005

Cash flows from operating activities:
Net income	$22,252		$20,548	$12,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,625		12,985	14,027
(Gain) loss on sale of equipment	255		(543)	843
Provision (benefit) for deferred income taxes	10,311		2,017	(880)
Provision for doubtful accounts	366		786	736
Stock based compensation expense	1,827		5,059	(177)
Changes in assets and liabilities:
Trade receivables	(4,291)		(488)	(4,248)
Income tax receivable	3,690		(5,216)	---
Tires in service	(154)		741	1,196
Prepaid expenses and other current assets	(484)		(3,805)	2,512
Other assets	381		1,164	258
Accounts payable and accrued expenses	(2,185)		(639)	4,266
Income tax payable	---		(1,957)	(2,676)
Net cash provided by operating activities	53,593		30,652	28,437
Cash flows from investing activities:
Purchase of property and equipment	(66,783)		(95,753)	(25,214)
Proceeds on sale of property and equipment	37,933		51,417	39,803
Purchase of minority shares of subsidiary	---		---	(1,525)
Purchase of businesses	(32,383)		---	(22,700)
Net cash used in investing activities	(61,233)		(44,336)	(9,636)
Cash flows from financing activities:
Proceeds from issuance of common stock	985		1,060	2,026
Tax benefit from issuance of common stock	12		635	436
Proceeds of long-term debt	13,250		4,750	---
Payments on long-term debt	(4,180)		(1,354)	(7,235)
Principal payments on capital lease obligations	(2,911)		(848)	(3,269)
Net cash provided by (used in) financing activities	7,156		4,243	(8,042)
Increase (decrease) in cash and cash equivalents	(484)		(9,441)	10,759
Cash and cash equivalents at beginning of year	1,674		11,115	356
Cash and cash equivalents at end of year	$1,190		$1,674	$11,115
Supplemental disclosure of cash flow information:
Interest paid	$3,475		$914	$1,426
Income taxes paid	$6,701		$17,141	$12,153
Supplemental disclosure of non-cash investing activities:
Lease obligation/debt incurred in the purchase of equipment	$76,461		$2,131	$2,444
Note payable obligation incurred in purchase of minority shares	---	$	---	910

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended June 30, 2007, 2006, and 2005
(Dollars in thousands, except share amounts)

	Common Stock No. of Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Unearned Compensation		Total Stock- Holders’ Equity

Balance at June 30, 2004	21,935,182	$724	$86,186	$(1,036)	$(2,355)		$(689)	$82,830

Net income	---	---	---	12,580	---		---	12,580
Equity adjustments for foreign currency translation, net of tax	---	---	---	---	322		---	322
Comprehensive income	---	---	---	12,580	322		---	12,902
Tax benefits from stock options	---	---	436	---	---		---	436
Secondary stock offering	---	---	(25)	---	---		---	(25)
Restricted stock grants	---	---	319	---	---		(22)	297
Exercise of incentive stock options	678,328	22	2,029	---	---		---	2,051
Balance at June 30, 2005	22,613,510	$746	$88,945	$11,544	$(2,033)		$(711)	$98,491

Net income	---	---	---	20,548	---		---	20,548
Equity adjustments for foreign currency translation, net of tax	---	---	---	---	(223)		---	(223)
Comprehensive income (loss)	---	---	---	20,548	(223)		---	20,325
Tax benefits from stock options	---	---	635	---	---		---	635
Secondary stock offering	(172)	---	---	---	---		---	---
Restricted stock grants	121,680	4	201	---	---		711	916
Exercise of incentive stock options	376,349	13	1,047	---	---		---	1,060
Balance at June 30, 2006	23,111,367	$763	$90,828	$32,092	$(2,256)	$	---	$121,427

Net income		---	---	22,253	---		---	22,253
Equity adjustments for foreign currency translation, net of tax	---	---	---	---	871		---	871
Comprehensive income	---	---	---	22,253	871		---	23,124
Tax benefits from stock options	---	---	12	---	---		---	12
Restricted stock and options expensing	68,160	2	1,770	---	---		---	1,772
Exercise of incentive stock options	401,718	13	972	---	---		---	985
Balance at June 30, 2007	23,581,245	$778	$93,582	$54,345	$(1,385)	$	---	$147,320

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

(1)	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Celadon Group, Inc. (the “Company”), through its subsidiaries, provides long haul, full truckload services between the United States, Canada, and Mexico. The Company’s primary trucking subsidiaries are: Celadon Trucking Services, Inc. (“CTSI”), a U.S. based company; Celadon Logistics Services, Inc. (“CLSI”), a U.S. based company; Servicio de Transportation Jaguar, S.A. de C.V. (“Jaguar”), a Mexican based company; and Celadon Canada, Inc. (“CelCan”), a Canadian based company.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Such estimates include provisions for liability claims and uncollectible accounts receivable. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade receivables. The Company performs ongoing credit evaluations of its customers and does not require collateral for its accounts receivable. The Company maintains reserves which management believes are adequate to provide for potential credit losses. Uncollectible accounts receivable are written off against the reserves. Concentrations of credit risk with respect to trade receivables are generally limited due to the Company’s large number of customers and the diverse range of industries, which they represent. Accounts receivable balances due from any single customer did not total more than 10% of the Company’s gross trade receivables at June 30, 2007.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

Property and Equipment

Property and equipment are stated at cost. Property and equipment under capital leases are stated at fair value at the inception of the lease.

Depreciation of property and equipment and amortization of assets under capital leases is generally computed using the straight-line method and is based on the estimated useful lives of the related assets (net of salvage value) as follows:

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

Goodwill

The consolidated balance sheets at June 30, 2007 and 2006, included goodwill of acquired businesses of approximately $19.1 million for both years. These amounts have been recorded as a result of business acquisitions accounted for under the purchase method of accounting. Prior to July 1, 2001, goodwill from each acquisition was generally amortized on a straight-line basis. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which we adopted as of July 1, 2001, goodwill is tested for impairment annually (or more often, if an event or circumstance indicates that an impairment loss has been incurred) in lieu of amortization. During the fourth quarter of fiscal 2007, we completed our most recent annual impairment test for that fiscal year and concluded that there was no indication of impairment.

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

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

TruckersB2B, Inc. purchased 2,128,345 shares of its Common Stock into treasury for $2,435,175, which was accounted for using the purchase method in accordance with SFAS 141 “Business Combinations”, during fiscal 2005. See Note 3 to the Consolidated Financial Statements for further disclosure.

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

Advertising

Advertising costs are expensed as incurred by the Company. Advertising expenses for fiscal 2007, 2006, and 2005 were $1.4 million, $1.1 million, and $1.3 million, respectively, and are included in salaries, wages, and employee benefits and other operating expenses in the Consolidated Statements of Operations.

Income Taxes

Deferred taxes are recognized for the future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting, based on enacted tax laws and rates. Federal income taxes are provided on the portion of the income of foreign subsidiaries that is expected to be remitted to the United States.

Accounting for Derivatives

The Company had no derivative financial instruments in place in fiscal 2007, 2006, or 2005 to reduce exposure to fuel and currency price fluctuations. SFAS 133, Accounting for Certain Derivatives and Hedging Activities, requires that all derivative instruments be recorded on the balance sheet at their respective fair values.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

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

Stock-based Employee Compensation Plans

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payments (“SFAS No. 123(R)”), revising SFAS No. 123, Accounting for Stock Based Compensation; superseding Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance; and amending SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires companies to recognize the grant date fair value of stock options and other equity-based compensation issued to employees in its income statement. We adopted this statement effective July 1, 2005. Our adoption of SFAS No. 123(R) impacted our results of operations by increasing salaries, wages, and related expenses, increasing additional paid-in capital, and increasing deferred income taxes. See Footnote 7 for the impact to the Company.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the expected impact of adopting SFAS 159 on our consolidated financial position and results of operations when it becomes effective.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This statement was published due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are among the many accounting pronouncements that require fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Additionally, prospective application of this statement is required as of the beginning of the fiscal year in which it is initially applied. SFAS 157 is not expected to have a material impact upon our financial position, results of operations and cash flows.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement requires an employer  to  recognize the overfunded or underfunded status of  a  defined benefit postretirement plan (other than a multiemployer plan) as an  asset or  liability  in  its  statement of financial position  and  to  recognize changes in  that  funded  status in the year in which  the  changes  occur through  comprehensive  income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective as of the end of the fiscal year ending after December 15, 2006. As of June 30, 2007, management believes that SFAS No. 158 will have no effect on the financial position, results of operations, and cash flows of the Company.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Our effective date of this interpretation is July 1, 2007, the first fiscal year beginning after December 15, 2006.  We are continuing to evaluate the impact of the adoption of FIN 48 on our consolidated financial statements.  Based on our current evaluation we do not expect a material impact on our financials.

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

On June 5, 2007, the Company acquired certain assets of Air Road Express Inc. (“Air Road”). Pursuant to the asset purchase agreement, our wholly-owned subsidiary, CTSI, acquired Air Road’s truckload business, including 53 tractors and 102 trailers for approximately $2.9 million, of which $1.3 million was allocated to equipment held for resale and $1.6 million was allocated to property, plant, and equipment. In connection with the acquisition, we offered employment to approximately 80 qualified, former Air Road drivers.

On February 28, 2007, the Company acquired certain assets of Warrior Services Inc. d/b/a Warrior Xpress (“Warrior”). Pursuant to the asset purchase agreement, our wholly-owned subsidiary, CTSI, acquired Warrior’s truckload business, including 82 tractors and 287 trailers for approximately $8.3 million, the entire amount of which was allocated to equipment held for resale, of which $4.0 million is remaining. In connection with the acquisition, we offered employment to approximately 110 qualified, former Warrior drivers.

On October 6, 2006, the Company acquired certain assets of Erin Truckways Ltd., d/b/a Digby Truck Line, Inc. (“Digby”). Pursuant to the asset purchase agreement, our wholly-owned subsidiary, CTSI, acquired Digby’s truckload business, including approximately 270 tractors and 590 trailers for approximately $21.2 million, which was allocated $13.0 million to equipment held for resale, of which we have sold $8.8 million, and the remaining $8.2 million to tractors and trailers. In connection with the acquisition, we offered employment to approximately 150 qualified, former Digby drivers.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

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

In fiscal 2005, TruckersB2B, Inc. purchased 2,013,276 shares of its Common Stock into treasury for $2,435,000. An 18-month note payable for $910,000 was issued with the difference settled in cash. Celadon Group, Inc. and subsidiaries own 100% of the outstanding shares of TruckersB2B, Inc. The $2,435,000 of TruckersB2B treasury stock was accounted for using the purchase method in accordance with SFAS 141 “Business Combinations”.

(4)	PROPERTY, EQUIPMENT, AND LEASES

Property and equipment consists of the following (in thousands):

	2007	2006
Revenue equipment owned	$158,924	$97,721
Revenue equipment under capital leases	57,510	2,009
Furniture and office equipment	4,850	4,528
Land and buildings	15,942	14,269
Service equipment	1,123	1,080
Leasehold improvements	2,550	2,126
	$240,898	$121,733

Included in accumulated depreciation was $2.0 million and $0.6 million in 2007 and 2006, respectively, related to revenue equipment under capital leases. Depreciation and amortization expense relating to property and equipment owned and revenue equipment under capital leases, including gains (losses) on disposition of equipment and impairment of trailers, was $21.9 million in 2007, $12.4 million in 2006, and $14.9 million in 2005.

(5)	LEASE OBLIGATIONS AND LONG-TERM DEBT

Lease Obligations

The Company leases certain revenue and service equipment under long-term lease agreements, payable in monthly installments.

Equipment obtained under capital leases is reflected on the Company’s balance sheet as owned and the related leases bear interest at rates ranging from 3.7% to 5.9% per annum, maturing at various dates through 2013.

Assets held under operating leases are not recorded on the Company’s balance sheet. The Company leases revenue and service equipment under noncancellable operating leases expiring at various dates through June 2013.

The Company leases warehouse and office space under noncancellable operating leases expiring at various dates through September 2021. Certain real estate leases contain renewal options.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

Total rental expense under operating leases was as follows for 2007, 2006, and 2005 (in thousands):

	2007	2006	2005
Revenue and service equipment	$31,900	$39,601	$35,848
Office facilities and terminals	3,094	2,423	2,298
	$34,994	$42,024	$38,146

Future minimum lease payments relating to capital leases and to operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

Year ended June 30	Capital Leases	Operating Leases

2008	$8,629	$39,148
2009	8,593	29,977
2010	8,542	22,106
2011	16,896	5,823
2012	18,871	5,823
Thereafter	1,832	32,265
Total minimum lease payments	$63,363	$135,142
Less amounts representing interest	8,343
Present value of net minimum lease payments	$55,020
Less current maturities	6,228
Non-current portion	$48,792

The Company is obligated for lease residual value guarantees of $62.7 million, with $15.1 million due in the first year. The guarantees are included in the future minimum lease payments above. To the extent the expected value at lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term.

Long-Term Debt

The Company’s outstanding borrowings excluding capital leases set forth above consist of the following at June 30 (in thousands):

	2007	2006
Outstanding amounts under Credit Agreement	$18,000	$4,750
Other borrowings	21,622	5,833
	39,622	10,583
Less current maturities	10,736	975
Non-current portion	$28,886	$9,608

Lines of Credit

On September 26, 2005, the Company, CTSI, CLSI, and TruckersB2B entered into an unsecured Credit Agreement with LaSalle Bank National Association, as administrative agent, and LaSalle Bank National Association, Fifth Third Bank (Central Indiana), and JPMorgan Chase Bank, N.A., as lenders, which matures on September 24, 2010 (the “Credit Agreement”). The Credit Agreement was used to refinance the Company’s then-existing credit facility and is intended to provide for ongoing working capital needs and general corporate purposes. Borrowings under the Credit Agreement are based, at the option of the Company, on a base rate equal to the greater of the federal funds rate plus 0.5% and the administrative agent’s prime rate or LIBOR plus an applicable margin between 0.75% and 1.125% that is adjusted quarterly based on cash flow coverage.  The effective rate for the month of June 2007 was 7.18%.  The Credit Agreement is guaranteed by Celadon E-Commerce, Inc., CelCan, and Jaguar, each of which is a subsidiary of the Company.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

The Credit Agreement has a maximum revolving borrowing limit of $50.0 million, and the Company may increase the revolving borrowing limit by an additional $20.0 million, to a total of $70.0 million. Letters of credit are limited to an aggregate commitment of $15.0 million and a swing line facility has a limit of $5.0 million. A commitment fee that is adjusted quarterly between 0.15% and 0.225% per annum based on cash flow coverage is due on the daily unused portion of the Credit Agreement. The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, mergers, consolidations, acquisitions and dispositions, and total indebtedness. We were in compliance with these covenants at June 30, 2007. At June 30, 2007, $18.0 million of our credit facility was utilized as outstanding borrowings and $4.8 million was utilized for standby letters of credit.

Other Borrowings

Other borrowings consist primarily of mortgage debt financing and notes payable for equipment purchase, which are collateralized by the equipment. At June 30, 2007, the interest rate charged on outstanding borrowings ranged from 5.8% to 7.5%.

Maturities of long-term debt for the years ending June 30 are as follows (in thousands):

2007	$10,736
2008	8,344
2009	2,159
2010	18,339
2011	44
$39,622

(6)	EMPLOYEE BENEFIT PLANS

401(k) Profit Sharing Plan

The Company has a 401(k) profit sharing plan, which permits U.S. employees of the Company to contribute up to 50% of their annual compensation, up to certain Internal Revenue Service limits, on a pretax basis. The contributions made by each employee are fully vested immediately and are not subject to forfeiture. The Company makes a discretionary matching contribution of up to 50% of the employee’s contribution up to 5% of their annual compensation. The aggregate Company contribution may not exceed 5% of the employee’s compensation. Employees vest in the Company’s contribution to the plan at the rate of 20% per year from the date of employee anniversary. Contributions made by the Company during 2007, 2006, and 2005 amounted to $331,000, $396,000, and $403,000, respectively.

(7)	STOCK PLANS

On July 1, 2005, the Company adopted SFAS 123(R) using the modified prospective method. This Statement requires all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based upon a grant-date fair value of an award as opposed to the intrinsic value method of accounting for stock-based employee compensation under APB No. 25, which the Company used for the preceding years.

In January 2006, shareholders approved the 2006 Omnibus Plan (“2006 Plan”) that provides various vehicles to compensate the Company’s key employees. The 2006 Plan utilizes such vehicles as stock options, restricted stock grants, and stock appreciation rights (“SARs”). The 2006 Plan authorized the Company to grant 1,687,500 shares. In fiscal 2007 the Company granted 20,000 stock options and 68,160 restricted stock grants. In fiscal 2006 the Company granted 689,445 stock options and 121,680 restricted stock grants. The Company is authorized to grant an additional 800,871 shares.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

The total compensation cost that has been recorded for such stock-based awards was an expense of $1.8 million in fiscal 2007, and $5.1 million in fiscal 2006, and $0.6 million in fiscal 2005. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.8 million in fiscal 2007.

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

A summary of the activity of the Company’s stock option plans as of June 30, 2007 and changes during the period then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at July 1, 2005	1,175,519	$2.88	---	---
Granted	689,445	$12.81	---	---
Exercised	(376,349)	$2.81	---	---
Forfeited or expired	(41,905)	$9.43	---	---
Outstanding at June 30, 2006	1,446,710	$7.44	5.80	$21,118,912
Granted	20,000	$18.84	---	---
Exercised	(401,718)	$2.45	---	---
Outstanding at June 30, 2007	1,064,992	$9.54	7.06	$6,879,503
Exercisable at June 30, 2007	549,001	$6.24	5.65	$5,346,342

The total intrinsic value of options exercised during fiscal 2007, 2006, and 2005 was $5.3 million, $4.1 million, and $4.2 million, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	2007	2006	2005
Weighted average grant date fair value	$9.97	$5.59	$1.67
Dividend yield	0	0	0
Expected volatility	64.2%	50.1%	37.4%
Risk-free interest rate	4.92%	4.35%	3.77%
Expected lives	4 years	4 years	7 years

Expected volatility is based upon the historical volatility of the Company’s stock. The risk-free rate is based upon the U.S. Treasury yield curve in effect at the time of grant. Expected lives are based upon the historical experience of the Company.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

Restricted Shares
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at July 1, 2005	120,037	$6.02
Granted	121,680	$12.81
Vested	(38,137)	$5.89
Unvested at June 30, 2006	203,580	$10.10
Granted	68,160	$16.79
Vested	(68,558)	$8.96
Unvested at June 30, 2007	203,182	$12.73

Restricted shares granted to employees have been granted subject to achievement of certain performance targets and vest 25% each year, commencing with the first anniversary of the grant date. The weighted average grant date share prices were $16.79, $12.81, and $8.64 in fiscal 2007, 2006, and 2005, respectively.

As of June 30, 2007, we had $2.3 million and $2.2 million of total unrecognized compensation expense related to stock options and restricted stock, respectively, that is expected to be recognized over the remaining weighted average period of approximately 2.5 years for stock options and 1.8 years for restricted stock.

Stock Appreciation Rights

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at July 1, 2005	790,312	$7.15
Paid	(194,069)	$5.97
Forfeited	(24,806)	$7.41
Unvested at June 30, 2006	571,437	$7.73
Paid	(7,871)	$4.48
Forfeited	(309,176)	$7.10
Unvested at June 30, 2007	254,390	$8.59

Stock appreciation rights were granted to employees vesting on a 3 or 4 year vesting schedule; in addition, certain financial targets must be met for these shares to vest. The weighted average grant date share price was $7.73 and $8.61 for fiscal 2006 and 2005, respectively. The Company recognized a $1.9 million benefit and an expense of $4.1 million in fiscal 2007 and 2006, respectively, for vested stock appreciation rights.

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

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

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

Unless a 15% acquisition has occurred, the Rights may be redeemed by the Company at any time prior to the termination date of the plan.

(8)	EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators used in computing earnings per share (in thousands):

	2007	2006	2005

Net income	$22,252	$20,548	$12,580
Basic earnings per share:
Weighted - average number of common shares outstanding	23,252	22,828	22,286
Basic earnings per share	$0.96	$0.90	$0.56

Diluted earnings per share:
Weighted - average number of common shares outstanding	23,252	22,828	22,286
Effect of stock options and other incremental shares	446	558	727
Weighted-average number of common shares outstanding - diluted	23,698	23,386	23,013
Diluted earnings per share	$0.94	$0.88	$0.55

(9)	COMMITMENTS AND CONTINGENCIES

The Company has outstanding commitments to purchase approximately $45.2 million of revenue equipment at June 30, 2007.

Standby letters of credit, not reflected in the accompanying consolidated financial statements, aggregated approximately $4.8 million at June 30, 2007.

The Company has employment and consulting agreements with various key employees providing for minimum combined annual compensation over the next two fiscal years of $717,000 in fiscal 2008, and $76,000 in fiscal 2009.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

There are various claims, lawsuits, and pending actions against the Company and its subsidiaries in the normal course of the operation of their businesses with respect to cargo, auto liability, or income taxes.

On August 8, 2007, the 384th District Court of the State of Texas situated in El Paso, Texas, rendered a judgment against CTSI, for approximately $3.4 million in the case of Martinez v. Celadon Trucking Services, Inc., which was originally filed on September 4, 2002. The case involves a workers’ compensation claim of a former employee of CTSI who suffered a back injury as a result of a traffic accident. CTSI and the Company believe all actions taken were proper and legal and contend that the proper and exclusive place for resolution of this dispute was before the Indiana Workers Compensation Board. While there can be no certainty as to the outcome, the Company believes that the ultimate resolution of this dispute will not have a materially adverse effect on its consolidated financial position or results of operations. CTSI intends to vigorously appeal the decision.

(10)	INCOME TAXES

The income tax provision for operations in 2007, 2006, and 2005 consisted of the following (in thousands):

	2007	2006	2005
Current:
Federal	$3,509	$9,812	$8,324
State and local	1,181	1,262	1,364
Foreign	(773)	(225)	589
Total Current	3,917	10,849	10,277
Deferred:
Federal	9,593	1,869	(561)
State and local	524	210	(197)
Foreign	194	(62)	(122)
Total Deferred	10,311	2,017	(880)
Total	$14,228	$12,866	$9,397

No benefit has been recognized for U.S. federal income taxes on undistributed losses of foreign subsidiaries of approximately $650,000 at June 30, 2007.  Included in the consolidated income before income taxes is a loss of approximately $1.2 million from foreign operations in fiscal 2007.

The Company’s income tax expense varies from the statutory federal tax rate of 35% applied to income before income taxes as follows (in thousands):

	2007	2006	2005

Computed “expected” income tax expense	$12,768	$11,695	$7,693
State taxes, net of federal benefit	1,108	957	759
Non-deductible expenses	1,368	922	1,057
Other, net	(1,016)	(708)	(112)
Actual income tax expense	$14,228	$12,866	$9,397

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2007 and 2006 consisted of the following (in thousands):

	2007	2006
Deferred tax assets:
Allowance for doubtful accounts	$355	$402
Insurance reserves	2,491	1,907
Other	4,104	3,564
Total deferred tax assets	$6,950	$5,873

Deferred tax liabilities:
Property and equipment	$(19,735)	$(8,639)
Goodwill	(2,895)	(2,407)
Capital leases	(1,498)	(1,223)
Other	(1,133)	(1,604)
Total deferred tax liabilities	$(25,261)	$(13,873)

Net current deferred tax assets	$2,021	$1,867
Net non-current deferred tax liabilities	(20,332)	(9,867)
Total net deferred tax liabilities	$(18,311)	$(8,000)

As of June 30, 2007, the Company had operating loss carry-forwards of $2.0 million related to CelCan.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

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

	Fiscal year ended June 30, (Dollars in thousands)
	2007	2006	2005
Total revenues
Transportation	$492,692	$471,872	$428,936
E-Commerce	10,000	8,322	7,827
	502,692	480,194	436,763
Operating income
Transportation	38,539	32,708	21,846
E-Commerce	1,561	1,520	1,562
	40,100	34,228	23,408
Depreciation and amortization
Transportation	21,862	12,428	14,856
E-Commerce	18	14	14
	21,880	12,442	14,870
Interest income
Transportation	(21)	(153)	12

Interest expense
Transportation	3,532	888	1,353
E-Commerce	---	45	77
	3,532	933	1,430
Income before taxes
Transportation	34,882	31,939	20,492
E-Commerce	1,599	1,475	1,485
	36,481	33,414	21,977
Goodwill
Transportation	16,702	16,702	16,702
E-Commerce	2,435	2,435	2,435
	19,137	19,137	19,137
Total assets
Transportation	301,286	186,165	157,662
E-Commerce	5,627	3,901	2,846
	306,913	190,066	160,508

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

Information as to the Company’s operations by geographic area is summarized below (in thousands). The Company allocates total revenue based on the country of origin of the tractor hauling the freight.

	2007	2006	2005
Total revenue:
United States	$414,360	$393,090	$357,621
Canada	58,790	59,666	57,297
Mexico	29,542	27,438	21,845
Total	$502,692	$480,194	$436,763

Long lived assets:
United States	$198,886	$101,911	$70,822
Canada	9,211	4,719	4,891
Mexico	9,910	6,348	4,797
Total	$218,007	$112,978	$80,510

No customer accounted for more than 10% of the Company’s total revenue during any of its three most recent fiscal years.

(12)	SELECTED QUARTERLY DATA (Unaudited)

Summarized quarterly data for fiscal 2007 and 2006 follows (in thousands except per share amounts):

	Fiscal Year 2007
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

Total revenues	$127,728	$122,870	$120,400	$131,694
Operating expenses	116,087	111,893	112,780	121,832

Operating income	11,641	10,977	7,620	9,862
Other expense, net	279	773	1,030	1,538

Income before taxes	11,362	10,204	6,590	8,324
Income tax expense	4,249	4,139	2,660	3,180

Net income	$7,113	$6,065	$3,930	$5,144

Basic income per share	$0.31	$0.26	$0.17	$0.22
Diluted income per share	$0.30	$0.26	$0.17	$0.22

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

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

SCHEDULE I

CELADON GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS

Years ended June 30, 2007, 2006, and 2005

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period

Year ended June 30, 2005:
Allowance for doubtful accounts	$1,282,215	$736,130	$522,132	(a)	$1,496,213
Reserves for claims payable as self insurer	$8,710,354	$11,728,147	$9,656,215	(b)	$10,782,285

Year ended June 30, 2006:
Allowance for doubtful accounts	$1,496,213	$786,015	$1,013,303	(a)	$1,268,925
Reserves for claims payable as self insurer	$10,782,285	$9,728,359	$12,778,099	(b)	$7,732,545

Year ended June 30, 2007:
Allowance for doubtful accounts	$1,268,925	$366,099	$458,693	(a)	$1,176,331
Reserves for claims payable as self insurer	$7,732,545	$9,097,620	$9,708,932	(b)	$7,121,233
__________________

(a)	Represents accounts receivable write-offs.
(b)	Represents claims paid.

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

Based on their evaluation as of June 30, 2007, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Based on its assessment, management believes that, as of June 30, 2007, our internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of June 30, 2007, has been audited by KPMG LLP, the independent registered public accounting firm who also audited our consolidated financial statements. KPMG LLP’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears on page 30 herein.

Design and Changes in Internal Control over Financial Reporting

The design, monitoring, and revision of the system of internal accounting controls involves, among other things, management’s judgments with respect to the relative cost and expected benefits of specific control measures.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Certain information required to be set forth in Part III of this report is incorporated by reference to our definitive Proxy Statement which will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. Only those sections of the definitive Proxy Statement which specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report included in the definitive Proxy Statement.

Item 10.           Directors and Executive Officers of the Registrant

The information required by this Item, with the exception of the Code of Ethics disclosure below, is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2007 Annual Meeting of Stockholders.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics was filed as Exhibit 14 to our Annual Report on Form 10-K for the year ended June 30, 2003, filed with the SEC on September 19, 2003.

Item 11.           Executive Compensation

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2007 Annual Meeting of Stockholders.

Item 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item, is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2007 Annual Meeting of Stockholders. The following table provides certain information as of June 30, 2007, with respect to our compensation plans and other arrangements under which shares of our common stock are authorized for issuance.

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of June 30, 2007:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	882,410	$9.54	800,871

Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable

Item 13.           Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2007 Annual Meeting of Stockholders.

Item 14.           Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2007 Annual Meeting of Stockholders.

PART IV

Item 15.           Exhibits, Financial Statement Schedule

(b)    Exhibits (Numbered in accordance with Item 601 of Regulation S-K).

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

3.3	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2006.)
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

4.4	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2006.)
10.1	Celadon Group, Inc. 1994 Stock Option Plan. (Incorporated by reference to Exhibit B to the Company’s Proxy Statement on Schedule 14A, filed with the SEC October 17, 1997.) *
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

10.13	Stock Appreciation Rights Plan effective April 4, 2002. (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-K/A filed with the SEC on October 28, 2005.) *

10.14	Celadon Group, Inc., 2006 Omnibus Incentive Plan. (Incorporated by reference to Appendix B to the Company’s definitive proxy statement, filed with the SEC on December 19, 2005.) *
10.15
First Amendment to Credit Agreement dated December 23, 2005, among the Company, certain of it subsidiaries, LaSalle Bank National Association, and certain other lenders. (Incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 30, 2006.)

10.16
Celadon Group, Inc. Form of Award Notice for Employees for Restricted Stock Awards. (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2006.) *

10.17
Celadon Group, Inc. Form of Award Notice for Stephen Russell for Restricted Stock Award. (Incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2006.) *

10.18
Celadon Group, Inc. Form of Award Notice for Employees for Incentive Stock Option Grants. (Incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2006.) *

10.19
Celadon Group, Inc. Form of Award Notice for Non-Employee Directors for Non-Qualified Stock Option Grants. (Incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2006.) *

10.20
Asset Purchase Agreement dated October 6, 2006 by and among Erin Truckways, Ltd. d/b/a Digby Truckline, Inc., Cynthia J. Bedore, and Celadon Trucking Services, Inc.  (Incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 5, 2007.)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this August 29, 2007.

Celadon Group, Inc.

By:	/s/ Stephen Russell
Stephen Russell Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Russell	Chairman of the Board and	August 29, 2007
Stephen Russell	Chief Executive Officer (Principal Executive Officer)

/s/ Paul A. Will	Vice Chairman of the Board, Chief Financial Officer, Treasurer, and	August 29, 2007
Paul A. Will	Asst. Secretary (Principal Financial and Accounting Officer)

/s/ Michael Miller	Director	August 29, 2007
Michael Miller

/s/ Anthony Heyworth	Director	August 29, 2007
Anthony Heyworth

/s/ Cathy Langham	Director	August 29, 2007
Cathy Langham