Form 10-Q
period 2007-09-30
CELADON GROUP INC
filed 2007-10-31
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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
Yes [ ] No [X]

As of October 29, 2007 (the latest practicable date), 23,764,843 shares of the registrant’s common stock, par value $0.033 per share, were outstanding.

CELADON GROUP, INC.

Index to

September 30, 2007 Form 10-Q

Part I.    Financial Information

Item I.    Financial Statements
CELADON GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2007 and June 30, 2007
(Dollars in thousands except per share and par value amounts)

	September 30, 2007	June 30, 2007
	(unaudited)
A S S E T S

Current assets:
Cash and cash equivalents	$41	$1,190
Trade receivables, net of allowance for doubtful accounts of $1,059 and $1,176 at September 30, 2007 and June 30, 2007	61,170	59,387
Prepaid expenses and other current assets	14,857	10,616
Tires in service	3,338	3,012
Equipment held for resale	15,204	11,154
Income tax receivable	600	1,526
Deferred income taxes	1,712	2,021
Total current assets	96,922	88,906
Property and equipment	231,226	240,898
Less accumulated depreciation and amortization	51,179	44,553
Net property and equipment	180,047	196,345
Tires in service	1,261	1,449
Goodwill	19,137	19,137
Other assets	1,428	1,076
Total assets	$298,795	$306,913

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

Current liabilities:
Accounts payable	$12,366	$7,959
Accrued salaries and benefits	11,028	11,779
Accrued insurance and claims	6,954	6,274
Accrued fuel expense	6,526	6,425
Other accrued expenses	11,559	12,157
Current maturities of long-term debt	10,764	10,736
Current maturities of capital lease obligations	6,291	6,228
Total current liabilities	65,488	61,558
Long-term debt, net of current maturities	13,223	28,886
Capital lease obligations, net of current maturities	47,125	48,792
Deferred income taxes	21,568	20,332
Minority interest	25	25
Stockholders’ equity:
Preferred stock, $1.00 par value, authorized 404,966 shares; no shares issued and outstanding	---	---
Common stock, $0.033 par value, authorized 40,000,000 shares; issued 23,764,843 and 23,581,245 shares at September 30, 2007 and June 30, 2007	784	778
Retained earnings	56,846	54,345
Additional paid-in capital	94,753	93,582
Accumulated other comprehensive loss	(1,017)	(1,385)
Total stockholders’ equity	151,366	147,320
Total liabilities and stockholders’ equity	$298,795	$306,913

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended September 30, 2007 and 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

	2007	2006

Revenue:
Freight revenue	$113,854	$107,665
Fuel surcharges	19,925	20,063
Total revenue	$133,779	$127,728

Operating expenses:
Salaries, wages, and employee benefits	38,327	35,289
Fuel	33,522	30,674
Operations and maintenance	8,436	7,634
Insurance and claims	3,541	4,231
Depreciation and amortization	7,865	3,466
Revenue equipment rentals	6,972	9,333
Purchased transportation	21,970	18,340
Cost of products and services sold	1,723	1,867
Communications and utilities	1,231	1,094
Operating taxes and licenses	2,161	2,089
General and other operating	2,080	2,070
Total operating expenses	127,828	116,087

Operating income	5,951	11,641

Other (income) expense:
Interest income	(19)	(7)
Interest expense	1,314	301
Other (income) expense, net	44	(15)
Income before income taxes	4,612	11,362
Provision for income taxes	2,111	4,249
Net income	$2,501	$7,113

Earnings per common share:
Diluted earnings per share	$0.11	$0.30
Basic earnings per share	$0.11	$0.31
Average shares outstanding:
Diluted	23,753	23,542
Basic	23,465	23,272

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended September 30, 2007 and 2006
(Dollars in thousands)
(Unaudited)

	2007		2006

Cash flows from operating activities:
Net income		$2,501	$7,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		7,705	3,914
(Gain)\Loss on sale of equipment		160	(448)
Stock based compensation		211	(1,160)
Deferred income taxes		1,545	1,714
Provision for doubtful accounts		9	204
Changes in assets and liabilities:
Trade receivables		(1,793)	(2,284)
Income tax recoverable		926	2,586
Tires in service		(305)	(175)
Prepaid expenses and other current assets		(4,240)	(3,153)
Other assets		(56)	147
Accounts payable and accrued expenses		3,922	2,115
Net cash provided by operating activities		10,585	10,573

Cash flows from investing activities:
Purchase of property and equipment		(3,193)	(18,872)
Proceeds on sale of property and equipment		7,815	9,034
Net cash provided by/(used in) investing activities		4,622	(9,838)

Cash flows from financing activities:
Proceeds from issuances of common stock		883	782
Payments on long-term debt		(15,635)	(2,034)
Principal payments under capital lease obligations		(1,604)	(76)
Net cash used in financing activities		(16,356)	(1,328)

Decrease in cash and cash equivalents		(1,149)	(593)

Cash and cash equivalents at beginning of year		1,190	1,674
Cash and cash equivalents at end of year		$41	$1,081
Supplemental disclosure of cash flow information:
Interest paid		$1,275	$239
Income taxes paid		$151	$121
Supplemental disclosure of non-cash flow investing activities:
Lease obligation/debt incurred in the purchase of equipment	$	---	$1,789

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

1.    Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements include the accounts of Celadon Group, Inc. and its majority owned subsidiaries (the "Company").  All material intercompany balances and transactions have been eliminated in consolidation.

      The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements.  Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (all of a normal recurring nature), which are necessary for a fair presentation of the financial condition and results of operations for these periods.  The results of operations for the interim period are not necessarily indicative of the results for a full year.  These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s condensed consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

      The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

2.    New Accounting Pronouncements

     In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the expected impact of adopting SFAS 159 on our consolidated financial position and results of operations when it becomes effective.

     In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement was published due to the different definitions of fair value and the limited guidance for applying those definitions in the many accounting pronouncements that require fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Additionally, prospective application of this statement is required as of the beginning of the fiscal year in which it is initially applied. SFAS 157 is not expected to have a material impact upon our financial position, results of operations and cash flows.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The company adopted the provisions of FIN 48 as of July 1, 2007 (See note 3).

3.           Income Taxes

Income tax expense varies from the federal corporate income tax rate of 35%, primarily due to state income taxes, net of federal income tax effect and permanent differences related to our per diem pay structure.

Effective July 1, 2007, we adopted FIN 48.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As of September 30, 2007, the Company recorded a $0.8 million liability for unrecognized tax benefits, a portion of which represents penalties and interest.

As of September 30, 2007, we are subject to U.S. Federal income tax examinations for the tax years 2005 through 2007.  We file tax returns in numerous state jurisdictions with varying statutes of limitations.

4.           Earnings Per Share

The difference in basic and diluted weighted average shares is due to the assumed exercise of outstanding stock options.  A reconciliation of the basic and diluted earnings per share calculation was as follows (amounts in thousands, except per share amounts):

	For three months ended September 30,
	2007	2006

Net income	$2,501	$7,113

Denominator
Weighted average number of common shares outstanding	23,465	23,272
Equivalent shares issuable upon exercise of stock options	288	270

Diluted shares	23,753	23,542

Earnings per share
Basic	$0.11	$0.31
Diluted	$0.11	$0.30

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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

	Transportation	E-commerce	Consolidated
Three months ended September 30, 2007
Operating revenue	$131,294	$2,485	$133,779
Operating income	5,566	385	5,951

Three months ended September 30, 2006
Operating revenue	$125,052	$2,676	$127,728
Operating income	11,228	413	11,641

Information as to the Company’s operating revenue by geographic area is summarized below (in thousands).  The Company allocates operating revenue based on country of origin of the tractor hauling the freight:

	United States	Canada	Mexico	Consolidated
Three months ended September 30, 2007
Operating revenue	$110,905	$14,336	$8,538	$133,779

Three months ended September 30, 2006
Operating revenue	$104,829	$15,964	$6,935	$127,728

    No customer accounted for more than 10% of the Company’s total revenue during any of its two most recent fiscal years or the interim periods presented above.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

6.           Stock Based Compensation

On July 1, 2005, the Company adopted SFAS 123(R) which requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based upon a grant-date fair value of an award. In January 2006, stockholders approved the Company’s 2006 Omnibus Plan ("2006 Plan"), that provides various vehicles to compensate the Company's key employees.  The 2006 Plan utilizes such vehicles as stock options, restricted stock grants, and stock appreciation rights ("SARs").  The 2006 Plan authorized the Company to grant 1,687,500 shares.  In fiscal 2008, the Company granted 105,000 stock options pursuant to the 2006 Plan.  The Company is authorized to grant an additional 789,864 shares pursuant to the 2006 Plan.

The following table summarizes the expense components of our stock based compensation program:

	For three months ended September 30,
	2007	2006

Stock options expense	$82		$243
Restricted stock expense	212		154
Stock appreciation rights expense	(577)		(2,031)
Total stock related compensation expense	$(283)	$	$(1,634)

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

A summary of the activity of the Company's stock option plans as of September 30, 2007 and changes during the period then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at July 1, 2007	1,064,992	$9.54	7.06	6,879,503
Granted	105,000	$17.46	---	---
Exercised	(199,628)	$4.42	---	---
Forfeited or expired	(77,964)	---	---	---
Outstanding at September 30, 2007	892,400	$11.33	7.59	$1,723,231
Exercisable at September 30, 2007	354,373	$7.45	6.04	$1,723,231

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal 2008	Fiscal 2007
Weighted average grant date fair value	$9.78	$9.97
Dividend yield	0	0
Expected volatility	48.8%	64.2%
Risk-free interest rate	4.71%	4.92%
Expected lives	7 years	4 years

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Restricted Shares

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at July 1, 2007	203,182	$12.73
Granted	---	---
Vested	---	---
Forfeited	(16,030)	$13.10
Unvested at September 30, 2007	187,152	$12.69

Restricted shares granted to employees have been granted with a fair value equal to the market price on the grant date and vest by 25 percent per year, commencing with the first anniversary of the grant date.  In addition, certain financial targets must be met for these shares to vest. Restricted shares granted to non-employee directors have been granted with a fair value equal to the market price on the grant date and vest on the date of the Company’s next annual meeting.

As of September 30, 2007, the Company had $2.9 million and $1.7 million of total unrecognized compensation expense related to stock options and restricted stock, respectively, that is expected to be recognized over the remaining period of approximately 5.9 years for stock options and 3.3 years for restricted stock.

Stock Appreciation Rights

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at July 1, 2007	254,390	$8.59
Granted	---	---
Paid	(38,250)	$8.53
Forfeited	(33,750)	$8.64
Unvested at September 30, 2007	182,390	$8.60

SARs granted to employees vest on a three or four year vesting schedule.  In addition, certain financial targets must be met for the SARs to vest.   During the first quarter of fiscal 2007, the Company gave SARs grantees the opportunity to enter into an alternative fixed compensation arrangement whereby the grantee would forfeit all rights to SARs compensation in exchange for a guaranteed quarterly payment for the remainder of the underlying SARs term.  This alternative arrangement is subject to continued service to the Company or one of its subsidiaries. These fixed payments will be accrued quarterly from July 1, 2006 to March 31, 2009. The Company offered this alternative arrangement to mitigate the volatility to earnings from stock price variance on the SARs.

7.           Comprehensive Income

    Comprehensive income consisted of the following components for the first quarter of fiscal 2008 and 2007, respectively (in thousands):

	Three months ended September 30,
	2007	2006

Net income	$2,501	$7,113
Foreign currency translation adjustments	368	147

Total comprehensive income	$2,869	$7,260

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

8.           Commitments and Contingencies

There are various claims, lawsuits, and pending actions against the Company and its subsidiaries in the normal course of the operations of its businesses with respect to cargo, auto liability, or income taxes. The Company believes many of these proceedings are covered in whole or in part by insurance.

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

9.           Lease Obligations

In the third quarter and fourth quarters of fiscal 2007, the Company declared its intent to purchase certain trailers previously financed with operating leases at the end of the lease term.  This resulted in approximately 3,700 trailers being converted from operating leases to capital leases.  As a result of these conversions, fixed assets and capital lease obligations both increased $56.5 million.

10.           Acquisitions

On June 5, 2007, the Company acquired certain assets of Air Road Express Inc. (“Air Road”). Pursuant to the asset purchase agreement, our wholly-owned subsidiary, CTSI, acquired Air Road’s truckload business, including 53 tractors and 102 trailers for approximately $2.9 million, of which $2.0 million remains, with $1.6 million allocated to trailers and the remaining balance in equipment held for resale. In connection with the acquisition, we offered employment to approximately 80 qualified, former Air Road drivers.

On February 28, 2007, the Company acquired certain assets of Warrior Services Inc. d/b/a Warrior Xpress ("Warrior"). Pursuant to the asset purchase agreement, our wholly-owned subsidiary, CTSI, acquired Warrior’s truckload business, including 82 tractors and 287 trailers for approximately $8.3 million, of which $3.9 million remains.  Approximately $3.3 million is allocated to tractors and trailers. In connection with the acquisition, we also offered employment to approximately 110 qualified, former Warrior drivers.

On October 6, 2006, the Company acquired certain assets of Erin Truckways Ltd., d/b/a Digby Truck Line, Inc. (“Digby”).  Pursuant to the asset purchase agreement, our wholly-owned subsidiary, CTSI, acquired Digby's truckload business, including approximately 270 tractors and 590 trailers for approximately $21.2 million, of which $9.9 million remains. Approximately $3.1 million is allocated to tractors and trailers. In connection with the acquisition, we offered employment to approximately 150 qualified, former Digby drivers.

11.           Reclassification

Certain reclassifications have been made to the September 30, 2006 financial statements to conform to the September 30, 2007 presentation.

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

In addition to our international business, we offer a broad range of truckload transportation services within the United States, including long-haul, regional, dedicated, and logistics. With five different asset-based acquisitions from 2003 to 2007, we expanded our operations and service offerings within the United States and significantly improved our lane density, freight mix, and customer diversity.

We also operate TruckersB2B, a profitable marketing business that affords volume purchasing power for items such as fuel, tires, and equipment to approximately 21,000 trucking fleets representing approximately 445,000 tractors. TruckersB2B represents a separate operating segment under generally accepted accounting principles.

Recent Results and Financial Condition

For the first quarter of fiscal 2008, operating revenue increased 4.8% to $133.8 million, compared with $127.7 million for the first quarter of fiscal 2007.  Excluding fuel surcharge, operating revenue increased 5.8% to $113.9 million for the first quarter of fiscal 2008, compared with $107.7 million for the first quarter of fiscal 2007. Net income decreased 64.8% to $2.5 million from $7.1 million, and diluted earnings per share decreased to $0.11 from $0.30.  We believe that a weakened freight market and increased industry-wide trucking capacity in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 resulted in our need to take on additional lower rated broker freight and increased non-revenue miles from repositioning tractors to meet freight, both of which contributed to our decrease in earnings.

At September 30, 2007, our total balance sheet debt (including capital lease obligations less cash) was $77.4 million, and our total stockholders’ equity was $151.4 million, for a total debt to capitalization ratio of 51.1%.  At September 30, 2007, we had $40.6 million of available borrowing capacity under our revolving credit facility.

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

The trucking industry has experienced significant increases in expenses over the past three years, in particular those relating to equipment costs, driver compensation, insurance, and fuel. Until recently many trucking companies had been able to raise freight rates to cover the increased costs based primarily on an industry-wide tight capacity of drivers. As freight demand has softened, carriers have been willing to accept rate decreases to utilize assets in service.

Revenue Equipment and Related Financing

For the remainder of fiscal 2008, we expect to obtain tractors and trailers primarily for replacement, and we expect to maintain the average age of our tractor fleet at approximately 1.8 years and the average age of our trailer fleet at approximately 4.0 years. At September 30, 2007, we had future operating lease obligations totaling $128.4 million, including residual value guarantees of approximately $62.7 million.

	September 30, 2007		September 30, 2006
	Tractors	Trailers	Tractors	Trailers
Owned equipment	1,198	2,470	981	687
Capital leased equipment	---	3,742	---	110
Operating leased equipment	1,405	1,922	1,424	6,433
Independent contractors	385	---	363	---
Total	2,988	8,134	2,768	7,230

Independent contractors are utilized through a contract with us to supply one or more tractors and drivers for our use. Independent contractors must pay their own tractor expenses, fuel, maintenance, and driver costs and must meet our specified guidelines with respect to safety. A lease-purchase program that we offer provides independent contractors the opportunity to lease-to-own a tractor from a third party.  As of September 30, 2007, there were 385 independent contractors providing a combined 12.9% of our tractor capacity.

In fiscal 2007, we declared our intent to purchase approximately 3,700 trailers, in turn converting them from operating leases to capital leases.  Accordingly, capital lease debt of $56.5 million was added to our balance sheet in 2007.  We chose to convert these leases to meet a recently established long term goal of having all equipment represented on the balance sheet over the next few years.

Outlook

Looking forward, our profitability goal is to achieve an operating ratio of approximately 88%. We expect this to require additional improvements in rate per mile and non-revenue miles, to overcome expected additional cost increases. Because a large percentage of our costs are variable, changes in revenue per mile affect our profitability to a greater extent than changes in miles per tractor. For the remainder of fiscal 2008, the key factors that we expect to have the greatest effect on our profitability are our freight revenue per tractor per week (which will be affected by the general freight environment, including the balance of freight demand and industry-wide trucking capacity), our compensation of drivers, our cost of revenue equipment (particularly in light of the 2007 EPA engine requirements), our fuel costs, and our insurance and claims. To overcome cost increases and improve our margins, we will need to achieve increases in freight revenue per tractor, particularly in revenue per mile, which we intend to achieve by increasing rates and continuing to shift to more profitable freight. Operationally, we will seek improvements in safety, driver recruiting, and retention. Our success in these areas primarily will affect revenue, driver-related expenses, and insurance and claims expense.

Subsequent Event

On October 24, 2007, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company may purchase up to 2,000,000 shares of the Company's common stock through October 31, 2008.

Results of Operations

The following table sets forth the percentage relationship of expense items to freight revenue for the periods indicated:

	For the three months ended September 30,
	2007	2006
Freight revenue(1)	100.0%	100.0%

Operating expenses:
Salaries, wages, and employee benefits	33.7%	32.8%
Fuel(1)	11.9%	9.9%
Operations and maintenance	7.4%	7.1%
Insurance and claims	3.1%	3.9%
Depreciation and amortization	6.9%	3.2%
Revenue equipment rentals	6.1%	8.7%
Purchased transportation	19.3%	17.0%
Costs of products and services sold	1.5%	1.7%
Communications and utilities	1.1%	1.0%
Operating taxes and licenses	1.9%	1.9%
General and other operating	1.9%	2.0%

Total operating expenses	94.8%	89.2%

Operating income	5.2%	10.8%

Other expense:
Interest expense	1.1%	0.3%

Income before income taxes	4.1%	10.5%
Provision for income taxes	1.9%	3.9%

Net income	2.2%	6.6%

(1)
Freight revenue is total revenue less fuel surcharges. In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense.  Fuel surcharges were $19.9 million and $20.1 million for the first quarter of fiscal 2008 and 2007, respectively.

Comparison of Three Months Ended September 30, 2007 to Three Months Ended September 30, 2006

Operating revenue increased by $6.1 million, or 4.8%, to $133.8 million for the first quarter of fiscal 2008, from $127.7 million for the first quarter of fiscal 2007.

Freight revenue increased by $6.2 million, or 5.8%, to $113.9 million for the first quarter of fiscal 2008, from $107.7 million for the first quarter of fiscal 2007.  This increase was primarily attributable to an increase of billed miles to 62.6 million for the first quarter of fiscal 2008, from 59.3 million for the first quarter of fiscal 2007, primarily due to three acquisitions since the 2006 period, offset by a decrease in average miles per tractor per week from 2,064 miles to 1,992 miles, an increase in non-revenue miles from 9.7% to 10.6% of total miles, and a 1.9% reduction in average freight revenue per loaded mile to $1.51 from $1.54 for the first quarters of fiscal 2008 and 2007, respectively.  As the freight market weakened, we took on additional low-rated broker freight to fill the resulting void.  This led to an increase in non-revenue miles as we repositioned tractors for the next load.  Average revenue per tractor per week, which is our primary measure of asset productivity, decreased 6.6% to $2,682 in the first quarter of fiscal 2008, from $2,870 for the first quarter of fiscal 2007.  This decrease was due to lower general freight demand, an increase in fleet size to 2,988 tractors at September 30, 2007, from 2,768 tractors at September 30, 2006, an increase in non-revenue miles, and a decrease in average freight revenue per mile.

Revenue for TruckersB2B was $2.5 million in the first quarter of fiscal 2008, compared to $2.7 million for the first quarter of fiscal 2007.  The decrease was primarily related to a decrease in tractor and trailer revenue, partially due to the discontinuance of the trailer incentive program.

Salaries, wages, and employee benefits were $38.3 million, or 33.7% of freight revenue, for the first quarter of fiscal 2008, compared to $35.3 million, or 32.8% of freight revenue, for the first quarter of fiscal 2007.  These increases in salaries, wages, and benefits are largely due to increased driver payroll related to increased company paid miles, resulting from an increase in the number of company tractors and increased non-revenue miles.  A portion of the increases are also attributable to the reduced benefit of SARS compensation related to alternative fixed compensation arrangements offered to certain SARS recipients in the first quarter of fiscal 2007.  The alternative fixed compensation arrangements resulted in a benefit, net of normal SARS vesting, to the Company of $1.6 million in the first quarter of fiscal 2007, compared to a benefit of $0.1 million in the first quarter of fiscal 2008.  In addition, in the first quarter of 2007, the Company expensed $1.4 million for fiscal 2007 bonus, compared to $0 in the current quarter.

Fuel expenses, net of fuel surcharge revenue of $19.9 million and $20.1 million for the first quarter of fiscal 2008 and 2007, respectively, increased to $13.6 million, or 11.9% of freight revenue, for the first quarter of fiscal 2008, compared to $10.6 million, or 9.9% of freight revenue, for the first quarter of fiscal 2007.  These increases were attributable to an increase in non-revenue miles, for which we do not receive fuel surcharges, a 1.8% increase in average fuel prices to $2.77 per gallon in the first quarter of fiscal 2008, from $2.72 per gallon in the first quarter of fiscal 2007, and an increase in company and non-revenue miles as a percentage of all miles.  Although we were able to recover some higher fuel costs through our fuel surcharge program, there is a lag that prevents us from adjusting fuel surcharges to accommodate short term fuel price fluctuations which, in turn, can negatively impact operating results.  Increased fuel prices and increased non-revenue miles will increase our operating expenses to the extent not offset by surcharges.

Operations and maintenance increased to $8.4 million, or 7.4% of freight revenue, for the first quarter of fiscal 2008, from $7.6 million, or 7.1% of freight revenue, for the first quarter of fiscal 2007.  Operations and maintenance consist of direct operating expense, maintenance, and tire expense.  These increases in the first quarter of fiscal 2008 are primarily related to an increase in costs associated with various direct expenses such as tolls expense, border drayage expense, and load/unload expense and an increase in the size of our fleet for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.

Insurance and claims expense decreased to $3.5 million, or 3.1% of freight revenue, for the first quarter of fiscal 2008, from $4.2 million, or 3.9% of freight revenue, for the first quarter of fiscal 2007.  Insurance consists of premiums for liability, physical damage, cargo damage, and workers compensation insurance, in addition to claims expense. These decreases resulted primarily from decreases in our cargo insurance claims expense.  Our insurance program involves self-insurance at various risk retention levels.  Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate.  We accrue for the uninsured portion of claims based on known claims and historical experience.  We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume.  Insurance and claims expense will vary based primarily on the frequency and severity of claims, the level of self-retention, and the premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to $7.9 million, or 6.9% of freight revenue, for the first quarter of fiscal 2008, compared to $3.5 million, or 3.2% of freight revenue, for the first quarter of fiscal 2007.  The majority of these increases is related to the net addition of approximately 200 owned tractors and the conversion of operating leases to capital leases related to approximately 3,700 trailers. In the third and fourth quarters of fiscal 2007, the Company declared its intent to purchase certain trailers previously financed with operating leases. The conversion of the trailer leases resulted in a simultaneous decrease in our revenue equipment rentals. Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases. In the near term, we expect to purchase new equipment with cash or finance new trailers with operating leases.  Accordingly, going forward we expect depreciation and amortization will increase as a percentage of freight revenue and revenue equipment rentals will decrease as a percentage of freight revenue as increased depreciation expense associated with tractors and trailers acquired with cash or borrowings will more than offset decreased depreciation resulting from financing new trailer acquisitions with operating leases.

Revenue equipment rentals decreased to $7.0 million, or 6.1% of freight revenue, for the first quarter of fiscal 2008, compared to $9.3 million or 8.7% of freight revenue for the first quarter of fiscal 2007.  These decreases were attributable to a decrease in our tractor and trailer fleet financed under operating leases as discussed under depreciation and amortization.  At September 30, 2007, 1,405 tractors, or 54.0% of our company tractors, were held under operating leases, compared to 1,424 tractors, or 59.2% of our company tractors, at September 30, 2006.  At September 30, 2007, 1,922 trailers, or 23.6%, of our trailer fleet were held under operating leases, compared to 6,433, or 89.0% of our trailer fleet, at September 30, 2006.  Given the level of new tractors expected to be purchased with cash or borrowings and new trailers expected to be financed under operating leases, we expect revenue equipment rentals will continue to decrease going forward.

Purchased transportation increased to $22.0 million, or 19.3% of freight revenue, for the first quarter of fiscal 2008, from $18.3 million, or 17.0% of freight revenue, for the first quarter of fiscal 2007.  These increases are primarily related to increased independent contractor fuel surcharge reimbursement and increased independent contractor expense due to the 6.0% increase in independent contractors to 385 at September 30, 2007, from 363 at September 30, 2006. Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile.  The number of independent contractors has grown over recent months as the Company has partnered with several financing companies that are making it easier for drivers to purchase trucks.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses.  Accordingly, we have not provided a detailed discussion of such expenses.

Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, decreased 640 basis points to 4.1% of freight revenue for the first quarter of fiscal 2008, from 10.5% of freight revenue for the first quarter of fiscal 2007.

In addition to other factors described above, Canadian exchange rate fluctuations principally impact salaries, wages, and benefits and purchased transportation and, therefore, impact our pretax margin and results of operations.

Income taxes decreased to $2.1 million, with an effective tax rate of 45.8%, for the first quarter of fiscal 2008, from $4.2 million, with an effective tax rate of 37.4%, for the first quarter of fiscal 2007.  The effective tax rate increased as a result of decreased earnings which increased the effect of non-deductible expenses related to our per diem pay structure. As per diem is a non-deductible expense, our effective tax rate will fluctuate as net income fluctuates in the future.

As a result of the factors described above, net income decreased to $2.5 million for the first quarter of fiscal 2008, from $7.1 million for the first quarter of fiscal 2007.

Liquidity and Capital Resources

Trucking is a capital-intensive business. We require cash to fund our operating expenses (other than depreciation and amortization), to make capital expenditures and acquisitions, and to repay debt, including principal and interest payments. Other than ordinary operating expenses, we anticipate that capital expenditures for the acquisition of revenue equipment will constitute our primary cash requirement over the next twelve months. We frequently consider potential acquisitions, and if we were to consummate an acquisition, our cash requirements would increase and we may have to modify our expected financing sources for the purchase of tractors. Subject to any required lender approval, we may make acquisitions in the future. Our principal sources of liquidity are cash generated from operations, bank borrowings, capital and operating lease financing of revenue equipment, and proceeds from the sale of used revenue equipment.

As of September 30, 2007, we had on order 2,162 tractors and 1,500 trailers for delivery through fiscal 2010. These revenue equipment orders represent a capital commitment of approximately $237.2 million, before considering the proceeds of equipment dispositions. In fiscal 2007, we purchased most of our new tractors with cash or borrowings and acquired most of the new trailers under off-balance sheet operating leases.  In the third and fourth quarters of fiscal 2007, we also declared our intent to purchase approximately 3,700 trailers at the end of the respective lease term, resulting in a change from operating lease to capital lease classification. At September 30, 2007, our total balance sheet debt, including capital lease obligations and current maturities, was $77.4 million, compared to $11.7 million at September 30, 2006. Our debt-to-capitalization ratio (total balance sheet debt as a percentage of total balance sheet debt plus total stockholders’ equity) was 51.1% at September 30, 2007, and 8.3% at September 30, 2006.

We believe we will be able to fund our operating expenses, as well as our current commitments for the acquisition of revenue equipment over the next twelve months with a combination of cash generated from operations, borrowings available under our primary credit facility and lease financing arrangements.  We will continue to have significant capital requirements over the long term, and the availability of the needed capital will depend upon our financial condition and operating results and numerous other factors over which we have limited or no control, including prevailing market conditions and the market price of our common stock. However, based on our operating results, anticipated future cash flows, current availability under our credit facility, and sources of equipment lease financing that we expect will be available to us, we do not expect to experience significant liquidity constraints in the foreseeable future.

Cash Flows

For the three months ended September 30, 2007, net cash provided by operations was $10.6 million, compared to cash provided by operations of $10.6 million for the three months ended September 30, 2006.  Cash provided by operations stayed constant despite the increase of depreciation and amortization and an increase in accounts payable as such increases were offset by a decrease in income tax recoverable and an increase in prepaid expenses.

Net cash provided by investing activities was $4.6 million for the three months ended September 30, 2007, compared to net cash used of $9.8 million for the three months ended September 30, 2006.  Cash used in investing activities includes the net cash effect of acquisitions and dispositions of revenue equipment during each period.  Capital expenditures for equipment totaled $3.2 million for the three months ended September 30, 2007, and $18.9 million for the three months ended September 30, 2006, a portion of which was attributable to the October 2006 Digby acquisition.  We generated proceeds from the sale of property and equipment of $7.8 million and $9.0 million for the three months ended September 30, 2007, and September 30, 2006, respectively.

Net cash used in financing activities was $16.4 million for the three months ended September 30, 2007, compared to $1.3 million for the three months ended September 30, 2006.  Financing activity represents borrowings (new borrowings, net of repayment) and payments of the principal component of capital lease obligations.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for our revenue equipment. Our operating leases include some under which we do not guarantee the value of the asset at the end of the lease term (“walk-away leases”) and some under which we do guarantee the value of the asset at the end of the lease term (“residual value”). Therefore, we are subject to the risk that equipment value may decline in which case we would suffer a loss upon disposition and be required to make cash payments because of the residual value guarantees. We were obligated for residual value guarantees related to operating leases of $62.7 million at September 30, 2007 compared to $107.1 million at September 30, 2006. A small portion of these amounts is covered by repurchase and/or trade agreements we have with the equipment manufacturer. We believe that any residual payment obligations that are not covered by the manufacturer will be satisfied, in the aggregate, by the value of the related equipment at the end of the lease. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We anticipate that going forward we will use cash generated from operations to finance tractor purchases and operating leases to finance trailer purchases.

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

PrimaryCredit Agreement

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

The Credit Agreement has a maximum revolving borrowing limit of $50.0 million, and the Company may increase the revolving borrowing limit by an additional $20.0 million, to a total of $70.0 million.  Letters of credit are limited to an aggregate commitment of $15.0 million and a swing line facility has a limit of $5.0 million.  A commitment fee that is adjusted quarterly between 0.15% and 0.225% per annum based on cash flow coverage is due on the daily unused portion of the Credit Agreement.  The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, mergers, consolidations, acquisitions and dispositions, and total indebtedness.  We were in compliance with these covenants at September 30, 2007, and expect to remain in compliance for the foreseeable future.  At September 30, 2007, $4.5 million of our credit facility was utilized as outstanding borrowings and $4.3 million was utilized for standby letters of credit.

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

Contractual Obligations

As of September 30, 2007, our operating leases, capitalized leases, other debts, and future commitments have stated maturities or minimum annual payments as follows:

	Annual Cash Requirements as of September 30, 2007 (in thousands) Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

Operating leases	$65,692	$21,589	$18,700	$11,646	$13,757
Lease residual value guarantees	62,736	18,701	26,983	---	17,052
Capital leases(1)	61,121	8,618	17,090	33,704	1,709
Long-term debt(1)	25,310	11,698	8,853	4,759	---
Sub-total	$214,859	$60,606	$71,626	$50,109	$32,518

Future purchase of revenue equipment	$237,187	$65,425	$145,126	$5,812	$20,824
Employment and consulting agreements(2)	759	717	42	---	---
Standby Letters of Credit	4,310	4,310	---	---	---

Total	$457,115	$131,058	$216,794	$55,921	$53,342

(1)	Includes interest.
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

Operating leases. We have financed a substantial percentage of our tractors and trailers with operating leases.  These leases generally contain residual value guarantees, which provide that the value of equipment returned to the lessor at the end of the lease term will be no lower than a negotiated amount. To the extent that the value of the equipment is below the negotiated amount, we are liable to the lessor for the shortage at the expiration of the lease. For approximately 8% of our tractors under operating lease, we have residual value guarantees from the manufacturer at amounts equal to our residual obligation to the lessors. For all other equipment (or to the extent we believe any manufacturer will refuse or be unable to meet its obligation), we are required to recognize additional rental expense to the extent we believe the fair market value at the lease termination will be less than our obligation to the lessor.

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

Interest Rate Risk.  We are exposed to interest rate risk principally from our primary credit facility.  The credit facility carries a maximum variable interest rate of either the bank's base rate or LIBOR plus 1.125%.  At September 30, 2007 the interest rate for revolving borrowings under our credit facility was LIBOR plus 0.875%.  At September 30, 2007, we had $4.5 million variable rate term loan borrowings outstanding under the credit facility.  A hypothetical 10% increase in the bank's base rate and LIBOR would be immaterial to our net income.

Foreign Currency Exchange Rate Risk.  We are subject to foreign currency exchange rate risk, specifically in connection with our Canadian operations. While virtually all of the expenses associated with our Canadian operations, such as independent contractor costs, Company driver compensation, and administrative costs, are paid in Canadian dollars, a significant portion of our revenue generated from those operations is billed in U.S. dollars because many of our customers are U.S. shippers transporting goods to or from Canada. As a result, increases in the Canadian dollar exchange rate adversely affect the profitability of our Canadian operations. Assuming revenue and expenses for our Canadian operations identical to that in the first quarter of fiscal 2008 (both in terms of amount and currency mix), we estimate that a $0.01 decrease in the Canadian dollar exchange rate would reduce our annual net income by approximately $52,000.

We generally do not face the same magnitude of foreign currency exchange rate risk in connection with our intra-Mexico operations conducted through our Mexican subsidiary, Jaguar, because our foreign currency revenues are generally proportionate to our foreign currency expenses for those operations. For purposes of consolidation, however, the operating results earned by our subsidiaries, including Jaguar, in foreign currencies are converted into United States dollars. As a result, a decrease in the value of the Mexican peso could adversely affect our consolidated results of operations. Assuming revenue and expenses for our Mexican operations identical to that in the first quarter of fiscal 2008 (both in terms of amount and currency mix), we estimate that a $0.01 decrease in the Mexican peso exchange rate would reduce our annual net income by approximately $61,000.

Commodity Price Risk.  Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability. Fuel is subject to economic, political, climatic, market, and climatic factors that are outside of our control. Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through the collection of fuel surcharges. However, fuel surcharges do not always fully offset increases in fuel prices. In addition, from time-to-time we may enter into derivative financial instruments to reduce our exposure to fuel price fluctuations. In accordance with SFAS 133 and SFAS 138, we adjust any such derivative instruments to fair value through earnings on a monthly basis. As of September 30, 2007, we had no derivative financial instruments in place to reduce our exposure to fuel price fluctuations.

Item 4.    Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.  There were no changes in the Company’s internal control over financial reporting that occurred during the first quarter of fiscal 2008 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.           Risk Factors

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present.  Our Form 10-K for the year ended June 30, 2007, in the section entitled Item 1A. Risk Factors, describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.  In addition to the risk factors set forth in our From 10-K referenced above, we believe that the recent changes to the hours-of-service rules and our stock repurchase program increase the level of risk and uncertainty present in our business, as set forth below.

We operate in a highly regulated industry and changes in regulations could have a materially adverse effect on our business.

Our operations are regulated and licensed by various government agencies, including the Department of Transportation ("DOT").  The DOT, through the Federal Motor Carrier Safety Administration, or FMCSA, imposes safety and fitness regulations on us and our drivers.  New rules that limit driver hours-of-service were adopted effective January 4, 2004, and then modified effective October 1, 2005 (the "2005 Rules").  On July 24, 2007, a federal appeals court vacated portions of the 2005 Rules.  Two of the key portions that were vacated include the expansion of the driving day from 10 to 11 hours, and the "34 hour restart" requirement that drivers must have a break of at least 34 consecutive hours during each week.  On September 28, 2007, the court, in response to a request by the FMCSA for a 12-month extension of the vacated rules, ruled that the vacated rules may remain in effect for 90 days.  At the end of the 90 day period, the 11 hour driving limit and the 34 hour restart provisions of the 2005 Rules will be eliminated.  We understand that the FMCSA is currently evaluating its options in light of the court's ruling and it is unclear whether the FMCSA will issue any interim regulations at this time.

The court's decision may have varying effects, in that reducing driving time to 10 hours daily may reduce productivity in certain instances, while eliminating the 34-hour restart may enhance productivity in certain instances.  We would expect that these new rules, if adopted, would cause some loss of efficiency as our drivers are retrained and some shipping lanes may need to be reconfigured.  Additionally, we are unable to predict the effect of any new rules that might be proposed, but any such proposed rules could increase costs in our industry or decrease productivity.

Our Board of Directors recently authorized a stock repurchase program.  The number of shares repurchased and the effects of repurchasing the shares may have an adverse effect on debt, equity, and liquidity of the Company.

On October 24, 2007, our Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the Company’s common stock on the open market or in privately negotiated transactions at any time until October 31, 2008.  As any repurchases would likely be funded from cash flow from operations and/or possible borrowings under the Company’s Credit Agreement, such repurchasing of shares could reduce the amount of cash on hand or increase debt, and reduce the Company’s liquidity.

Item 6.    Exhibits

3.1
Amended and Restated Certificate of Incorporation of the Company, effective January 12, 2006.  (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ending December 31, 2005, filed with the SEC on January 30, 2006.)

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
4.1
Amended and Restated Certificate of Incorporation of the Company, effective January 12, 2006.  (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ending December 31, 2005, filed with the SEC on January 30, 2006.)

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
10.21
Separation Agreement, General Release, Consulting Agreement, and Noncompetition, Non-disclosure, and Non-solicitation Agreement by and between Celadon Trucking Services, Inc. and Thomas Glaser, dated July 25, 2007.*

10.22	Employment Letter by and between Celadon Group, Inc. and Chris Hines, dated August 8, 2007.*
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company’s Chief Executive Officer.*
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Paul Will, the Company’s Chief Financial Officer.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, by Stephen Russell, the Company’s Chief Executive Officer.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Paul Will, the Company’s Chief Financial Officer.*

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

Date: October 30, 2007