Form 10-Q
period 2007-12-31
CELADON GROUP INC
filed 2008-01-31
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

or

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
Yes [ ] No [X]

As of January 30, 2008 (the latest practicable date), 21,849,769 shares of the registrant’s common stock, par value $0.033 per share, were outstanding.

CELADON GROUP, INC.

Index to

December 31, 2007 Form 10-Q

Part I.                       Financial Information

Item I.                       Financial Statements

CELADON GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2007 and June 30, 2007
(Dollars in thousands except per share and par value amounts)

	December 31, 2007	June 30, 2007
	(unaudited)
A S S E T S

Current assets:
Cash and cash equivalents	$3,402	$1,190
Trade receivables, net of allowance for doubtful accounts of $1,137 and $1,176 at December 31, 2007 and June 30, 2007	58,405	59,387
Prepaid expenses and other current assets	14,113	10,616
Tires in service	3,526	3,012
Equipment held for resale	10,362	11,154
Income tax receivable	1,868	1,526
Deferred income taxes	1,648	2,021
Total current assets	93,324	88,906
Property and equipment	233,331	240,898
Less accumulated depreciation and amortization	57,944	44,553
Net property and equipment	175,387	196,345
Tires in service	1,351	1,449
Goodwill	19,137	19,137
Other assets	1,262	1,076
Total assets	$290,461	$306,913

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

Current liabilities:
Accounts payable	$4,870	$7,959
Accrued salaries and benefits	9,797	11,779
Accrued insurance and claims	8,203	6,274
Accrued fuel expense	7,444	6,425
Other accrued expenses	13,237	12,157
Current maturities of long-term debt	10,736	10,736
Current maturities of capital lease obligations	6,356	6,228
Total current liabilities	60,643	61,558
Long-term debt, net of current maturities	21,842	28,886
Capital lease obligations, net of current maturities	45,445	48,792
Deferred income taxes	22,541	20,332
Minority interest	25	25
Stockholders’ equity:
Common stock, $0.033 par value, authorized 40,000,000 shares; issued 23,694,789 and 23,581,245 shares at December 31, 2007 and June 30, 2007	782	778
Treasury stock at cost; 1,902,520 shares at December 31, 2007	(13,116)	---
Additional paid-in capital	94,580	93,582
Retained earnings	58,569	54,345
Accumulated other comprehensive loss	(850)	(1,385)
Total stockholders’ equity	139,965	147,320
Total liabilities and stockholders’ equity	$290,461	$306,913

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)
(Unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2007	2006	2007	2006
Revenue:
Freight revenue	$114,525	$107,454	$228,378	$215,118
Fuel surcharges	24,084	15,416	44,010	35,480
	138,609	122,870	272,388	250,598

Operating expenses:
Salaries, wages, and employee benefits	38,837	36,440	77,165	71,729
Fuel	37,523	26,700	71,045	57,374
Operations and maintenance	9,165	7,618	17,601	15,252
Insurance and claims	4,507	3,299	8,048	7,530
Depreciation and amortization	7,560	4,018	15,425	7,484
Revenue equipment rentals	6,677	8,687	13,649	18,020
Purchased transportation	21,595	17,811	43,565	36,151
Costs of products and services sold	1,712	1,995	3,436	3,862
Communications and utilities	1,252	1,207	2,483	2,301
Operating taxes and licenses	2,239	2,160	4,400	4,249
General and other operating	2,693	1,958	4,771	4,028
Total operating expenses	133,760	111,893	261,588	227,980

Operating income	4,849	10,977	10,800	22,618

Other (income) expense:
Interest income	(6)	(7)	(25)	(15)
Interest expense	1,197	761	2,511	1,062
Other (income) expense, net	65	19	109	4
Income before income taxes	3,593	10,204	8,205	21,567
Provision for income taxes	1,870	4,139	3,981	8,389
Net income	$1,723	$6,065	$4,224	$13,178

Earnings per common share:
Diluted earnings per share	$0.08	$0.26	$0.18	$0.56
Basic earnings per share	$0.08	$0.26	$0.18	$0.56
Average shares outstanding:
Diluted	22,893	23,690	23,323	23,616
Basic	22,635	23,419	23,050	23,345

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended December 31, 2007 and 2006
(Dollars in thousands)
(Unaudited)

	2007		2006

Cash flows from operating activities:
Net income		$4,224	$13,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		15,234	8,559
(Gain)\Loss on sale of equipment		191	(1,075)
Stock based compensation		575	(1,085)
Deferred income taxes		2,583	3,236
Provision for doubtful accounts		418	181
Changes in assets and liabilities:
Trade receivables		564	2,925
Income tax recoverable		(342)	5,216
Tires in service		(416)	(115)
Prepaid expenses and other current assets		(3,497)	(3,602)
Other assets		15	278
Accounts payable and accrued expenses		(767)	(10,949)
Net cash provided by operating activities		18,782	16,747

Cash flows from investing activities:
Purchase of property and equipment		(9,276)	(38,451)
Proceeds on sale of property and equipment		15,934	20,242
Purchase of business, net of cash		---	(21,200)
Net cash provided by/(used in) investing activities		6,658	(39,409)

Cash flows from financing activities:
Proceeds from issuances of common stock		884	782
Purchase of treasury stock		(13,848)	---
Proceeds from bank borrowings and debt		---	21,370
Payments on long-term debt		(7,045)	(899)
Principal payments under capital lease obligations		(3,219)	(153)
Net cash provided by/(used in) financing activities		(23,228)	21,100

Increase\(Decrease) in cash and cash equivalents		2,212	(1,562)

Cash and cash equivalents at beginning of year		1,190	1,674
Cash and cash equivalents at end of year		$3,402	$112
Supplemental disclosure of cash flow information:
Interest paid		$2,637	$1,038
Income taxes paid		$3,053	$429
Supplemental disclosure of non-cash flow investing activities:
Lease obligation/debt incurred in the purchase of equipment	$	---	$9,043

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
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

2.            New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reportedin earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently assessing the expected impact of adopting SFAS 159 on our consolidated financial position and results of operations when it becomes effective.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This statement was published due to the different definitions of fair value and the limited guidance for applying those definitions in the many accounting pronouncements that require fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Additionally, prospective application of this statement is required as of the beginning of the fiscal year in which it is initially applied. SFAS 157 is not expected to have a material impact upon our financial position, results of operations and cashflows.

In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141.  The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred.  SFAS No. 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Unaudited)

In December 2007, the FASB issued SFAS No. 160,  Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions.  In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.  We are currently assessing the potential impact that adoption of SFAS No. 160 would have on our financial statements.

3.            Income Taxes

Income tax expense varies from the federal corporate income tax rate of 35%, primarily due to state income taxes, net of federal income tax effect and our permanent differences related to per diem pay structure.

Effective July 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As of December 31, 2007, the Company had recorded a $0.7 million liability for unrecognized tax benefits, a portion of which represents penalties and interest.

As of December 31, 2007, we could be subject to U.S. Federal income tax examinations for the tax years 2005 through 2007, which are open tax years.  We file tax returns in numerous state jurisdictions with varying statutes of limitations.

4.            Earnings Per Share

The difference in basic and diluted weighted average shares is due to the assumed exercise of outstanding stock options.  A reconciliation of the basic and diluted earnings per share calculation was as follows (amounts in thousands, except per share amounts):

	For three months ended December 31,		For six months ended December 31,
	2007	2006	2007	2006

Net income	$1,723	$6,065	$4,224	$13,178

Denominator
Weighted average number of common shares outstanding	22,635	23,419	23,050	23,345
Equivalent shares issuable upon exercise of stock optionsand restricted stock vesting	258	271	273	271

Diluted shares	22,893	23,690	23,323	23,616

Earnings per share
Basic	$0.08	$0.26	$0.18	$0.56
Diluted	$0.08	$0.26	$0.18	$0.56

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
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

	Transportation	E-commerce	Consolidated

Three months ended December 31, 2007
Operating revenue	$136,162	$2,447	$138,609
Operating income	4,497	352	4,849

Three months ended December 31, 2006
Operating revenue	$120,075	$2,795	$122,870
Operating income	10,534	443	10,977

Six months ended December 31, 2007
Operating revenue	$267,456	$4,932	$272,388
Operating income	10,063	737	10,800

Six months ended December 31, 2006
Operating revenue	$245,127	$5,471	$250,598
Operating income	21,762	856	22,618

Information as to the Company’s operating revenue by geographic area is summarized below (in thousands).  The Company allocates operating revenue based on country of origin of the tractor hauling the freight:

	For the three months ended December 31,		For the six months ended December 31,
	2007	2006	2007	2006
Operating revenue:
United States	$115,640	$101,372	$226,544	$206,201
Canada	14,784	14,270	29,120	30,234
Mexico	8,185	7,228	16,724	14,163
Total	$138,609	$122,870	$272,388	$250,598

No customer accounted for more than 10% of the Company’s total revenue during any of its two most recent fiscal years or the interim periods presented above.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Unaudited)
6.            Stock Based Compensation

On July 1, 2005, the Company adopted SFAS 123(R) which requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based upon a grant-date fair value of an award.  In January 2006, stockholders approved the Company’s 2006 Omnibus Incentive Plan ("2006 Plan"), that provides various vehicles to compensate the Company's key employees.  The 2006 Plan utilizes such vehicles as stock options, restricted stock grants, and stock appreciation rights ("SARs").  The 2006 Plan authorized the Company to grant 1,687,500 shares. In the six months ended December 31, 2007, the Company granted 635,490 stock options pursuant to the 2006 Plan.  The Company is authorized to grant an additional 231,948 shares pursuant to the 2006 Plan.

The following table summarizes the expense components of our stock based compensation program:

	For three months ended December 31,		For six months ended December 31,
	2007	2006	2007	2006

Stock options expense	$317	$247	$399	$486
Restricted stock expense	241	154	453	307
Stock appreciation rights expense	(367)	153	(943)	(1,878)
Total stock related compensation expense	$191	$554	$(91)	$(1,085)

The Company has granted a number of stock options under various plans.  Options granted to employees have been granted with an exercise price equal to the market price on the grant date and expire on the tenth anniversary of the grant date.  The majority of options granted to employees vest 25 percent per year, commencing with the first anniversary of the grant date.  Options granted to non-employee directors have been granted with an exercise price equal to the market price on the grant date, vest over one to four years, commencing with the first anniversary of the grant date, and expire on the tenth anniversary of the grant date.

A summary of the activity of the Company's stock option plans as of December 31, 2007 and changes during the period then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at July 1, 2007	1,064,992	$9.54	7.06	6,879,503
Granted	635,490	$10.12	---	---
Exercised	(199,628)	$4.42	---	---
Forfeited or expired	(77,964)	---	---	---
Outstanding at December 31, 2007	1,422,890	$10.34	8.26	$1,464,355
Exercisable at December 31, 2007	354,373	$7.45	5.79	$1,245,635

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal 2008	Fiscal 2007
Weighted average grant date fair value	$4.60	$9.97
Dividend yield	0	0
Expected volatility	41.7%	64.2%
Risk-free interest rate	4.13%	4.92%
Expected lives	4.3 years	4 years

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Unaudited)

Restricted Shares

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at July 1, 2007	203,182	$12.73
Granted	27,426	$7.11
Vested	(45,617)	$7.68
Forfeited	(16,030)	$13.10
Unvested at December 31, 2007	168,961	$13.13

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

As of December 31, 2007, the Company had $4.4 million and $1.7 million of total unrecognized compensation expense related to stock options and restricted stock, respectively, that is expected to be recognized over the remaining period of approximately 5.7 years for stock options and 3.1 years for restricted stock.

Stock Appreciation Rights

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at July 1, 2007	254,390	$8.59
Granted	---	---
Paid	(39,938)	$8.38
Forfeited	(33,750)	$8.64
Unvested at December 31, 2007	180,702	$8.63

SARs granted to employees vest on a three or four year vesting schedule.  In addition, certain financial targets must be met for the SARs to vest.  During the first quarter of fiscal 2007, the Company gave SARs grantees the opportunity to enter into an alternative fixed compensation arrangement whereby the grantee would forfeit all rights to SARs compensation in exchange for a guaranteed quarterly payment for the remainder of the underlying SARs term.  This alternative arrangement is subject to continued service to the Company or one of its subsidiaries.  These fixed payments will be accrued quarterly until March 31, 2009. The Company offered this alternative arrangement to mitigate the volatility to earnings from stock price variance on the SARs.

7.            Stock Repurchase Programs

On October 24, 2007, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company purchased 2,000,000 shares of the Company's common stock in open market transactions at an aggregate cost of approximately $13.8 million.  On December 5, 2007, the Company's Board of Directors authorized an additional stock repurchase program pursuant to which the Company may purchase up to 2,000,000 additional shares of the Company's common stock in open market transactions through December 3, 2008.  We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under stock option plans.  We account for treasury stock using the cost method.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Unaudited)

8.            Comprehensive Income

Comprehensive income consisted of the following components for the three and six months ended December 31, 2007 and 2006, respectively (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006

Net income	$1,723	$6,065	$4,224	$13,178
Foreign currency translation adjustments	167	65	535	212

Total comprehensive income	$1,890	$6,130	$4,759	$13,390

9.            Commitments and Contingencies

There are various claims, lawsuits, and pending actions against the Company and its subsidiaries in the normal course of the operations of its businesses with respect to cargo, auto liability, or income taxes.  The Company believes many of these proceedings are covered in whole or in part by insurance.

On August 8, 2007, the 384th District Court of the State of Texas situated in El Paso, Texas, rendered a judgment against CTSI, for approximately $3.4 million in the case of Martinez v. Celadon Trucking Services, Inc., which was originally filed on September 4, 2002. The case involves a workers’ compensation claim of a former employee of CTSI who suffered a back injury as a result of a traffic accident.  CTSI and the Company believe all actions taken were proper and legal and contend that the proper and exclusive place for resolution of this dispute was before the Indiana Workers Compensation Board.  While there can be no certainty as to the outcome, the Company believes that the ultimate resolution of this dispute will not have a materially adverse effect on its consolidated financial position or results of operations.  CTSI filed an appeal of the decision to the Texas Court of Appeals in October 2007.  Trial transcripts are being prepared for the Court of Appeals and appellate briefing is in process.

10.            Subsequent Event

On January 22, 2008, the Company, CTSI, TruckersB2B, and CLSI entered into the Third Amendment to Credit Agreement with LaSalle Bank National Association, as administrative agent, and LaSalle Bank National Association, Fifth Third Bank(Central Indiana), and JPMorgan Chase Bank, N.A., as lenders (the “Third Amendment”).  The Third Amendment (i) extends the maturity date from September 24, 2010, to January 22, 2013, and (ii) increases the maximum revolving borrowing limit from $50 million with a $20 million accordion feature to $70 million with a $20 million accordion feature, as contained in the Credit Agreement (as hereinafter defined).

11.            Reclassification

Certain reclassifications have been made to the December 31, 2006 financial statements to conform to the December 31, 2007 presentation.

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

We also operate TruckersB2B, a profitable marketing business that affords volume purchasing power for items such as fuel, tires, and equipment to approximately 21,000 trucking fleets representing approximately 450,000 tractors.  TruckersB2B represents a separate operating segment under generally accepted accounting principles.

Recent Results and Financial Condition

For the second quarter of fiscal 2008, operating revenue increased 12.8% to $138.6 million, compared with $122.9 million for the second quarter of fiscal 2007.   Excluding fuel surcharge, operating revenue increased 6.5% to $114.5 million for the second quarter of fiscal 2008, compared with $107.5 million for the second quarter of fiscal 2007.  Net income decreased 72.1% to $1.7 million from $6.1 million, and diluted earnings per share decreased to $0.08 from $0.26.  We believe that a weakened freight market and increased industry-wide trucking capacity in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007, a sharp increase in fuel prices, various claims costs, fluctuations of the exchange rate of the Canadian dollar, and a change in effective tax rate due to non-deductible per diem payments to our drivers contributed to our decrease in earnings.

At December 31, 2007, our total balance sheet debt (including capital lease obligations less cash) was $81.0 million, and our total stockholders’ equity was $140.0 million, for a total debt to capitalization ratio of 36.7%.  At December 31, 2007, we had $30.2 million of available borrowing capacity under our revolving credit facility.

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

Revenue Equipment and Related Financing

For the remainder of fiscal 2008, we expect to obtain tractors and trailers primarily for replacement, and we expect to maintain the average age of our tractor fleet at approximately 2.1 years and the average age of our trailer fleet at approximately 4.0 years.  At December 31, 2007, we had future operating lease obligations totaling $136.7 million, including residual value guarantees of approximately $65.7 million.

	December 31, 2007		December 31, 2006
	Tractors	Trailers	Tractors	Trailers
Owned equipment	1,328	2,488	1,211	1,460
Capital leased equipment	---	3,738	---	110
Operating leased equipment	1,218	2,622	1,392	6,848
Independent contractors	370	---	359	---
Total	2,916	8,848	2,962	8,418

Independent contractors are utilized through a contract with us to supply one or more tractors and drivers for our use.  Independent contractors must pay their own tractor expenses, fuel, maintenance, and driver costs and must meet our specified guidelines with respect to safety.  A lease-purchase program that we offer provides independent contractors the opportunity to lease-to-own a tractor from a third party.  As of December 31, 2007, there were 370 independent contractors providing a combined 12.7% of our tractor capacity.

In fiscal 2007, we declared our intent to purchase approximately 3,700 trailers, in turn converting them from operating leases to capital leases.  Accordingly, capital lease debt of $56.5 million was added to our balance sheet in 2007.   We chose to convert these leases to meet along term goal of having all equipment represented on the balance sheet over the next few years.

Outlook

Looking forward, our profitability goal is to achieve an operating ratio of approximately 90%.  We expect this to require improvements in rate per mile and decreased non-revenue miles, to overcome expected additional cost increases.  Because a large percentage of our costs are variable, changes in revenue per mile affect our profitability to a greater extent than changes in miles per tractor.  For the remainder of fiscal 2008, the key factors that we expect to have the greatest effect on our profitability are our freight revenue per tractor per week (which will be affected by the general freight environment, including the balance of freight demand and industry-wide trucking capacity), our compensation of drivers, our cost of revenue equipment (particularly in light of the 2007 EPA engine requirements), our fuel costs, and our insurance and claims.  To overcome cost increases and improve our margins, we will need to achieve increases in freight revenue per tractor.  Operationally, we will seek improvements in safety, driver recruiting, and retention.  Our success in these areas primarily will affect revenue, driver-related expenses, and insurance and claims expense.

Subsequent Event

On January 22, 2008, the Company, CTSI, TruckersB2B, and CLSI entered into the Third Amendment with LaSalle Bank National Association, as administrative agent, and LaSalle Bank National Association, Fifth Third Bank (Central Indiana), and JPMorgan Chase Bank, N.A., as lenders.  The Third Amendment (i) extends the maturity date from September 24, 2010, to January 22, 2013, and (ii) increases the maximum revolving borrowing limit from $50 million with a $20 million accordion feature to $70 million with a $20 million accordion feature, as contained in the Credit Agreement (as hereinafter defined).

Results of Operations

The following table sets forth the percentage relationship of expense items to freight revenue for the periods indicated:

	For the three months ended December 31,		For the six months ended December 31,
	2007	2006	2007	2006
Freight revenue(1)	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages, and employee benefits	33.9%	33.9%	33.8%	33.3%
Fuel(1)	11.7%	10.5%	11.8%	10.2%
Operations and maintenance	8.0%	7.1%	7.7%	7.1%
Insurance and claims	3.9%	3.1%	3.5%	3.5%
Depreciation and amortization	6.6%	3.7%	6.8%	3.5%
Revenue equipment rentals	5.8%	8.1%	6.0%	8.4%
Purchased transportation	18.9%	16.6%	19.1%	16.8%
Costs of products and services sold	1.5%	1.9%	1.5%	1.8%
Communications and utilities	1.1%	1.1%	1.1%	1.1%
Operating taxes and licenses	2.0%	2.0%	1.9%	2.0%
General and other operating	2.4%	1.8%	2.1%	1.8%

Total operating expenses	95.8%	89.8%	95.3%	89.5%

Operating income	4.2%	10.2%	4.7%	10.5%

Other expense:
Interest expense	1.1%	0.7%	1.1%	0.5%

Income before income taxes	3.1%	9.5%	3.6%	10.0%
Provision for income taxes	1.6%	3.9%	1.8%	3.9%

Net income	1.5%	5.6%	1.8%	6.1%

(1)
Freight revenue is total revenue less fuel surcharges.  In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense.  Fuel surcharges were $24.1 million and $15.4 million for the second quarter of fiscal 2008 and 2007, respectively, and $44.0 million and $35.5 million for the six months ended December 31, 2007 and 2006, respectively.

Comparison of Three Months Ended December 31, 2007 to Three Months Ended December 31, 2006

Operating revenue increased by $15.7 million, or 12.8%, to $138.6 million for the second quarter of fiscal 2008, from $122.9 million for the second quarter of fiscal 2007.

Freight revenue increased by $7.0 million, or 6.5%, to $114.5 million for the second quarter of fiscal 2008, from $107.5 million for the second quarter of fiscal 2007.  This increase was primarily attributable to an increase of billed miles to 63.4 million for the second quarter of fiscal 2008, from 58.4 million for the second quarter of fiscal 2007, offset by a decrease in average miles per tractor per week from 2,047 miles to 2,023 miles, an increase in non-revenue miles from 9.9% to 10.3% of total miles, and a 3.2% reduction in average freight revenue per loaded mile to $1.50 from $1.55 for the second quarters of fiscal 2008 and 2007, respectively.  As the freight market weakened, we took on additional broker freight, at lower rates, to fill the resulting void.  This led to an increase in non-revenue miles as we repositioned tractors for the next load.  As a result of the foregoing, average revenue per tractor per week, which is our primary measure of asset productivity, decreased 3.0% to $2,933 in the second quarter of fiscal 2008, from $3,023 for the second quarter of fiscal 2007.

Revenue for TruckersB2B was $2.4 million in the second quarter of fiscal 2008, compared to $2.8 million for the second quarter of fiscal 2007.  The decrease was related to a decrease in tractor and trailer rebate revenue, partially due to the discontinuance of the trailer incentive program, and decreases in the fuel and tire rebate revenue due to lower general freight demand.

Salaries, wages, and employee benefits were $38.8 million, or 33.9% of freight revenue, for the second quarter of fiscal 2008, compared to $36.4 million, or 33.9% of freight revenue, for the second quarter of fiscal 2007.  The increase in the overall dollar amount in salaries, wages, and benefits is largely due to increased driver payroll related to increased company paid miles, resulting from increased miles.

Fuel expenses, net of fuel surcharge revenue of $24.1 million and $15.4 million for the second quarter of fiscal 2008 and 2007, respectively, increased to $13.4 million, or 11.7% of freight revenue, for the second quarter of fiscal 2008, compared to $11.3 million, or 10.5% of freight revenue, for the second quarter of fiscal 2007.  These increases were attributable to a 30.1% increase in average fuel prices to $3.11 per gallon in the second quarter of fiscal 2008, from $2.39 per gallon in the second quarter of fiscal 2007, and an increase in company and non-revenue miles as a percentage of all miles.  Although we were able to recover some higher fuel costs through our fuel surcharge program, there is a lag that prevents us from adjusting fuel surcharges to accommodate short term fuel price fluctuations which, in turn, can negatively impact operating results.  Increased fuel prices and increased non-revenue miles will increase our operating expenses to the extent not offset by surcharges.

Operations and maintenance increased to $9.2 million, or 8.0% of freight revenue, for the second quarter of fiscal 2008, from $7.6 million, or 7.1% of freight revenue, for the second quarter of fiscal 2007.  Operations and maintenance consist of direct operating expense, maintenance, and tire expense.  These increases in the second quarter of fiscal 2008 are primarily related to an increase in costs associated with various direct expenses such as tolls expense, border drayage expense, and recovery expense as well as an increase in physical damage expense due to more accidents in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007.

Insurance and claims expense increased to $4.5 million, or 3.9% of freight revenue, for the second quarter of fiscal 2008, from $3.3 million, or 3.1% of freight revenue, for the second quarter of fiscal 2007.  Insurance consists of premiums for liability, physical damage, cargo damage, and workers compensation insurance, in addition to claims expense.  These increases resulted primarily from increases in our worker’s compensation expense, related to the increased number of claims and severity of those claims in the quarter, and an increase in other insurance expense.  Our insurance program involves self-insurance at various risk retention levels.  Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate.  We accrue for the uninsured portion of claims based on known claims and historical experience.  We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume.  Insurance and claims expense will vary based primarily on the frequency and severity of claims, the level of self-retention, and the premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to $7.6 million, or 6.6% of freight revenue, for the second quarter of fiscal 2008, compared to $4.0 million, or 3.7% of freight revenue, for the second quarter of fiscal 2007.  The majority of these increases is related to the conversion of operating leases to capital leases related to approximately 3,700 trailers. In the third and fourth quarters of fiscal 2007, the Company declared its intent to purchase certain trailers previously financed with operating leases. The conversion of the trailer leases resulted in a simultaneous decrease in our revenue equipment rentals.  Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases. In the near term, we expect to purchase new equipment with cash or finance new trailers with operating leases.  Accordingly, going forward we expect depreciation and amortization will increase as a percentage of freight revenue and revenue equipment rentals will decrease as a percentage of freight revenue as increased depreciation expense associated with tractors and trailers acquired with cash or borrowings will more than offset decreased depreciation resulting from financing new trailer acquisitions with operating leases.

Revenue equipment rentals decreased to $6.7 million, or 5.8% of freight revenue, for the second quarter of fiscal 2008, compared to $8.7 million, or 8.1% of freight revenue, for the second quarter of fiscal 2007.  These decreases were attributable to a decrease in our tractor and trailer fleet financed under operating leases as discussed under depreciation and amortization.  At December 31, 2007, 1,218 tractors, or 47.8% of our company tractors, were held under operating leases, compared to 1,392 tractors, or 47.0% of our company tractors, at December 31, 2006.  At December 31, 2007, 2,622 trailers, or 29.6%, of our trailer fleet were held under operating leases, compared to 6,848, or 81.3% of our trailer fleet, at December 31, 2006.

Given the level of new tractors expected to be purchased with cash or borrowings and new trailers expected to be financed under operating leases, we expect revenue equipment rentals will continue to decrease going forward.

Purchased transportation increased to $21.6 million, or 18.9% of freight revenue, for the second quarter of fiscal 2008, from $17.8 million, or 16.6% of freight revenue, for the second quarter of fiscal 2007.  These increases are primarily related to increased independent contractor fuel surcharge reimbursement and increased independent contractor expense due to the 3.1% increase in independent contractors to 370 at December 31, 2007, from 359 at December 31, 2006. Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile.

General and other operating expense increased to $2.7 million, or 2.4% of freight revenue, for the second quarter of fiscal 2008, from $2.0 million, or 1.8% of freight revenue, for the second quarter of fiscal 2007.  These increases are attributed to recording approximately $0.4 million related to bad debt expense in response to one major write-off of an uncollectible account during the second quarter of fiscal 2008.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses.  Accordingly, we have not provided a detailed discussion of such expenses.

Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, decreased 640 basis points to 3.1% of freight revenue for the second quarter of fiscal 2008, from 9.5% of freight revenue for the second quarter of fiscal 2007.

In addition to other factors described above, Canadian exchange rate fluctuations principally impact salaries, wages, and benefits and purchased transportation and, therefore, impact our pretax margin and results of operations.

Income taxes decreased to $1.9 million, with an effective tax rate of 52.1%, for the second quarter of fiscal 2008, from $4.1 million, with an effective tax rate of 40.6%, for the second quarter of fiscal 2007.  The effective tax rate increased as a result of decreased earnings which increased the effect of non-deductible expenses related to our per diem pay structure. As per diem is a non-deductible expense, our effective tax rate will fluctuate as net income fluctuates in the future.

As a result of the factors described above, net income decreased to $1.7 million for the second quarter of fiscal 2008, from $6.1 million for the second quarter of fiscal 2007.

Comparison of Six Months Ended December 31, 2007 to Six Months Ended December 31, 2006

Operating revenue increased by $21.8 million, or 8.7%, to $272.4 million for the six months ended December 31, 2007, from $250.6 million for the six months ended December 31, 2006.

Freight revenue increased by $13.3 million, or 6.2%, to $228.4 million for the six months ended December 31, 2007, from $215.1 million for the six months ended December 31, 2007.  This increase was primarily attributable to an increase of 8.3 million billed miles, from 117.7 million for the six months ended December 31, 2006, to 126.0 million for the six months ended December 31, 2007, primarily due to the increased business.  This increase was offset by a decrease in average miles per tractor per week from 2,055 miles to 2,007 miles and an increase in non-revenue miles from 9.8% to 10.4% of total miles, and a 2.0% reduction in average freight revenue per loaded mile to $1.50 from $1.53 for the six months ended December 31, 2007 and 2006, respectively.  As the freight market weakened, we took on additional broker freight, at lower rates, to fill the resulting void.  In turn, non-revenue miles increased as we repositioned tractors for the next load.  Average revenue per tractor per week, which is our primary measure of asset productivity, decreased 2.9% to $2,944 in the six months ended December 31, 2007, from $3,033 for the six months ended December 31, 2006.

Revenue for TruckersB2B was $4.9 million for the six months ended December 31, 2007, compared to $5.5 million for the six months ended December 31, 2006.  The decrease was related to a decrease in tractor and trailer rebate revenue, partially due to the discontinuance of the trailer incentive program, and decreases in the fuel and tire rebates due to small and mid size carriers being adversely affected by the lagging freight demand.

Salaries, wages, and benefits were $77.2 million, or 33.8% of freight revenue, for the six months ended December 31, 2007, compared to $71.7 million, or 33.3% of freight revenue, for the six months ended December 31, 2006.  These increases were primarily due to increased driver payroll, resulting from the increased company paid miles and increased stock-based compensation expense.  A portion of the increases is also attributable to SARS expense increasing from a benefit of $0.9 million for the six months ended December 31, 2006 compared to a benefit of $0.3 million in the six months ended December 31, 2007, offset by a decrease in bonus compensation from $1.0 million to $0.2 million in the six months ended December 31, 2006 and 2007, respectively.

Fuel expenses, net of fuel surcharge revenue of $44.0 million and $35.5 million for the six months ended December 31, 2007 and 2006 respectively, increased to $27.0 million, or 11.8% of freight revenue, for the six months ended December 31, 2007, compared to $21.9 million, or 10.2% of freight revenue, for the six months ended December 31, 2006.  These increases were attributable to a 15.3% increase in average fuel prices to $2.94 per gallon in the six months ended December 31, 2007, from $2.55 per gallon in the six months ended 2006, and an increase in company and non-revenue miles as a percentage of all miles.  Although we were able to recover some higher fuel costs through our fuel surcharge program, there is a lag that prevents us from adjusting fuel surcharges to accommodate short term fuel price fluctuations which, in turn, can negatively impact operating results.  Increased fuel prices and increased non-revenue miles will increase our operating expenses to the extent not offset by surcharges.

Operations and maintenance increased to $17.6 million, or 7.7% of freight revenue, for the six months ended December 31, 2007, from $15.3 million, or 7.1% of freight revenue, for the six months ended December 31, 2006.  Operations and maintenance consist of direct operating expense, maintenance, physical damage, and tire expense.  These increases are primarily related to an increase in costs associated with various direct expenses such as tolls expense, border drayage expense, and recovery expense and an increase in physical damage expense, due to increased accidents in the six months ended December 31, 2007.

Insurance and claims expense was $8.0 million for the six months ended December 31, 2007, compared to $7.5 million for the six months ended December 31, 2006.  As a percentage of freight revenue, insurance and claims remained constant at 3.5% for the six months ended December 31, 2007 and 2006.  Insurance consists of premiums for liability, physical damage, cargo damage, and workers compensation insurance.  The increase in the overall dollar amount is attributable to an increase in workers compensation claims, a slight increase in liability insurance claims, an increase in other insurance claims, offset by a decrease in cargo claims.  Our insurance program involves self-insurance at various risk retention levels.  Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate.  We accrue for the uninsured portion of claims based on known claims and historical experience.   We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to $15.4 million, or 6.8% of freight revenue, for the six months ended December 31, 2007, from $7.5 million, or 3.5% of freight revenue, for the six months ended December 31, 2006.  These increases are related to the conversion of operating leases to capital leases related to approximately 3,700 trailers. In the third and fourth quarters of fiscal 2007, the Company declared its intent to purchase certain trailers previously financed with operating leases.  The conversion of the trailer leases resulted in a simultaneous decrease in our revenue equipment rentals. Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases.  In the near term, we expect to purchase new equipment with cash or finance new trailers with operating leases.  Accordingly, going forward we expect depreciation and amortization will increase as a percentage of freight revenue and revenue equipment rentals will decrease as a percentage of freight revenue as increased depreciation expense associated with tractors and trailers acquired with cash or borrowings will more than offset decreased depreciation resulting from financing new trailer acquisitions with operating leases.

Revenue equipment rentals were $13.6 million, or 6.0% of freight revenue, for the six months ended December 31, 2007, compared to $18.0 million, or 8.4% of freight revenue, for the six months ended December 31, 2006.  These decreases were attributable to a decrease in our tractor and trailer fleet financed under operating leases as discussed under depreciation and amortization.  At December 31, 2007, 1,218 tractors, or 47.8% of our company tractors, were held under operating leases, compared to 1,392 tractors, or 47.0% of our company tractors, at December 31, 2006.  At December 31, 2007, 2,622 trailers, or 29.6%, of our trailer fleet were held under operating leases, compared to 6,848, or 81.3% of our trailer fleet, at December 31, 2006.  Given the level of new tractors expected to be purchased with cash or borrowings and new trailers expected to be financed under operating leases, we expect revenue equipment rentals will continue to decrease going forward.

Purchased transportation increased to $43.6 million, or 19.1% of freight revenue, for the six months ended December 31, 2007, from $36.2 million, or 16.8% of freight revenue, for the six months ended December 31, 2006.  These increases are primarily related to increased independent contractor fuel surcharge reimbursement and increased independent contractor expense due to the 3.1% increase in independent contractors to 370 at December 31, 2007, from 359 at December 31, 2006.  Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile.  The number of independent contractors has grown over recent months as the Company has partnered with several financing companies that are making it easier for drivers to purchase trucks.

General and other operating expense increased to $4.8 million, or 2.1% of freight revenue, for the six months ended December 31, 2007, from $4.0 million, or 1.8% of freight revenue, for the six months ended December 31, 2006.  These increases are primarily attributed to recording approximately $0.4 million related to bad debt expense in response to one major write-off of an uncollectible account during the quarter.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses.  Accordingly, we have not provided a detailed discussion of such expenses.

Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, decreased 640 basis points to 3.6% of freight revenue for the six months ended December 31, 2007, from 10.0% of freight revenue for the six months ended December 31, 2006.

In addition to other factors described above, Canadian exchange rate fluctuations primarily impact salaries, wages and benefits, and purchased transportation, and, therefore impact our pretax margin and results of operations.

Income taxes decreased to $4.0 million for the six months ended December 31, 2007, compared to $8.4 million, for the six months ended December 31, 2006, while the effective tax rate increased from 38.9% to 48.5%.  The effective tax rate increased as a result of decreased earnings which increased the effect of non-deductible expenses related to our per diem pay structure. As per diem is a non-deductible expense, our effective tax rate will fluctuate as net income fluctuates in the future.

As a result of the factors described above, net income decreased by $9.2 million to $4.2 million for the six months ended December 31, 2007, from a net income of $13.2 million for the six months ended December 31, 2006.

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

As of December 31, 2007, we had on order 2,399 tractors and 600 trailers for delivery through fiscal 2010.  These revenue equipment orders represent a capital commitment of approximately $228.7 million, before considering the proceeds of equipment dispositions.  We plan to purchase most of our new tractors with cash or borrowings and acquiring most of the new trailers under off-balance sheet operating leases.  In the third and fourth quarters of fiscal 2007, we also declared our intent to purchase approximately 3,700 trailers at the end of the respective lease term, resulting in a change from operating lease to capital lease classification.  At December 31, 2007, our total balance sheet debt, including capital lease obligations and current maturities, was $84.4 million, compared to $41.3 million at December 31, 2006.  Our debt-to-capitalization ratio (total balance sheet debt as a percentage of total balance sheet debt plus total stockholders’ equity) was 36.7% at December 31, 2007, and 23.2% at December 31, 2006.

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

Cash Flows

For the six months ended December 31, 2007, net cash provided by operations was $18.8 million, compared to cash provided by operations of $16.7 million for the six months ended December 31, 2006.  The increase in cash provided by operations is due primarily to the increase of depreciation and amortization, offset by the decrease in net income.  Additionally, trade receivables decreased while accounts payable and other accrued expenses increased.

Net cash provided by investing activities was $6.7 million for the six months ended December 31, 2007, compared to net cash used in investing activities of $39.4 million for the six months ended December 31, 2006.  Cash provided by or used in investing activities includes the net cash effect of acquisitions and dispositions of revenue equipment during each period. Capital expenditures for new equipment totaled $9.3 million for the six months ended December 31, 2007, and $38.5 million for the six months ended December 31, 2006.  We generated proceeds from the sale of property and equipment of $15.9 million for the six months ended December 31, 2007, compared to $20.2 million in proceeds for the six months ended December 31, 2006.  Net cash used in investing activities for the six months ended December 31, 2006 also includes our October 2006 acquisition of the assets of Digby for $21.2 million.

Net cash used in financing activities was $23.2 million for the six months ended December 31, 2007, compared to net cash provided by financing activities of $21.1 million for the six months ended December 31, 2006.  The increase in cash used for financing activities was primarily due to the Company’s purchase of approximately 2,000,000 shares of its common stock pursuant to the repurchase program, increased capital lease payments, and increased payments on our revolving debt line.  Financing activity represents borrowings (new borrowings, net of repayment) and payments of the principal component of capital lease obligations.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for our revenue equipment.  Our operating leases include some under which we do not guarantee the value of the asset at the end of the lease term (“walk-away leases”) and some under which we do guarantee the value of the asset at the end of the lease term (“residual value”).  Therefore, we are subject to the risk that equipment value may decline in which case we would suffer a loss upon disposition and be required to make cash payments because of the residual value guarantees. We were obligated for residual value guarantees related to operating leases of $65.7 million at December 31, 2007 compared to $83.3 million at December 31, 2006. A small portion of these amounts is covered by repurchase and/or trade agreements we have with the equipment manufacturer. We believe that any residual payment obligations that are not covered by the manufacturer will be satisfied, in the aggregate, by the value of the related equipment at the end of the lease. To the extent the expected value at the lease termination date is lower than the residual value guarantee; we would accrue for the difference over the remaining lease term. We anticipate that going forward we will use cash generated from operations to finance tractor purchases and operating leases to finance trailer purchases.

PrimaryCredit Agreement

On September 26, 2005, the Company, CTSI, and TruckersB2B entered into an unsecured Credit Agreement (the "Credit Agreement") with LaSalle Bank National Association, as administrative agent, and LaSalle Bank National Association, Fifth Third Bank (Central Indiana), and JPMorgan Chase Bank, N.A., as lenders. The Credit Agreement was amended on December 23, 2005, by the First Amendment to Credit Agreement, pursuant to which CLSI was added as a borrower to the Credit Agreement. The Credit Agreement, as amended by the Third Amendment on January 22, 2008, matures on January 23, 2013.  The Credit Agreement is intended to provide for ongoing working capital needs and general corporate purposes.  Borrowings under the Credit Agreement are based, at the option of the Company, on a base rate equal to the greater of the federal funds rate plus 0.5% and the administrative agent’s prime rate or LIBOR plus an applicable margin between 0.75% and 1.125% that is adjusted quarterly based on cash flow coverage. The Credit Agreement is guaranteed by Celadon E-Commerce, Inc., CelCan, and Jaguar, each of which is a subsidiary of the Company.

The Credit Agreement, as amended by the Third Amendment, has a maximum revolving borrowing limit of $70.0 million, and the Company may increase the revolving borrowing limit by an additional $20.0 million, to a total of $90.0 million.  Letters of credit are limited to an aggregate commitment of $15.0 million and a swing line facility has a limit of $5.0 million.  A commitment fee that is adjusted quarterly between 0.15% and 0.225% per annum based on cash flow coverage is due on the daily unused portion of the Credit Agreement.  The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, mergers, consolidations, acquisitions and dispositions, and total indebtedness.  We were in compliance with these covenants at December 31, 2007, and expect to remain in compliance for the foreseeable future.  At December 31, 2007, $15.3 million of our credit facility was utilized as outstanding borrowings and $4.5 million was utilized for standby letters of credit.

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

Contractual Obligations

As of December 31, 2007, our operating leases, capitalized leases, other debts, and future commitments have stated maturities or minimum annual payments as follows:

	Annual Cash Requirements as of December 31, 2007 (in thousands) Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

Operating leases	$70,946	$20,295	$19,799	$15,154	$15,698
Lease residual value guarantees	65,743	20,701	20,990	---	24,052
Capital leases(1)	58,887	8,607	18,270	30,423	1,587
Long-term debt(1)	35,132	13,007	21,948	177	---
Sub-total	$230,708	$62,610	$81,007	$45,754	$41,337

Future purchase of revenue equipment	$228,702	$61,464	$156,584	$2,325	$8,329
Employment and consulting agreements(2)	724	717	7	---	---
Standby Letters of Credit	4,500	4,500	---	---	---

Total	$464,634	$129,291	$237,598	$48,079	$49,666

(1)	Includes interest.
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

Operating leases. We have financed a substantial percentage of our tractors and trailers with operating leases.  These leases generally contain residual value guarantees, which provide that the value of equipment returned to the lessor at the end of the lease term will be no lower than a negotiated amount.  To the extent that the value of the equipment is below the negotiated amount, we are liable to the lessor for the shortage at the expiration of the lease.  For approximately 4% of our tractors under operating lease, we have residual value guarantees from the manufacturer at amounts equal to our residual obligation to the lessors. For all other equipment (or to the extent we believe any manufacturer will refuse or be unable to meet its obligation), we are required to recognize additional rental expense to the extent we believe the fair market value at the lease termination will be less than our obligation to the lessor.

In accordance with SFAS 13, "Accounting for Leases ," property and equipment held under operating leases, and liabilities related thereto, are not reflected on our balance sheet. All expenses related to revenue equipment operating leases are reflected on our statements of operations in the line item entitled "Revenue equipment rentals." As such, financing revenue equipment with operating leases instead of bank borrowings or capital leases effectively moves the interest component of the financing arrangement into operating expenses on our statements of operations.

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

Interest Rate Risk.  We are exposed to interest rate risk principally from our primary credit facility.  The credit facility carries a maximum variable interest rate of either the bank's base rate or LIBOR plus 1.125%.  At December 31, 2007 the interest rate for revolving borrowings under our credit facility was LIBOR plus 0.875%.  At December 31, 2007, we had $15.3 million variable rate term loan borrowings outstanding under the credit facility.  A hypothetical 10% increase in the bank's base rate and LIBOR would be immaterial to our net income.

Foreign Currency Exchange Rate Risk.  We are subject to foreign currency exchange rate risk, specifically in connection with our Canadian operations. While virtually all of the expenses associated with our Canadian operations, such as independent contractor costs, Company driver compensation, and administrative costs, are paid in Canadian dollars, a significant portion of our revenue generated from those operations is billed in U.S. dollars because many of our customers are U.S. shippers transporting goods to or from Canada. As a result, increases in the Canadian dollar exchange rate adversely affect the profitability of our Canadian operations. Assuming revenue and expenses for our Canadian operations identical to that in the six months ended December 31, 2007 (both in terms of amount and currency mix), we estimate that a $0.01 decrease in the Canadian dollar exchange rate would reduce our annual net income by approximately $260,000.

We generally do not face the same magnitude of foreign currency exchange rate risk in connection with our intra-Mexico operations conducted through our Mexican subsidiary, Jaguar, because our foreign currency revenues are generally proportionate to our foreign currency expenses for those operations. For purposes of consolidation, however, the operating results earned by our subsidiaries, including Jaguar, in foreign currencies are converted into United States dollars.  As a result, a decrease in the value of the Mexican peso could adversely affect our consolidated results of operations. Assuming revenue and expenses for our Mexican operations identical to that in the six months ended December 31, 2007 (both in terms of amount and currency mix), we estimate that a $0.01 decrease in the Mexican peso exchange rate would reduce our annual net income by approximately $62,000.

Commodity Price Risk.  Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability.  Fuel is subject to economic, political, market, and climatic factors that are outside of our control. Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through the collection of fuel surcharges. However, fuel surcharges do not always fully offset increases in fuel prices.  In addition, from time-to-time we may enter into derivative financial instruments to reduce our exposure to fuel price fluctuations. In accordance with SFAS 133 and SFAS 138, we adjust any such derivative instruments to fair value through earnings on a monthly basis.  As of December 31, 2007, we had no derivative financial instruments in place to reduce our exposure to fuel price fluctuations.

Item 4.                       Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  This evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.  There were no changes in the Company’s internal control over financial reporting that occurred during the six months ended December 31, 2007 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 8, 2007, the 384th District Court of the State of Texas situated in El Paso, Texas, rendered a judgment against CTSI, for approximately $3.4 million in the case of Martinez v. Celadon Trucking Services, Inc., which was originally filed on September 4, 2002. The case involves a workers’ compensation claim of a former employee of CTSI who suffered a back injury as a result of a traffic accident. CTSI and the Company believe all actions taken were proper and legal and contend that the proper and exclusive place for resolution of this dispute was before the Indiana Workers Compensation Board. While there can be no certainty as to the outcome, the Company believes that the ultimate resolution of this dispute will not have a materially adverse effect on its consolidated financial position or results of operations. Trial transcripts are being prepared for the Court of Appeals and appellate briefing is in process.

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

Our operations are regulated and licensed by various government agencies, including the DOT.  The DOT, through the Federal Motor Carrier Safety Administration, or FMCSA, imposes safety and fitness regulations on us and our drivers.  New rules that limit driver hours-of-service were adopted effective January 4, 2004, and then modified effective October 1, 2005 (the "2005 Rules").  On July 24, 2007, a federal appeals court vacated portions of the 2005 Rules.  Two of the key portions that were vacated include the expansion of the driving day from 10 hours to 11 hours, and the “34-hour restart,” which allows drivers to restart calculations of the weekly on-duty time limits after the driver has at least 34 consecutive hours off duty.  The court indicated that, in addition to other reasons, it vacated these two portions of the 2005 Rules because FMCSA failed to provide adequate data supporting its decision to increase the driving day and provide for the 34-hour restart.  Following a request by FMCSA for a 12-month extension of the vacated rules, the court, in an order filed on September 28, 2007, granted a 90-day stay of the mandate and directed that issuance of the its ruling be withheld until December 27, 2007, to allow FMSCA time to prepare its response.  On December 17, 2007, FMCSA submitted an interim final rule, which became effective December 27, 2007 (the “Interim Rule”).  The Interim Rule retains the 11 hour driving day and the 34-hour restart, but provides greater statistical support and analysis regarding the increased driving time and the 34-hour restart.  We understand that FMCSA is taking comments on the Interim Rule, which are due no later than February 15, 2008, and expects to publish a final rule later in 2008.  As the Interim Rule appears to be very similar to the one struck down by the federal appeals court in July of 2007, advocacy groups may challenge the Interim Rule.  If a lawsuit is filed, the court’s decision could have varying effects, as reducing driving time to 10 hours daily may reduce productivity in some lanes, while eliminating the 34-hour restart could enhance productivity in certain instances.  On the whole, however, we believe a court's decision to strike down the Interim Rule would decrease productivity and cause some loss of efficiency, as drivers and shippers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed or engaged, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured.  We are also unable to predict the effect of any new rules that might be proposed, but any such proposed rules could increase costs in our industry or decrease productivity.

Our Board of Directors recently authorized the repurchase of additional shares under our stock repurchase program.  The number of shares repurchased and the effects of repurchasing the shares may have an adverse effect on debt, equity, and liquidity of the Company.

On October 24, 2007, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company purchased 2,000,000 shares of the Company's common stock. On December 5, 2007, the Company announced that it had purchased all of the shares of the Company’s common stock previously authorized and that the Company's Board of Directors authorized an additional stock repurchase program pursuant to which the Company may purchase up to 2,000,000 additional shares of the Company's common stock through December 3, 2008.  As any repurchases would likely be funded from cash flow from operations and/or possible borrowings under the Company’s Credit Agreement, such repurchasing of shares could reduce the amount of cash on hand or increase debt, and reduce the Company’s liquidity.

Item 4.                       Submission of Matters to a Vote of Security Holders.

The Company held its regular Annual Meeting of Stockholders (the "Annual Meeting") on November 9, 2007.  Stockholders representing 21,444,141 shares, or 90.6%, of the total outstanding shares were present in person or by proxy.  At the Annual Meeting, Stephen Russell, Michael Miller, Anthony Heyworth, Catherine Langham, and Paul Will were elected to serve as directors for one-year terms.  Because the purpose of the Annual Meeting was to elect directors, abstentions and broker non-votes were not tabulated.  A tabulation of the vote with respect to each nominee follows:

	Voted For	Vote Withheld

Stephen Russell	19,899,002	1,545,139
Michael Miller	20,813,693	623,848
Anthony Heyworth	20,285,365	1,088,786
Catherine Langham	20,896,461	547,680
Paul Will	19,113,015	2,331,126

Item 6.                       Exhibits

3.1
Amended and Restated Certificate of Incorporation of the Company, effective January 12, 2006.  Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ending December 31, 2005, filed with the SEC on January 30, 2006.)

3.2
Certificate of Designation for Series A Junior Participating Preferred Stock.  (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, filed with the SEC on September 28, 2000.)

3.3	Amended and Restated By-laws of the Company.*
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

4.4	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3.3 filed herewith.)
10.23
Second Amendment to Credit Agreement dated June 30, 2007, among Celadon Group, Inc., Celadon Trucking Services, Inc., Truckers B2B, Inc., and Celadon Logistics Services, Inc., the financial institutions party thereto, and LaSalle Bank National Association*

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

Date: January 31, 2008