Form 10-Q
period 2008-03-31
CELADON GROUP INC
filed 2008-05-01
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Yes [ ] No [X]

As of April 29, 2008 (the latest practicable date), 21,849,672 shares of the registrant’s common stock, par value $0.033 per share, were outstanding.

CELADON GROUP, INC.

Index to

March 31, 2008 Form 10-Q

Part I.  Financial Information

Item I.  Financial Statements
CELADON GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2008 and June 30, 2007
(Dollars in thousands except per share and par value amounts)

	March 31, 2008	June 30, 2007
	(unaudited)
A S S E T S

Current assets:
Cash and cash equivalents	$2,584	$1,190
Trade receivables, net of allowance for doubtful accounts of $1,042 and $1,176 at March 31, 2008 and June 30, 2007	64,961	59,387
Prepaid expenses and other current assets	12,715	10,616
Tires in service	3,509	3,012
Equipment held for resale	7,607	11,154
Income tax receivable	2,596	1,526
Deferred income taxes	1,625	2,021
Total current assets	95,597	88,906
Property and equipment	257,728	240,898
Less accumulated depreciation and amortization	63,552	44,553
Net property and equipment	194,176	196,345
Tires in service	1,393	1,449
Goodwill	19,137	19,137
Other assets	1,395	1,076
Total assets	$311,698	$306,913

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

Current liabilities:
Accounts payable	$7,409	$7,959
Accrued salaries and benefits	10,731	11,779
Accrued insurance and claims	8,485	6,274
Accrued fuel expense	10,445	6,425
Other accrued expenses	12,665	12,157
Current maturities of long-term debt	8,630	10,736
Current maturities of capital lease obligations	6,431	6,228
Total current liabilities	64,796	61,558
Long-term debt, net of current maturities	38,175	28,886
Capital lease obligations, net of current maturities	43,760	48,792
Deferred income taxes	24,240	20,332
Minority interest	25	25
Stockholders’ equity:
Common stock, $0.033 par value, authorized 40,000,000 shares; issued 23,686,792 and 23,581,245 shares at March 31, 2008 and June 30, 2007	782	778
Treasury stock at cost; 1,837,120 shares at March 31, 2008	(12,665)	---
Additional paid-in capital	94,817	93,582
Retained earnings	58,717	54,345
Accumulated other comprehensive loss	(949)	(1,385)
Total stockholders’ equity	140,702	147,320
Total liabilities and stockholders’ equity	$311,698	$306,913

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except per share amounts)
(Unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2008	2007	2008	2007
Revenue:
Freight revenue	$112,401	$105,162	$340,779	$320,281
Fuel surcharges	26,489	15,238	70,499	50,717
	138,890	120,400	411,278	370,998

Operating expenses:
Salaries, wages, and employee benefits	40,231	35,829	117,396	107,558
Fuel	41,421	27,547	112,466	84,921
Operations and maintenance	9,832	8,321	27,434	23,573
Insurance and claims	3,656	3,299	11,704	10,829
Depreciation and amortization	8,408	6,679	23,833	14,163
Revenue equipment rentals	6,376	7,281	20,025	25,301
Purchased transportation	19,362	16,908	62,927	53,059
Costs of products and services sold	1,426	1,480	4,862	5,342
Communications and utilities	1,302	1,248	3,785	3,549
Operating taxes and licenses	2,318	2,136	6,718	6,385
General and other operating	2,232	2,052	7,001	6,080
Total operating expenses	136,564	112,780	398,151	340,760

Operating income	2,326	7,620	13,127	30,238

Other (income) expense:
Interest income	(77)	(1)	(102)	(16)
Interest expense	1,266	996	3,777	2,058
Other (income) expense, net	42	35	152	39
Income before income taxes	1,095	6,590	9,300	28,157
Provision for income taxes	946	2,660	4,927	11,049
Net income	$149	$3,930	$4,373	$17,108

Earnings per common share:
Diluted earnings per share	$0.01	$0.17	$0.19	$0.72
Basic earnings per share	$0.01	$0.17	$0.19	$0.73
Average shares outstanding:
Diluted	21,910	23,739	22,852	23,657
Basic	21,722	23,483	22,607	23,391

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended March 31, 2008 and 2007
(Dollars in thousands)
(Unaudited)

	2008		2007

Cash flows from operating activities:
Net income		$4,373	$17,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		23,268	14,399
(Gain)/Loss on sale of equipment		565	(236)
Stock based compensation		1,766	1,080
Deferred income taxes		4,304	6,166
Provision for doubtful accounts		430	288
Changes in assets and liabilities:
Trade receivables		(6,004)	(959)
Income tax recoverable		(1,070)	4,698
Tires in service		(441)	125
Prepaid expenses and other current assets		(2,099)	(1,761)
Other assets		(45)	230
Accounts payable and accrued expenses		5,188	823
Net cash provided by operating activities		30,235	41,961

Cash flows from investing activities:
Purchase of property and equipment		(46,079)	(50,386)
Proceeds on sale of property and equipment		28,123	30,238
Purchase of businesses, net of cash		---	(29,457)
Net cash used in investing activities		(17,956)	(49,605)

Cash flows from financing activities:
Proceeds from issuances of common stock		609	785
Purchase of treasury stock		(13,848)	---
Proceeds from bank borrowings and debt		15,750	10,250
Payments on long-term debt		(8,566)	(2,113)
Principal payments under capital lease obligations		(4,830)	(1,139)
Net cash provided by/(used in) financing activities		(10,885)	7,783

Increase in cash and cash equivalents		1,394	139

Cash and cash equivalents at beginning of period		1,190	1,674
Cash and cash equivalents at end of period		$2,584	$1,813
Supplemental disclosure of cash flow information:
Interest paid		$3,484	$2,004
Income taxes paid		$3,182	$899
Supplemental disclosure of non-cash investing activities:
Lease obligation/debt incurred in the purchase of equipment	$	---	$47,898

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
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

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. It also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position No. 157-2, which provides a one-year delayed application of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company must adopt these new requirements no later than its first quarter of fiscal 2010.

In December 2007, FASB issued SFAS No. 141R (revised 2007), Business Combinations ("SFAS 141R"), which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 ("SFAS 160"), which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for us beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently assessing the potential impact that adoption of SFAS 160 would have on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after Nov. 15, 2008. Accordingly, the Company will adopt SFAS 161 in fiscal year 2010.

3.           Income Taxes

Income tax expense varies from the federal corporate income tax rate of 35%, primarily due to state income taxes, net of federal income tax effect and our permanent differences primarily related to per diem pay structure.

Effective July 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Upon adoption, there were no additional expenses or liabilities recorded.  As of March 31, 2008, the Company had recorded a $0.7 million liability for unrecognized tax benefits, a portion of which represents penalties and interest.

As of March 31, 2008, we could be subject to U.S. Federal income tax examinations for the tax years 2005 through 2007, which are open tax years.  We file tax returns in numerous state jurisdictions with varying statutes of limitations.

4.           Earnings Per Share

The difference in basic and diluted weighted average shares is due to the assumed exercise of outstanding stock options.  A reconciliation of the basic and diluted earnings per share calculation was as follows (amounts in thousands, except per share amounts):

	For three months ended March 31,		For nine months ended March 31,
	2008	2007	2008	2007

Net income	$149	$3,930	$4,373	$17,108

Denominator
Weighted average number of common shares outstanding	21,722	23,483	22,607	23,391
Equivalent shares issuable upon exercise of stock options	188	256	245	266
and restricted stock vesting
Diluted shares	21,910	23,739	22,852	23,657

Earnings per share – diluted	$0.01	$0.17	$0.19	$0.72
Basic	$0.01	$0.17	$0.19	$0.73

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
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

	Transportation	E-commerce	Consolidated

Three months ended March 31, 2008
Operating revenue	$136,740	$2,150	$138,890
Operating income	1,950	376	2,326

Three months ended March 31, 2007
Operating revenue	$118,203	$2,197	$120,400
Operating income	7,272	348	7,620

Nine months ended March 31, 2008
Operating revenue	$404,196	$7,082	$411,278
Operating income	12,013	1,114	13,127

Nine months ended March 31, 2007
Operating revenue	$363,330	$7,668	$370,998
Operating income	29,034	1,204	30,238

Information as to the Company’s operating revenue by geographic area is summarized below (in thousands).  The Company allocates operating revenue based on country of origin of the tractor hauling the freight:

	For the three months ended March 31,		For the nine months ended March 31,
	2008	2007	2008	2007
Operating revenue:
United States	$117,914	$99,373	$344,459	$305,575
Canada	13,584	13,654	42,703	43,888
Mexico	7,392	7,373	24,116	21,535
Total	$138,890	$120,400	$411,278	$370,998

No customer accounted for more than 5% of the Company’s total revenue during any of its two most recent fiscal years or interim periods presented above.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

6.           Stock Based Compensation

On July 1, 2005, the Company adopted SFAS 123(R) which requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based upon a grant-date fair value of an award.  In January 2006, stockholders approved the Company’s 2006 Omnibus Incentive Plan ("2006 Plan"), that provides various vehicles to compensate the Company's key employees.  The 2006 Plan utilizes such vehicles as stock options, restricted stock grants, and stock appreciation rights ("SARs").  The 2006 Plan authorized the Company to grant 1,687,500 shares.  In the nine months ended March 31, 2008, the Company granted 750,490 stock options pursuant to the 2006 Plan.  The Company is authorized to grant an additional 149,038 shares pursuant to the 2006 Plan.

The following table summarizes the expense components of our stock based compensation program:

	For three months ended March 31,		For nine months ended March 31,
	2008	2007	2008	2007

Stock options expense	$309	$247	$708	$738
Restricted stock expense	202	223	654	530
Stock appreciation rights expense	68	103	(875)	(1,775)
Total stock related compensation expense	$579	$573	$487	$(507)

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

A summary of the activity of the Company's stock option plans as of March 31, 2008 and changes during the period then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at July 1, 2007	1,064,992	$9.54	7.06	6,879,503
Granted	750,490	$8.69	---	---
Exercised	(261,441)	$4.03	---	---
Forfeited or expired	(105,643)	$12.99	---	---
Outstanding at March 31, 2008	1,448,398	$10.47	8.33	$1,524,088
Exercisable at March 31, 2008	408,992	$9.67	6.46	$885,943

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal 2008	Fiscal 2007
Weighted average grant date fair value	$4.45	$9.97
Dividend yield	0	0
Expected volatility	41.9%	64.2%
Risk-free interest rate	3.9%	4.92%
Expected lives	4.3 years	4.0 years

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Restricted Shares

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at July 1, 2007	203,182	$12.73
Granted	27,426	$7.11
Vested	(85,966)	$10.53
Forfeited	(20,440)	$13.47
Unvested at March 31, 2008	124,202	$12.71

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

As of March 31, 2008, the Company had $4.4 million and $1.4 million of total unrecognized compensation expense related to stock options and restricted stock, respectively, that is expected to be recognized over the remaining period of approximately 5.4 years for stock options and 2.8 years for restricted stock.

Stock Appreciation Rights

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at July 1, 2007	254,390	$8.59
Granted	---	---
Paid	(50,064)	$8.32
Forfeited	(37,124)	$8.59
Unvested at March 31, 2008	167,202	$8.68

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

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

8.           Comprehensive Income

Comprehensive income consisted of the following components for the third quarter of fiscal 2008 and 2007, respectively, and the nine months ended March 31, 2008 and 2007, respectively (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007

Net income	$149	$3,930	$4,373	$17,108
Foreign currency translation adjustments	(100)	(16)	435	196

Total comprehensive income	$49	$3,914	$4,808	$17,304

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

10.           Reclassification

Certain reclassifications have been made to the March 31, 2007 financial statements to conform to the March 31, 2008 presentation.

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

We also operate TruckersB2B, a profitable marketing business that affords volume purchasing power for items such as fuel, tires, and equipment to approximately 21,000 trucking fleets representing approximately 460,000 tractors. TruckersB2B represents a separate operating segment under generally accepted accounting principles.

Recent Results and Financial Condition

For the third quarter of fiscal 2008, operating revenue increased 15.4% to $138.9 million, compared with $120.4 million for the third quarter of fiscal 2007.  Excluding fuel surcharge, operating revenue increased 6.8% to $112.4 million for the third quarter of fiscal 2008, compared with $105.2 million for the third quarter of fiscal 2007.  Net income decreased 97.4% to $0.1 million from $3.9 million, and diluted earnings per share decreased to $0.01 from $0.17.  We believe that a weakened freight market and increased industry-wide trucking capacity in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007, a sharp increase in fuel prices, various claims costs, fluctuations of the exchange rate of the Canadian dollar, and a change in effective tax rate due to non-deductible per diem payments to our drivers contributed to our decrease in earnings.

At March 31, 2008, our total balance sheet debt (including capital lease obligations less cash) was $94.4 million, and our total stockholders’ equity was $140.7 million, for a total debt to capitalization ratio of 40.2%.  At March 31, 2008, we had $31.8 million of available borrowing capacity under our revolving credit facility.

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

Expenses and Profitability

The main factors that impact our profitability on the expense side are the variable costs of transporting freight for our customers. These costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which we record as purchased transportation. Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. Our main fixed cost is the acquisition and financing of long-term assets, primarily revenue equipment. Other mostly fixed costs include our non-driver personnel and facilities expenses. In discussing our expenses as a percentage of revenue, we sometimes discuss changes as a percentage of revenue before fuel surcharges, in addition to absolute dollar changes, because we believe the high variable cost nature of our business makes a comparison of changes in expenses as a percentage of revenue more meaningful at times than absolute dollar changes.

The trucking industry has experienced significant increases in expenses over the past three years, in particular those relating to equipment costs, driver compensation, insurance, and fuel. Until recently many trucking companies had been able to raise freight rates to cover the increased costs based primarily on an industry-wide tight capacity of drivers. As freight demand has softened, carriers have been willing to accept rate decreases to better utilize assets in service.

Revenue Equipment and Related Financing

For the remainder of fiscal 2008, we expect to obtain tractors and trailers primarily for replacement, and we expect to maintain the average age of our tractor fleet at approximately 1.9 years and the average age of our trailer fleet at approximately 4.0 years. At March 31, 2008, we had future operating lease obligations totaling $135.1 million, including residual value guarantees of approximately $66.8 million.

	March 31, 2008		March 31, 2007
	Tractors	Trailers	Tractors	Trailers
Owned equipment	1,569	2,376	1,249	1,168
Capital leased equipment	---	3,733	---	2,163
Operating leased equipment	1,136	2,818	1,339	4,778
Independent contractors	305	---	384	---
Total	3,010	8,927	2,972	8,109

Independent contractors are utilized through a contract with us to supply one or more tractors and drivers for our use. Independent contractors must pay their own tractor expenses, fuel, maintenance, and driver costs and must meet our specified guidelines with respect to safety. A lease-purchase program that we offer provides independent contractors the opportunity to lease-to-own a tractor from a third party.  As of March 31, 2008, there were 305 independent contractors providing a combined 10.1% of our tractor capacity.

In fiscal 2007, we declared our intent to purchase approximately 3,700 trailers, in turn converting them from operating leases to capital leases.  Accordingly, capital lease debt of $56.5 million was added to our balance sheet in 2007.  We chose to convert these leases to meet a long term goal of having all equipment represented on the balance sheet over the next few years.

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

Results of Operations

The following table sets forth the percentage relationship of expense items to freight revenue for the periods indicated:

	For the three months ended March 31,		For the nine months ended March 31,
	2008	2007	2008	2007
Freight revenue(1)	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages, and employee benefits	35.8%	34.1%	34.4%	33.6%
Fuel(1)	13.3%	11.7%	12.3%	10.7%
Operations and maintenance	8.7%	7.9%	8.1%	7.4%
Insurance and claims	3.3%	3.1%	3.4%	3.4%
Depreciation and amortization	7.5%	6.4%	7.0%	4.4%
Revenue equipment rentals	5.7%	6.9%	5.9%	7.9%
Purchased transportation	17.2%	16.1%	18.5%	16.6%
Costs of products and services sold	1.3%	1.4%	1.4%	1.7%
Communications and utilities	1.2%	1.2%	1.1%	1.1%
Operating taxes and licenses	2.1%	2.0%	2.0%	2.0%
General and other operating	1.8%	2.0%	2.0%	1.8%

Total operating expenses	97.9%	92.8%	96.1%	90.6%

Operating income	2.1%	7.2%	3.9%	9.4%

Other expense:
Interest expense	1.1%	0.9%	1.2%	0.6%

Income before income taxes	1.0%	6.3%	2.7%	8.8%
Provision for income taxes	0.9%	2.6%	1.4%	3.5%

Net income	0.1%	3.7%	1.3%	5.3%

(1)
Freight revenue is total revenue less fuel surcharges. In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense.  Fuel surcharges were $26.5 million and $15.2 million for the third quarter of fiscal 2008 and 2007, respectively, and $70.5 million and $50.7 million for the nine months ended March 31, 2008 and 2007, respectively.

Comparison of Three Months Ended March 31, 2008 to Three Months Ended March 31, 2007

Operating revenue increased by $18.5 million, or 15.4%, to $138.9 million for the third quarter of fiscal 2008, from $120.4 million for the third quarter of fiscal 2007.

Freight revenue increased by $7.2 million, or 6.8%, to $112.4 million for the third quarter of fiscal 2008, from $105.2 million for the third quarter of fiscal 2007.  This increase was primarily attributable to an increase of billed miles to 62.5 million for the third quarter of fiscal 2008, from 58.4 million for the third quarter of fiscal 2007, an increase in average miles per tractor per week from 1,962 miles to 1,984 miles, offset by an increase in non-revenue miles from 10.3% to 10.6% of total miles, and a 1.3% reduction in average freight revenue per loaded mile to $1.50 from $1.52 for the third quarters of fiscal 2008 and 2007, respectively.  As the freight market weakened, we took on additional broker freight, at lower rates, to fill the resulting void.  This led to an increase in non-revenue miles as we repositioned tractors for the next load.  As a result of the foregoing, average revenue per tractor per week, which is our primary measure of asset productivity, decreased 1.8% to $2,904 in the third quarter of fiscal 2008, from $2,958 for the third quarter of fiscal 2007.

Revenue for TruckersB2B was $2.2 million in the third quarter of fiscal 2008 fiscal 2007.  Revenue stayed constant despite a decrease in the fuel rebate revenue due to lower general freight demand offset by an increase in the use of the Truckers B2B tire discount program.

Salaries, wages, and employee benefits were $40.2 million, or 35.8% of freight revenue, for the third quarter of fiscal 2008, compared to $35.8 million, or 34.1% of freight revenue, for the third quarter of fiscal 2007.  The increases in salaries, wages, and benefits are largely due to increased driver payroll related to increased company paid miles.

Fuel expenses, net of fuel surcharge revenue of $26.5 million and $15.2 million for the third quarter of fiscal 2008 and 2007, respectively, increased to $14.9 million, or 13.3% of freight revenue, for the third quarter of fiscal 2008, compared to $12.3 million, or 11.7% of freight revenue, for the third quarter of fiscal 2007.  These increases were attributable to a $0.99 increase in average fuel prices to $3.32 per gallon in the third quarter of fiscal 2008, from $2.33 per gallon in the third quarter of fiscal 2007, and an increase in company and non-revenue miles as a percentage of all miles.  Although we were able to recover some higher fuel costs through our fuel surcharge program, there is a lag that prevents us from adjusting fuel surcharges to accommodate fuel price increases which, in turn, can negatively impact operating results.  Increased fuel prices and increased non-revenue miles will increase our operating expenses to the extent not offset by surcharges.

Operations and maintenance increased to $9.8 million, or 8.7% of freight revenue, for the third quarter of fiscal 2008, from $8.3 million, or 7.9% of freight revenue, for the third quarter of fiscal 2007.  Operations and maintenance consist of direct operating expense, maintenance, and tire expense.  These increases in the third quarter of fiscal 2008 are primarily related to an increase in costs associated with various direct expenses such as tolls expense, border drayage expense, and scales expense as well as an increase in physical damage expense due to more accidents in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007.

Insurance and claims expense increased to $3.7 million, or 3.3% of freight revenue, for the third quarter of fiscal 2008, from $3.3 million, or 3.1% of freight revenue, for the third quarter of fiscal 2007.  Insurance consists of premiums for liability, physical damage, cargo damage, and workers compensation insurance, in addition to claims expense. These increases resulted primarily from increases in our worker’s compensation expense, related to the increased number of claims and severity of those claims in the quarter, and an increase in other insurance expenses, cargo, and liability.  Our insurance program involves self-insurance at various risk retention levels.  Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate.  We accrue for the uninsured portion of claims based on known claims and historical experience.  We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume.  Insurance and claims expense will vary based primarily on the frequency and severity of claims, the level of self-retention, and the premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to $8.4 million, or 7.5% of freight revenue, for the third quarter of fiscal 2008, compared to $6.7 million, or 6.4% of freight revenue, for the third quarter of fiscal 2007.  These increases are related to the conversion of operating leases to capital leases related to approximately 3,700 trailers, in the third and fourth quarters of fiscal 2007, resulting from the Company declaring its intent to purchase certain trailers previously financed with operating leases. The conversion of the trailer leases resulted in a simultaneous decrease in our revenue equipment rentals. Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases. In addition, we have continued to purchase tractors, which has increased our tractor depreciation.  Going forward, we expect depreciation and amortization will increase as a percentage of freight revenue and revenue equipment rentals will decrease as a percentage of freight revenue as increased depreciation expense associated with tractors and trailers acquired with cash or borrowings will more than offset decreased depreciation resulting from financing new trailer acquisitions with operating leases.

Revenue equipment rentals decreased to $6.4 million, or 5.7% of freight revenue, for the third quarter of fiscal 2008, compared to $7.3 million, or 6.9% of freight revenue, for the third quarter of fiscal 2007.  These decreases were attributable to a decrease in our tractor and trailer fleet financed under operating leases as discussed under depreciation and amortization.  At March 31, 2008, 1,136 tractors, or 42.0% of our company tractors, were held under operating leases, compared to 1,339 tractors, or 51.7% of our company tractors, at March 31, 2007.  At March 31, 2008, 2,818 trailers, or 31.6%, of our trailer fleet were held under operating leases, compared to 4,778, or 58.9% of our trailer fleet, at March 31, 2007.  Given the level of new tractors expected to be purchased with cash or borrowings and new trailers expected to be financed under operating leases, we expect revenue equipment rentals will continue to decrease going forward.

Purchased transportation increased to $19.4 million, or 17.2% of freight revenue, for the third quarter of fiscal 2008, from $16.9 million, or 16.1% of freight revenue, for the third quarter of fiscal 2007.  These increases are primarily related to increases in our third party carrier expense and warehousing expenses, related to an effort to grow these portions of the business.  Our independent contractor expense was flat as the 20.6% decrease in independent contractors to 305 at March 31, 2008, from 384 at March 31, 2007, was offset by increased fuel surcharge reimbursement. The challenging freight environment has had a negative impact on independent contractors, who are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses.  Accordingly, we have not provided a detailed discussion of such expenses.

Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, decreased 530 basis points to 1.0% of freight revenue for the third quarter of fiscal 2008, from 6.3% of freight revenue for the third quarter of fiscal 2007.

In addition to other factors described above, Canadian exchange rate fluctuations principally impact salaries, wages, and benefits and purchased transportation and, therefore, impact our pretax margin and results of operations. The higher Canadian dollar, which increased to a .995 relationship with the U.S. dollar  in the third quarter of fiscal 2008, from a .885 relationship with the U.S. dollar for the third quarter of fiscal 2007, negatively impacted earnings per share by approximately $.03.

Income taxes decreased to $0.9 million, with an effective tax rate of 86.4%, for the third quarter of fiscal 2008, from $2.7 million, with an effective tax rate of 40.4%, for the third quarter of fiscal 2007.  The effective tax rate increased as a result of decreased pre-tax earnings which increased the effect of non-deductible expenses related to our per diem pay structure. As a percentage of our per diem expense is non-deductible, our effective tax rate will fluctuate as net income fluctuates in the future.

As a result of the factors described above, net income decreased to $0.1 million for the third quarter of fiscal 2008, from $3.9 million for the third quarter of fiscal 2007.

Comparison of Nine Months Ended March 31, 2008 to Nine Months Ended March 31, 2008

Operating revenue increased by $40.3 million, or 10.9%, to $411.3 million for the nine months ended March 31, 2008, from $371.0 million for the nine months ended March 31, 2007.

Freight revenue increased by $20.5 million, or 6.4%, to $340.8 million for the nine months ended March 31, 2008, from $320.3 million for the nine months ended March 31, 2007.  This increase was primarily attributable to an increase of 12.4 million billed miles, to 188.5 million for the nine months ended March 31, 2008, from 176.1 million for the nine months ended March 31, 2007.   This increase was offset by a decrease in average miles per tractor per week from 2,023 miles to 2,000 miles and an increase in non-revenue miles from 10.0% to 10.5% of total miles, and a 2.6% reduction in average freight revenue per loaded mile to $1.50 from $1.54 for the nine months ended March 31, 2008 and 2007, respectively.  As the freight market weakened, we took on additional broker freight, at lower rates, to fill the resulting void.  In turn, non-revenue miles increased as we repositioned tractors for the next load.  Average revenue per tractor per week, which is our primary measure of asset productivity, decreased 3.1% to $2,932 in the nine months ended March 31, 2008, from $3,025 for the nine months ended March 31, 2007.

Revenue for TruckersB2B was $7.1 million for the nine months ended March 31, 2008, compared to $7.7 million for the nine months ended March 31, 2007.  The decrease was related to a decrease in tractor and trailer rebate revenue, partially due to the discontinuance of the trailer incentive program, and decreases in the fuel rebates due to small and mid size carriers being adversely affected by weak freight demand.

Salaries, wages, and benefits were $117.4 million, or 34.4% of freight revenue, for the nine months ended March 31, 2008, compared to $107.6 million, or 33.6% of freight revenue, for the nine months ended March 31, 2007.  These increases were primarily due to increased driver payroll, resulting from the increased company paid miles.

Fuel expenses, net of fuel surcharge revenue of $70.5 million and $50.7 million for the nine months ended March 31, 2008 and 2007 respectively, increased to $42.0 million, or 12.3% of freight revenue, for the nine months ended March 31, 2008, compared to $34.2 million, or 10.7% of freight revenue, for the nine months ended March 31, 2007.  These increases were attributable to a $.59 increase in average fuel prices to $3.07 per gallon in the nine months ended March 31, 2008, from $2.48 per gallon in the nine months ended 2007, and an increase in non-revenue miles as a percentage of all miles.  Although we were able to recover some higher fuel costs through our fuel surcharge program, there is a lag that prevents us from adjusting fuel surcharges to accommodate fuel price increases which, in turn, can negatively impact operating results.  Increased fuel prices and increased non-revenue miles will increase our operating expenses to the extent not offset by surcharges.

Operations and maintenance increased to $27.4 million, or 8.1% of freight revenue, for the nine months ended March 31, 2008, from $23.6 million, or 7.4% of freight revenue, for the nine months ended March 31, 2007.  Operations and maintenance consist of direct operating expense, maintenance, physical damage, and tire expense.  These increases are primarily related to an increase in costs associated with various direct expenses such as tolls expense, border drayage expense, and scales expense and an increase in physical damage expense, due to increased accidents in the nine months ended March 31, 2008.

Insurance and claims expense was $11.7 million for the nine months ended March 31, 2008, compared to $10.8 million for the nine months ended March 31, 2007.  As a percentage of freight revenue, insurance and claims remained constant at 3.4% for the nine months ended March 31, 2008 and 2007.  Insurance consists of premiums for liability, physical damage, cargo damage, and workers compensation insurance.  The increase in the overall dollar amount is attributable to an increase in workers compensation claims.  Our insurance program involves self-insurance at various risk retention levels.  Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate.  We accrue for the uninsured portion of claims based on known claims and historical experience.   We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to $23.8 million, or 7.0% of freight revenue, for the nine months ended March 31, 2008, from $14.2 million, or 4.4% of freight revenue, for the nine months ended March 31, 2007. These increases are related to the conversion of operating leases to capital leases related to approximately 3,700 trailers, in the third and fourth quarters of fiscal 2007, resulting from the Company declaring its intent to purchase certain trailers previously financed with operating leases. The conversion of the trailer leases resulted in a simultaneous decrease in our revenue equipment rentals. Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases. In addition, we have continued to purchase tractors, which has increased our tractor depreciation. Going forward we expect depreciation and amortization will increase as a percentage of freight revenue and revenue equipment rentals will decrease as a percentage of freight revenue as increased depreciation expense associated with trailers acquired with cash or borrowings will more than offset decreased depreciation resulting from financing new trailer acquisitions with operating leases.

Revenue equipment rentals were $20.0 million, or 5.9% of freight revenue, for the nine months ended March 31, 2008, compared to $25.3 million, or 7.9% of freight revenue, for the nine months ended March 31, 2007.  These decreases were attributable to a decrease in our tractor and trailer fleet financed under operating leases as discussed under depreciation and amortization.  At March 31, 2008, 1,136 tractors, or 42.0% of our company tractors, were held under operating leases, compared to 1,339 tractors, or 51.7% of our company tractors, at March 31, 2007.  At March 31, 2008, 2,818 trailers, or 31.6%, of our trailer fleet were held under operating leases, compared to 4,778, or 58.9% of our trailer fleet, at March 31, 2007. Given the level of new tractors expected to be purchased with cash or borrowings and new trailers expected to be financed under operating leases, we expect revenue equipment rentals will continue to decrease going forward.

Purchased transportation increased to $62.9 million, or 18.5% of freight revenue, for the nine months ended March 31, 2008, from $53.1 million, or 16.6% of freight revenue, for the nine months ended March 31, 2007. These increases are primarily related to increased independent contractor fuel surcharge reimbursement and increases in our third party carrier expense and warehousing expenses, related to an effort to grow these portions of the business.  Our independent contractor expense was flat as the 20.6% decrease in independent contractors to 305 at March 31, 2008, from 384 at March 31, 2007, was offset by increased fuel surcharge reimbursement. The challenging freight environment has had a negative impact on independent contractors, who are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses.  Accordingly, we have not provided a detailed discussion of such expenses.

Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, decreased 610 basis points to 2.7% of freight revenue for the nine months ended March 31, 2008, from 8.8% of freight revenue for the nine months ended March 31, 2007.

In addition to other factors described above, Canadian exchange rate fluctuations primarily impact salaries, wages and benefits, and purchased transportation, and, therefore impact our pretax margin and results of operations.  The higher Canadian dollar, which increased to a .99 relationship with the U.S. dollar in the nine months ended March 31, 2008, from a .87 relationship with the U.S. dollar for the nine months ended March 31, 2007, negatively impacted earnings per share by approximately $.09.

Income taxes decreased to $4.9 million for the nine months ended March 31, 2008, compared to $11.0 million, for the nine months ended March 31, 2007, while the effective tax rate increased from 39.2% to 53.0%.  The effective tax rate increased as a result of decreased pre-tax earnings which increased the effect of non-deductible expenses related to our per diem pay structure. As a percentage of our per diem is a non-deductible expense, our effective tax rate will fluctuate as net income fluctuates in the future.

As a result of the factors described above, net income decreased by $12.7 million to $4.4 million for the nine months ended March 31, 2008, from $17.1 million for the nine months ended March 31, 2007.

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

As of March 31, 2008, we had on order 2,274 tractors and 600 trailers for delivery through fiscal 2010. These revenue equipment orders represent a capital commitment of approximately $226.2 million, before considering the proceeds of equipment dispositions. We plan to purchase the majority of our new tractors with cash or borrowings and acquiring most of the new trailers under off-balance sheet operating leases.  In the third and fourth quarters of fiscal 2007, we also declared our intent to purchase approximately 3,700 trailers at the end of the respective lease term, resulting in a change from operating lease to capital lease classification. At March 31, 2008, our total balance sheet debt, net of cash, including capital lease obligations and current maturities, was $94.4 million, compared to $65.1 million at March 31, 2007. Our debt-to-capitalization ratio (total balance sheet debt as a percentage of total balance sheet debt plus total stockholders’ equity) was 40.2% at March 31, 2008, and 31.6% at March 31, 2007.

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

Cash Flows

For the nine months ended March 31, 2008, net cash provided by operations was $30.2 million, compared to cash provided by operations of $42.0 million for the nine months ended March 31, 2007.  The decrease in cash provided by operations is due primarily to the decrease in net income, offset by the increase of depreciation and amortization.  Additionally, trade receivables increased while accounts payable and other accrued expenses increased.

Net cash used in investing activities was $18.0 million for the nine months ended March 31, 2008, compared to $49.6 million for the nine months ended March 31, 2007. Cash used in investing activities includes the net cash effect of acquisitions and dispositions of revenue equipment during each period. Capital expenditures for new equipment totaled $46.1 million for the nine months ended March 31, 2008, and $50.4 million for the nine months ended March 31, 2007. We generated proceeds from the sale of property and equipment of $28.1 million for the nine months ended March 31, 2008, compared to $30.2 million in proceeds for the nine months ended March 31, 2007.  Net cash used in investing activities for the nine months ended March 31, 2007 also includes our October 2006 acquisition of the assets of Digby for $21.2 million and our February 2007 acquisition of the assets of Warrior for $8.3 million.

Net cash used in financing activities was $10.9 million for the nine months ended March 31, 2008, compared to net cash provided by financing activities of $7.8 million for the nine months ended March 31, 2007.  The increase in cash used for financing activities was primarily due to the Company’s purchase of approximately 2,000,000 shares of its common stock pursuant to the repurchase program, increased capital lease payments, and increased payments on our mortgage debt.  Financing activity represents borrowings (new borrowings, net of repayment) and payments of the principal component of capital lease obligations.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for our revenue equipment. Our operating leases include some under which we do not guarantee the value of the asset at the end of the lease term (“walk-away leases”) and some under which we do guarantee the value of the asset at the end of the lease term (“residual value”). Therefore, we are subject to the risk that equipment value may decline in which case we would suffer a loss upon disposition and be required to make cash payments because of the residual value guarantees. We were obligated for residual value guarantees related to operating leases of $66.8 million at March 31, 2008 compared to $68.0 million at March 31, 2007. We believe that any residual payment obligations that are not covered by the manufacturer will be satisfied, in the aggregate, by the value of the related equipment at the end of the lease. To the extent the expected value at the lease termination date is lower than the residual value guarantee; we would accrue for the difference over the remaining lease term. We anticipate that going forward we will use cash generated from operations to finance the majority of tractor purchases and operating leases to finance trailer purchases.

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

The Credit Agreement, as amended by the Third Amendment, has a maximum revolving borrowing limit of $70.0 million, and the Company may increase the revolving borrowing limit by an additional $20.0 million, to a total of $90.0 million.  Letters of credit are limited to an aggregate commitment of $15.0 million and a swing line facility has a limit of $5.0 million.  A commitment fee that is adjusted quarterly between 0.15% and 0.225% per annum based on cash flow coverage is due on the daily unused portion of the Credit Agreement.  The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, mergers, consolidations, acquisitions and dispositions, and total indebtedness.  We were in compliance with these covenants at March 31, 2008, and expect to remain in compliance for the foreseeable future.  At March 31, 2008, $33.8 million of our credit facility was utilized as outstanding borrowings and $4.5 million was utilized for standby letters of credit.

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

Contractual Obligations and Commercial Commitments

As of March 31, 2008, our operating leases, capitalized leases, other debts, and future commitments have stated maturities or minimum annual payments as follows:

	Annual Cash Requirements as of March 31, 2008 (in thousands) Amounts Due by Period
	Total	Less than One year	One to Three Years	Three to Five years	More than Five years

Operating leases	$68,310	$18,364	$19,080	$16,125	$14,741
Lease residual value guarantees	66,810	24,752	16,044	---	26,014
Capital leases(1)	56,678	8,606	21,964	26,108	---
Long-term debt(1)(1)	49,328	10,990	4,477	33,861	---
Sub-total	$241,126	$62,712	$61,565	$76,094	$40,755

Future purchase of revenue equipment	$226,155	$10,418	$170,862	$36,545	$8,330
Employment and consulting agreements(2)	690	690	---	---	---
Standby Letters of Credit	4,500	4,500	---	---	---

Total	$472,471	$78,320	$232,427	$112,639	$49,085

(1)	Includes interest.
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

Operating leases. We have financed a substantial percentage of our tractors and trailers with operating leases.  These leases generally contain residual value guarantees, which provide that the value of equipment returned to the lessor at the end of the lease term will be no lower than a negotiated amount. To the extent that the value of the equipment is below the negotiated amount, we are liable to the lessor for the shortage at the expiration of the lease. For all equipment, we are required to recognize additional rental expense to the extent we believe the fair market value at the lease termination will be less than our obligation to the lessor.

In accordance with SFAS 13, Accounting for Leases, property and equipment held under operating leases, and liabilities related thereto, are not reflected on our balance sheet. All expenses related to revenue equipment operating leases are reflected on our statements of operations in the line item entitled "Revenue equipment rentals." As such, financing revenue equipment with operating leases instead of bank borrowings or capital leases effectively moves the interest component of the financing arrangement into operating expenses on our statements of operations.

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

Accounting for Income Taxes. Deferred income taxes represent a substantial liability on our consolidated balance sheet. Deferred income taxes are determined in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry-forwards. We evaluate our tax assets and liabilities on a periodic basis and adjust these balances as appropriate. We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. However, should our tax positions be challenged and not prevail, different outcomes could result and have a significant impact on the amounts reported in our consolidated financial statements.

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

Interest Rate Risk.  We are exposed to interest rate risk principally from our primary credit facility.  The credit facility carries a maximum variable interest rate of either the bank's base rate or LIBOR plus 1.125%.  At March 31, 2008 the interest rate for revolving borrowings under our credit facility was LIBOR plus 0.875%.  At March 31, 2008, we had $33.8 million variable rate term loan borrowings outstanding under the credit facility.  A hypothetical 10% increase in the bank's base rate and LIBOR would be immaterial to our net income.

Foreign Currency Exchange Rate Risk.  We are subject to foreign currency exchange rate risk, specifically in connection with our Canadian operations. While virtually all of the expenses associated with our Canadian operations, such as independent contractor costs, Company driver compensation, and administrative costs, are paid in Canadian dollars, a significant portion of our revenue generated from those operations is billed in U.S. dollars because many of our customers are U.S. shippers transporting goods to or from Canada. As a result, increases in the Canadian dollar exchange rate adversely affect the profitability of our Canadian operations. Assuming revenue and expenses for our Canadian operations identical to that in the nine months ended March 31, 2008 (both in terms of amount and currency mix), we estimate that a $0.01 decrease in the Canadian dollar exchange rate would reduce our annual net income by approximately $247,000.

We generally do not face the same magnitude of foreign currency exchange rate risk in connection with our intra-Mexico operations conducted through our Mexican subsidiary, Jaguar, because our foreign currency revenues are generally proportionate to our foreign currency expenses for those operations. For purposes of consolidation, however, the operating results earned by our subsidiaries, including Jaguar, in foreign currencies are converted into United States dollars. As a result, a decrease in the value of the Mexican peso could adversely affect our consolidated results of operations. Assuming revenue and expenses for our Mexican operations identical to that in the nine months ended March 31, 2008 (both in terms of amount and currency mix), we estimate that a $0.01 decrease in the Mexican peso exchange rate would reduce our annual net income by approximately $60,000.

Commodity Price Risk.  Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability. Fuel is subject to economic, political, market, and climatic factors that are outside of our control. Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through the collection of fuel surcharges. However, fuel surcharges do not always fully offset increases in fuel prices. In addition, from time-to-time we may enter into derivative financial instruments to reduce our exposure to fuel price fluctuations. In accordance with SFAS 133 and SFAS 138, we adjust any such derivative instruments to fair value through earnings on a monthly basis. As of March 31, 2008, we had no derivative financial instruments in place to reduce our exposure to fuel price fluctuations.

Item 4.  Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.  There were no changes in the Company’s internal control over financial reporting that occurred during the nine months ended March 31, 2008 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5.  Other Information

Entry into a Material Definitive Agreement

Since September 2007, the Company has used rent-free, an approximately nine acre parcel of land located near the cross section of Interstate 465 and Interstate 37 near Indianapolis, Indiana, to evaluate the prospects for operating a used-equipment sales business to dispose of a portion of its own tractors and trailers in the ordinary course of business.  The Company intends to continue the equipment sales business and found the location to be favorable.  The land is currently owned by 1210 West Thompson LLC (“Thompson LLC”), an Indiana limited liability company owned and managed by Mrs. Will, the wife of Paul Will, the Company’s Vice Chairman of the Board, Executive Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary.  On April 30, 2008, the Company agreed to purchase the parcel from Thompson LLC at a cost of $820,000. Prior to the Company's agreement to purchase the land from Thompson LLC, Thompson LLC had received written offers to purchase the parcel from independent third parties at prices of $800,000 and $840,000, respectively.  Mrs. Will, as the sole member of Thompson LLC, has a financial interest in the transaction equal to the total purchase price.  The transaction was reviewed and approved in advance by the Company’s Audit Committee of the Board of Directors.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

At its regularly scheduled meeting on April 30, 2008, the Compensation Committee of the Board of Directors (the "Compensation Committee") of the Company cancelled the July 1, 2006, grant of 8,000 options to purchase the Company’s common stock at an exercise price of $22.04 and the August 8, 2007, grant of 100,000 options to purchase the Company’s common stock at an exercise price of $17.52 previously awarded to Chris Hines, the Company’s President and Chief Operating Officer.  The Compensation Committee then awarded Mr. Hines 32,000 restricted shares of the Company’s common stock that will vest twenty percent (20%) on each of August 8, 2008, August 8, 2009, August 8, 2010, August 8, 2011, and August 8, 2012, subject to Mr. Hines’ continued service to the Company and its subsidiaries.

The Compensation Committee based the cancellation of stock options and grant of restricted stock to Mr. Hines on (i) a desire to more closely align Mr. Hines’ interests with those of the Company’s stockholders; (ii) a desire to encourage long term retention of Mr. Hines; (iii) the impact of Mr. Hines’ equity compensation on the Company’s consolidated financial statements; and (iv) the performance by Mr. Hines as the Company’s President and Chief Operating Officer since joining the Company in July 2007.  The Compensation Committee also considered the current holdings of the Company’s common stock of Mr. Hines and the composition and value of the total compensation package of Mr. Hines in determining the grant of restricted stock.

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

3.3
Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending December 31, 2007, filed with the SEC on January 31, 2008.)

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

4.4
Amended and Restated By-laws of the Company.  (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending December 31, 2007, filed with the SEC on January 31, 2008.)

10.24
Third Amendment to Credit Agreement dated January 22, 2008, among Celadon Group, Inc., Celadon Trucking Services, Inc., TruckersB2B, Inc., and Celadon Logistics Services, Inc., the financial institutions party thereto, and LaSalle Bank National Association*

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

Date: April 30, 2008