Form 10-K
period 2008-06-30
CELADON GROUP INC
filed 2008-08-28
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to ______________

Commission file number: 0-23192

CELADON GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3361050
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

9503 East 33rd Street
Indianapolis, IN	46235
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (317) 972-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($0.033 par value)	The NASDAQ Stock Market LLC (Global Select Market)
Series A Junior Participating Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC (Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☐Yes	☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.	☐Yes	☒No

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

of this Form 10-K or any amendment to this Form 10-K.		☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐Yes	☒No

On December 31, 2007, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock ($0.033 par value) held by non-affiliates (19,914,592 shares) was approximately $182 million, based upon the reported last sale price of the common stock on that date. The exclusion from such amount of the market value of shares of common stock owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.

The number of outstanding shares of the registrant's common stock as of the close of business on August 28, 2008 was 21,871,660.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of Form 10-K - Portions of Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders

CELADON GROUP, INC.
FORM 10-K

PART I

Disclosure Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain statements contained in this Form 10-K and those portions of the 2008 Proxy Statement incorporated by reference may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, involve known and unknown risks, uncertainties and other factors which may cause the actual results, events, performance, or achievements of the Company to be materially different from any future results, events, performance, or achievements expressed or implied by such forward-looking statements. Words such as "anticipates," "estimates," "expects," "projects," "intends," "plans," "believes," and words or terms of similar substance used in connection with any discussion of future operating results, financial performance, or business plans identify forward-looking statements. All forward-looking statements reflect our management's present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. While it is impossible to identify all factors that may cause actual results to differ, the risks and uncertainties that may affect the Company's business, performance, and results of operations include the factors discussed in Item 1A of this report. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-K.

All such forward-looking statements speak only as of the date of this Form 10-K. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based.

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

Item 1.           Business

Introduction

We are one of North America's fifteen largest truckload carriers as measured by revenue. We generated $565.9 million in operating revenue during our fiscal year ended June 30, 2008. We have grown significantly since our incorporation in 1986 through internal growth and a series of acquisitions since 1995. As a dry van truckload carrier, we generally transport full trailer loads of freight from origin to destination without intermediate stops or handling. Our customer base includes Fortune 500 shippers such as Alcoa, Carrier Corporation, General Electric, International Truck & Engine, John Deere, Kohler Company, Philip Morris, Phillips Lighting, Proctor & Gamble, and Wal-Mart.

In our international operations, we offer time-sensitive transportation in and between the United States and its two largest trading partners, Mexico and Canada. We generated approximately one-half of our revenue in fiscal 2008 from international movements, and we believe our annual border crossings make us the largest provider of international truckload movements in North America. We believe that our strategically located terminals and experience with the language, culture, and border crossing requirements of each North American country provide a competitive advantage in the international trucking marketplace.

We believe our international operations, particularly those involving Mexico, offer an attractive business niche for several reasons. The additional complexity and the need to establish cross-border business partners and to develop a strong organization and an adequate infrastructure in Mexico afford some barriers to competition that are not present in traditional U.S. truckload service. Information regarding our revenue derived from foreign customers and long-lived assets located in foreign countries is set forth in Note 13 to the consolidated financial statements filed as part of this report.

Our success is dependent upon the success of our operations in Mexico and Canada, and we are subject to risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of the countries in which we do business, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and United States export and import laws, and social, political, and economic instability. Additional risks associated with our foreign operations, including restrictive trade policies and imposition of duties, taxes, or government royalties by foreign governments, are present but largely mitigated by the terms of NAFTA. Information regarding our revenue derived from foreign external customers and long-lived assets located in foreign countries is set forth in Note 13 to the consolidated financial statements filed as part of this report.

In addition to our international business, we offer a broad range of truckload transportation services within the United States, including long-haul, regional, dedicated, less than truckload, and logistics. With the acquisitions of certain assets of Highway Express, Inc. ("Highway") in August 2003, CX Roberson, Inc. ("Roberson") in January 2005, Erin Truckways Ltd., d/b/a Digby Truck Line, Inc. ("Digby") in October 2006, Warrior Services Inc. d/b/a Warrior Xpress ("Warrior") in February 2007, and Air Road Express Inc. ("Air Road") in June 2007, we expanded our operations and service offerings within the United States and significantly improved our lane density, freight mix, and customer diversity.

We also operate TruckersB2B, Inc. ("Truckers B2B"), a profitable marketing business that affords volume purchasing power for items such as fuel, tires, and equipment to approximately 21,000 member trucking fleets representing approximately 480,000 tractors. TruckersB2B represents a separate operating segment under generally accepted accounting principles. Information regarding revenue, profits and losses, and total assets of our transportation and e-commerce (TruckersB2B) operating segments is set forth in Note 13 to the consolidated financial statements filed as part of this report.

Operating and Sales Strategy

We approach our trucking operations as an integrated effort of marketing, customer service, and fleet management. We have identified as priorities: increasing our freight rates; decreasing our reliance on automotive industry customers; raising our service standards; rebalancing lane flows to enhance asset utilization; and identifying and acquiring suitable acquisition candidates and successfully integrating acquired operations. To accomplish these objectives, we have sought to instill high levels of discipline, cooperation, and trust between our operations and sales departments. As a part of this integrated effort, our operations and sales departments have developed the following strategies, goals, and objectives:

•
Seeking high yielding freight from targeted industries, customers, regions, and lanes that improves our overall network density and diversifies our customer and freight mix. We believe that by focusing our sales resources on targeted regions and lanes with emphasis on cross-border or international moves and a north - south direction, we can improve our lane density and equipment utilization, increase our average revenue per mile, and control our average cost per mile. Each piece of business has rate and productivity goals that are designed to improve our yield management. We believe that by increasing the business we do with less cyclical shippers and reducing our dependency on the automotive industry, our ability to improve rate per mile increases.

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

•
Operating a modern fleet to reduce maintenance costs and improve safety and driver retention. We believe that updating our tractor and trailer fleets has produced several benefits, including lower maintenance expenses, and enhanced safety, driver recruitment, and retention. We have taken two important steps towards modernizing our fleet. First, we shortened the replacement cycle for our tractors from four years to three years. Second, we have replaced approximately 67% of all of our trailers during the last 4 years. These trade policies have allowed us to recognize significant benefits over the past few years because maintenance and tire expenses increase significantly for tractors beyond the third year of operation and for trailers beyond the seventh year of operation, as wear and tear increases and some warranties expire.

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

•
Maintaining our leading position in cross-border truckload shipments while offering diversified, nationwide transportation services in the U.S. We believe our strategically located terminals and experience with the languages, cultures, and border crossing requirements of all three North American countries provide us with competitive advantages in the international trucking marketplace. As a result of these advantages, we believe we are the industry leader in cross-border movements between North American countries. These cross-border shipments, which comprised over 48% of our revenue in fiscal 2008, are balanced by a strong and growing business with domestic freight from service-sensitive customers.

•
Seeking strategic acquisitions to broaden our existing domestic operations. We have made eleven trucking company acquisitions since 1995 and continue to evaluate acquisition candidates. Our current acquisition strategy, as evidenced by our purchases of certain assets of Highway Express in 2003, CX Roberson in 2005, Digby in October 2006, Warrior in February 2007, and Air Road in June 2007, is focused on broadening our domestic operations through the addition of carriers that improve our lane density, customer diversity, and service offerings.

Other Services

TruckersB2B. Our TruckersB2B subsidiary is a profitable marketing business that affords volume purchasing power for items such as fuel, tires, insurance, and other products and services to small and medium-sized trucking companies through its website, www.truckersb2b.com. TruckersB2B provides small and medium-sized trucking company members with the ability to cut costs and thereby compete more effectively and profitably with the larger fleets. TruckersB2B has approximately 21,000 member trucking fleets representing approximately 480,000 tractors. TruckersB2B has improved to $9.3 million in revenue and an operating income of $1.4 million in fiscal 2008. TruckersB2B continues to introduce complementary products and services to drive its growth and attract new fleets.

Celadon Dedicated Services. Through Celadon Dedicated Services, we provide warehousing and trucking services to three Fortune 500 companies. Our warehouse facilities are located near our customers' manufacturing plants. We also transport the manufacturing component parts to our warehouses and sequence those parts for our customers. We then transport completed units from our customers' plants.   In fiscal 2008, we began to offer less than truckload services to our customers.

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

Customers

We target large service-sensitive customers with time-definite delivery requirements throughout the United States, Canada, and Mexico. Our customers frequently ship in the north-south lanes (i.e., to and from locations in Mexico and locations in the United States and Eastern Canada). The sales personnel in our offices work to source northbound and southbound transport, in addition to other transportation solutions. We currently service approximately 2,000 customers. Our premium service to these customers is enhanced by the ability to provide significant trailer capacity where needed, state-of-the-art technology, well-maintained tractors and trailers, and 24/7 dispatch and reporting services. The principal types of freight transported include tobacco, consumer goods, automotive parts, various home products and fixtures, lawn tractors and assorted equipment, light bulbs, and various parts for engines.

No customer accounted for more than 5% of our total revenue during any of our three most recent fiscal years.

Drivers and Personnel

At June 30, 2008, we employed 3,874 persons, of whom 2,861 were drivers, 198 were truck maintenance personnel, 577 were administrative personnel, and 238 were dedicated services personnel. None of our U.S. or Canadian employees is represented by a union or a collective bargaining unit.

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

Independent contractors are utilized through a contract with us to supply one or more tractors and drivers for our use. Independent contractors must pay their own tractor expenses, fuel, maintenance, and driver costs and must meet our specified guidelines with respect to safety. A lease-purchase program offered through third party financing sources provides independent contractors the opportunity to lease-to-own a tractor. As of June 30, 2008, there were 216 independent contractors providing a combined 7.4% of our tractor capacity.

Revenue Equipment

Our equipment strategy is to utilize late-model tractors and high-capacity trailers, actively manage equipment throughout its life cycle, and employ a comprehensive service and maintenance program.

We have determined that the average annual cost of maintenance and tires for tractors in our fleet rises substantially after the first three years due to a combination of greater wear and tear and the expiration of some warranty coverages. We believe these costs rise late in the trade cycle for our trailers as well. We anticipate that we will achieve ongoing savings in maintenance and tire expense by replacing tractors and trailers more often. In addition, we believe operating newer equipment will enhance our driver recruiting and retention efforts. Accordingly, we seek to manage our tractor trade cycle at approximately three years and our trailer trade cycle at approximately seven years.

The average age of our owned and leased tractors and trailers was approximately 1.8 and 4.1 years, respectively, at June 30, 2008. We utilize a comprehensive maintenance program to minimize downtime and control maintenance costs. Centralized purchasing of spare parts and tires, and centralized control of over-the-road repairs are also used to control costs.

Fuel

We purchase the majority of our fuel through a network of over 700 fuel stops throughout the United States and Canada. We have negotiated discounted pricing based on certain volume commitments with these fuel stops. We maintain bulk-fueling facilities in Indianapolis, Laredo, and Kitchener, Ontario to further reduce fuel costs.

Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability. Fuel is subject to economic, political, climatic, and market factors that are outside of our control. We have historically been able to recover a majority of high fuel prices from customers in the form of fuel surcharges. However, a portion of the fuel expense increase is not recovered due to several factors, including the base fuel price levels, which determine when surcharges are collected, truck idling, empty miles between freight shipments, and out-of-route miles. We cannot predict whether high fuel price levels will occur in the future or the extent to which fuel surcharges will be collected to offset such increases.

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

Regulation

Our operations are regulated and licensed by various United States federal and state, Canadian provincial, and Mexican federal agencies. Interstate motor carrier operations are subject to safety requirements prescribed by the United States Department of Transportation ("DOT"). Such matters as weight and equipment dimensions are also subject to United States federal and state regulation and Canadian provincial regulations. We operate in the United States throughout the 48 contiguous states pursuant to operating authority granted by the Federal Highway Administration, in various Canadian provinces pursuant to operating authority granted by the Ministries of Transportation and Communications in such provinces, and within Mexico pursuant to operating authority granted by Secretaria de Communiciones y Transportes. To the extent that we conduct operations outside the United States, we are subject to the Foreign Corrupt Practices Act, which generally prohibits United States companies and their intermediaries from bribing foreign officials for the purpose of obtaining or retaining favorable treatment.

New rules that limit driver hours-of-service were adopted by the DOT, through the Federal Motor Carrier Safety Administration ("FMCSA"), effective January 4, 2004, and then modified effective October 1, 2005 (the "2005 Rules"). On July 24, 2007, a federal appeals court vacated portions of the 2005 Rules. Two of the key portions vacated by the court include the expansion of the driving day from 10 hours to 11 hours, and the "34 hour restart" requirement that drivers must have a break of at least 34 consecutive hours during each week. The court indicated that, in addition to other reasons, it vacated these two portions of the 2005 Rules because FMCSA failed to provide adequate data supporting its decision to increase the driving day and provide for the 34-hour restart.  Following a request by FMCSA for a 12-month extension of the vacated rules, the court, in an order filed on September 28, 2007, granted a 90-day stay of the mandate and directed that issuance of its ruling be withheld until December 27, 2007, to allow FMCSA time to prepare its response.  On December 17, 2007, FMCSA submitted an interim final rule, which became effective December 27, 2007 (the "Interim Rule").  The Interim Rule retains the 11 hour driving day and the 34-hour restart, but provides greater statistical support and analysis regarding the increased driving time and the 34-hour restart.  We understand that FMCSA expects to publish a final rule later in 2008.  As the Interim Rule appears to be very similar to the one struck down by the federal appeals court in July of 2007, advocacy groups may challenge the Interim Rule.

On January 23, 2008, the federal appeals court denied an advocacy group's motion to invalidate the Interim Rule; though additional challenges to the Interim Rule are possible.  If further challenges occur, a court's decision to strike down the Interim Rule could have varying effects, as reducing driving time to 10 hours daily may reduce productivity in some lanes, while eliminating the 34-hour restart could enhance productivity in certain instances.  On the whole, however, we believe a court's decision to strike down the Interim Rule would decrease productivity and cause some loss of efficiency, as drivers and shippers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed or engaged, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured.  We are also unable to predict the effect of any new rules that might be proposed, but any such proposed rules could increase costs in our industry or decrease productivity.

Our operations are subject to various federal, state, and local environmental laws and regulations, implemented principally by the Environmental Protection Agency ("EPA") and similar state regulatory agencies, governing the management of hazardous wastes, other discharge of pollutants into the air and surface and underground waters, and the disposal of certain substances. We do not believe that compliance with these regulations has a material effect on our capital expenditures, earnings, and competitive position.

In addition, the engines used in our newer tractors are subject to emissions control regulations issued by the EPA. The regulations require progressive reductions in exhaust emissions from diesel engines for 2007 through 2010. Compliance with such regulations has increased the cost of our new tractors and could impair equipment productivity, lower fuel mileage, and increase our operating expenses. These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations. Some manufacturers have significantly increased new equipment prices, in part to meet new engine design requirements.

Cargo Liability, Insurance, and Legal Proceedings

We are a party to routine litigation incidental to our business, primarily involving claims for bodily injury or property damage incurred in the transportation of freight. We are responsible for the safe delivery of cargo. We have increased the self-insured retention portion of our insurance coverage for most claims significantly over the past several years. Effective July 1, 2008, we renewed our auto liability policy for two years, self-insuring for personal injury and property damage claims for amounts up to $1.5 million per occurrence. Management believes our uninsured exposure is reasonable for the transportation industry, based on previous history.

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

We are also affected by recessionary economic cycles, changes in customers' inventory levels, and downturns in customers' business cycles, particularly in market segments and industries, such as retail and manufacturing, where we have a significant concentration of customers, and regions of the country, such as Texas and the Midwest, where we have a significant amount of business. Economic conditions may adversely affect our customers and their ability to pay for our services. Customers encountering adverse economic conditions represent a greater potential for loss and we may be required to increase our allowance for doubtful accounts. These economic conditions may adversely affect our ability to execute our strategic plan.

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

Our future insurance and claims expenses may exceed historical levels, which could reduce our earnings. We self-insure for a significant portion of our claims exposure, which could significantly increase the volatility of, and decrease the amount of, our earnings. We currently accrue amounts for liabilities based on our assessment of claims that arise and our insurance coverage for the periods in which the claims arise. In general, for casualty claims for fiscal 2008, we were self-insured for the first $2.5 million of each personal injury and property damage claim and the first $100,000 of each cargo claim. Effective July 1, 2008, we renewed our auto liability policy for two years, self-insuring for personal injury and property damage claims for amounts up to $1.5 million per occurrence. We are also responsible for a pro rata portion of legal expenses relating to personal injury, property damage, and cargo claims. We maintain a workers' compensation plan and group medical plan for our employees with a deductible amount of $1.5 million for each workers' compensation claim and stop loss amount of $175,000 for each group medical claim. Because of our significant self-insured retention amounts, we have significant exposure to fluctuations in the number and severity of claims.

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

Ongoing insurance requirements could constrain our borrowing capacity. At June 30, 2008, our revolving line of credit had a maximum borrowing limit of $70.0 million, outstanding borrowings of $43.1 million, and outstanding letters of credit of $4.5 million. Our borrowings may increase if we do acquisitions or finance more of our equipment under our revolving line of credit. Outstanding letters of credit with certain financial institutions reduce the available borrowings under our revolving line of credit, which could negatively affect our liquidity should we need to increase our borrowings in the future. In addition, ongoing insurance requirements could constrain our borrowing capacity.

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

•	Many customers reduce the number of carriers they use by selecting so-called "core carriers" as approved service providers, and in some instances we may not be selected.

•	Many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in the loss of some business to competitors.

•	The trend toward consolidation in the trucking industry may create other large carriers with greater financial resources and other competitive advantages relating to their size.

•	Advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments.

•	Competition from non-asset-based logistics and freight brokerage companies may adversely affect our customer relationships and freight rates.

•	Economies of scale that may be passed on to smaller carriers by procurement aggregation providers may improve their ability to compete with us.

We derive a significant portion of our revenue from our major customers, the loss of one or more of which could have a materially adverse effect on our business.

A significant portion of our revenue is generated from our major customers. For 2008, our top 25 customers, based on revenue, accounted for approximately 29% of our revenue, and our top 10 customers, approximately 18% of our revenue. We do not expect these percentages to change materially for 2009. Generally, we do not have long term contractual relationships with our major customers, and we cannot assure you that our customers will continue to use our services or that they will continue at the same levels. For some of our customers, we have entered into multi-year contracts and we cannot be assured that the rates will remain advantageous. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

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

We experienced significant growth in revenue between 2002 and 2008. There can be no assurance that our revenue growth rate will continue at historical levels or that we can effectively adapt our management, administrative, and operational systems to respond to any future growth. We can provide no assurance that our operating margins will not be adversely affected by expansion of our business or by changes in economic conditions. Slower or less profitable growth could adversely affect our stock price.

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

The DOT, through the FMCSA, imposes safety and fitness regulations on us and our drivers.  On July 24, 2007, a federal appeals court vacated portions of the existing rules relating to drivers' hours of service. Two of the key portions that were vacated include the expansion of the driving day from 10 hours to 11 hours, and the "34 hour restart" requirement that drivers must have a break of at least 34 consecutive hours during each week. Following a request by FMCSA for a 12-month extension of the vacated rules, the court, in an order filed on September 28, 2007, granted a 90-day stay of the mandate and directed that issuance of the its ruling be withheld until December 27, 2007, to allow FMSCA time to prepare its response.  On December 17, 2007, FMCSA submitted the Interim Rule, which became effective December 27, 2007.  The Interim Rule retains the 11 hour driving day and the 34-hour restart, but provides greater statistical support and analysis regarding the increased driving time and the 34-hour restart.  We understand that FMCSA expects to publish a final rule later in 2008.  As the Interim Rule appears to be very similar to the one struck down by the federal appeals court in July of 2007, advocacy groups may challenge the Interim Rule.  On January 23, 2008, the federal appeals court denied an advocacy group's motion to invalidate the Interim Rule; though additional challenges to the Interim Rule are possible.  If further challenges occur, a court's decision to strike down the Interim Rule could have varying effects, as reducing driving time to 10 hours daily may reduce productivity in some lanes, while eliminating the 34-hour restart could enhance productivity in certain instances.  On the whole, however, we believe a court's decision to strike down the Interim Rule would decrease productivity and cause some loss of efficiency, as drivers and shippers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed or engaged, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured.  We are also unable to predict the effect of any new rules that might be proposed, but any such proposed rules could increase costs in our industry or decrease productivity.

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

On December 26, 2007 the FMCSA published a Notice of Proposed Rulemaking ("NPRM") in the Federal Register regarding minimum requirements for entry level driver training.  Under the proposed rule, an applicant for a commercial driver's license ("CDL") would be required to present a valid driver training certificate obtained from an accredited institution or program.  Entry-level drivers applying for a Class A CDL would be required to complete a minimum of 120 hours of training, consisting of 76 classroom hours and 44 driving hours.  The current regulations do not require a minimum number of training hours and require only classroom education.  Drivers who obtain their first CDL during the three-year period after the FMCSA issues a final rule would be exempt.  Comments on the NPRM were to be received by March 25, 2008, but were extended to May 23, 2008.  If the NPRM is approved as written, this rule could materially impact the number of potential new drivers entering the industry and, accordingly negatively impact our results of operations.

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

Some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors, such as ours, may idle, in order to reduce exhaust emissions. These restrictions could force us to alter our drivers' behavior, purchase on-board power units that do not require the engine to idle, or face a decrease in productivity.

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

We currently have lease residual value guarantees of approximately $67.1 million, substantially all of which are not covered by trade-in or fixed residual agreements with the equipment suppliers. We are exposed to decreases in the resale value of our used equipment and we have increased exposure to issues on the significant percentage of our fleet not covered by manufacturer commitments which could have a materially adverse effect on our results of operations.

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

We have made eleven acquisitions since 1995. Accordingly, acquisitions have provided a substantial portion of our growth. There is no assurance that we will be successful in identifying, negotiating, or consummating any future acquisitions. If we fail to make any future acquisitions, our growth rate could be materially and adversely affected.

Any acquisitions we undertake could involve the dilutive issuance of equity securities and/or incurring indebtedness. In addition, acquisitions involve numerous risks, including difficulties in assimilating the acquired company's operations, the diversion of our management's attention from other business concerns, risks of entering into markets in which we have had no or only limited direct experience, and the potential loss of customers, key employees, and drivers of the acquired company, all of which could have a materially adverse effect on our business and operating results. If we make acquisitions in the future, we cannot assure you that we will be able to successfully integrate the acquired companies or assets into our business.

If we cannot effectively manage the challenges associated with doing business internationally, our revenues and profitability may suffer.

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

We have experienced higher prices for new tractors over the past few years, partially as a result of government regulations applicable to newly manufactured tractors and diesel engines, in addition to higher commodity prices and better pricing power among equipment manufacturers. More restrictive Environmental Protection Agency, or EPA, emissions standards that went into effect in 2007 and emission standards that will take effect in 2010 are more stringent than prior standards and will require vendors to introduce new engines. Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers for these or other reasons. As a result, we expect to continue to pay increased prices for equipment and incur additional expenses and related financing costs for the foreseeable future. Furthermore, the new engines are expected to reduce equipment efficiency and lower fuel mileage and, therefore, increase our operating expenses.

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

Our Board of Directors has authorized the repurchase of shares of our common stock under a stock repurchase program.  The number of shares repurchased and the effects of repurchasing the shares may have an adverse effect on debt, equity, and liquidity of the Company.

On October 24, 2007, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company purchased 2,000,000 shares of the Company's common stock. On December 5, 2007, the Company announced that it had purchased all of the shares of the Company's common stock previously authorized and that the Company's Board of Directors authorized an additional stock repurchase program pursuant to which the Company may purchase up to 2,000,000 additional shares of the Company's common stock through December 3, 2008.  As any repurchases would likely be funded from cash flow from operations and/or possible borrowings under the Company's Credit Agreement, such repurchasing of shares could reduce the amount of cash on hand or increase debt, and reduce the Company's liquidity.

Item 1B.        Unresolved Staff Comments

None.

Item 2.           Properties

We operate a network of 16 terminal locations, including facilities in Laredo and El Paso, Texas, which are the two largest inland freight gateway cities between the U.S. and Mexico. Our operating terminals currently are located in the following cities:

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

Item 3.           Legal Proceedings

See discussion under "Cargo Liability, Insurance, and Legal Proceedings" in Item 1, and Note 9 to the consolidated financial statements, "Commitments and Contingencies."

Item 4.           Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2008.

PART II

Item 5.           Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is listed on the NASDAQ Global Select Market under the symbol "CLDN." The following table sets forth, for the periods indicated, the high and low sales price per share of our common stock as reported by NASDAQ.

Fiscal 2007	High	Low
Quarter ended September 30, 2006	$23.73	$14.66
Quarter ended December 31, 2006	$21.00	$16.08
Quarter ended March 31, 2007	$18.64	$14.92
Quarter ended June 30, 2007	$17.00	$15.38

Fiscal 2008
Quarter ended September 30, 2007	$18.22	$11.77
Quarter ended December 31, 2007	$11.45	$6.50
Quarter ended March 31, 2008	$11.61	$7.13
Quarter ended June 30, 2008	$11.68	$9.15

On July 22, 2008, there were 208 holders of our common stock based upon the number of record holders on that date. However, we estimate our actual number of stockholders is much higher because a substantial number of our shares are held of record by brokers or dealers for their customers in street names.

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

Stock Repurchase Programs

On October 24, 2007, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company purchased 2,000,000 shares of the Company's common stock. On December 5, 2007, the Company announced that it had purchased all of the shares of the Company's common stock previously authorized and that the Company's Board of Directors authorized an additional stock repurchase program pursuant to which the Company may purchase up to 2,000,000 additional shares of the Company's common stock through December 3, 2008.  Shares may be purchased in open market purchases, private transactions, or otherwise at such times and from time to time, and at such prices and in such amounts as the Company believes appropriate and in the best interests of its stockholders. The timing and volume of repurchases will vary depending on market conditions and other factors.  Purchases may be commenced or suspended at any time without notice.

Below is a summary of the Company's purchases of its common stock during the fiscal year ended June 30, 2008:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at End of Period)

Total first quarter fiscal 2008	0	N/A	0		0
Second quarter fiscal 2008 repurchases:
October	100,000	$8.22	100,000	(1)	1,900,000	(1)
November	1,900,000	$6.86	1,900,000	(1)	0	(1)
December	0	0	0	(1)(2)	2,000,000	(1)(2)
Total second quarter fiscal 2008	2,000,000	$6.92	2,000,000	(2)	2,000,000	(2)
Total third quarter fiscal 2008	0	N/A	0	(2)	2,000,000	(2)
Total fourth quarter fiscal 2008	0	N/A	0	(2)	2,000,000	(2)
Total fiscal 2008	2,000,000	$6.92	2,000,000	(2)	2,000,000	(2)

(1)
A stock repurchase program was authorized by the Company's Board of Directors and announced to the public on October 24, 2007.  Pursuant to this program, the Company was authorized to purchase up to 2,000,000 shares of the Company's common stock in open market or negotiated transactions through October 31, 2008.  All 2,000,000 shares were repurchased prior to December 5, 2007.

(2)
A second stock repurchase program was authorized by the Company's Board of Directors and announced to the public on December 5, 2007.  Pursuant to this program, the Company was authorized to purchase up to an additional 2,000,000 shares of the Company's common stock in open market or negotiated transactions through December 3, 2008.  No shares have been repurchased by the Company pursuant to this second stock repurchase program, but the program has not been terminated.

Stock Performance Graph

Company/Index/Peer Group	6/30/03	6/30/04	6/30/05	6/30/06	6/30/07	6/30/08
Celadon Group, Inc.	$100.00	$194.28	$186.55	$547.41	$394.91	$248.12
NASDAQ Stock Market (U.S.)	$100.00	$129.09	$127.97	$136.00	$164.15	$142.67
NASDAQ Trucking & Transportation	$100.00	$127.08	$147.72	$201.41	$217.11	$184.39

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

	2008	2007	2006	2005	2004
	(in thousands, except per share data and operating data)
Statements of Operations Data:
Freight revenue(1)	$457,482	$433,012	$414,465	$399,656	$382,918
Fuel surcharge revenue	108,413	69,680	65,729	37,107	15,005
Total revenue	565,895	502,692	480,194	436,763	397,923
Operating expense(2)	547,097	462,592	445,966	413,355	390,852
Operating income(2)	18,798	40,100	34,228	23,408	7,071
Interest expense, net	4,922	3,511	780	1,418	3,723
Other expense (income)	193	109	34	13	180
Income before income taxes	13,683	36,480	33,414	21,977	3,168
Provision for income taxes	7,147	14,228	12,866	9,397	3,443
Net income (loss)(2)	$6,536	$22,252	$20,548	$12,580	$(275)
Diluted earnings (loss) per share(2)(3)	$0.29	$0.94	$0.88	$0.55	$(0.02)
Weighted average diluted shares outstanding(3)	22,617	23,698	23,386	23,013	17,969

Balance Sheet Data (at end of period):
Net property and equipment	$206,199	$207,499	$91,267	$57,545	$61,801
Total assets	329,335	306,913	190,066	160,508	151,310
Long-term debt, revolving lines of credit, and capital lease obligations, including current maturities	102,506	94,642	12,023	7,344	14,494
Stockholders' equity	143,852	147,320	121,427	98,491	82,830

Operating Data:
For period(4):
Average revenue per loaded mile(5)	$1.503	$1.534	$1.491	$1.424	$1.322
Average revenue per total mile(5)	$1.348	$1.380	$1.367	$1.316	$1.225
Average revenue per tractor per week(5)	$2,717	$2,790	$2,948	$2,841	$2,723
Average length of haul	935	960	1,004	995	994
At end of period:
Total tractors(6)	2,929	3,016	2,732	2,570	2,531
Average age of company tractors (in years)	1.8	1.6	2.0	1.9	2.1
Total trailers(6)	9,052	7,843	7,630	7,468	6,966
Average age of company trailers (in years)	4.1	3.8	3.5	3.6	4.6
__________________________

(1)	Freight revenue is total revenue less fuel surcharges.
(2)	Includes a $9.8 million pretax impairment charge relating to the disposition of our approximately 1,600 remaining 48-foot trailers, in the year ended June 30, 2004.
(3)
Earnings per share amounts and weighted average number of shares outstanding have been adjusted to give retroactive effect to two three-for-two stock splits effected in the form of a 50% stock dividend paid on February 15, 2006 and June 15, 2006.

(4)
Unless otherwise indicated, operating data and statistics presented in this table and elsewhere in this report are for our truckload revenue and operations and exclude revenue and operations of TruckersB2B; our Mexican subsidiary, Servicio de Transportation Jaguar, S.A. de C.V. ("Jaguar"); and our less-than truckload, local trucking (or "shuttle"), brokerage, and logistics.

(5)	Excludes fuel surcharges.
(6)	Total fleet, including equipment operated by our Mexican subsidiary, Jaguar.

Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Results and Fiscal Year-End Financial Condition

For the fiscal year ended June 30, 2008, total revenue increased 12.6%, to $565.9 million from $502.7 million during fiscal 2007. Freight revenue, which excludes revenue from fuel surcharges, increased 5.7%, to $457.5 million in fiscal 2008 from $433.0 million in 2007. We generated net income of $6.5 million, or $0.29 per diluted share, for fiscal 2008 compared with net income of $22.3 million, or $0.94 per diluted share, for 2007.

We believe that a weakened freight market and increased industry-wide trucking capacity in fiscal 2008 compared to fiscal 2007, as well as a sharp increase in fuel prices, were the major factors that contributed to our decrease in net income.  Decreased freight demand due to a slower economy caused a decrease in truck utilization measured by miles per tractor.  In addition, shippers used the less robust freight market to resist rate increases and, in some cases, attempted to reduce freight rates.  The downward pressure on our rates was somewhat offset by a decrease in average length of haul.  As a result, average freight revenue per loaded mile excluding fuel surcharge for 2008 decreased $0.031 per mile to $1.503, a 2.0% decrease compared with $1.534 per mile for 2007. Average freight revenue per tractor per week, our main measure of asset productivity, decreased by 2.6% to $2,717 in 2008 compared with $2,790 for 2007. This decrease was due to lower general freight demand and an increase in non-revenue miles, offset by a decrease in fleet size to 2,929 tractors at June 30, 2008 from 3,016 tractors at June 30, 2007. As the freight market weakened and we ran more empty miles to get to our next load and position equipment for sale, our non-revenue miles increased. Our operating ratio, excluding the effect of fuel surcharge, increased to 95.9% for 2008 compared with 90.7% for 2007.

At June 30, 2008, our total balance sheet debt was $102.5 million and our total stockholders' equity was $143.9 million, for a total debt to capitalization ratio of 41.6%. At June 30, 2008, we had $22.4 million of available borrowing capacity under our revolving credit facility and $2.3 million of cash on hand.

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

We eliminate fuel surcharges from revenue, when calculating operating ratios and some of our operating data. We believe that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.

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

The trucking industry has experienced significant increases in expenses over the past three years, in particular those relating to equipment costs, driver compensation, insurance, and fuel. As the United States economy has slowed down, many trucking companies have been forced to lower freight rates to keep their trucks moving.  Over the long term, we expect a limited pool of qualified drivers and intense competition to recruit and retain those drivers to constrain overall industry capacity.  Assuming a return to economic growth in U.S. manufacturing, retail, and other high volume shipping industries, we expect to be able to raise freight rates in line with or faster than costs.  Over the near term this may prove challenging in the current freight environment.

Revenue Equipment

We operate 2,929 tractors and 9,052 trailers. Of our tractors at June 30, 2008, 1,687 were owned, 1,026 were acquired under operating leases, and 216 were provided by independent contractors, who own and drive their own tractors. Of our trailers at June 30, 2008, 2,321 were owned and 6,731 were acquired under operating and capital leases.

Prior to fiscal 2006, we had financed most of our new tractors under operating leases. Beginning in fiscal 2006 and continuing through fiscal 2008, we have purchased most of our new tractors with cash or borrowings.  We expect to continue to use cash and borrowings on our credit facility for most tractor purchases. Most of our new trailers are acquired with operating leases. These leases generally run for a period of seven years for trailers. When we finance revenue equipment acquisitions with operating leases, rather than borrowings or capital leases, the interest component of our financing activities is recorded as an "above-the-line" operating expense on our statements of operations.  Accordingly, the trend toward financing more equipment with cash and borrowings, and less through operating leases, improves our operating ratio.

Independent contractors (owner operators) provide a tractor and a driver and are responsible for all operating expenses in exchange for a fixed payment per mile. We do not have the capital outlay of purchasing the tractors. The payments to independent contractors are recorded in purchased transportation and the payments for equipment under operating leases are recorded in revenue equipment rentals. Expenses associated with owned equipment, such as interest and depreciation, are not incurred, and for independent contractor tractors, driver compensation, fuel, and other expenses are not incurred. Because obtaining equipment from independent contractors and through operating leases effectively shifts these expenses from interest to "above the line" operating expenses, we evaluate our efficiency using our operating ratio as well as income before income taxes.

Outlook

Looking forward, our profitability goal is to achieve an operating ratio of approximately 90%. We expect this to require additional improvements in rate per mile, non-revenue miles percentage, and miles per tractor compared with those key performance indicators for fiscal 2008, to overcome expected additional cost increases. Because a large percentage of our costs are variable, changes in revenue per mile and non-revenue miles percentage affect our profitability to a greater extent than changes in miles per tractor. For fiscal 2009, the key factors that we expect to have the greatest effect on our profitability are our freight revenue per tractor per week, our compensation of drivers, our cost of revenue equipment (particularly in light of the 2007 and 2010 EPA engine requirements), our fuel costs, and our insurance and claims. To overcome cost increases and improve our margins, we will need to achieve increases in freight revenue per tractor, particularly in revenue per mile, which we intend to achieve by increasing rates and continuing to shift to more profitable freight. Operationally, we will seek improvements in safety and driver recruiting and retention. Our success in these areas primarily will affect revenue, driver-related expenses, and insurance and claims expense.  Given the difficult freight market confronting our industry, we believe achieving our profitability goal during fiscal 2009 is unlikely, although we intend to continue to strive toward that goal.

Results of Operations

The following tables set forth the percentage relationship of revenue and expense items to operating and freight revenue for the periods indicated.

	Fiscal year ended June 30,
	2008	2007	2006
Operating revenue	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and employee benefits	28.2	28.8	30.1
Fuel	28.8	23.1	22.8
Operations and maintenance	6.6	6.4	6.1
Insurance and claims	2.7	2.6	2.9
Depreciation and amortization	5.9	4.4	2.6
Revenue equipment rentals	4.5	6.3	8.2
Purchased transportation	14.5	14.7	14.6
Cost of products and services sold	1.1	1.4	1.1
Communication and utilities	0.9	1.0	0.9
Operating taxes and licenses	1.6	1.7	1.7
General and other operating	1.9	1.6	1.9

Total operating expenses	96.7	92.0	92.9

Operating income	3.3	8.0	7.1
Other expense:
Interest expense, net	0.9	0.7	0.1

Income before income taxes	2.4	7.3	7.0
Provision for income taxes	1.2	2.9	2.7

Net income	1.2%	4.4%	4.3%

_________________________

Freight revenue(1)	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and employee benefits	34.9	33.5	34.9
Fuel	12.0	10.8	10.5
Operations and maintenance	8.1	7.5	7.1
Insurance and claims	3.4	3.0	3.3
Depreciation and amortization	7.3	5.1	3.0
Revenue equipment rentals	5.6	7.4	9.6
Purchased transportation	18.0	17.0	17.0
Cost of products and services sold	1.4	1.6	1.3
Communication and utilities	1.1	1.1	1.0
Operating taxes and licenses	2.0	2.0	2.0
General and other operating	2.1	1.7	2.0

Total operating expenses	95.9	90.7	91.7

Operating income	4.1	9.3	8.3
Other expense:
Interest expense, net	1.1	0.9	0.2

Income before income taxes	3.0	8.4	8.1
Provision for income taxes	1.6	3.3	3.1

Net income	1.4%	5.1%	5.0%
_________________________

(1)
Freight revenue is total operating revenue less fuel surcharges. In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense. The amounts were $108.4 million, $69.7 million, and $65.7 million in 2008, 2007 and 2006, respectively.

Fiscal year ended June 30, 2008, compared with fiscal year ended June 30, 2007

Total revenue increased by $63.2 million, or 12.6%, to $565.9 million for fiscal 2008, from $502.7 million for fiscal 2007. Freight revenue excludes $108.4 million and $69.7 million of fuel surcharge revenue for fiscal 2008 and 2007, respectively.

Freight revenue increased by $24.5 million, or 5.7%, to $457.5 million for fiscal 2008, from $433.0 million for fiscal 2007. This increase resulted from the continuation of our efforts to eliminate the least favorable freight from our system and the growth of customer relationships from our prior year acquisitions, which more than offset softer freight demand generally.  The increase was attributable to an increase in billed miles to 253.3 million in fiscal 2008, compared to 237.8 million in fiscal 2007, partially offset by a 2.3% decrease in average freight revenue per total mile, excluding fuel surcharge, to $1.348 from $1.380. The reduction in average freight revenue per total mile resulted primarily from an increase in non-revenue miles. Average freight revenue per tractor per week, excluding fuel surcharge, which is our primary measure of asset productivity, decreased 2.6% to $2,717 in fiscal 2008, from $2,790 for fiscal 2007, as a result of lower general freight demand and an increase in non-revenue miles.  The decrease in miles per tractor and an increase in non-revenue mile percentage were attributable to less freight demand.

Revenue for TruckersB2B was $9.3 million in fiscal 2008, compared to $10.0 million in fiscal 2007. The decrease was related to a decrease in tractor and trailer rebate revenue, partially due to the discontinuance of the trailer incentive program, and decreases in the fuel rebates due to small and mid size carriers being adversely affected by weak freight demand.

Salaries, wages, and employee benefits were $159.9 million, or 34.9% of freight revenue, for fiscal 2008, compared to $144.8 million, or 33.5% of freight revenue, for fiscal 2007. These increases were primarily due to increased driver payroll, resulting from a 10.2% increase in company miles.

Fuel expenses, net of fuel surcharge revenue of $108.4 million and $69.7 million for fiscal 2008 and fiscal 2007, respectively, increased to $54.7 million, or 12.0% of freight revenue, for fiscal 2008, compared to $46.6 million, or 10.8% of freight revenue, for fiscal 2007. These increases were due to an increase of 10.2% in company miles, an increase in non-revenue miles and an increase in average fuel prices of approximately $0.82 per gallon. In addition, we began to experience lower fuel economy and higher costs of fuel from the installation of EPA-mandated new engines and use of ultra-low-sulfur diesel fuel. Higher fuel prices and lower fuel economy will increase our operating expenses to the extent we cannot offset them with surcharges.

Operations and maintenance consist of direct operating expense, maintenance, and tire expense. This category increased to $37.2 million, or 8.1% of freight revenue, for fiscal 2008, from $32.3 million, or 7.5% of freight revenue, for fiscal 2007. These increases are primarily related to an increase in costs associated with various direct expenses such as toll expense, border drayage expense, and scales expense and an increase in physical damage expense, due to increased accidents.

Insurance and claims expense was $15.5 million, or 3.4% of freight revenue, for fiscal 2008, compared to $13.1 million, or 3.0% of freight revenue, for fiscal 2007. Insurance and claims increased as a percentage of freight revenue due to increased number of claims, increased claim dollars, increased number of workers' compensation claims, and increased dollar of workers' compensation claims.  Our insurance expense consists of premiums and deductible amounts for liability, physical damage, and cargo damage insurance. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. Insurance and claims expense will vary based primarily on the frequency and severity of claims, the level of self-retention, and the premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to $33.3 million, or 7.3% of freight revenue, in fiscal 2008 from $21.9 million, or 5.1% of freight revenue, for fiscal 2007. These increases are related to the conversion of operating leases to capital leases related to approximately 3,700 trailers, in the third and fourth quarters of fiscal 2007, resulting from the Company declaring its intent to purchase certain trailers previously financed with operating leases. The conversion of the trailer leases resulted in a simultaneous decrease in our revenue equipment rentals. Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases. In addition, we have continued to purchase tractors with cash and borrowings, which has increased our tractor depreciation.  In the near term we expect to purchase new tractors primarily with cash or finance new trailers with operating leases. Accordingly, going forward we expect depreciation and amortization will increase as a percentage of freight revenue and revenue equipment rentals will decrease as a percentage of freight revenue as increased depreciation expense associated with tractors acquired with cash or borrowings will more than offset decreased depreciation resulting from financing new trailer acquisitions with operating leases.

Revenue equipment rentals were $25.6 million, or 5.6% of freight revenue, in fiscal 2008, compared to $31.9 million, or 7.4% of freight revenue, for fiscal 2007. These decreases were attributable to a decrease in our tractor fleet financed under operating leases as discussed under depreciation and amortization. At June 30, 2008, 1,026 tractors, or 37.8% of our company tractors, were held under operating leases, compared to 1,433 tractors, or 54.8% of our company tractors, at June 30, 2007.  Given the level of new tractors expected to be purchased with cash or borrowings and new trailers expected to be financed under operating leases, we expect revenue equipment rentals will continue to decrease going forward.

Purchased transportation increased to $82.2 million, or 18.0% of freight revenue, for fiscal 2008, from $73.7 million, or 17.0% of freight revenue, for fiscal 2007. These increases are primarily related to increases in our third-party carrier expense and warehousing expenses, related to an effort to grow these portions of our business.  Our independent contractor expense was largely unchanged as a percentage of freight revenue between fiscal 2007 and fiscal 2008, as a 45.9% decrease in independent contractors to 216 at June 30, 2008, from 399 at June 30, 2007, was offset by increased fuel surcharge reimbursement. The challenging freight environment has had a negative impact on independent contractors, who are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile.

All of our other expenses are relatively minor in amount, and there were no significant changes in these expenses. Accordingly, we have not provided a detailed discussion of such expenses.

Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, decreased to 3.0% of freight revenue for fiscal 2008 from 8.4% for fiscal 2007.

In addition to other factors described above, Canadian exchange rate fluctuations principally impact salaries, wages, and benefits and purchased transportation and, therefore, impact our pretax margin and results of operations. The higher Canadian dollar, which increased to a .990 relationship with the U.S. dollar for fiscal 2008, from a .884 relationship with the U.S. dollar for fiscal 2007, negatively impacted earnings per share by approximately $.11.

Income taxes decreased to $7.1 million for fiscal 2008, from $14.2 million for fiscal 2007, due to lower pre-tax income. Due to the non-deductible effects of our driver per diem pay structure, our tax rate will fluctuate from the 35% standard federal rate, in future periods as net income fluctuates.

As a result of the factors described above, net income decreased to $6.5 million for fiscal 2008, from $22.3 million for fiscal 2007.

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

Insurance and claims expense was $13.1 million, or 3.0% of freight revenue, for fiscal 2007, compared to $13.7 million, or 3.3% of freight revenue, for fiscal 2006.  Insurance and claims expense varies based primarily on the frequency and severity of claims, the level of our self-insured retention, and our premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to $21.9 million, or 5.1% of freight revenue, in fiscal 2007 from $12.4 million, or 3.0% of freight revenue, for fiscal 2006. The majority of these increases can be attributed to the addition of tractors purchased with cash and borrowings and the conversion of operating leases to capital leases related to approximately 3,700 trailers. The remaining increase in this expense category was attributable to the acquisition of certain assets of Digby in October 2006, Warrior in February 2007, and Air Road in June 2007. In the third and fourth quarters of fiscal 2007, the Company declared its intent to purchase certain trailers previously financed with operating leases, resulting in a change from operating to capital lease classification. The conversion of the trailer leases also resulted in a decrease in our revenue equipment rentals in fiscal 2007.

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

Purchased transportation increased to $73.7 million, or 17.0% of freight revenue, for fiscal 2007, from $70.3 million, or 17.0% of freight revenue, for fiscal 2006. The increase in the overall dollar amount was primarily related to increased independent contractor expense, as the number of independent contractors increased by 13.7% to 399 at June 30, 2007, from 351 at June 30, 2006. This increase was partially due to increased payments to independent contractors resulting from fuel surcharges collected due to rising fuel costs, which are passed through to our independent contractors on a per mile basis. The number of independent contractors grew in fiscal 2007 as the Company partnered with several financing companies to make it easier for drivers to purchase trucks.

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

As a result of the factors described above, net income increased to $22.3 million for fiscal 2007, from $20.5 million for fiscal 2006.

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

As of June 30, 2008, we had on order 1,870 tractors and 400 trailers for delivery through fiscal 2010. These revenue equipment orders represent a capital commitment of approximately $186.4 million, before considering the proceeds of equipment dispositions. In fiscal 2008, we purchased the majority of our new tractors with cash or borrowings, and we acquired most of the new trailers under off-balance sheet operating leases.  In the third and fourth quarters of fiscal 2007, we also declared our intent to purchase approximately 3,700 trailers at the end of the respective lease term, resulting in a change from operating lease to capital lease classification. At June 30, 2008 our total balance sheet debt, including capital lease obligations and current maturities, was $102.5 million, compared to $94.6 million at June 30, 2007, and $12.0 million at June 30, 2006. Our debt-to-capitalization ratio (total balance sheet debt as a percentage of total balance sheet debt plus total stockholders' equity) was 41.6% at June 30, 2008, 39.1% at June 30, 2007, and 9.0% at June 30, 2006.

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

Cash Flows

We generated net cash from operating activities of $37.5 million in fiscal 2008, $53.6 million in fiscal 2007, and $30.7 million in fiscal 2006. The decrease in net cash provided by operations in fiscal 2008 from fiscal 2007 is due primarily to lower earnings, the increase of trade receivables, income tax recoverable, and prepaid expenses and other current assets, offset by the increase of depreciation and amortization.

Net cash used in investing activities was $31.4 million for fiscal 2008, compared to $61.2 million for fiscal 2007, and $44.3 million for fiscal 2006. The decrease in cash used for investing activities from 2007 to 2008 was primarily due to the $32.4 million of cash used to purchase Digby in October 2006, Warrior in February 2007, and Air Road in June 2007. Cash used in investing activities includes the net cash effect of acquisitions and dispositions of revenue equipment during each year. Capital expenditures primarily for tractors and trailers (including lease buyouts and new equipment purchases) totaled $69.0 million in fiscal 2008, $66.8 million in fiscal 2007, excluding the assets purchased from Digby, Warrior, and Air Road, and $95.8 million in fiscal 2006. We generated proceeds from the sale of property and equipment of $37.6 million in fiscal 2008, $37.9 million in fiscal 2007, and $51.4 million in fiscal 2006.

Net cash used in financing activities was $4.9 million in fiscal 2008, compared to net cash provided by financing activities of $7.2 million in fiscal 2007, and $4.2 million in fiscal 2006.  The increase in cash used was primarily due to the repurchase of $13.8 million of the Company's common stock between October and December 2007 pursuant to the Company's publicly announced stock repurchase program. Financing activity represents bank borrowings (new borrowings, net of repayments) and payment of the principal component of capital lease obligations.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for our revenue equipment. Our operating leases include some under which we do not guarantee the value of the asset at the end of the lease term ("walk-away leases") and some under which we do guarantee the value of the asset at the end of the lease term ("residual value"). Therefore, we are subject to the risk that equipment value may decline in which case we would suffer a loss upon disposition and be required to make cash payments because of the residual value guarantees. We were obligated for residual value guarantees related to operating leases of $67.1 million at June 30, 2008 compared to $62.7 million at June 30, 2007. A small portion of these amounts is covered by repurchase and/or trade agreements we have with the equipment manufacturer. We believe that any residual payment obligations that are not covered by the manufacturer will be satisfied, in the aggregate, by the value of the related equipment at the end of the lease. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We anticipate that going forward we will use cash generated from operations to finance tractor purchases and operating leases to finance trailer purchases.

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

Primary Credit Agreement

On September 26, 2005, Celadon Group, Inc., Celadon Trucking Services, Inc., and TruckersB2B entered into an unsecured Credit Agreement (the "Credit Agreement") with LaSalle Bank National Association, as administrative agent, and LaSalle Bank National Association, Fifth Third Bank (Central Indiana), and JPMorgan Chase Bank, N.A., as lenders. The Credit Agreement was amended on December 23, 2005, by the First Amendment to Credit Agreement, pursuant to which Celadon Logistics Services, Inc. was added as a borrower to the Credit Agreement. The Credit Agreement, as amended by the Third Amendment on January 22, 2008, matures on January 23, 2013.  The Credit Agreement is intended to provide for ongoing working capital needs and general corporate purposes.  Borrowings under the Credit Agreement are based, at the option of the Company, on a base rate equal to the greater of the federal funds rate plus 0.5% and the administrative agent's prime rate or LIBOR plus an applicable margin between 0.75% and 1.125% that is adjusted quarterly based on cash flow coverage. The Credit Agreement is guaranteed by Celadon E-Commerce, Inc., Celadon Canada, Inc., and Jaguar, each of which is a subsidiary of the Company.

The Credit Agreement, as amended by the Third Amendment, has a maximum revolving borrowing limit of $70.0 million, and the Company may increase the revolving borrowing limit by an additional $20.0 million, to a total of $90.0 million.  Letters of credit are limited to an aggregate commitment of $15.0 million and a swing line facility has a limit of $5.0 million.  A commitment fee that is adjusted quarterly between 0.15% and 0.225% per annum based on cash flow coverage is due on the daily unused portion of the Credit Agreement.  The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, mergers, consolidations, acquisitions and dispositions, and total indebtedness.  We were in compliance with these covenants at June 30, 2008, and expect to remain in compliance for the foreseeable future.  At June 30, 2008, $43.1 million of our credit facility was utilized as outstanding borrowings and $4.5 million was utilized for standby letters of credit.

Contractual Obligations and Commitments

As of June 30, 2008, our bank loans, capitalized leases, operating leases, other debts, and future commitments have stated maturities or minimum annual payments as follows:

	Cash Requirements as of June 30, 2008 (in thousands) Payments Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years

Operating leases	$78,172	$20,923	$26,230	$17,034	$13,985
Lease residual value guarantees	67,053	13,086	21,019	10,317	22,631
Capital lease obligations(1)	54,484	8,554	25,322	20,608	---
Long-term debt (1)	56,640	10,894	2,592	44	43,110

Sub-total	256,349	53,457	75,163	48,003	79,726

Future purchase of revenue equipment	186,350	76,741	79,706	24,350	5,553
Employment and consulting agreements(2)	655	655	---	---	---
Standby letters of credit	4,500	4,500	---	---	---

Total contractual and cash obligations	$447,854	$135,353	$154,869	$72,353	$85,279

_________________________

(1)	Includes interest.
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

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases," property and equipment held under operating leases, and liabilities related thereto, are not reflected on our balance sheet. All expenses related to revenue equipment operating leases are reflected on our statements of operations in the line item entitled "Revenue equipment rentals." As such, financing revenue equipment with operating leases instead of bank borrowings or capital leases effectively moves the interest component of the financing arrangement into operating expenses on our statements of operations.

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

Recent Accounting Pronouncements

      In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the expected impact of adopting SFAS 159 on our consolidated financial position and results of operations when it becomes effective.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. It also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position No. 157-2, which provides a one-year delayed application of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company must adopt these new requirements no later than its first quarter of fiscal 2010.

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

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 ("SFAS 160"), which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for us beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently assessing the potential impact that adoption of SFAS 160 would have on our financial statements.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after Nov. 15, 2008. Accordingly, the Company will adopt SFAS 161 in fiscal year 2010.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

We experience various market risks, including changes in interest rates, foreign currency exchange rates, and fuel prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes, nor when there are no underlying related exposures.

Interest Rate Risk. We are exposed to interest rate risk principally from our primary credit facility. The credit facility carries a maximum variable interest rate of either the bank's base rate or LIBOR plus 1.125%. At June 30, 2008, the interest rate for revolving borrowings under our credit facility was LIBOR plus 0.875%. At June 30, 2008, we had $43.1 million variable rate term loan borrowings outstanding under the credit facility. A hypothetical 10% increase in the bank's base rate and LIBOR would be immaterial to our net income.

Foreign Currency Exchange Rate Risk. We are subject to foreign currency exchange rate risk, specifically in connection with our Canadian operations. While virtually all of the expenses associated with our Canadian operations, such as independent contractor costs, company driver compensation, and administrative costs, are paid in Canadian dollars, a significant portion of our revenue generated from those operations is billed in U.S. dollars because many of our customers are U.S. shippers transporting goods to or from Canada. As a result, increases in the Canadian dollar exchange rate adversely affect the profitability of our Canadian operations. Assuming revenue and expenses for our Canadian operations identical to the year ended June 30, 2008 (both in terms of amount and currency mix), we estimate that a $0.01 increase in the Canadian dollar exchange rate would reduce our annual net income by approximately $234,000.  As of June 30, 2008, we had none of our currency exposure hedged.

We generally do not face the same magnitude of foreign currency exchange rate risk in connection with our intra-Mexico operations conducted through our Mexican subsidiary, Jaguar, because our foreign currency revenues are generally proportionate to our foreign currency expenses for those operations. For purposes of consolidation, however, the operating results earned by our subsidiaries, including Jaguar, in foreign currencies are converted into United States dollars. As a result, a decrease in the value of the Mexican peso could adversely affect our consolidated results of operations. Assuming revenue and expenses for our Mexican operations identical to the year ended June 30, 2008 (both in terms of amount and currency mix), we estimate that a $0.01 decrease in the Mexican peso exchange rate would reduce our annual net income by approximately $63,000.

Commodity Price Risk. Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability. Fuel is subject to economic, political, and market factors that are outside of our control. Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through the collection of fuel surcharges. However, fuel surcharges do not always fully offset increases in fuel prices. In addition, from time-to-time we may enter into derivative financial instruments to reduce our exposure to fuel price fluctuations. As of June 30, 2008, we had none of our estimated fuel purchases hedged.

Item 8.           Financial Statements and Supplementary Data

The following statements are filed with this report:

Report of Independent Registered Public Accounting Firm - KPMG LLP;
Consolidated Balance Sheets;
Consolidated Statements of Operations;
Consolidated Statements of Cash Flows;
Consolidated Statements of Stockholders' Equity; and
Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Celadon Group, Inc.:

We have audited the accompanying consolidated balance sheets of Celadon Group, Inc. and subsidiaries (the "Company") as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2008. In connection with our audits of the consolidated financial statements, we have also audited the financial statement Schedule I. We also have audited the Company's internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celadon Group, Inc. and subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement Schedule I, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Celadon Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In fiscal 2006, as disclosed in Note 7 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

/s/KPMG LLP

Indianapolis, Indiana

August 28, 2008

CELADON GROUP, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2008 and 2007
(Dollars in thousands)

ASSETS	2008	2007

Current assets:
Cash and cash equivalents	$2,325	$1,190
Trade receivables, net of allowance for doubtful accounts of $1,194 and $1,176 in 2008 and 2007, respectively	69,513	59,387
Prepaid expenses and other current assets	16,697	10,616
Tires in service	3,765	3,012
Equipment held for resale	---	11,154
Income tax receivable	5,846	1,526
Deferred income taxes	3,035	2,021
Total current assets	101,181	88,906
Property and equipment	270,832	240,898
Less accumulated depreciation and amortization	64,633	44,553
Net property and equipment	206,199	196,345
Tires in service	1,483	1,449
Goodwill	19,137	19,137
Other assets	1,335	1,076
Total assets	$329,335	$306,913

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$6,910	$7,959
Accrued salaries and benefits	11,358	11,779
Accrued insurance and claims	9,086	6,274
Accrued fuel expense	12,170	6,425
Other accrued expenses	11,916	12,157
Current maturities of long-term debt	8,290	10,736
Current maturities of capital lease obligations	6,454	6,228
Total current liabilities	66,184	61,558
Long-term debt, net of current maturities	45,645	28,886
Capital lease obligations, net of current maturities	42,117	48,792
Deferred income taxes	31,512	20,332
Minority interest	25	25
Stockholders' equity:
Common stock, $0.033 par value, authorized 40,000,000 shares; issued and outstanding 23,704,046 and 23,581,245 shares at June 30, 2008 and 2007, respectively	782	778
Treasury stock at cost; 1,832,386 and 0 shares at June 30, 2008 and 2007, respectively	(12,633)	---
Additional paid-in capital	95,173	93,582
Retained earnings	60,881	54,345
Accumulated other comprehensive loss	(351)	(1,385)
Total stockholders' equity	143,852	147,320
Total liabilities and stockholders' equity	$329,335	$306,913

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended June 30, 2008, 2007, and 2006
(Dollars and shares in thousands, except per share amounts)

	2008	2007	2006
Revenue:
Freight revenue	$457,482	$433,012	$414,465
Fuel surcharges	108,413	69,680	65,729
Total revenue	565,895	502,692	480,194

Operating expenses:
Salaries, wages, and employee benefits	159,859	144,845	144,634
Fuel	163,111	116,251	109,253
Operations and maintenance	37,213	32,299	29,411
Insurance and claims	15,527	13,054	13,697
Depreciation and amortization	33,264	21,880	12,442
Revenue equipment rentals	25,596	31,900	39,601
Purchased transportation	82,205	73,699	70,305
Cost of products and services sold	6,406	6,961	5,433
Communications and utilities	5,117	4,838	4,148
Operating taxes and licenses	9,112	8,629	8,247
General and other operating	9,687	8,236	8,795
Total operating expenses	547,097	462,592	445,966

Operating income	18,798	40,100	34,228

Other (income) expense:
Interest income	(106)	(21)	(153)
Interest expense	5,028	3,532	933
Other	193	109	34
Income before income taxes	13,683	36,480	33,414
Provision for income taxes	7,147	14,228	12,866
Net income	$6,536	$22,252	$20,548

Earnings per common share:
Diluted earnings per share(1)	$0.29	$0.94	$0.88
Basic earnings per share(1)	$0.29	$0.96	$0.90
Weighted average shares outstanding:
Diluted(1)	22,617	23,698	23,386
Basic(1)	22,378	23,252	22,828
_________________________

(1)
Earnings per share amounts and average number of shares outstanding have been adjusted to give retroactive effect to the three-for-two stock splits effected in the form of a 50% stock dividend paid on February 15, 2006 and June 15, 2006.

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30, 2008, 2007, and 2006
(Dollars in thousands)

	2008		2007	2006

Cash flows from operating activities:
Net income		$6,536	$22,252		$20,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		32,432	21,625		12,985
(Gain) loss on sale of equipment		833	255		(543)
Provision for deferred income taxes		10,166	10,311		2,017
Provision for doubtful accounts		911	366		786
Stock based compensation expense		1,905	1,827		5,059
Changes in assets and liabilities:
Trade receivables		(11,037)	(4,291)		(488)
Income tax receivable		(4,320)	3,690		(5,216)
Tires in service		(786)	(154)		741
Prepaid expenses and other current assets		(6,081)	(484)		(3,805)
Other assets		243	381		1,164
Accounts payable and accrued expenses		6,693	(2,185)		(639)
Income tax payable		---	---		(1,957)
Net cash provided by operating activities		37,495	53,593		30,652
Cash flows from investing activities:
Purchase of property and equipment		(69,021)	(66,783)		(95,753)
Proceeds on sale of property and equipment		37,586	37,933		51,417
Purchase of businesses		--------	(32,383)		---
Net cash used in investing activities		(31,435)	(61,233)		(44,336)
Cash flows from financing activities:
Proceeds from issuance of common stock		1,059	985		1,060
Repurchase of stock		(13,848)	---		---
Tax benefit from issuance of common stock		--	12		635
Proceeds of long-term debt		25,110	13,250		4,750
Payments on long-term debt		(10,797)	(4,180)		(1,354)
Principal payments on capital lease obligations		(6,449)	(2,911)		(848)
Net cash provided by (used in) financing activities		(4,925)	7,156		4,243
Increase (decrease) in cash and cash equivalents		1,135	(484)		(9,441)
Cash and cash equivalents at beginning of year		1,190	1,674		11,115
Cash and cash equivalents at end of year		$2,325	$1,190		$1,674
Supplemental disclosure of cash flow information:
Interest paid		$5,188	$3,475		$914
Income taxes paid		$3,132	$6,701		$17,141
Supplemental disclosure of non-cash investing activities:
Lease obligation/debt incurred in the purchase of equipment	$	---	$76,461		$2,131
Note payable obligation incurred in purchase of minority shares		---	---	$	---

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended June 30, 2008, 2007, and 2006
(Dollars in thousands, except share amounts)

	Common Stock No. of Shares Outstanding	Amount	Additional Paid-In Capital	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Unearned Compensation		Total Stock- Holders' Equity

Balance at June 30, 2005	22,613,510	$746	$88,945	$	---	$11,544	$(2,033)		$(711)	$98,491

Net income	---	---	---		---	20,548	---		---	20,548
Equity adjustments for foreign currency translation, net of tax	---	---	---		---	---	(223)		---	(223)
Comprehensive income (loss)	---	---	---		---	20,548	(223)		---	20,325
Tax benefits from stock options	---	---	635		---	---	---		---	635
Secondary stock offering	(172)	---	---		---	---	---		---	---
Restricted stock grants	121,680	4	201		---	---	---		711	916
Exercise of incentive stock options	376,349	13	1,047		---	---	---		---	1,060
Balance at June 30, 2006	23,111,367	$763	$90,828		---	$32,092	$(2,256)	$	---	$121,427

Net income	---	---	---		---	22,253	---		---	22,253
Equity adjustments for foreign currency translation, net of tax	---	---	---		---	---	871		---	871
Comprehensive income	---	---	---		---	22,253	871		---	23,124
Tax benefits from stock options	---	---	12		---	---	---		---	12
Restricted stock and options expense	68,160	2	1,770		---	---	---		---	1,772
Exercise of incentive stock options	401,718	13	972		---	---	---		---	985
Balance at June 30, 2007	23,581,245	$778	$93,582	$	---	$54,345	$(1,385)	$	---	$147,320

Net income	---	---	---		---	6,536	---		---	6,536
Equity adjustments for foreign currency translation, net of tax	---	---	---		---	---	1,034		---	1,034
Comprehensive income	---	---	---		---	6,536	1,034		---	7,570
Treasury stock purchases	(2,000,000)	---	---		(13,848)	---	---		---	(13,848)
Treasury stock issued	---	(5)	(1,180)		1,185	---	---		---	---
Restricted stock and options expense	28,974	1	1,751		---	---	---		---	1,750
Exercise of incentive stock options	261,441	8	1,021		30	---	---		---	1,059
Balance at June 30, 2008	21,871,660	$782	$95,173		$(12,633)	$60,881	$(351)	$	---	$143,852

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

(1)       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Celadon Group, Inc. (the "Company"), through its subsidiaries, provides long haul, full truckload services between the United States, Canada, and Mexico. The Company's primary trucking subsidiaries are: Celadon Trucking Services, Inc. ("CTSI"), a U.S. based company; Celadon Logistics Services, Inc. ("CLSI"), a U.S. based company; Servicio de Transportation Jaguar, S.A. de C.V. ("Jaguar"), a Mexican based company; and Celadon Canada, Inc. ("CelCan"), a Canadian based company.

TruckersB2B, Inc. ("TruckersB2B") is an Internet based "business-to-business" membership program, owned by Celadon E-Commerce, Inc., a wholly owned subsidiary of Celadon Group, Inc.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Such estimates include provisions for liability claims and uncollectible accounts receivable. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade receivables. The Company performs ongoing credit evaluations of its customers and does not require collateral for its accounts receivable. The Company maintains reserves which management believes are adequate to provide for potential credit losses. Uncollectible accounts receivable are written off against the reserves. Concentrations of credit risk with respect to trade receivables are generally limited due to the Company's large number of customers and the diverse range of industries which they represent. Accounts receivable balances due from any single customer did not total more than 5% of the Company's gross trade receivables at June 30, 2008.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

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

Depreciation of property and equipment and amortization of assets under capital leases is generally computed using the straight-line method and is based on the estimated useful lives of the related assets (net of salvage value) as follows:

Revenue and service equipment	2-7 years
Furniture and office equipment	4-5 years
Buildings	20 years
Leasehold improvements	Lesser of life of lease (including expected renewals) or useful life of improvement

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

Goodwill

The consolidated balance sheets at June 30, 2008 and 2007, included goodwill of acquired businesses of approximately $19.1 million for both years. These amounts have been recorded as a result of business acquisitions accounted for under the purchase method of accounting. Under Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is tested for impairment annually (or more often, if an event or circumstance indicates that an impairment loss has been incurred). During the fourth quarter of fiscal 2008, we completed our most recent annual impairment test for that fiscal year and concluded that there was no indication of impairment.

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

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Insurance Reserves

The Company's insurance program for liability, property damage, and cargo loss and damage, involves self-insurance with high retention levels. Under the casualty program, the Company is self-insured for personal injury and property damage claims for varying amounts depending on the date the claim was incurred. The Company accrues the estimated cost of the retained portion of incurred claims. These accruals are based on an evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims, the premium expense and self-insured retention levels.  The administrative expenses associated with these reserves are expensed when paid.

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

Advertising

Advertising costs are expensed as incurred by the Company. Advertising expenses for fiscal 2008, 2007, and 2006 were $1.3 million, $1.4 million, and $1.1 million, respectively, and are included in salaries, wages, and employee benefits and other operating expenses in the Consolidated Statements of Operations.

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

Accounting for Derivatives

The Company had no derivative financial instruments in place in fiscal 2008, 2007, or 2006 to reduce exposure to fuel and currency price fluctuations. SFAS No. 133, Accounting for Certain Derivatives and Hedging Activities, requires that all derivative instruments be recorded on the balance sheet at their respective fair values.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Earnings per Share ("EPS")

The Company applies the provisions of SFAS No. 128, Earnings per Share, which requires companies to present basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method.

Stock-based Employee Compensation Plans

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Share-Based Payments ("SFAS 123(R)"), revising SFAS No. 123, Accounting for Stock Based Compensation; superseding Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance; and amending SFAS No. 95, Statement of Cash Flows. SFAS 123(R) requires companies to recognize the grant date fair value of stock options and other equity-based compensation issued to employees in its income statement. We adopted this statement effective July 1, 2005. Our adoption of SFAS 123(R) impacted our results of operations by increasing salaries, wages, and related expenses, increasing additional paid-in capital, and increasing deferred income taxes. See Footnote 7 for the impact to the Company.

Foreign Currency Translation

Foreign financial statements are translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at year-end exchange rates. Income statement accounts are translated at the average exchange rate prevailing during the year. Resulting translation adjustments are included in other comprehensive income.

Recent Accounting Pronouncements

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the expected impact of adopting SFAS 159 on our consolidated financial position and results of operations when it becomes effective.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. It also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, FASB issued Staff Position No. 157-2, which provides a one-year delayed application of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company must adopt these new requirements no later than its first quarter of fiscal 2010.  The Company is currently assessing the expected impact of adopting SFAS 157 on our consolidated financial position and results of operations when it becomes effective.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

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

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 ("SFAS 160"), which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for us beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently assessing the potential impact that adoption of SFAS 160 would have on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after Nov. 15, 2008. Accordingly, the Company will adopt SFAS 161 in fiscal year 2010.

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

(3)       ACQUISITIONS

On June 5, 2007, the Company acquired certain assets of Air Road Express Inc. ("Air Road"). Pursuant to the asset purchase agreement, our wholly-owned subsidiary, CTSI, acquired Air Road's truckload business, including 53 tractors and 102 trailers for approximately $2.9 million, all of which was allocated to fixed assets.  In connection with the acquisition, we offered employment to approximately 80 qualified, former Air Road drivers.

On February 28, 2007, the Company acquired certain assets of Warrior Services Inc. d/b/a Warrior Xpress ("Warrior"). Pursuant to the asset purchase agreement, our wholly-owned subsidiary, CTSI, acquired Warrior's truckload business, including 82 tractors and 287 trailers for approximately $8.3 million, all of which was allocated to fixed assets. In connection with the acquisition, we offered employment to approximately 110 qualified, former Warrior drivers.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

On October 6, 2006, the Company acquired certain assets of Erin Truckways Ltd., d/b/a Digby Truck Line, Inc. ("Digby"). Pursuant to the asset purchase agreement, our wholly-owned subsidiary, CTSI, acquired Digby's truckload business, including approximately 270 tractors and 590 trailers for approximately $21.2 million, all of which was allocated to fixed assets.  In connection with the acquisition, we offered employment to approximately 150 qualified, former Digby drivers.

(4)       PROPERTY, EQUIPMENT, AND LEASES

Property and equipment consists of the following (in thousands):

	2008	2007
Revenue equipment owned	$187,416	$158,924
Revenue equipment under capital leases	57,239	57,510
Furniture and office equipment	4,970	4,850
Land and buildings	17,007	15,942
Service equipment	1,203	1,123
Leasehold improvements	2,997	2,550
	$270,832	$240,898

Included in accumulated depreciation was $6.2 million and $2.0 million in 2008 and 2007, respectively, related to revenue equipment under capital leases. Depreciation and amortization expense relating to property and equipment owned and revenue equipment under capital leases, including gains (losses) on disposition of equipment and impairment of trailers, was $33.3 million in 2008, $21.9 million in 2007, and $12.4 million in 2006.

(5)       LEASE OBLIGATIONS AND LONG-TERM DEBT

Lease Obligations

The Company leases certain revenue and service equipment under long-term lease agreements, payable in monthly installments.

Equipment obtained under capital leases is reflected on the Company's balance sheet as owned and the related leases bear interest at rates ranging from 3.7% to 5.9% per annum, maturing at various dates through 2013.

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

Total rental expense under operating leases was as follows for 2008, 2007, and 2006 (in thousands):

	2008	2007	2006
Revenue and service equipment	$25,596	$31,900	$39,601
Office facilities and terminals	2,912	3,094	2,423
	$28,508	$34,994	$42,024

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Future minimum lease payments relating to capital leases and to operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

Year ended June 30	Capital Leases	Operating Leases

2009	$8,554	$34,009
2010	8,503	28,880
2011	16,819	18,369
2012	18,804	13,676
2013	1,804	13,675
Thereafter	----	36,616
Total minimum lease payments	$54,484	$145,225
Less amounts representing interest	5,913
Present value of minimum lease payments	$48,571
Less current maturities	6,454
Non-current portion	$42,117

The Company is obligated for lease residual value guarantees of $67.1 million, with $13.1 million due in fiscal 2009. The guarantees are included in the future minimum lease payments above. To the extent the expected value at lease termination date is lower than the residual value guarantee; we would accrue for the difference over the remaining lease term.

Long-Term Debt

The Company's outstanding borrowings excluding capital leases set forth above consist of the following at June 30 (in thousands):

	2008	2007
Outstanding amounts under Credit Agreement	$43,110	$18,000
Other borrowings	10,825	21,622
	53,935	39,622
Less current maturities	8,290	10,736
Non-current portion	$45,645	$28,886

Lines of Credit

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

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

The Credit Agreement has a maximum revolving borrowing limit of $70.0 million, and the Company may increase the revolving borrowing limit by an additional $20.0 million, to a total of $90.0 million. Letters of credit are limited to an aggregate commitment of $15.0 million and a swing line facility has a limit of $5.0 million. A commitment fee that is adjusted quarterly between 0.15% and 0.225% per annum based on cash flow coverage is due on the daily unused portion of the Credit Agreement. The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, mergers, consolidations, acquisitions and dispositions, and total indebtedness. We were in compliance with these covenants at June 30, 2008. At June 30, 2008, $43.1 million of our credit facility was utilized as outstanding borrowings and $4.5 million was utilized for standby letters of credit. Our effective interest rate at June 30, 2008 was 3.67%.

Other Borrowings

Other borrowings consist primarily of mortgage debt financing and notes payable for equipment purchase, which are collateralized by the equipment. At June 30, 2008, the interest rate charged on outstanding borrowings ranged from 5.0% to 6.1%.

Maturities of long-term debt for the years ending June 30 are as follows (in thousands):

2008	$8,290
2009	2,154
2010	337
2011	44
2012	43,110
$53,935

(6)       EMPLOYEE BENEFIT PLANS

401(k) Profit Sharing Plan

The Company has a 401(k) profit sharing plan, which permits U.S. employees of the Company to contribute up to 50% of their annual compensation, up to certain Internal Revenue Service limits, on a pretax basis. The contributions made by each employee are fully vested immediately and are not subject to forfeiture. The Company makes a discretionary matching contribution of up to 50% of the employee's contribution up to 5% of their annual compensation. The aggregate Company contribution may not exceed 5% of the employee's compensation. Employees vest in the Company's contribution to the plan at the rate of 20% per year from the date of employee anniversary. Contributions made by the Company during 2008, 2007, and 2006 amounted to $268,000, $331,000, and $396,000, respectively.

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

In January 2006, stockholders approved the 2006 Omnibus Plan ("2006 Plan") that provides various vehicles to compensate the Company's key employees. The 2006 Plan utilizes such vehicles as stock options, restricted stock grants, and stock appreciation rights ("SARs"). The 2006 Plan authorized the Company to grant 1,687,500 shares. In fiscal 2008, the Company granted 730,990 stock options and 59,426 restricted stock grants. In fiscal 2007, the Company granted 20,000 stock options and 68,160 restricted stock grants. The Company is authorized to grant an additional 245,538 shares.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

The total compensation cost that has been recorded for such stock-based awards was an expense of $1.9 million in fiscal 2008, and $1.8 million in fiscal 2007, and $5.1 million in fiscal 2006. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.7 million in fiscal 2008, $0.8 million in fiscal 2007, and $1.1 million in fiscal 2006.

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

A summary of the activity of the Company's stock option plans as of June 30, 2008 and changes during the period then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at June 30, 2006	1,446,710	$7.44	5.80	$21,118,912
Granted	20,000	$18.84	---	---
Exercised	(401,718)	$2.45	---	---
Outstanding at June 30, 2007	1,064,992	$9.54	7.06	$6,879,503
Granted	730,990	$9.95	---	---
Forfeited or expired	(214,643)	$15.42
Exercised	(261,441)	$4.03	---	---
Outstanding at June 30, 2008	1,319,898	$9.90	7.98	$1,742,049
Exercisable at June 30, 2008	408,992	$9.67	6.21	$928,403

The total intrinsic value of options exercised during fiscal 2008, 2007, and 2006 was $0.9 million, $5.3 million, and $4.1 million, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	2008	2007	2006
Weighted average grant date fair value	$4.47	$9.97	$5.59
Dividend yield	0	0	0
Expected volatility	41.9%	64.2%	50.1%
Risk-free interest rate	3.93%	4.92%	4.35%
Expected lives	4 years	4 years	4 years

Expected volatility is based upon the historical volatility of the Company's stock. The risk-free rate is based upon the U.S. Treasury yield curve in effect at the time of grant. Expected lives are based upon the historical experience of the Company.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Restricted Shares
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at June 30, 2006	203,580	$10.10
Granted	68,160	$16.79
Vested	(68,558)	$8.96
Unvested at June 30, 2007	203,182	$12.73
Granted	59,426	$8.82
Forfeited	(30,452)	$10.83
Vested	(75,956)	$11.48
Unvested at June 30, 2008	156,200	$12.22

Restricted shares granted to employees have been granted subject to achievement of certain performance targets and vest 25% each year, commencing with the first anniversary of the grant date. The weighted average grant date share prices were $8.82, $16.79, and $12.81 in fiscal 2008, 2007, and 2006, respectively.

As of June 30, 2008, we had $3.1 million and $1.2 million of total unrecognized compensation expense related to stock options and restricted stock, respectively, that is expected to be recognized over the remaining weighted average period of approximately 3.6 years for stock options and 2.2 years for restricted stock.

Stock Appreciation Rights

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at June 30, 2006	571,437	$7.73
Paid	(7,871)	$4.48
Forfeited	(309,176)	$7.10
Unvested at June 30, 2007	254,390	$8.59
Paid	(50,064)	$8.32
Forfeited	(37,124)	$8.59
Unvested at June 30, 2008	167,202	$8.68

Stock appreciation rights were granted to employees vesting on a 3 or 4 year vesting schedule; in addition, certain financial targets must be met for these shares to vest. The weighted average grant date share price was $8.59 and $7.73 for fiscal 2007 and 2006, respectively. The Company recognized a benefit of $1.0 million and $1.9 million in fiscal 2008 and 2007, respectively, for vested stock appreciation rights.

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
June 30, 2008

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

(8)       STOCK REPURCHASE PROGRAMS

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

(9)       EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators used in computing earnings per share (in thousands):

	2008	2007	2006

Net income	$6,536	$22,252	$20,548
Basic earnings per share:
Weighted - average number of common shares outstanding	22,378	23,252	22,828
Basic earnings per share	$0.29	$0.96	$0.90

Diluted earnings per share:
Weighted - average number of common shares outstanding	22,378	23,252	22,828
Effect of stock options and other incremental shares	239	446	558
Weighted-average number of common shares outstanding - diluted	22,617	23,698	23,386
Diluted earnings per share	$0.29	$0.94	$0.88

The Company has 1,182,903 options that could potentially dilute basic earnings per share that were excluded from the EPS calculation as they are antidilutive in the current year.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

(10)    COMMITMENTS AND CONTINGENCIES

The Company has outstanding commitments to purchase approximately $186.4 million of revenue equipment at June 30, 2008.

Standby letters of credit, not reflected in the accompanying consolidated financial statements, aggregated approximately $4.5 million at June 30, 2008.

The Company has employment and consulting agreements with various key employees providing for minimum combined annual compensation of $655,000 in fiscal 2009.

There are various claims, lawsuits, and pending actions against the Company and its subsidiaries in the normal course of the operation of their businesses with respect to cargo, auto liability, or income taxes.

On August 8, 2007, the 384th District Court of the State of Texas situated in El Paso, Texas, rendered a judgment against CTSI, for approximately $3.4 million in the case of Martinez v. Celadon Trucking Services, Inc., which was originally filed on September 4, 2002. The case involves a workers' compensation claim of a former employee of CTSI who suffered a back injury as a result of a traffic accident. CTSI and the Company believe all actions taken were proper and legal and contend that the proper and exclusive place for resolution of this dispute was before the Indiana Workers Compensation Board. While there can be no certainty as to the outcome, the Company believes that the ultimate resolution of this dispute will not have a materially adverse effect on its consolidated financial position or results of operations. CTSI filed an appeal of the decision to the Texas Court of Appeals in October 2007.  Trial transcripts are being prepared for the Court of Appeals and appellate briefing is in process.

(11)    RELATED PARTY TRANSACTIONS

Since August 2007, the Company has used rent-free, an approximately nine acre parcel of land located on Interstate 37 near Indianapolis, Indiana, to evaluate the prospects for operating a used-equipment business to dispose of a portion of its own tractors and trailers in the ordinary course of business.  The Company intends to continue the equipment sales business and found the location to be favorable.  The land was owned by Will LLC, and Indiana Limited Liability Company owned and managed by Mrs. Will, the wife of Paul Will, the Company's Vice Chairman of the Board, Executive Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary ("Will LLC").  On June 20, 2008, the Company purchased the parcel from Will LLC at a cost of $97,500 per acre, or a total of $821,222.  Prior to entry into the purchase agreement with the Company, Will LLC had received written offers to purchase the parcel from independent third parties at prices of $95,000 and $100,000 per acre, respectively.  Mrs. Will, as the sole member of Will LLC, had a financial interest in the transaction equal to the total purchase price.  The transaction was reviewed and approved in advance by the Company's Audit and Corporate Governance Committee of the Board of Directors.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

(12)    INCOME TAXES

The income tax provision for operations in 2008, 2007, and 2006 consisted of the following (in thousands):

	2008	2007	2006
Current:
Federal	$(2,246)	$3,509	$9,812
State and local	(462)	1,181	1,262
Foreign	(311)	(773)	(225)
Total Current	(3,019)	3,917	10,849
Deferred:
Federal	9,440	9,593	1,869
State and local	1,788	524	210
Foreign	(1,062)	194	(62)
Total Deferred	10,166	10,311	2,017
Total	$7,147	$14,228	$12,866

No benefit has been recognized for U.S. federal income taxes on undistributed losses of foreign subsidiaries of approximately $2.5 million at June 30, 2008.  Included in the consolidated income before income taxes is a loss of approximately $3.9 million from foreign operations in fiscal 2008.

The Company's income tax expense varies from the statutory federal tax rate of 35% applied to income before income taxes as follows (in thousands):

	2008	2007	2006

Computed "expected" income tax expense	$4,792	$12,768	$11,695
State taxes, net of federal benefit	862	1,108	957
Non-deductible expenses	1,398	1,368	922
Other, net	95	(1,016)	(708)
Actual income tax expense	$7,147	$14,228	$12,866

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2008 and 2007 consisted of the following (in thousands):

	2008	2007
Deferred tax assets:
Deferred equity compensation	$1,157	$1,271
Insurance reserves	3,857	2,491
Other	3,362	3,188
Total deferred tax assets	$8,376	$6,950

Deferred tax liabilities:
Property and equipment	$(29,680)	$(19,735)
Goodwill	(3,258)	(2,895)
Capital leases	(2,322)	(1,498)
Other	(1,593)	(1,133)
Total deferred tax liabilities	$(36,853)	$(25,261)

Net current deferred tax assets	$3,035	$2,021
Net non-current deferred tax liabilities	(31,512)	(20,332)
Total net deferred tax liabilities	$(28,477)	$(18,311)

As of June 30, 2008, the Company had operating loss carry-forwards for Income Tax Purposes of $9.4 million, which have expiration dates of 2014 and after.

Effective July 1, 2007, we adopted FIN 48, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As of June 30, 2008 the Company recorded a $0.8 million liability for unrecognized tax benefits, a portion of which represents penalties and interest.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

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

	Fiscal year ended June 30, (Dollars in thousands)
	2008	2007	2006
Total revenues
Transportation	$556,571	$492,692	$471,872
E-Commerce	9,324	10,000	8,322
	565,895	502,692	480,194
Operating income
Transportation	17,363	38,539	32,708
E-Commerce	1,435	1,561	1,520
	18,798	40,100	34,228
Depreciation and amortization
Transportation	33,247	21,862	12,428
E-Commerce	17	18	14
	33,264	21,880	12,442
Interest income
Transportation	(106)	(21)	(153)

Interest expense
Transportation	5,028	3,532	888
E-Commerce	---	---	45
	5,028	3,532	933
Income before taxes
Transportation	12,059	34,882	31,939
E-Commerce	1,624	1,599	1,475
	13,683	36,481	33,414
Goodwill
Transportation	16,702	16,702	16,702
E-Commerce	2,435	2,435	2,435
	19,137	19,137	19,137
Total assets
Transportation	322,080	301,286	186,165
E-Commerce	7,255	5,627	3,901
	329,335	306,913	190,066

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Information as to the Company's operations by geographic area is summarized below (in thousands). The Company allocates total revenue based on the country of origin of the tractor hauling the freight.

	2008	2007	2006
Total revenue:
United States	$477,830	$414,360	$393,090
Canada	56,320	58,790	59,666
Mexico	31,745	29,542	27,438
Total	$565,895	$502,692	$480,194

Long lived assets:
United States	$203,728	$198,886	$101,911
Canada	11,753	9,211	4,719
Mexico	12,673	9,910	6,348
Total	$228,154	$218,007	$112,978

No customer accounted for more than 5% of the Company's total revenue during any of its three most recent fiscal years.

(14)    SELECTED QUARTERLY DATA (Unaudited)

Summarized quarterly data for fiscal 2008 and 2007 follows (in thousands except per share amounts):

	Fiscal Year 2008
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

Total revenues	$133,779	$138,609	$138,890	$154,618
Operating expenses	127,828	133,760	136,564	148,947

Operating income	5,951	4,849	2,326	5,671
Other expense, net	1,339	1,256	1,231	1,288

Income before taxes	4,612	3,593	1,095	4,383
Income tax expense	2,111	1,870	946	2,220

Net income	$2,501	$1,723	$149	$2,163

Basic income per share	$0.11	$0.08	$0.01	$0.10
Diluted income per share	$0.11	$0.08	$0.01	$0.10

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

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

SCHEDULE I

CELADON GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS

Years ended June 30, 2008, 2007, and 2006

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period

Year ended June 30, 2006:
Allowance for doubtful accounts	$1,496,213	$786,015	$1,013,303	(a)	$1,268,925
Reserves for claims payable as self insurer	$10,782,285	$9,728,359	$12,778,099	(b)	$7,732,545

Year ended June 30, 2007:
Allowance for doubtful accounts	$1,268,925	$366,099	$458,693	(a)	$1,176,331
Reserves for claims payable as self insurer	$7,732,545	$9,097,620	$9,708,932	(b)	$7,121,233

Year ended June 30, 2008:
Allowance for doubtful accounts	$1,176,331	$910,719	$892,965	(a)	$1,194,085
Reserves for claims payable as self insurer	$7,121,233	$13,198,369	$10,196,906	(b)	$10,122,696
_____________________

(a)	Represents accounts receivable write-offs.
(b)	Represents claims paid.

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

Based on their evaluation as of June 30, 2008, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Management's Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Based on its assessment, management believes that, as of June 30, 2008, our internal control over financial reporting is effective based on those criteria.

Design and Changes in Internal Control over Financial Reporting

The design, monitoring, and revision of the system of internal accounting controls involves, among other things, management's judgments with respect to the relative cost and expected benefits of specific control measures.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.        Other Information.

  Not applicable.

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

Item 10.        Directors and Executive Officers of the Registrant

The information required by this Item, with the exception of the Code of Ethics disclosure below, is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2008 Annual Meeting of Stockholders.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics was filed as Exhibit 14 to our Annual Report on Form 10-K for the year ended June 30, 2003, filed with the SEC on September 19, 2003.

Item 11.        Executive Compensation

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2008 Annual Meeting of Stockholders.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item, is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2008 Annual Meeting of Stockholders. The following table provides certain information as of June 30, 2008, with respect to our compensation plans and other arrangements under which shares of our common stock are authorized for issuance.

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of June 30, 2008:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,333,505	$9.90	245,538

Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable

Item 13.        Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2008 Annual Meeting of Stockholders.

Item 14.        Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2008 Annual Meeting of Stockholders.

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

3.3	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on January 31, 2008.)
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

4.4	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on January 31, 2008.)
10.1	Celadon Group, Inc. 1994 Stock Option Plan. (Incorporated by reference to Exhibit B to the Company's Proxy Statement on Schedule 14A, filed with the SEC October 17, 1997.) *
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

10.7
Amendment No. 3 dated July 26, 2000 to Employment Contract dated January 21, 1994 between the Company and Stephen Russell. (Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K filed with the SEC on September 30, 2002.) *

10.8
Amendment No. 4 dated April 4, 2002 to Employment Contract dated January 21, 1994 between the Company and Stephen Russell. (Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed with the SEC on September 30, 2002.) *

10.9
Separation Agreement dated March 3, 2000 between the Company and Paul A. Will. (Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed with the SEC on September 30, 2002.) *

10.10
Amendment dated September 30, 2001 to Separation Agreement between the Company and Paul A. Will dated March 3, 2000. (Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed with the SEC on September 30, 2002.) *

10.11
Amendment No. 5 dated November 20, 2002 to Employment Contract dated January 21, 1994 between the Company and Stephen Russell. (Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K filed with the SEC on September 19, 2003.) *

10.12
Credit Agreement dated as of September 26, 2005 among the Company, certain of its subsidiaries, LaSalle Bank National Association, and certain other lenders. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 30, 2005.)

10.13	Stock Appreciation Rights Plan effective April 4, 2002. (Incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-K/A filed with the SEC on October 28, 2005.) *
10.14	Celadon Group, Inc., 2006 Omnibus Incentive Plan. (Incorporated by reference to Appendix B to the Company's definitive proxy statement, filed with the SEC on December 19, 2005.) *

10.15
First Amendment to Credit Agreement dated December 23, 2005, among the Company, certain of it subsidiaries, LaSalle Bank National Association, and certain other lenders. (Incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q filed with the SEC on January 30, 2006.)

10.16
Celadon Group, Inc. Form of Award Notice for Employees for Restricted Stock Awards. (Incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 4, 2006.) *

10.17
Celadon Group, Inc. Form of Award Notice for Stephen Russell for Restricted Stock Award. (Incorporated by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 4, 2006.) *

10.18
Celadon Group, Inc. Form of Award Notice for Employees for Incentive Stock Option Grants. (Incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 4, 2006.) *

10.19
Celadon Group, Inc. Form of Award Notice for Non-Employee Directors for Non-Qualified Stock Option Grants. (Incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 4, 2006.) *

10.20
Asset Purchase Agreement dated October 6, 2006 by and among Erin Truckways, Ltd. d/b/a Digby Truckline, Inc., Cynthia J. Bedore, and Celadon Trucking Services, Inc.  (Incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 5, 2007.)

10.21
Separation Agreement, General Release, Consulting Agreement and Non-Competition, Non-Disclosure, and Non-Solicitation Agreement dated July 25, 2007 by and between Celadon Trucking Services, Inc. and Thomas Glaser.  (Incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q filed with the SEC on October 31, 2007.) *

10.22
Employment Letter dated August 8, 2007 by and between Celadon Group, Inc. and Chris Hines.  (Incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q filed with the SEC on October 31, 2007.) *

10.23
Second Amendment to Credit Agreement dated June 30, 2007 by and among Celadon Group, Inc., Celadon Trucking Services, Inc., Truckers B2B, Inc., and Celadon Logistics Services, Inc., the financial institutions party thereto, and LaSalle Bank National Association.  (Incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q filed with the SEC on January 31, 2008.)

10.24
Third Amendment to Credit Agreement dated January 22, 2008 by and among Celadon Group, Inc., Celadon Trucking Services, Inc., Truckers B2B, Inc., and Celadon Logistics Services, Inc., the financial institutions party thereto, and LaSalle Bank National Association.  (Incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 1, 2008.)

10.25
Amendment to Separation Agreement, General Release, Consulting Agreement, and Non-Competition, Non-Disclosure, and Non-Solicitation Agreement dated October 17, 2007 by and between Celadon Trucking Services, Inc. and Thomas Glaser.  (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 30, 2008.) *

10.26
General and Mutual Release dated April 24, 2008 by and between Celadon Trucking Services, Inc. and its affiliates and subsidiaries and Thomas Glaser.  (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 30, 2008.) *

14
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
______________________

*	Management contract or compensatory plan or arrangement.
#	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this August 28, 2008.

Celadon Group, Inc.

By:	/s/ Stephen Russell
Stephen Russell Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Russell	Chairman of the Board and	August 28, 2008
Stephen Russell	Chief Executive Officer (Principal Executive Officer)

/s/ Paul A. Will	Vice Chairman of the Board, Chief Financial Officer, Treasurer, and	August 28, 2008
Paul A. Will	Asst. Secretary (Principal Financial and Accounting Officer)

/s/ Michael Miller	Director	August 28, 2008
Michael Miller

/s/ Anthony Heyworth	Director	August 28, 2008
Anthony Heyworth

/s/ Cathy Langham	Director	August 28, 2008
Cathy Langham