Form 10-Q
period 2008-09-30
CELADON GROUP INC
filed 2008-10-30
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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
Yes [ ] No [X]

As of October 30, 2008 (the latest practicable date), 22,092,994 shares of the registrant's common stock, par value $0.033 per share, were outstanding.

CELADON GROUP, INC.

Index to

September 30, 2008 Form 10-Q

Part I.                 Financial Information

Item I.                 Financial Statements
CELADON GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2008 and June 30, 2008
(Dollars in thousands except per share and par value amounts)

	September 30, 2008	June 30, 2008
ASSETS	(unaudited)

Current assets:
Cash and cash equivalents	$163	$2,325
Trade receivables, net of allowance for doubtful accounts of $1,296 and $1,194 at September 30, 2008 and June 30, 2008, respectively	64,131	69,513
Prepaid expenses and other current assets	16,796	16,697
Tires in service	4,207	3,765
Income tax receivable	828	5,846
Deferred income taxes	4,068	3,035
Total current assets	90,193	101,181
Property and equipment	267,896	270,832
Less accumulated depreciation and amortization	70,556	64,633
Net property and equipment	197,340	206,199
Tires in service	1,580	1,483
Goodwill	19,137	19,137
Other assets	1,294	1,335
Total assets	$309,544	$329,335

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$9,165	$6,910
Accrued salaries and benefits	11,478	11,358
Accrued insurance and claims	10,089	9,086
Accrued fuel expense	10,083	12,170
Other accrued expenses	10,792	11,916
Current maturities of long-term debt	7,346	8,290
Current maturities of capital lease obligations	6,505	6,454
Total current liabilities	65,458	66,184
Long-term debt, net of current maturities	26,924	45,645
Capital lease obligations, net of current maturities	40,420	42,117
Deferred income taxes	30,664	31,512
Minority interest	25	25
Stockholders' equity:
Common stock, $0.033 par value, authorized 40,000,000 shares; issued 23,925,380 and 23,704,046 shares at September 30, 2008 and June 30, 2008, respectively	790	782
Treasury stock at cost; 1,832,386 shares at September 30, 2008 and June 30, 2008	(12,633)	(12,633)
Additional paid-in capital	95,790	95,173
Retained earnings	63,650	60,881
Accumulated other comprehensive loss	(1,544)	(351)
Total stockholders' equity	146,053	143,852
Total liabilities and stockholders' equity	$309,544	$329,335

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended September 30, 2008 and 2007
(In thousands, except per share amounts)
(Unaudited)

	2008	2007

Revenue:
Freight revenue	$109,289	$113,854
Fuel surcharges	37,579	19,925
Total revenue	146,868	133,779

Operating expenses:
Salaries, wages, and employee benefits	41,329	38,327
Fuel	48,066	33,522
Operations and maintenance	9,387	8,436
Insurance and claims	3,619	3,541
Depreciation and amortization	8,032	7,865
Revenue equipment rentals	6,063	6,972
Purchased transportation	15,761	21,970
Cost of products and services sold	1,569	1,723
Communications and utilities	1,218	1,231
Operating taxes and licenses	2,384	2,161
General and other operating	2,489	2,080
Total operating expenses	139,917	127,828

Operating income	6,951	5,951

Other (income) expense:
Interest income	(5)	(19)
Interest expense	1,102	1,314
Other (income) expense, net	---	44
Income before income taxes	5,854	4,612
Provision for income taxes	3,085	2,111
Net income	$2,769	$2,501

Earnings per common share:
Diluted earnings per share	$0.13	$0.11
Basic earnings per share	$0.13	$0.11
Average shares outstanding:
Diluted	22,031	23,753
Basic	21,581	23,465

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended September 30, 2008 and 2007
(Dollars in thousands)
(Unaudited)

	2008		2007

Cash flows from operating activities:
Net income		$2,769	$2,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		9,065	7,705
(Gain)\Loss on sale of equipment		(1,033)	160
Stock based compensation		1,027	211
Deferred income taxes		(1,881)	1,545
Provision for doubtful accounts		44	9
Changes in assets and liabilities:
Trade receivables		5,338	(1,793)
Income tax receivable		5,018	926
Tires in service		(540)	(305)
Prepaid expenses and other current assets		(99)	(4,240)
Other assets		(170)	(56)
Accounts payable and accrued expenses		(235)	3,922
Net cash provided by operating activities		19,303	10,585

Cash flows from investing activities:
Purchase of property and equipment		(10,563)	(3,193)
Proceeds on sale of property and equipment		10,409	7,815
Net cash (used in)/provided by investing activities		(154)	4,622

Cash flows from financing activities:
Proceeds from issuances of common stock		---	883
Payments on long-term debt		(19,666)	(15,635)
Principal payments under capital lease obligations		(1,645)	(1,604)
Net cash used in financing activities		(21,311)	(16,356)

Decrease in cash and cash equivalents		(2,162)	(1,149)

Cash and cash equivalents at beginning of period		2,325	1,190
Cash and cash equivalents at end of period		$163	$41
Supplemental disclosure of cash flow information:
Interest paid		$1,189	$1,275
Income taxes paid	$	---	$151

        The accompanying notes are an integral part of these unaudited consolidated financial statements.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

1.           Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of Celadon Group, Inc. and its majority owned subsidiaries (the "Company").  All material intercompany balances and transactions have been eliminated in consolidation.

       The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements.  Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (all of a normal recurring nature), which are necessary for a fair presentation of the financial condition and results of operations for these periods.  The results of operations for the interim period are not necessarily indicative of the results for a full year.  These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

       The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

2.           New Accounting Pronouncements

  In September 2006, FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157").  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  It also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued Staff Position No. 157-2, which provides a one-year delayed application of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company must adopt these new requirements no later than its first quarter of fiscal 2010.  We are currently assessing the potential impact that adoption of SFAS 157 will have on our financial statements.

In December 2007, FASB issued SFAS No. 141R (revised 2007), Business Combinations ("SFAS 141R"), which replaces SFAS No. 141.  The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred.  The impact to the Company from the adoption of SFAS 141R will depend on the acquisitions at the time.  SFAS 141R is effective for us beginning  July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB 51 ("SFAS 160"), which changes the accounting and reporting for minority interests.  Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions.  In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  SFAS 160 is effective for us beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.  We are currently assessing the potential impact that adoption of SFAS 160 will have on our financial statements.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 ("SFAS 161").  SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008.  Accordingly, the Company will adopt SFAS 161 in fiscal year 2010.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162").  This standard reorganizes the GAAP Hierarchy in order to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements.  SFAS 162 shall be effective 60 days after the SEC's approval of the Public Company Accounting Oversight Board's amendments to Interim Auditing Standard, AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. This new standard should have no impact on our balance sheet, statement of operations, or cash flows.

3.           Income Taxes

Income tax expense varies from the federal corporate income tax rate of 35%, primarily due to state income taxes, net of federal income tax effect and our permanent differences primarily related to per diem pay structure.

Effective July 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48").  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As of September 30, 2008, the Company recorded a $0.7 million liability for unrecognized tax benefits, a portion of which represents penalties and interest.

      As of September 30, 2008, we are subject to U.S. Federal income tax examinations for the tax years 2005 through 2007.  We file tax returns in numerous state jurisdictions with varying statutes of limitations.

4.           Earnings Per Share

The difference in basic and diluted weighted average shares is due to the assumed exercise of outstanding stock options.  A reconciliation of the basic and diluted earnings per share calculation was as follows (amounts in thousands, except per share amounts):

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

	For three months ended September 30,
	2008	2007

Net income	$2,769	$2,501

Denominator
Weighted average number of common shares outstanding	21,581	23,465
Equivalent shares issuable upon exercise of stock options	450	288

Diluted shares	22,031	23,753

Earnings per share
Basic	$0.13	$0.11
Diluted	$0.13	$0.11

5.           Segment Information and Significant Customers

      The Company operates in two segments, transportation and e-commerce.  The Company generates revenue in the transportation segment primarily by providing truckload-hauling services through its subsidiaries, Celadon Trucking Services, Inc. ("CTSI"), Celadon Logistics Services, Inc. ("CLSI"), Servicios de Transportacion Jaguar, S.A. de C.V., ("Jaguar"), and Celadon Canada, Inc. ("CelCan").  The Company provides certain services over the Internet through its e-commerce subsidiary TruckersB2B, Inc. ("TruckersB2B").  TruckersB2B is an Internet based "business-to-business" membership program, owned by Celadon E-Commerce, Inc., a wholly owned subsidiary of Celadon Group, Inc.  The e-commerce segment generates revenue by providing discounted fuel, tires, and other products and services to small and medium-sized trucking companies.  The Company evaluates the performance of its operating segments based on operating income (amounts below in thousands).

	Transportation	E-commerce	Consolidated
Three months ended September 30, 2008
Operating revenue	$144,612	$2,256	$146,868
Operating income	6,622	329	6,951

Three months ended September 30, 2007
Operating revenue	$131,294	$2,485	$133,779
Operating income	5,566	385	5,951

Information as to the Company's operating revenue by geographic area is summarized below (in thousands).  The Company allocates operating revenue based on country of origin of the tractor hauling the freight:

	United States	Canada	Mexico	Consolidated
Three months ended September 30, 2008
Operating revenue	$128,199	$11,236	$7,433	$146,868

Three months ended September 30, 2007
Operating revenue	$110,905	$14,336	$8,538	$133,779

No customer accounted for more than 5% of the Company's total revenue during any of its two most recent fiscal years or the interim periods presented above.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

6.           Stock Based Compensation

       On July 1, 2005, the Company adopted SFAS 123(R), which requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based upon a grant-date fair value of an award.  In January 2006, stockholders approved the Company's 2006 Omnibus Incentive Plan ("2006 Plan"), which provides various vehicles to compensate the Company's key employees.  The 2006 Plan utilizes such vehicles as stock options, restricted stock grants, and stock appreciation rights ("SARs").  The 2006 Plan authorized the Company to grant 1,687,500 shares (adjusted for the 3-for-2 stock splits declared by the Company's Board of Directors effective February 15, 2006 and June 15, 2006).  In fiscal 2009, the Company granted 3,500 stock options and 222,084 shares of restricted stock pursuant to the 2006 Plan.  The Company is authorized to grant an additional 20,079 shares pursuant to the 2006 Plan.

The following table summarizes the expense components of our stock based compensation program:

	For three months ended September 30,
	2008	2007

Stock options expense	$331	$82
Restricted stock expense	293	212
Stock appreciation rights expense	261	(577)
Total stock related compensation expense	$885	$(283)

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

A summary of the activity of the Company's stock option plans as of September 30, 2008 and changes during the period then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at July 1, 2008	1,319,898	$9.90	7.98	$1,742,049
Granted	3,500	$13.34	---	---
Exercised	---	---	---	---
Forfeited or expired	(5,000)	$14.73	---	---
Outstanding at September 30, 2008	1,318,398	$9.89	7.73	$2,867,070
Exercisable at September 30, 2008	413,687	$9.67	5.94	$1,131,118

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal 2009	Fiscal 2008

Weighted average grant date fair value	$5.08	$9.78
Dividend yield	0	0
Expected volatility	45.5%	48.8%
Risk-free interest rate	2.32%	4.71%
Expected lives	4 years	4 years

Restricted Shares

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested at July 1, 2008	156,200	$12.22
Granted	222,084	$11.89
Vested	---	---
Forfeited	(3,150)	$15.65
Unvested at September 30, 2008	375,134	$12.00

Restricted shares granted to employees have been granted with a fair value equal to the market price on the grant date and the grants vest by 25 percent or 33 percent per year, commencing with the first anniversary of the grant date.  In addition, for a portion of the shares certain financial targets must be met for these shares to vest.  Restricted shares granted to non-employee directors have been granted with a fair value equal to the market price on the grant date and vest on the date of the Company's next annual meeting.

As of September 30, 2008, the Company had $2.7 million and $3.8 million of total unrecognized compensation expense related to stock options and restricted stock, respectively, that is expected to be recognized over the remaining period of approximately 3.3 years for stock options and 3.9 years for restricted stock.

Stock Appreciation Rights

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested at July 1, 2008	167,202	$8.68
Granted	---	---
Paid	(7,426)	$9.37
Forfeited	(224)	$8.64
Unvested at September 30, 2008	159,552	$8.25

SARs granted to employees vest on a three or four year vesting schedule.  In addition, certain financial targets must be met for the SARs to vest.  During the first quarter of fiscal 2007, the Company gave SARs grantees the opportunity to enter into an alternative fixed compensation arrangement whereby the grantee would forfeit all rights to SARs compensation in exchange for a guaranteed quarterly payment for the remainder of the underlying SARs term.  This alternative arrangement is subject to continued service to the Company or one of its subsidiaries.  These fixed payments will be accrued quarterly until March 31, 2009.  The Company offered this alternative arrangement to mitigate the volatility to earnings from stock price variance on the SARs.  The alternative arrangement awards are not included in the figures presented in this footnote.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
7.           Stock Repurchase Programs

       On October 24, 2007, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company purchased 2,000,000 shares of the Company's common stock in open market transactions at an aggregate cost of approximately $13.8 million.  On December 5, 2007, the Company's Board of Directors authorized an additional stock repurchase program pursuant to which the Company may purchase up to 2,000,000 additional shares of the Company's common stock in open market transactions through December 3, 2008.  As of September 30, 2008 we had not purchased any of these additional shares.  We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under stock option plans.  We account for treasury stock using the cost method.

8.           Comprehensive Income

       Comprehensive income consisted of the following components for the first quarter of fiscal 2009 and 2008, respectively (in thousands):

	Three months ended September 30,
	2008	2007

Net income	$2,769	$2,501
Foreign currency translation adjustments	(1,193)	368

Total comprehensive income	$1,576	$2,869

9.    Commitments and Contingencies

The Company has outstanding commitments to purchase approximately $159.2 million of revenue equipment at September 30, 2008.

Standby letters of credit, not reflected in the accompanying consolidated financial statements, aggregated approximately $4.5 million at September 30, 2008.

The Company has employment and consulting agreements with various key employees providing for minimum combined annual compensation of $700,000 in fiscal 2009.

There are various claims, lawsuits, and pending actions against the Company and its subsidiaries in the normal course of the operation of their businesses with respect to cargo, auto liability, or income taxes.

On August 8, 2007, the 384th District Court of the State of Texas situated in El Paso, Texas, rendered a judgment against CTSI, for approximately $3.4 million in the case of Martinez v. Celadon Trucking Services, Inc., which was originally filed on September 4, 2002.  The case involves a workers' compensation claim of a former employee of CTSI who suffered a back injury as a result of a traffic accident.  CTSI and the Company believe all actions taken were proper and legal and contend that the proper and exclusive place for resolution of this dispute was before the Indiana Worker's Compensation Board.  While there can be no certainty as to the outcome, the Company believes that the ultimate resolution of this dispute will not have a materially adverse effect on its consolidated financial position or results of operations. CTSI filed an appeal of the decision to the Texas Court of Appeals in October 2007.  Trial transcripts have been prepared for the Court of Appeals and appellate briefing is in process.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Forward Looking Statements

      This Quarterly Report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, events, performance, or achievements of the Company to be materially different from any future results, events, performance, or achievements expressed in or implied by such forward-looking statements.  Such statements may be identified by the fact that they do not relate strictly to historical or current facts.  These statements generally use words such as "believe," "expect," "anticipate," "project," "forecast," "should," "estimate," "plan," "outlook," "goal," and similar expressions.  While it is impossible to identify all factors that may cause actual results to differ from those expressed in or implied by forward-looking statements, the risks and uncertainties that may affect the Company's business, include, but are not limited to, those discussed in the section entitled Item 1A. Risk Factors set forth below.

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

       We also operate TruckersB2B, a profitable marketing business that affords volume purchasing power for items such as fuel, tires, and equipment to approximately 21,200 trucking fleets representing approximately 482,000 tractors. TruckersB2B represents a separate operating segment under generally accepted accounting principles.

Recent Results and Financial Condition

For the first quarter of fiscal 2009, total revenue increased 9.8% to $146.9 million, compared with $133.8 million for the first quarter of fiscal 2008.  Freight revenue, which excludes revenue from fuel surcharges, decreased 4.0% to $109.3 million for the first quarter of fiscal 2009, compared with $113.9 million for the first quarter of fiscal 2008.  Net income increased 12.0% to $2.8 million from $2.5 million, and diluted earnings per share increased to $0.13 from $0.11.

At September 30, 2008, our total balance sheet debt (including capital lease obligations less cash) was $81.0 million, and our total stockholders' equity was $146.1 million, for a total debt to capitalization ratio of 35.7%.  At September 30, 2008, we had $39.8 million of available borrowing capacity under our revolving credit facility.

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

The trucking industry has experienced significant increases in expenses over the past three years, in particular those relating to equipment costs, driver compensation, insurance, and fuel.  Until recently, many trucking companies had been able to raise freight rates to cover the increased costs based primarily on an industry-wide tight capacity of drivers.  As freight demand has softened, carriers have been willing to accept rate decreases to utilize assets in service.

Revenue Equipment and Related Financing

For the remainder of fiscal 2009, we expect to obtain tractors and trailers primarily for replacement, and we expect to maintain the average age of our tractor fleet at approximately 1.8 years and the average age of our trailer fleet at approximately 4.0 years.  At September 30, 2008, we had future operating lease obligations totaling $160.0 million, including residual value guarantees of approximately $76.8 million.

	September 30, 2008		September 30, 2007
	Tractors	Trailers	Tractors	Trailers

Owned equipment	1,635	2,179	1,198	2,470
Capital leased equipment	---	3,726	---	3,742
Operating leased equipment	1,121	2,989	1,405	1,922
Independent contractors	191	---	385	---
Total	2,947	8,894	2,988	8,134

Independent contractors are utilized through a contract with us to supply one or more tractors and drivers for our use.  Independent contractors must pay their own tractor expenses, fuel, maintenance, and driver costs and must meet our specified guidelines with respect to safety.  A lease-purchase program that we offer provides independent contractors the opportunity to lease-to-own a tractor from a third party.  As of September 30, 2008, there were 191 independent contractors providing a combined 6.5% of our tractor capacity.

Outlook

Looking forward, our profitability goal is to achieve an operating ratio of approximately 90%.  We expect this to require improvements in rate per mile and miles per tractor and decreased non-revenue miles, to overcome expected additional cost increases.  Because a large percentage of our costs are variable, changes in revenue per mile affect our profitability to a greater extent than changes in miles per tractor.  For the remainder of fiscal 2009, the key factors that we expect to have the greatest effect on our profitability are our freight revenue per tractor per week (which will be affected by the general freight environment, including the balance of freight demand and industry-wide trucking capacity), our compensation of drivers, our cost of revenue equipment (particularly in light of the 2007 and 2010 EPA engine requirements), our fuel costs, and our insurance and claims.  To overcome cost increases and improve our margins, we will need to achieve increases in freight revenue per tractor.  Operationally, we will seek improvements in safety, driver recruiting, and retention.  Our success in these areas primarily will affect revenue, driver-related expenses, and insurance and claims expense.  Given the difficult freight market confronting our industry, we believe achieving a profitability goal during fiscal 2009 is unlikely, although we continue to strive toward that goal.

Results of Operations

The following table sets forth the percentage relationship of expense items to freight revenue for the periods indicated:

	For the three months ended September 30,
	2008	2007

Freight revenue(1)	100.0%	100.0%

Operating expenses:
Salaries, wages, and employee benefits	37.8%	33.7%
Fuel(1)	9.6%	11.9%
Operations and maintenance	8.6%	7.4%
Insurance and claims	3.3%	3.1%
Depreciation and amortization	7.3%	6.9%
Revenue equipment rentals	5.5%	6.1%
Purchased transportation	14.4%	19.3%
Costs of products and services sold	1.4%	1.5%
Communications and utilities	1.1%	1.1%
Operating taxes and licenses	2.2%	1.9%
General and other operating	2.4%	1.9%

Total operating expenses	93.6%	94.8%

Operating income	6.4%	5.2%

Other expense:
Interest expense	1.0%	1.1%

Income before income taxes	5.4%	4.1%
Provision for income taxes	2.9%	1.9%

Net income	2.5%	2.2%

(1)
Freight revenue is total revenue less fuel surcharges.  In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense.  Fuel surcharges were $37.6 million and $19.9 million for the first quarter of fiscal 2009 and 2008, respectively.

Comparison of Three Months Ended September 30, 2008 to Three Months Ended September 30, 2007

        Total revenue increased by $13.1 million, or 9.8%, to $146.9 million for the first quarter of fiscal 2009, from $133.8 million for the first quarter of fiscal 2008.  Freight revenue excludes $37.6 million and $19.9 million of fuel surcharge revenue for the first quarter of fiscal 2009 and 2008, respectively.

         Freight revenue decreased by $4.6 million, or 4.0%, to $109.3 million for the first quarter of fiscal 2009, from $113.9 million for the first quarter of fiscal 2008.  This decrease was primarily attributable to a difficult freight market that resulted in a decrease of billed miles to 60.5 million for the first quarter of fiscal 2009, from 62.6 million for the first quarter of fiscal 2008, and a decrease in average miles per tractor per week from 1,992 miles to 1,967 miles, offset by a decrease in non-revenue miles from 10.6% to 9.8% of total miles in the first quarters of fiscal 2008 and 2009, respectively, and a small increase in average freight revenue per loaded mile from $1.506 to $1.511 as we closely managed freight selection.  Average revenue per tractor per week, which is our primary measure of asset productivity, remained relatively constant at $2,680 in the first quarter of fiscal 2009, as compared to $2,682 for the first quarter of fiscal 2008.

        Revenue for TruckersB2B was $2.3 million in the first quarter of fiscal 2009, compared to $2.5 million for the first quarter of fiscal 2008.  The decrease was primarily related to a decrease in fuel rebate revenue and tire revenue, due to small and mid size carriers being adversely affected by weak freight demand.

        Salaries, wages, and employee benefits were $41.3 million, or 37.8% of freight revenue, for the first quarter of fiscal 2009, compared to $38.3 million, or 33.7% of freight revenue, for the first quarter of fiscal 2008.  These increases in salaries, wages, and employee benefits are largely due to increased driver payroll related to an increase in company driver miles, in correlation with a corresponding decrease in independent contractor miles, and additional expenses related to equity compensation.

       Fuel expenses, net of fuel surcharge revenue of $37.6 million and $19.9 million for the first quarter of fiscal 2009 and 2008, respectively, decreased to $10.5 million, or 9.6% of freight revenue, for the first quarter of fiscal 2009, compared to $13.6 million, or 11.9% of freight revenue, for the first quarter of fiscal 2008.  These decreases were attributable to a decrease in non-revenue miles, for which we do not receive fuel surcharges, and a new company wide fuel use reduction plan.  This plan involves purchasing new, more fuel efficient equipment, adjusting the specifications to allow for less idle time and reduced speed to obtain greater fuel efficiency, and counseling drivers on their idle time, which has decreased 10.4%.  These efforts were offset by a 44.8% increase in average fuel prices to $4.01 per gallon in the first quarter of fiscal 2009, from $2.77 per gallon in the first quarter of fiscal 2008, and an increase in company miles as a percentage of all miles.

       Operations and maintenance increased to $9.4 million, or 8.6% of freight revenue, for the first quarter of fiscal 2009, from $8.4 million, or 7.4% of freight revenue, for the first quarter of fiscal 2008.  Operations and maintenance consist of direct operating expense, maintenance, and tire expense.  These increases in the first quarter of fiscal 2009 are primarily related to an increase in costs associated with various direct expenses such as tolls expense, border drayage expense, and facility maintenance and repair expense for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.

       Insurance and claims expense increased to $3.6 million, or 3.3% of freight revenue, for the first quarter of fiscal 2009, from $3.5 million, or 3.1% of freight revenue, for the first quarter of fiscal 2008.  Insurance consists of premiums for liability, physical damage, cargo damage, and workers compensation insurance, in addition to claims expense.  These increases resulted primarily from increases in our liability claims expense.  Our insurance program involves self-insurance at various risk retention levels.  Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate.  We accrue for the uninsured portion of claims based on known claims and historical experience.  We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume.  Insurance and claims expense will vary based primarily on the frequency and severity of claims, the level of self-retention, and the premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to $8.0 million, or 7.3% of freight revenue, for the first quarter of fiscal 2009, compared to $7.9 million, or 6.9% of freight revenue, for the first quarter of fiscal 2008.  The majority of this increase is related to the net addition of approximately 440 owned tractors, which has increased our tractor depreciation.  These increases were partially offset by gains on sales of equipment in the quarter.  Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases.

       Revenue equipment rentals decreased to $6.1 million, or 5.5% of freight revenue, for the first quarter of fiscal 2009, compared to $7.0 million or 6.1% of freight revenue for the first quarter of fiscal 2008.  These decreases were attributable to a decrease in our tractor fleet financed under operating leases as discussed under depreciation and amortization, offset by an increase in our trailer fleet financed under operating leases.  At September 30, 2008, 1,121 tractors, or 40.7% of our company tractors, were held under operating leases, compared to 1,405 tractors, or 54.0% of our company tractors, at September 30, 2007.  At September 30, 2008, 2,989 trailers, or 33.6%, of our trailer fleet were held under operating leases, compared to 1,922, or 23.6% of our trailer fleet, at September 30, 2007.  Given that we expect to begin to use operating leases for the acquisition of some tractors in fiscal 2009, we expect our revenue equipment rental to begin to increase as a percentage of freight revenue going forward.

       Purchased transportation decreased to $15.8 million, or 14.4% of freight revenue, for the first quarter of fiscal 2009, from $22.0 million, or 19.3% of freight revenue, for the first quarter of fiscal 2008.  These decreases are primarily related to a decrease in independent contractor expense due to the 50.4% decrease in independent contractors and related expenses to 191 at September 30, 2008, from 385 at September 30, 2007.  Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile.  The number of independent contractors has significantly declined over the past year, as the challenging freight environment and increased fuel costs have had a negative impact on their profitability.

       All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses.  Accordingly, we have not provided a detailed discussion of such expenses.

       Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, increased 130 basis points to 5.4% of freight revenue for the first quarter of fiscal 2009, from 4.1% of freight revenue for the first quarter of fiscal 2008.

In addition to other factors described above, Canadian exchange rate fluctuations principally impact salaries, wages, and employee benefits and purchased transportation and, therefore, impact our pretax margin and results of operations.

       Income taxes increased to $3.1 million, with an effective tax rate of 52.7%, for the first quarter of fiscal 2009, from $2.1 million, with an effective tax rate of 45.8%, for the first quarter of fiscal 2008.  Income tax expense for the first quarter of fiscal 2009 included an adjustment of approximately $300,000 related to per diem calculations for prior years.  As per diem is a partially non-deductible expense, our effective tax rate will fluctuate as net income fluctuates in the future.

As a result of the factors described above, net income increased to $2.8 million for the first quarter of fiscal 2009, from $2.5 million for the first quarter of fiscal 2008.

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

As of September 30, 2008, we had on order 1,625 tractors and 200 trailers for delivery through fiscal 2010.  These revenue equipment orders represent a capital commitment of approximately $159.2 million, before considering the proceeds of equipment dispositions.  We are using a mixture of cash and off balance sheet debt to purchase our new tractors and are using off balance sheet debt to acquire most of the new trailers.  At September 30, 2008, our total balance sheet debt, including capital lease obligations and current maturities less cash, was $81.0 million, compared to $77.4 million at September 30, 2007.  Our debt-to-capitalization ratio (total balance sheet debt as a percentage of total balance sheet debt plus total stockholders’ equity) was 35.7% at September 30, 2008, and 51.1% at September 30, 2007.

We believe we will be able to fund our operating expenses, as well as our current commitments for the acquisition of revenue equipment over the next twelve months, with a combination of cash generated from operations, borrowings available under our primary credit facility, and lease financing arrangements.  We will continue to have significant capital requirements over the long term, and the availability of the needed capital will depend upon our financial condition and operating results and numerous other factors over which we have limited or no control, including prevailing market conditions and the market price of our common stock. However, based on our operating results, anticipated future cash flows, current availability under our credit facility, and sources of equipment lease financing that we expect will be available to us, we do not expect to experience significant liquidity constraints in the foreseeable future.

Cash Flows

       For the three months ended September 30, 2008, net cash provided by operations was $19.3 million, compared to cash provided by operations of $10.6 million for the three months ended September 30, 2007.  Cash provided by operations increased primarily due to a decrease in trade receivables and a decrease in net income tax receivable.

Net cash used in investing activities was $0.2 million for the three months ended September 30, 2008, compared to net cash provided by investing activities of $4.6 million for the three months ended September 30, 2007.  Cash used in investing activities includes the net cash effect of acquisitions and dispositions of revenue equipment during each period.  Capital expenditures for equipment totaled $10.6 million for the three months ended September 30, 2008, and $3.2 million for the three months ended September 30, 2007, a portion of which was attributable to the increase in tractors purchased with cash.  We generated proceeds from the sale of property and equipment of $10.4 million and $7.8 million for the three months ended September 30, 2008, and September 30, 2007, respectively.

       Net cash used in financing activities was $21.3 million for the three months ended September 30, 2008, compared to $16.4 million for the three months ended September 30, 2007.  The increase in cash used was primarily due to an increase in payments of long-term debt.  Financing activity represents borrowings (new borrowings, net of repayment) and payments of the principal component of capital lease obligations.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for our revenue equipment.  Our operating leases include some under which we do not guarantee the value of the asset at the end of the lease term ("walk-away leases") and some under which we do guarantee the value of the asset at the end of the lease term ("residual value").  Therefore, we are subject to the risk that equipment value may decline, in which case we would suffer a loss upon disposition and be required to make cash payments because of the residual value guarantees.  We were obligated for residual value guarantees related to operating leases of $76.8 million at September 30, 2008 compared to $62.7 million at September 30, 2007.  We believe that any residual payment obligations that are not covered by the manufacturer will be satisfied by the value of the related equipment at the end of the lease.  To the extent the expected value at the lease termination date is lower than the residual value guarantee; we would accrue for the difference over the remaining lease term.  We anticipate that going forward we will use a combination of cash generated from operations and operating leases to finance tractor purchases and operating leases to finance trailer purchases.

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

The Credit Agreement, as amended by the Third Amendment, has a maximum revolving borrowing limit of $70.0 million, and the Company may increase the revolving borrowing limit by an additional $20.0 million, to a total of $90.0 million.  Letters of credit are limited to an aggregate commitment of $15.0 million and a swing line facility has a limit of $5.0 million.  A commitment fee that is adjusted quarterly between 0.15% and 0.225% per annum based on cash flow coverage is due on the daily unused portion of the Credit Agreement.  The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, mergers, consolidations, acquisitions and dispositions, and total indebtedness.  We were in compliance with these covenants at September 30, 2008, and expect to remain in compliance for the foreseeable future.  At September 30, 2008, $25.7 million of our credit facility was utilized as outstanding borrowings and $4.5 million was utilized for standby letters of credit.

Contractual Obligations

As of September 30, 2008, our operating leases, capitalized leases, other debts, and future commitments have stated maturities or minimum annual payments as follows:

	Annual Cash Requirements as of September 30, 2008 (in thousands) Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

Operating leases	$83,213	$22,759	$32,012	$16,497	$11,945
Lease residual value guarantees	76,760	19,285	22,244	16,215	19,016
Capital leases(1)	52,280	8,528	25,692	18,060	---
Long-term debt(1)	35,935	8,948	1,322	25,665	---
Sub-total	$248,188	$59,520	$81,270	$76,437	$30,961

Future purchase of revenue equipment	$159,155	$30,758	$81,889	$43,732	$2,776
Employment and consulting agreements(2)	700	700	---	---	---
Standby Letters of Credit	4,500	4,500	---	---	---

Total	$412,543	$95,478	$163,159	$120,169	$33,737

(1)	Includes interest.
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

Depreciation of Property and Equipment.  We depreciate our property and equipment using the straight-line method over the estimated useful life of the asset.  We generally use estimated useful lives of two to seven years for tractors and trailers, and estimated salvage values for tractors and trailers generally range from 35% to 50% of the capitalized cost.  Gains and losses on the disposal of revenue equipment are included in depreciation expense in our statements of operations.

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

       Interest Rate Risk.  We are exposed to interest rate risk principally from our primary credit facility.  The credit facility carries a maximum variable interest rate of either the bank's base rate or LIBOR plus 1.125%.  At September 30, 2008 the interest rate for revolving borrowings under our credit facility was LIBOR plus 0.875%, an effective rate of 4.584%.  At September 30, 2008, we had $25.7 million variable rate term loan borrowings outstanding under the credit facility.  A hypothetical 10% increase in the bank's base rate and LIBOR would be immaterial to our net income.

       Foreign Currency Exchange Rate Risk.  We are subject to foreign currency exchange rate risk, specifically in connection with our Canadian operations.  While virtually all of the expenses associated with our Canadian operations, such as independent contractor costs, Company driver compensation, and administrative costs, are paid in Canadian dollars, a significant portion of our revenue generated from those operations is billed in U.S. dollars because many of our customers are U.S. shippers transporting goods to or from Canada.  As a result, increases in the Canadian dollar exchange rate adversely affect the profitability of our Canadian operations.  Assuming revenue and expenses for our Canadian operations identical to that in the first quarter of fiscal 2009 (both in terms of amount and currency mix), we estimate that a $0.01 decrease in the Canadian dollar exchange rate would reduce our annual net income by approximately $33,000.

We generally do not face the same magnitude of foreign currency exchange rate risk in connection with our intra-Mexico operations conducted through our Mexican subsidiary, Jaguar, because our foreign currency revenues are generally proportionate to our foreign currency expenses for those operations.  For purposes of consolidation, however, the operating results earned by our subsidiaries, including Jaguar, in foreign currencies are converted into United States dollars.  As a result, a decrease in the value of the Mexican peso could adversely affect our consolidated results of operations.  Assuming revenue and expenses for our Mexican operations identical to that in the first quarter of fiscal 2009 (both in terms of amount and currency mix), we estimate that a $0.01 decrease in the Mexican peso exchange rate would reduce our annual net income by approximately $17,000.

Commodity Price Risk.  Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability.  Fuel is subject to economic, political, and market factors that are outside of our control.  Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through the collection of fuel surcharges.  However, fuel surcharges do not always fully offset increases in fuel prices.  In addition, from time-to-time we may enter into derivative financial instruments to reduce our exposure to fuel price fluctuations.  In accordance with SFAS 133 and SFAS 138, we adjust any such derivative instruments to fair value through earnings on a monthly basis.  As of September 30, 2008, we had no derivative financial instruments in place to reduce our exposure to fuel price fluctuations.

Item 4.                 Controls and Procedures

       As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company has carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  This evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.  There were no changes in the Company's internal control over financial reporting that occurred during the first quarter of fiscal 2009 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On August 8, 2007, the 384th District Court of the State of Texas situated in El Paso, Texas, rendered a judgment against CTSI, for approximately $3.4 million in the case of Martinez v. Celadon Trucking Services, Inc., which was originally filed on September 4, 2002.  The case involves a workers' compensation claim of a former employee of CTSI who suffered a back injury as a result of a traffic accident.  CTSI and the Company believe all actions taken were proper and legal and contend that the proper and exclusive place for resolution of this dispute was before the Indiana Worker's Compensation Board.  While there can be no certainty as to the outcome, the Company believes that the ultimate resolution of this dispute will not have a materially adverse effect on its consolidated financial position or results of operations.  CTSI filed an appeal of the decision to the Texas Court of Appeals in October 2007.  Trial transcripts have been prepared for the Court of Appeals and appellate briefing is in process.

Item 1A.                      Risk Factors

       While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present.  Our Form 10-K for the year ended June 30, 2008, in the section entitled Item 1A. Risk Factors, describes some of the risks and uncertainties associated with our business.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

       Our business is subject to certain credit factors affecting the trucking industry that are largely out of our control and that could have a material adverse effect on our operating results.

       Recently, there has been widespread concern over the instability of the credit markets and the current credit market effects on the economy.  If the economy and credit markets continue to weaken, our business, financial results, and results of operations could be materially and adversely affected, especially if consumer confidence declines and domestic spending decreases.  Additionally, the stresses in the credit market have caused uncertainty in the equity markets, which may result in volatility of the market price for our securities.

If the credit markets continue to erode, we also may not be able to access our current sources of credit and our lenders may not have the capital to fund those sources.  We may need to incur additional indebtedness or issue debt or equity securities in the future to refinance existing debt, fund working capital requirements, make investments, or for general corporate purposes.  As a result of contractions in the credit market, as well as other economic trends in the credit market industry, we may not be able to secure financing for future activities on satisfactory terms, or at all.  If we are not successful in obtaining sufficient financing because we are unable to access the capital markets on financially economical or feasible terms, it could impact our ability to provide services to our customers and may materially and adversely affect our business, financial results, results of operations, and potential investments.

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

3.3	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K filed with the SEC on July 3, 2006.)
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

4.4	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K filed with the SEC on July 3, 2006.)
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer.*
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Paul Will, the Company's Chief Financial Officer.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Paul Will, the Company's Chief Financial Officer.*

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

Date: October 30, 2008