Form 10-Q
period 2008-12-31
CELADON GROUP INC
filed 2009-01-30
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

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
Yes [ ] No [X]

As of January 30, 2009 (the latest practicable date), 22,117,251 shares of the registrant’s common stock, par value $0.033 per share, were outstanding.

CELADON GROUP, INC.

Index to

December 31, 2008 Form 10-Q

Part I.  Financial Information

Item I.  Financial Statements

CELADON GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2008 and June 30, 2008
(Dollars in thousands except per share and par value amounts)

	December 31, 2008	June 30, 2008
ASSETS	(unaudited)

Current assets:
Cash and cash equivalents	$82	$2,325
Trade receivables, net of allowance for doubtful accounts of $1,217 and $1,194 at December 31, 2008 and June 30, 2008, respectively	48,010	69,513
Prepaid expenses and other current assets	11,961	16,697
Tires in service	4,268	3,765
Income tax receivable	2,441	5,846
Deferred income taxes	3,904	3,035
Total current assets	70,666	101,181
Property and equipment	281,407	270,832
Less accumulated depreciation and amortization	71,423	64,633
Net property and equipment	209,984	206,199
Tires in service	1,430	1,483
Goodwill	19,137	19,137
Other assets	1,268	1,335
Total assets	$302,485	$329,335

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$6,356	$6,910
Accrued salaries and benefits	8,906	11,358
Accrued insurance and claims	9,056	9,086
Accrued fuel expense	4,788	12,170
Other accrued expenses	11,532	11,916
Current maturities of long-term debt	5,831	8,290
Current maturities of capital lease obligations	6,545	6,454
Total current liabilities	53,014	66,184
Long-term debt, net of current maturities	33,199	45,645
Capital lease obligations, net of current maturities	38,729	42,117
Deferred income taxes	33,745	31,512
Minority interest	25	25
Stockholders' equity:
Common stock, $0.033 par value, authorized 40,000,000 shares; issued 23,889,936 and 23,704,046 shares at December 31, 2008 and June 30, 2008, respectively	788	782
Treasury stock at cost; 1,772,685 and 1,832,386 shares at December 31, 2008 and June 30, 2008, respectively	(12,221)	(12,633)
Additional paid-in capital	96,116	95,173
Retained earnings	65,348	60,881
Accumulated other comprehensive loss	(6,258)	(351)
Total stockholders' equity	143,773	143,852
Total liabilities and stockholders' equity	$302,485	$329,335

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except per share amounts)
(Unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2008	2007	2008	2007
Revenue:
Freight revenue	$98,538	$114,525	$207,827	$228,378
Fuel surcharges	21,108	24,084	58,687	44,010
	119,646	138,609	266,514	272,388

Operating expenses:
Salaries, wages, and employee benefits	37,824	38,837	79,154	77,165
Fuel	29,882	37,523	77,948	71,045
Operations and maintenance	8,846	9,165	18,234	17,601
Insurance and claims	3,250	4,507	6,869	8,048
Depreciation and amortization	8,647	7,560	16,679	15,425
Revenue equipment rentals	6,977	6,677	13,040	13,649
Purchased transportation	12,759	21,595	28,520	43,565
Costs of products and services sold	1,566	1,712	3,134	3,436
Communications and utilities	1,131	1,252	2,348	2,483
Operating taxes and licenses	2,340	2,239	4,724	4,400
General and other operating	2,070	2,693	4,558	4,771
Total operating expenses	115,292	133,760	255,208	261,588

Operating income	4,354	4,849	11,306	10,800

Other (income) expense:
Interest income	(5)	(6)	(12)	(25)
Interest expense	1,022	1,197	2,124	2,511
Other (income) expense, net	(13)	65	(10)	109
Income before income taxes	3,350	3,593	9,204	8,205
Provision for income taxes	1,652	1,870	4,737	3,981
Net income	$1,698	$1,723	$4,467	$4,224

Earnings per common share:
Diluted earnings per share	$0.08	$0.08	$0.20	$0.18
Basic earnings per share	$0.08	$0.08	$0.21	$0.18
Average shares outstanding:
Diluted	22,162	22,893	22,096	23,323
Basic	21,746	22,635	21,664	23,050

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended December 31, 2008 and 2007
(Dollars in thousands)

	2008	2007

Cash flows from operating activities:
Net income	$4,467	$4,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,178	15,234
(Gain)\Loss on sale of equipment	(1,499)	191
Stock based compensation	1,169	575
Deferred income taxes	1,364	2,583
Provision for doubtful accounts	61	418
Realized Loss in Foreign Currency Contracts	(46)	---
Changes in assets and liabilities:
Trade receivables	21,441	564
Income tax recoverable	3,404	(342)
Tires in service	(450)	(416)
Prepaid expenses and other current assets	4,737	(3,497)
Other assets	(1,201)	15
Accounts payable and accrued expenses	(10,610)	(767)
Net cash provided by operating activities	41,015	18,782

Cash flows from investing activities:
Purchase of property and equipment	(21,125)	(9,276)
Proceeds on sale of property and equipment	20,169	15,934
Purchase of business, net of cash	(24,100)	---
Net cash provided by/(used in) investing activities	(25,056)	6,658

Cash flows from financing activities:
Proceeds from issuances of common stock	---	884
Purchase of treasury stock	---	(13,848)
Payments on long-term debt	(14,906)	(7,045)
Principal payments under capital lease obligations	(3,296)	(3,219)
Net cash (used in) financing activities	(18,202)	(23,228)

Increase/(Decrease) in cash and cash equivalents	(2,243)	2,212

Cash and cash equivalents at beginning of year	2,325	1,190
Cash and cash equivalents at end of year	$82	$3,402
Supplemental disclosure of cash flow information:
Interest paid	$2,264	$2,637
Income taxes paid	---	$3,053

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(Unaudited)

1.             Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Celadon Group, Inc. and its majority owned subsidiaries (the "Company").  All material intercompany balances and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements.  Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (all of a normal recurring nature), which are necessary for a fair presentation of the financial condition and results of operations for these periods.  The results of operations for the interim period are not necessarily indicative of the results for a full year.  These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited condensed consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

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
December 31, 2008
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

Effective July 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48').  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As of December 31, 2008, the Company had recorded a $0.7 million liability for unrecognized tax benefits, a portion of which represents penalties and interest.

As of December 31, 2008, we are subject to U.S. Federal income tax examinations for the tax years 2005 through 2007.  We file tax returns in numerous state jurisdictions with varying statutes of limitations.

4.             Earnings Per Share

The difference in basic and diluted weighted average shares is due to the assumed exercise of outstanding stock options.  A reconciliation of the basic and diluted earnings per share calculation was as follows (amounts in thousands, except per share amounts):

	For three months ended December 31,		For six months ended December 31,
	2008	2007	2008	2007

Net income	$1,698	$1,723	$4,467	$4,224

Denominator
Weighted average number of common shares outstanding	21,746	22,635	21,664	23,050
Equivalent shares issuable upon exercise of stock options
and restricted stock vesting	416	258	432	273

Diluted shares	22,162	22,893	22,096	23,323

Earnings per share
Basic	$0.08	$0.08	$0.21	$0.18
Diluted	$0.08	$0.08	$0.20	$0.18

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(Unaudited)

5.             Segment Information and Significant Customers

The Company operates in two segments, transportation and e-commerce.  The Company generates revenue in the transportation segment, primarily by providing truckload-hauling services through its subsidiaries Celadon Trucking Services Inc. ("CTSI"), Celadon Logistics Services, Inc ("CLSI"), Servicios de Transportacion Jaguar, S.A. de C.V., ("Jaguar"), and Celadon Canada, Inc. ("CelCan").  The Company provides certain services over the Internet through its e-commerce subsidiary TruckersB2B, Inc. ("TruckersB2B").  TruckersB2B is an Internet based "business-to-business" membership program, owned by Celadon E-Commerce, Inc., a wholly owned subsidiary of Celadon Group, Inc. The e-commerce segment generates revenue by providing discounted fuel, tires, and other products and services to small and medium-sized trucking companies.  The Company evaluates the performance of its operating segments based on operating income (amounts below in thousands).

	Transportation	E-commerce	Consolidated

Three months ended December 31, 2008
Operating revenue	$117,396	$2,250	$119,646
Operating income	4,045	309	4,354

Three months ended December 31, 2007
Operating revenue	$136,162	$2,447	$138,609
Operating income	4,497	352	4,849

Six months ended December 31, 2008
Operating revenue	$262,008	$4,506	$266,514
Operating income	10,668	638	11,306

Six months ended December 31, 2007
Operating revenue	$267,456	$4,932	$272,388
Operating income	10,063	737	10,800

Information as to the Company's operating revenue by geographic area is summarized below (in thousands).  The Company allocates operating revenue based on country of origin of the tractor hauling the freight:

	For the three months ended December 31,		For the six months ended December 31,
	2008	2007	2008	2007
Operating revenue:
United States	$104,789	$115,640	$232,988	$226,544
Canada	8,455	14,784	19,691	29,120
Mexico	6,402	8,185	13,835	16,724
Total	$119,646	$138,609	$266,514	$272,388

      No customer accounted for more than 5% of the Company's total revenue during any of its two most recent fiscal years or the interim periods presented above.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(Unaudited)

6.             Stock Based Compensation

The Company accounts for all share-based grants to employees based upon a grant-date fair value of an award in accordance with SFAS 123(R).  In January 2006, stockholders approved the Company's 2006 Omnibus Incentive Plan (the "2006 Plan"), which provides various vehicles to compensate the Company's key employees.  The 2006 Plan utilizes such vehicles as stock options, restricted stock grants, and stock appreciation rights ("SARs").  The 2006 Plan authorized the Company to grant 1,687,500 shares (adjusted for the 3-for-2 stock splits declared by the Company's Board of Directors effective February 15, 2006 and June 15, 2006).  At the November 14, 2008 Annual Meeting of Stockholders, the Company's stockholders approved an amendment to the 2006 Plan, which increased the number of shares of common stock reserved and available for issuance of stock grants, options, and other equity awards to the Company's employees, directors, and consultants, by 1,000,000 shares.  In fiscal 2009, the Company granted 5,500 stock options and 248,866 shares of restricted stock pursuant to the 2006 Plan.  The Company is authorized to grant an additional 1,014,647 shares pursuant to the 2006 Plan.

The following table summarizes the expense components of our stock based compensation program:

	For three months ended December 31,		For six months ended December 31,
	2008	2007	2008	2007

Stock options expense	$299	$317	$630	$399
Restricted stock expense	431	241	725	453
Stock appreciation rights income	(601)	(367)	(340)	(943)
Total stock related compensation expense	$128	$191	$1,015	$(91)

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

A summary of the activity of the Company's stock option plans as of December 31, 2008 and changes during the period then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at July 1, 2008	1,319,898	$9.90	7.98	$1,742,049
Granted	5,500	$12.42	---	---
Exercised	(3,375)	$1.71	---	---
Forfeited or expired	(16,231)	$12.84	---	---
Outstanding at December 31, 2008	1,305,792	$9.89	7.50	$703,489
Exercisable at December 31, 2008	537,929	$9.45	6.47	$703,489

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(Unaudited)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal 2009	Fiscal 2008
Weighted average grant date fair value	$4.84	$4.60
Dividend yield	0	0
Expected volatility	47.1%	41.7%
Risk-free interest rate	2.09%	4.13%
Expected lives	4.0 years	4.3 years

Restricted Shares

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at July 1, 2008	156,200	$12.22
Granted	248,866	$11.40
Vested	(39,451)	$7.37
Forfeited	(6,650)	$14.78
Unvested at December 31, 2008	358,965	$12.09

Restricted shares granted to employees have been granted with a fair value equal to the market price on the grant date and vest by 25 or 33 percent per year, commencing with the first anniversary of the grant date.  In addition, certain financial targets must be met for some of these shares to vest.  Restricted shares granted to non-employee directors have been granted with a fair value equal to the market price on the grant date and vest on the date of the Company's next annual meeting.

As of December 31, 2008, the Company had $2.4 million and $3.4 million of total unrecognized compensation expense related to stock options and restricted stock, respectively, that is expected to be recognized over the remaining period of approximately 3.1 years for stock options and 3.6 years for restricted stock.

Stock Appreciation Rights

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at July 1, 2008	167,202	$8.68
Paid	(19,322)	$8.92
Forfeited	(3,036)	$8.64
Vested at December 31, 2008	144,844	$8.64

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

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(Unaudited)

7.            Stock Repurchase Programs

On October 24, 2007, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company purchased 2,000,000 shares of the Company's common stock at an aggregate cost of approximately $13.8 million.  On December 5, 2007, the Company's Board of Directors authorized an additional stock repurchase program pursuant to which the Company could have purchased up to 2,000,000 additional shares of the Company's common stock through December 3, 2008.  We did not purchase any of these additional shares.  We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under employee stock option plans.  We account for treasury stock using the cost method.

8.            Comprehensive Income

Comprehensive income consisted of the following components for the quarter and the six months ended December 31, 2008 and 2007, respectively (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007

Net income	$1,698	$1,723	$4,467	$4,224
Available-for-sale securities and currency hedges	(45)	---	(45)	---
Foreign currency translation adjustments	(4,669)	167	(5,862)	535

Total comprehensive income	$(3,016)	$1,890	$(1,440)	$4,759

9.             Commitments and Contingencies

The Company has outstanding commitments to purchase approximately $123.4 million of revenue equipment at December 31, 2008.

Standby letters of credit, not reflected in the accompanying consolidated financial statements, aggregated approximately $5.6 million at December 31, 2008.

The Company has employment and consulting agreements with various key employees providing for minimum combined annual compensation of $700,000 in fiscal 2009.

There are various claims, lawsuits, and pending actions against the Company and its subsidiaries in the normal course of the operation of their businesses with respect to cargo, auto liability, or income taxes.

On August 8, 2007, the 384th District Court of the State of Texas situated in El Paso, Texas, rendered a judgment against CTSI, for approximately $3.4 million in the case of Martinez v. Celadon Trucking Services, Inc., which was originally filed on September 4, 2002.  The case involves a workers' compensation claim of a former employee of CTSI who suffered a back injury as a result of a traffic accident.  CTSI and the Company believe all actions taken were proper and legal and contend that the proper and exclusive place for resolution of this dispute was before the Indiana Worker's Compensation Board.  While there can be no certainty as to the outcome, the Company believes that the ultimate resolution of this dispute will not have a materially adverse effect on its consolidated financial position, cash flows, or results of operations.  CTSI filed an appeal of the decision to the Texas Court of Appeals in October 2007.  Trial transcripts have been prepared for the Court of Appeals and appellate briefing is in process.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(Unaudited)

10.           Acquisitions

On December 4, 2008, the Company acquired certain assets of Continental Express, Inc. ("Continental").  Pursuant to the asset purchase agreement, our wholly-owned subsidiary, CTSI, acquired assets of Continental's truckload, intermodal, and brokerage business, including 400 tractors and 1,100 trailers for approximately $24.1 million, with the preliminary purchase accounting allocating $10.3 million to trailers and the remaining balance allocated to tractors.  In connection with the acquisition, we offered employment to approximately 250 qualified, former Continental drivers, of which approximately 200 became Celadon drivers.  We hired 30 non-driver personnel.

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

We believe our international operations, particularly those involving Mexico, offer an attractive business niche.  The additional complexity of and need to establish cross-border business partners and to develop strong organization and adequate infrastructure in Mexico affords some barriers to competition that are not present in traditional U.S. truckload services.

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

In addition to our international business, we offer a broad range of truckload transportation services within the United States, including long-haul, regional, dedicated, intermodal, and logistics.  With six different asset-based acquisitions from 2003 to 2008, we expanded our operations and service offerings within the United States and significantly improved our lane density, freight mix, and customer diversity.

    We also operate TruckersB2B, a profitable marketing business that affords volume purchasing power for items such as fuel, tires, and equipment to approximately 21,000 trucking fleets representing approximately 470,000 tractors. TruckersB2B represents a separate operating segment under generally accepted accounting principles.

Recent Results and Financial Condition

 For the second quarter of fiscal 2009, operating revenue decreased 13.7% to $119.6 million, compared with $138.6 million for the second quarter of fiscal 2008.  Excluding fuel surcharge, operating revenue decreased 14.0% to $98.5 million for the second quarter of fiscal 2009, compared with $114.5 million for the second quarter of fiscal 2008.  Net income was unchanged at $1.7 million in both the 2009 and 2008 quarters.  Earnings per diluted share were unchanged at $0.08 in both the 2009 and 2008 quarters.  We believe that a weakened freight market and weakened economy in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 resulted in our revenue reductions.  This was partially offset by a decrease in fuel prices and reduction in capacity in the truckload industry.

At December 31, 2008, our total balance sheet debt (including capital lease obligations less cash) was $84.2 million, and our total stockholders' equity was $143.8 million. At December 31, 2008, our debt to capitalization ratio was 37.5%.  At December 31, 2008, we had $32.3 million of available borrowing capacity under our revolving credit facility.

Revenue

We generate substantially all of our revenue by transporting freight for our customers.  Generally, we are paid by the mile or by the load for our services.  We also derive revenue from fuel surcharges, loading and unloading activities, equipment detention, brokerage, other trucking related services, and from TruckersB2B.  We believe that eliminating the impact of the sometimes volatile fuel surcharge revenue affords a more consistent basis for comparing our results of operations from period to period. The main factors that affect our revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, the number of tractors operating, and the number of miles we generate with our equipment.  These factors relate to, among other things, the U.S. economy, inventory levels, the level of truck capacity in our markets, specific customer demand, the percentage of team-driven tractors in our fleet, driver availability, and our average length of haul.

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

Revenue Equipment and Related Financing

For the remainder of fiscal 2009, we expect to obtain tractors primarily for replacement, and we expect to maintain the average age of our tractor fleet at approximately 1.7 years and the average age of our trailer fleet at approximately 4.0 years.  At December 31, 2008, we had future operating lease obligations totaling $174.0 million, including residual value guarantees of approximately $83.1 million.

	December 31, 2008		December 31, 2007
	Tractors	Trailers	Tractors	Trailers
Owned equipment	1,737	3,251	1,328	2,488
Capital leased equipment	---	3,723	---	3,738
Operating leased equipment	1,166	3,101	1,218	2,622
Independent contractors	206	---	370	---
Total	3,109	10,075	2,916	8,848

Independent contractors are utilized through a contract with us to supply one or more tractors and drivers for our use.  Independent contractors must pay their own tractor expenses, fuel, maintenance, and driver costs and must meet our specified guidelines with respect to safety.  A lease-purchase program that we offer provides independent contractors the opportunity to lease-to-own a tractor from a third party.  As of December 31, 2008, there were 206 independent contractors providing a combined 6.6% of our tractor capacity.

Outlook

Looking forward, our profitability goal is to achieve an operating ratio of approximately 90%.  We expect this to require improvements in rate per mile and miles per tractor and decreased non-revenue miles.  Because a large percentage of our costs are variable, changes in revenue per mile affect our profitability to a greater extent than changes in miles per tractor.  For the remainder of fiscal 2009, the key factors that we expect to have the greatest effect on our profitability are our freight revenue per tractor per week (which will be affected by the general freight environment, including the balance of freight demand and industry-wide trucking capacity), our compensation of drivers, our cost of revenue equipment (particularly in light of the 2007 and 2010 EPA engine requirements), our fuel costs, and our insurance and claims.  To overcome cost increases and improve our margins, we will need to achieve increases in freight revenue per tractor.  Operationally, we will seek improvements in safety, driver recruiting, and retention. Our success in these areas primarily will affect revenue, driver-related expenses, and insurance and claims expense.  Given the difficult freight market confronting our industry, we believe achieving our profitability goal during fiscal 2009 is unlikely, although we continue to strive toward that goal.

Results of Operations

The following table sets forth the percentage relationship of expense items to freight revenue for the periods indicated:

	For the three months ended December 31,		For the six months ended December 31,
	2008	2007	2008	2007
Freight revenue(1)	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages, and employee benefits	38.4%	33.9%	38.1%	33.8%
Fuel(1)	8.9%	11.7%	9.3%	11.8%
Operations and maintenance	9.0%	8.0%	8.8%	7.7%
Insurance and claims	3.3%	3.9%	3.3%	3.5%
Depreciation and amortization	8.8%	6.6%	8.0%	6.8%
Revenue equipment rentals	7.1%	5.8%	6.3%	6.0%
Purchased transportation	12.9%	18.9%	13.7%	19.1%
Costs of products and services sold	1.6%	1.5%	1.5%	1.5%
Communications and utilities	1.1%	1.1%	1.1%	1.1%
Operating taxes and licenses	2.4%	2.0%	2.3%	1.9%
General and other operating	2.1%	2.4%	2.2%	2.1%

Total operating expenses	95.6%	95.8%	94.6%	95.3%

Operating income	4.4%	4.2%	5.4%	4.7%

Other expense:
Interest expense	1.0%	1.1%	1.0%	1.1%

Income before income taxes	3.4%	3.1%	4.4%	3.6%
Provision for income taxes	1.7%	1.6%	2.3%	1.8%

Net income	1.7%	1.5%	2.1%	1.8%

(1)
Freight revenue is total revenue less fuel surcharges.  In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense.  Fuel surcharges were $21.1 million and $24.1 million for the second quarter of fiscal 2009 and 2008, respectively, and $58.7 million and $44.0 million for the six months ended December 31, 2008 and 2007, respectively.

Comparison of Three Months Ended December 31, 2008 to Three Months Ended December 31, 2007

Operating revenue decreased by $19.0 million, or 13.7%, to $119.6 million for the second quarter of fiscal 2009, from $138.6 million for the second quarter of fiscal 2008.  Going forward, we expect the addition of Continental's assets and intermodal operations to have some affect on our operating revenue.  However, for the foreseeable future we don't expect incremental growth in our fleet size following the Continental acquisition.

Freight revenue decreased by $16.0 million, or 14.0%, to $98.5 million for the second quarter of fiscal 2009, from $114.5 million for the second quarter of fiscal 2008.  This decrease was primarily attributable to a decrease in freight demand.  Freight from Mexico into the U.S. declined dramatically, causing us to reduce the number of trucks we put into Mexico.  Domestic freight levels were also down significantly.  Accordingly, billed miles decreased to 55.7 million for the second quarter of fiscal 2009, from 63.4 million for the second quarter of fiscal 2008, and average miles per tractor per week decreased from 2,023 miles to 1,762 miles.  Other factors included an increase in non-revenue miles from 10.3% to 11.9% of total miles, and a slight reduction in average freight revenue per loaded mile to $1.49 from $1.50 for the second quarters of fiscal 2009 and 2008, respectively.  As the economy and freight market weakened, we took on additional broker freight, at lower rates, to fill the resulting void.  This led to an increase in non-revenue miles as we repositioned tractors for the next load.  Average revenue per tractor per week, net of fuel surcharge, which is our primary measure of asset productivity, decreased 15.3% to $2,306 in the second quarter of fiscal 2009, from $2,721 for the second quarter of fiscal 2008.

Revenue for TruckersB2B was $2.3 million in the second quarter of fiscal 2009, compared to $2.4 million for the second quarter of fiscal 2008.  The decrease was primarily related to a decrease in fuel rebates due to lower general freight demand.  To the extent small and mid size carriers continue to be affected adversely by lagging freight demand, limited financing availability, and licensing, insurance, and other costs, we anticipate the revenue for TruckersB2B to be negatively impacted as well.

Salaries, wages, and employee benefits were $37.8 million, or 38.4% of freight revenue, for the second quarter of fiscal 2009, compared to $38.8 million, or 33.9% of freight revenue, for the second quarter of fiscal 2008.  The dollar decrease in salaries, wages, and benefits is largely due to decreased driver payroll related to decreased miles.  Additionally, decreases in administrative payroll resulting from a strategic corporate plan to consolidate and/or eliminate several functions into Indianapolis from various terminals, which plan reduced our non-driver administrative workforce by approximately 5%, also decreased our salaries, wages, and benefits.  Also a factor was the decrease in the value of stock appreciation rights, which was due, in large part, to a reduction in stock prices caused by the lagging economy.  However, these factors were largely offset by reduced freight revenue resulting in an increase in salaries, wages, and employee benefits as a percentage of freight revenue.

Fuel expenses, net of fuel surcharge revenue of $21.1 million and $24.1 million for the second quarter of fiscal 2009 and 2008, respectively, decreased to $8.8 million, or 8.9% of freight revenue, for the second quarter of fiscal 2009, compared to $13.4 million, or 11.7% of freight revenue, for the second quarter of fiscal 2008.  These decreases were attributable to a 17.0% decrease in average fuel prices to $2.58 per gallon in the second quarter of fiscal 2009, from $3.11 per gallon in the second quarter of fiscal 2008, and a decrease in the gallons purchased due to fewer miles driven and increased miles per gallon related to reducing idling and more efficient tractors.

Operations and maintenance expense decreased to $8.8 million, or 9.0% of freight revenue, for the second quarter of fiscal 2009, from $9.2 million, or 8.0% of freight revenue, for the second quarter of fiscal 2008.  Operations and maintenance consist of direct operating expense, maintenance, and tire expense.  These decreases in the second quarter of fiscal 2009 are primarily related to a decrease in costs associated with physical damage expense, due to fewer accidents in the second quarter of fiscal 2009.

Insurance and claims expense decreased to $3.3 million, or 3.3% of freight revenue, for the second quarter of fiscal 2009, from $4.5 million, or 3.9% of freight revenue, for the second quarter of fiscal 2008.  Insurance consists of premiums for liability, physical damage, cargo damage, and workers compensation insurance, in addition to claims expense.  These decreases resulted from decreases in our worker's compensation expense and cargo claims expense, related to the decreased number of claims and severity of those claims in the quarter, and a decrease in other insurance expense.  Our insurance program involves self-insurance at various risk retention levels.  Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate.  We accrue for the uninsured portion of claims based on known claims and historical experience.  We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume.  Insurance and claims expense will vary based primarily on the frequency and severity of claims, the level of self-retention, and the premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to $8.6 million, or 8.8% of freight revenue, for the second quarter of fiscal 2009, compared to $7.6 million, or 6.6% of freight revenue, for the second quarter of fiscal 2008.  These increases are primarily related to the net addition of approximately 400 owned tractors, which has increased our tractor depreciation.  These increases were partially offset by gains on sales of equipment in the quarter.  Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases.

Revenue equipment rentals increased to $7.0 million, or 7.1% of freight revenue, for the second quarter of fiscal 2009, compared to $6.7 million or 5.8% of freight revenue for the second quarter of fiscal 2008.  The majority of these increases are related to the net addition of approximately 480 trailers under operating lease, which has increased our trailer rents.

Purchased transportation decreased significantly to $12.8 million, or 12.9% of freight revenue, for the second quarter of fiscal 2009, from $21.6 million, or 18.9% of freight revenue, for the second quarter of fiscal 2008.  The majority of these decreases are related to fewer miles by our independent contractor fleet which reduced from 370 at December 31, 2007 to 206 at December 31, 2008.  The decreases also related to the reduction of the fuel surcharge component of their payments by $0.16 per mile.  Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile.

General and other operating expense decreased to $2.1 million or 2.1% of freight revenue, for the six months ended December 31, 2008, from $2.7 million or 2.4% of freight revenue, for the six months ended December 31, 2007.  These decreases are primarily attributable to our recording approximately $400,000 in bad debt expense in the December 2007 quarter in response to a major write-off of one uncollectible account.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses.  Accordingly, we have not provided a detailed discussion of such expenses.

Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, increased 30 basis points to 3.4% of freight revenue for the second quarter of fiscal 2009, from 3.1% of freight revenue for the second quarter of fiscal 2008.

In addition to other factors described above, Canadian exchange rate fluctuations principally impact salaries, wages, and benefits and purchased transportation and, therefore, impact our pretax margin and results of operations.

Income taxes decreased to $1.7 million, with an effective tax rate of 49.3%, for the second quarter of fiscal 2009, from $1.9 million, with an effective tax rate of 52.1%, for the second quarter of fiscal 2008.  The effective tax rate decreased as a result of the decrease in non-deductible expenses related to our per diem pay structure.  As per diem is a partially non-deductible expense, our effective tax rate will fluctuate as net income and per diem fluctuates in the future.

As a result of the factors described above, net income remained steady at $1.7 million for the second quarter of fiscal 2009 and 2008, respectively.

Comparison of Six Months Ended December 31, 2008 to Six Months Ended December 31, 2007

Operating revenue decreased by $5.9 million, or 2.2%, to $266.5 million for the six months ended December 31, 2008, from $272.4 million for the six months ended December 31, 2007.  Going forward, we expect the addition of the Continental assets and intermodal operations to have some affect on our operating revenue.  However, for the foreseeable future we don't expect incremental growth in our fleet size following the Continental acquisition.

Freight revenue decreased by $20.6 million, or 9.0%, to $207.8 million for the six months ended December 31, 2008, from $228.4 million for the six months ended December 31, 2007.  This decrease was primarily attributable to a decrease in freight demand.  Accordingly, billed miles decreased by 9.8 million, from 126.0 million for the six months ended December 31, 2007, to 116.2 million for the six months ended December 31, 2008, average miles per tractor per week decreased from 2,007 miles to 1,862 miles, and non-revenue miles increased from 10.4% to 10.8% of total miles.  As the freight market weakened, we took on additional freight, at lower rates, to fill the resulting void.  In turn, non-revenue miles increased as we repositioned tractors for the next load.  Average revenue per tractor per week, net of fuel surcharge, which is our primary measure of asset productivity, decreased 8.2% to $2,478 in the six months ended December 31, 2008, from $2,700 for the six months ended December 31, 2007.

Revenue for TruckersB2B was $4.5 million for the six months ended December 31, 2008, compared to $4.9 million for the six months ended December 31, 2007.  The decrease was related to decreases in fuel and tire rebate revenue due to small and mid size carriers being adversely affected by the lagging freight demand.  To the extent small and mid size carriers continue to be affected adversely by lagging freight demand, limited financing availability, and licensing, insurance, and other costs, we anticipate the revenue for TruckersB2B to be negatively impacted as well.

Salaries, wages, and benefits were $79.2 million, or 38.1% of freight revenue, for the six months ended December 31, 2008, compared to $77.2 million, or 33.8% of freight revenue, for the six months ended December 31, 2007.  These increases in salaries, wages, and employee benefits are primarily due to increased driver payroll, related to an increase in company driver miles, in correlation with a corresponding decrease in independent contractor miles, and increased expenses related to equity and bonus compensation.

Fuel expenses, net of fuel surcharge revenue of $58.7 million and $44.0 million for the six months ended December 31, 2008 and 2007 respectively, decreased to $19.3 million, or 9.3% of freight revenue, for the six months ended December 31, 2008, compared to $27.0 million, or 11.8% of freight revenue, for the six months ended December 31, 2007.  These decreases were primarily attributable to a new company wide fuel use reduction plan.  This plan involves purchasing new, more fuel efficient equipment, adjusting the specifications to allow for less idle time and reduced speed in order to obtain greater fuel efficiency, and counseling drivers on their idle time, which has decreased 12.1%.  These efforts were offset by a 15.8% increase in average fuel prices to $3.29 per gallon in fiscal 2009, from $2.94 per gallon in fiscal 2008.

Operations and maintenance increased to $18.2 million, or 8.8% of freight revenue, for the six months ended December 31, 2008, from $17.6 million, or 7.7% of freight revenue, for the six months ended December 31, 2007.  Operations and maintenance consist of direct operating expense, maintenance, physical damage, and tire expense.  These increases in fiscal 2009 are primarily related to an increase in costs associated with various direct expenses such as tolls expense, driver layover expense, and an increase in tire expense.

Insurance and claims expense was $6.9 million, or 3.3% of freight revenue, for the six months ended December 31, 2008, compared to $8.0 million, or 3.5% of freight revenue, for the six months ended December 31, 2007.  Insurance consists of premiums for liability, physical damage, cargo damage, and workers compensation insurance.  This decrease is attributed to a decrease in workers compensation claims and cargo claims, due to a decrease in number and severity of accidents in fiscal 2009, offset by a slight increase in our liability claims.  Our insurance program involves self-insurance at various risk retention levels.  Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate.  We accrue for the uninsured portion of claims based on known claims and historical experience.   We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to $16.7 million, or 8.0% of freight revenue, for the six months ended December 31, 2008, from $15.4 million, or 6.8% of freight revenue, for the six months ended December 31, 2007. The majority of these increases are related to the net addition of approximately 400 owned tractors, which has increased our tractor depreciation.  These increases were partially offset by gains on sales of equipment in the quarter.  Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases.

Revenue equipment rentals were $13.0 million, or 6.3% of freight revenue, for the six months ended December 31, 2008, compared to $13.6 million, or 6.0% of freight revenue for the six months ended December 31, 2007.  The dollar decrease is attributable to a decrease in our tractor fleet.  At December 31, 2008, 1,166 tractors, or 40.2% of our company tractors, were held under operating leases, compared to 1,218 tractors, or 47.8% of our company tractors, at December 31, 2007.  This was offset by the net addition of approximately 480 trailers under operating lease, which has increased our trailer rents.

Purchased transportation decreased significantly to $28.5 million, or 13.7% of freight revenue, for the six months ended December 31, 2008, from $43.6 million, or 19.1% of freight revenue, for the six months ended December 31, 2007.  The majority of these decreases are related to fewer miles by our independent contractor fleet which was reduced to 206 at December 31, 2008, from 370 at December 31, 2007.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses.  Accordingly, we have not provided a detailed discussion of such expenses.

Our pretax margin increased 80 basis points to 4.4% of freight revenue for the six months ended December 31, 2008, from 3.6% of freight revenue for the six months ended December 31, 2007.

In addition to other factors described above, Canadian exchange rate fluctuations primarily impact salaries, wages and benefits, and purchased transportation, and, therefore impact our pretax margin and results of operations.

Income taxes increased to $4.7 million for the six months ended December 31, 2008, compared to $4.0 million, for the six months ended December 31, 2007, while the effective tax rate increased from 48.5% to 51.5%.  Income tax expense for the fiscal 2009 included an adjustment of approximately $300,000 related to per diem calculations for prior years.  As per diem is a partially non-deductible expense, our effective tax rate will fluctuate as net income and per diem fluctuates in the future.

As a result of the factors described above, net income increased by $0.3 million to $4.5 million for the six months ended December 31, 2008, from a net income of $4.2 million for the six months ended December 31, 2007.

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

As of December 31, 2008, we had on order 1,284 tractors and 87 trailers for delivery through fiscal 2010. These revenue equipment orders represent a capital commitment of approximately $123.4 million, before considering the proceeds of equipment dispositions.  We are using a mixture of cash and operating leases to purchase our new tractors and are using operating leases to acquire most of the new trailers.  At December 31, 2008, our total balance sheet debt, including capital lease obligations and current maturities less cash, was $84.2 million, compared to $81.0 million at December 31, 2007.  Our debt-to-capitalization ratio (total balance sheet debt as a percentage of total balance sheet debt plus total stockholders' equity) was 37.5% at December 31, 2008, and 36.7% at December 31, 2007.

We believe we will be able to fund our operating expenses, as well as our current commitments for the acquisition of revenue equipment over the next twelve months with a combination of cash generated from operations, borrowings available under our primary credit facility and lease financing arrangements.  Although we expect to maintain the approximate size of our fleet, we will continue to have significant capital requirements over the long term, and the availability of the needed capital will depend upon our financial condition and operating results and numerous other factors over which we have limited or no control, including prevailing market conditions and the market price of our common stock. However, based on our operating results, anticipated future cash flows, current availability under our credit facility, and sources of equipment lease financing that we expect will be available to us, we do not expect to experience significant liquidity constraints in the foreseeable future.

Cash Flows

 For the six months ended December 31, 2008, net cash provided by operations was $41.0 million, compared to cash provided by operations of $18.8 million for the six months ended December 31, 2007.  Cash provided by operations increased primarily due to decreases in trade receivables, other current assets, income tax receivable, and accounts payable and accrued expenses.

Net cash used in investing activities was $25.1 million for the six months ended December 31, 2008, compared to net cash provided by investing activities of $6.7 million for the six months ended December 31, 2007.  Cash provided by or used in investing activities includes the net cash effect of acquisitions and dispositions of revenue equipment during each period.  Capital expenditures for new equipment totaled $21.1 million for the six months ended December 31, 2008, and $9.3 million for the six months ended December 31, 2007.  In December 2008, we used $24.1 million to purchase the assets of Continental.  We generated proceeds from the sale of property and equipment of $20.2 million for the six months ended December 31, 2008, compared to $15.9 million in proceeds for the six months ended December 31, 2007.

Net cash used in financing activities was $18.2 million for the six months ended December 31, 2008, compared to net cash provided by financing activities of $23.2 million for the six months ended December 31, 2007.  The decrease in cash used for financing activities was primarily due to the purchase of treasury stock in the six months ended December 31, 2007, offset by increased payment on our revolving debt line in the six months ended December 31, 2008.  Financing activity represents borrowings (new borrowings, net of repayment) and payments of the principal component of capital lease obligations.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for our revenue equipment.  Our operating leases include some under which we do not guarantee the value of the asset at the end of the lease term ("walk-away leases") and some under which we do guarantee the value of the asset at the end of the lease term ("residual value").  Therefore, we are subject to the risk that equipment value may decline, in which case we would suffer a loss upon disposition and be required to make cash payments because of the residual value guarantees. We were obligated for residual value guarantees related to operating leases of $83.1 million at December 31, 2008 compared to $65.7 million at December 31, 2007. We believe that any residual payment obligations that are not covered by the manufacturer will be satisfied by the value of the related equipment at the end of the lease. To the extent the expected value at the lease termination date is lower than the residual value guarantee; we would accrue for the difference over the remaining lease term. We anticipate that going forward we will use a combination of cash generated from operations and operating leases to finance tractor purchases and operating leases to finance trailer purchases.

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

The Credit Agreement, as amended by the Third Amendment, has a maximum revolving borrowing limit of $70.0 million, and the Company may increase the revolving borrowing limit by an additional $20.0 million, to a total of $90.0 million.  In order to use the accordion feature of our credit facility, we may be required to renegotiate the terms of such feature.  However, we believe we will be able to fund our operating expenses without using the accordion feature of our credit facility and do not anticipate needing to use or renegotiate the accordion feature in the foreseeable future.  Letters of credit are limited to an aggregate commitment of $15.0 million and a swing line facility has a limit of $5.0 million.  A commitment fee that is adjusted quarterly between 0.15% and 0.225% per annum based on cash flow coverage is due on the daily unused portion of the Credit Agreement.  The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, mergers, consolidations, acquisitions and dispositions, and total indebtedness.  We were in compliance with these covenants at December 31, 2008, and expect to remain in compliance for the foreseeable future.  At December 31, 2008, $32.3 million of our credit facility was utilized as outstanding.

Contractual Obligations

As of December 31, 2008, our operating leases, capitalized leases, other debts, and future commitments have stated maturities or minimum annual payments as follows:

	Annual Cash Requirements as of December 31, 2008 (in thousands) Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

Operating leases	$90,876	$26,102	$28,739	$14,199	$21,836
Lease residual value guarantees	83,111	13,271	49,782	11,036	9,022
Capital leases(1)	50,093	8,493	27,460	14,140	---
Long-term debt(1)(1)	40,626	7,385	916	32,325	---
Sub-total	$264,706	$55,251	$106,897	$71,700	$30,858

Future purchase of revenue equipment	$123,395	$27,312	$62,126	$32,749	$1,208
Employment and consulting agreements(2)	700	700	---	---	---
Standby Letters of Credit	5,632	5,632	---	---	---

Total	$394,433	$88,895	$169,023	$104,449	$32,066

(1)	Includes interest.
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

Derivative Instruments and Hedging Activity. We use derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates.  Derivative financial instruments related to currency exchange rates include forward purchase and sale agreements which generally have terms no greater than 12 months.

To account for our derivative financial instruments, we follow the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 161.  Derivative financial instruments are recognized on the Consolidated Balance Sheets as either assets or liabilities and are measured at fair value, changes in the fair value of derivatives are recorded each period in earnings or accumulated other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction, and if it is, the type of hedge transaction.  Gains and losses on derivative instruments reported in accumulated other comprehensive income are subsequently included in earnings in the periods in which earnings are affected by the hedged item.  These activities have not had a material impact on our financial position or results of operations for the periods presented herein.

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

Interest Rate Risk.  We are exposed to interest rate risk principally from our primary credit facility.  The credit facility carries a maximum variable interest rate of either the bank's base rate or LIBOR plus 1.125%.  At December 31, 2008 the interest rate for revolving borrowings under our credit facility was LIBOR plus 1.0%, an effective rate of 2.73%.  At December 31, 2008, we had $32.3 million variable rate term loan borrowings outstanding under the credit facility.  A hypothetical 10% increase in the bank's base rate and LIBOR would be immaterial to our net income.

Foreign Currency Exchange Rate Risk.  We are subject to foreign currency exchange rate risk, specifically in connection with our Canadian operations.  While virtually all of the expenses associated with our Canadian operations, such as independent contractor costs, Company driver compensation, and administrative costs, are paid in Canadian dollars, a significant portion of our revenue generated from those operations is billed in U.S. dollars because many of our customers are U.S. shippers transporting goods to or from Canada.  As a result, increases in the Canadian dollar exchange rate adversely affect the profitability of our Canadian operations.  Assuming revenue and expenses for our Canadian operations identical to that in the first six months of fiscal 2009 (both in terms of amount and currency mix), we estimate that a $0.01 decrease in the Canadian dollar exchange rate would reduce our annual net income by approximately $109,000.  We have mitigated some of this risk through currency exchange agreements.  We currently have contracts for $750,000 Canadian dollars per month over the next 12 months, representing approximately 75% of our Canadian currency exposure.  Derivative gains/(losses), initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.

    We generally do not face the same magnitude of foreign currency exchange rate risk in connection with our intra-Mexico operations conducted through our Mexican subsidiary, Jaguar, because our foreign currency revenues are generally proportionate to our foreign currency expenses for those operations.  For purposes of consolidation, however, the operating results earned by our subsidiaries, including Jaguar, in foreign currencies are converted into United States dollars.  As a result, a decrease in the value of the Mexican peso could adversely affect our consolidated results of operations.  Assuming revenue and expenses for our Mexican operations identical to that in the first six months of fiscal 2009 (both in terms of amount and currency mix), we estimate that a $0.01 decrease in the Mexican peso exchange rate would reduce our annual net income by approximately $54,000. We currently have contracts for 4.5 million Mexican pesos per month over the next 12 months, representing approximately 75% of our Mexican currency exposure.  Derivative gains/(losses), initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.

Commodity Price Risk.  Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability. Fuel is subject to economic, political, climatic, and market factors that are outside of our control. Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through the collection of fuel surcharges. However, fuel surcharges do not always fully offset increases in fuel prices. In addition, from time-to-time we may enter into derivative financial instruments to reduce our exposure to fuel price fluctuations. In accordance with SFAS 133 and SFAS 138, we adjust any such derivative instruments to fair value through earnings on a monthly basis. As of December 31, 2008, we had no derivative financial instruments in place to reduce our exposure to fuel price fluctuations.

Item 4.    Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.  There were no changes in the Company’s internal control over financial reporting that occurred during the six months ended December 31, 2008 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 8, 2007, the 384th District Court of the State of Texas situated in El Paso, Texas, rendered a judgment against CTSI, for approximately $3.4 million in the case of Martinez v. Celadon Trucking Services, Inc., which was originally filed on September 4, 2002.  The case involves a workers' compensation claim of a former employee of CTSI who suffered a back injury as a result of a traffic accident.  CTSI and the Company believe all actions taken were proper and legal and contend that the proper and exclusive place for resolution of this dispute was before the Indiana Worker’s Compensation Board.  While there can be no certainty as to the outcome, the Company believes that the ultimate resolution of this dispute will not have a materially adverse effect on its consolidated financial position or results of operations.  CTSI filed an appeal of the decision to the Texas Court of Appeals in October 2007.  Trial transcripts have been prepared for the Court of Appeals and appellate briefing is in process.

Item 1A.              Risk Factors

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present.  Our Form 10-K for the year ended June 30, 2008, in the section entitled Item 1A. Risk Factors, describes some of the risks and uncertainties associated with our business.  Please also see our Quarterly Report on Form 10-Q filed with the SEC on October 30, 2008, for a description of the risks and uncertainties associated with certain credit factors affecting the trucking industry.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

Item 4.                  Submission of Matters to a Vote of Security Holders.

The Company held its regular Annual Meeting of Stockholders (the "Annual Meeting") on November 14, 2008.  Stockholders representing 18,092,806 shares, or 83.9%, of the total outstanding shares were present in person or by proxy.  At the Annual Meeting, Stephen Russell, Michael Miller, Anthony Heyworth, Catherine Langham, and Paul Will were elected to serve as directors for one-year terms.  A tabulation of the vote with respect to each nominee follows:

	Voted For	Vote Withheld

Stephen Russell	17,785,367	307,439
Michael Miller	17,408,864	683,942
Anthony Heyworth	17,376,157	716,649
Catherine Langham	17,421,685	671,121
Paul Will	16,835,742	1,257,064

At the Annual Meeting, a proposal was voted on to amend the 2006 Plan to increase the number of shares of common stock reserved and available for issuance of stock grants, options, and other equity awards to the Company's employees, directors, and consultants, by 1,000,000 shares.  A tabulation of the vote follows:

	Voted For	Voted Against	Vote Withheld

Total Shares Voted	16,138,161	1,947,296	7,349

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

/s/Paul Will
Paul Will
Chief Financial Officer, Executive Vice President, Treasurer, and Assistant Secretary

Date: January 30, 2009