Form 10-Q
period 2009-03-31
CELADON GROUP INC
filed 2009-04-30
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).                             Yes [  ]  No [X]

As of April 30, 2009 (the latest practicable date), 22,097,932 shares of the registrant's common stock, par value $0.033 per share, were outstanding.

CELADON GROUP, INC.

Index to

March 31, 2009 Form 10-Q

Part I.        Financial Information

Item I.        Financial Statements

CELADON GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2009 and June 30, 2008
(Dollars in thousands except per share and par value amounts)

	March 31, 2009	June 30, 2008
ASSETS	(unaudited)

Current assets:
Cash and cash equivalents	$2,781	$2,325
Trade receivables, net of allowance for doubtful accounts of $1,079 and $1,194 at March 31, 2009 and June 30, 2008, respectively	48,471	69,513
Prepaid expenses and other current assets	12,590	16,697
Tires in service	4,047	3,765
Income tax receivable	874	5,846
Deferred income taxes	3,734	3,035
Total current assets	72,497	101,181
Property and equipment	252,414	270,832
Less accumulated depreciation and amortization	69,091	64,633
Net property and equipment	183,323	206,199
Tires in service	1,374	1,483
Goodwill	19,137	19,137
Other assets	1,292	1,335
Total assets	$277,623	$329,335

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$6,858	$6,910
Accrued salaries and benefits	10,272	11,358
Accrued insurance and claims	9,504	9,086
Accrued fuel expense	6,017	12,170
Other accrued expenses	11,360	11,916
Current maturities of long-term debt	1,048	8,290
Current maturities of capital lease obligations	6,608	6,454
Total current liabilities	51,667	66,184
Long-term debt, net of current maturities	14,661	45,645
Capital lease obligations, net of current maturities	37,019	42,117
Deferred income taxes	33,202	31,512
Minority interest	25	25
Stockholders' equity:
Common stock, $0.033 par value, authorized 40,000,000 shares; issued 23,842,177 and 23,704,046 shares at March 31, 2009 and June 30, 2008, respectively	787	782
Treasury stock at cost; 1,744,245 and 1,832,386 shares at March 31, 2009 and June 30, 2008, respectively	(12,025)	(12,633)
Additional paid-in capital	96,369	95,173
Retained earnings	63,270	60,881
Accumulated other comprehensive loss	(7,352)	(351)
Total stockholders' equity	141,049	143,852
Total liabilities and stockholders' equity	$277,623	$329,335

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except per share amounts)
(Unaudited)
	For the three months ended March 31,		For the nine months ended March 31,
	2009	2008	2009	2008
Revenue:
Freight revenue	$96,152	$112,401	$303,979	$340,779
Fuel surcharges	10,725	26,489	69,412	70,499
	106,877	138,890	373,391	411,278

Operating expenses:
Salaries, wages, and employee benefits	36,990	40,231	116,144	117,396
Fuel	22,146	41,421	100,093	112,466
Operations and maintenance	8,711	9,832	26,944	27,434
Insurance and claims	3,505	3,656	10,374	11,704
Depreciation and amortization	10,123	8,408	26,802	23,833
Revenue equipment rentals	7,774	6,376	20,814	20,025
Purchased transportation	12,469	19,362	40,989	62,927
Costs of products and services sold	1,486	1,426	4,620	4,862
Communications and utilities	1,386	1,302	3,734	3,785
Operating taxes and licenses	2,424	2,318	7,148	6,718
General and other operating	1,733	2,232	6,293	7,001
Total operating expenses	108,747	136,564	363,955	398,151

Operating income (loss)	(1,870)	2,326	9,436	13,127

Other (income) expense:
Interest income	(15)	(77)	(26)	(102)
Interest expense	776	1,266	2,901	3,777
Other expense, net	60	42	47	152
Income (loss) before income taxes	(2,691)	1,095	6,514	9,300
Provision (benefit) for income taxes	(613)	946	4,124	4,927
Net income (loss)	$(2,078)	$149	$2,390	$4,373

Earnings (loss) per common share:
Diluted earnings per share	$(0.10)	$0.01	$0.11	$0.19
Basic earnings per share	$(0.10)	$0.01	$0.11	$0.19
Average shares outstanding:
Diluted	21,792	21,910	22,122	22,852
Basic	21,792	21,722	21,706	22,607

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended March 31, 2009 and 2008
(Dollars in thousands)
(Unaudited)

	2009	2008

Cash flows from operating activities:
Net income	$2,390	$4,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,478	23,268
(Gain) Loss on sale of equipment	(676)	565
Stock based compensation	1,615	1,766
Deferred income taxes	992	4,304
Provision for doubtful accounts	78	430
Changes in assets and liabilities:
Trade receivables	20,964	(6,004)
Income tax recoverable	4,972	(1,070)
Tires in service	(174)	(441)
Prepaid expenses and other current assets	4,106	(2,099)
Other assets	(474)	(45)
Accounts payable and accrued expenses	(7,554)	5,188
Net cash provided by (used in) operating activities	53,717	30,235

Cash flows from investing activities:
Purchase of property and equipment	(28,336)	(46,079)
Proceeds on sale of property and equipment	42,344	28,123
Purchase of business, net of cash	(24,100)	---
Net cash provided by (used in) investing activities	(10,092)	(17,956)

Cash flows from financing activities:
Proceeds from issuances of common stock	---	609
Purchase of treasury stock	---	(13,848)
Proceeds (payments) from bank borrowings and debt	(38,226)	7,184
Principal payments under capital lease obligations	(4,943)	(4,830)
Net cash provided by (used in) financing activities	(43,169)	(10,885)

Increase (decrease) in cash and cash equivalents	456	1,394

Cash and cash equivalents at beginning of year	2,325	1,190
Cash and cash equivalents at end of year	$2,781	$2,584
Supplemental disclosure of cash flow information:
Interest paid	$2,974	$3,484
Income taxes paid	---	$3,182

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
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

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157").  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  It also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued Staff Position No. 157-2, which provides a one-year delayed application of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company's adoption of the provisions of SFAS 157 with respect to the financial assets and liabilities measured at fair value did not have a material impact on the fair value measurements or the consolidated financial statements.  See Note 12 for additional information.  In accordance with SFAS 157-2 the Company is currently evaluating the potential impact of applying the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities beginning in fiscal 2010, including but not limited to the valuation of the Company's reporting units for the purpose of assessing goodwill impairment, the valuation of property and equipment when assessing long-lived asset impairment and the valuation of assets acquired and liabilities assumed in business combinations.  In October 2008, the FASB issued SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which became effective upon issuance, including periods for which financial statements have not been issued.  SFAS 157-3 clarifies the application of SFAS 157.  The Company's adoption of SFAS 157-3 in determination of fair values did not have a material impact on the consolidated financial statements.

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
March 31, 2009
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

3.    Income Taxes

Income tax expense varies from the federal corporate income tax rate of 35%, primarily due to state income taxes, net of federal income tax effect and our permanent differences primarily related to per diem pay structure.  Income tax expense for fiscal 2009 included an adjustment of approximately $300,000 related to per diem calculations for prior years.

Effective July 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48").  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As of March 31, 2009, the Company had recorded a $0.7 million liability for unrecognized tax benefits, a portion of which represents penalties and interest.

As of March 31, 2009, we are subject to U.S. Federal income tax examinations for the tax years 2006 through 2008.  We file tax returns in numerous state jurisdictions with varying statutes of limitations.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

4.    Earnings Per Share

The difference in basic and diluted weighted average shares is due to the assumed exercise of outstanding stock options.  A reconciliation of the basic and diluted earnings per share calculation was as follows (amounts in thousands, except per share amounts):

	For three months ended March 31,		For nine months ended March 31,
	2009	2008	2009	2008

Net income (loss)	$(2,078)	$149	$2,390	$4,373

Denominator
Weighted average number of common shares outstanding	21,792	21,722	21,706	22,607
Equivalent shares issuable upon exercise of stock options and restricted stock vesting	---	188	416	245

Diluted shares	21,792	21,910	22,122	22,852

Earnings (loss) per share
Basic	$(0.10)	$0.01	$0.11	$0.19
Diluted(1)	$(0.10)	$0.01	$0.11	$0.19

(1) Diluted loss per share for the three months ended March 31, 2009 does not include the anti-dilutive effect of 188,000 stock options and other incremental shares.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
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

	Transportation	E-commerce	Consolidated

Three months ended March 31, 2009
Operating revenue	$104,744	$2,133	$106,877
Operating income (loss)	(2,178)	308	(1,870)

Three months ended March 31, 2008
Operating revenue	$136,740	$2,150	$138,890
Operating income	1,950	376	2,326

Nine months ended March 31, 2009
Operating revenue	$366,752	$6,639	$373,391
Operating income	8,489	947	9,436

Nine months ended March 31, 2008
Operating revenue	$404,196	$7,082	$411,278
Operating income	12,013	1,114	13,127

Information as to the Company's operating revenue by geographic area is summarized below (in thousands).  The Company allocates operating revenue based on country of origin of the tractor hauling the freight:

	For the three months ended March 31,		For the nine months ended March 31,
	2009	2008	2009	2008
Operating revenue:
United States	$93,976	$117,914	$326,964	$344,459
Canada	7,146	13,584	26,837	42,703
Mexico	5,755	7,392	19,590	24,116
Total	$106,877	$138,890	$373,391	$411,278

No customer accounted for more than 5% of the Company's total revenue during any of its three most recent fiscal years or the interim periods presented above.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
6.    Stock Based Compensation

The Company accounts for all share-based grants to employees based upon a grant-date fair value of an award in accordance with SFAS 123(R).  In January 2006, stockholders approved the Company's 2006 Omnibus Incentive Plan (the "2006 Plan"), which provides various vehicles to compensate the Company's key employees.  The 2006 Plan utilizes such vehicles as stock options, restricted stock grants, and stock appreciation rights ("SARs").  The 2006 Plan authorized the Company to grant 1,687,500 shares (adjusted for the 3-for-2 stock splits declared by the Company's Board of Directors effective February 15, 2006 and June 15, 2006).  At the November 14, 2008 Annual Meeting of Stockholders, the Company's stockholders approved an amendment to the 2006 Plan, which increased the number of shares of common stock reserved and available for issuance of stock grants, options, and other equity awards to the Company's employees, directors, and consultants, by 1,000,000 shares.  In fiscal 2009, the Company granted 9,500 stock options and 248,866 shares of restricted stock pursuant to the 2006 Plan.  The Company is authorized to grant an additional 1,049,041 shares pursuant to the 2006 Plan.

The following table summarizes the expense components of our stock based compensation program (in thousands):

	For three months ended March 31,		For nine months ended March 31,
	2009	2008	2009	2008

Stock options expense	$278	$309	$909	$708
Restricted stock expense	148	202	872	654
Stock appreciation rights expense/(income)	---	80	(340)	(863)
Total stock related compensation expense	$426	$591	$1,441	$499

The Company has stock options under various plans.  Options granted to employees have been granted with an exercise price equal to the market price on the grant date and expire on the tenth anniversary of the grant date.  The majority of options granted to employees vest 25 percent per year, commencing with the first anniversary of the grant date.  Options granted to non-employee directors have been granted with an exercise price equal to the market price on the grant date, vest over one to four years, commencing with the first anniversary of the grant date, and expire on the tenth anniversary of the grant date.

A summary of the activity of the Company's stock option plans as of March 31, 2009 and changes during the period then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at July 1, 2008	1,319,898	$9.90	7.98	$1,742,049
Granted	9,500	$10.27	---	---
Exercised	(7,875)	$3.33	---	---
Forfeited or expired	(31,681)	$12.17	---	---
Outstanding at March 31, 2009	1,289,842	$9.88	7.28	$332,312
Exercisable at March 31, 2009	681,964	$10.09	6.45	$332,312

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal 2009	Fiscal 2008
Weighted average grant date fair value	$4.22	$4.45
Dividend yield	0	0
Expected volatility	52.1%	41.9%
Risk-free interest rate	1.72%	3.9%
Expected lives	4.0 years	4.3 years

Restricted Shares

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at July 1, 2008	156,200	$12.22
Granted	248,866	$11.40
Vested	(63,391)	$9.72
Forfeited	(30,469)	$14.93
Unvested at March 31, 2009	311,206	$11.81

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

As of March 31, 2009, the Company had $2.0 million and $3.0 million of total unrecognized compensation expense related to stock options and restricted stock, respectively, that is expected to be recognized over the remaining period of approximately 2.8 years for stock options and 3.3 years for restricted stock.

Stock Appreciation Rights

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at July 1, 2008	167,202	$8.68
Paid	(19,322)	$8.92
Forfeited	(3,036)	$8.64
Vested at March 31, 2009	144,844	$8.64

SARs granted to employees are all currently vested (as of October 28, 2008) and expire periodically until October 28, 2014.  During the first quarter of fiscal 2007, the Company gave SARs grantees the opportunity to enter into an alternative fixed compensation arrangement whereby the grantee would forfeit all rights to SARs compensation in exchange for a guaranteed quarterly payment for the remainder of the underlying SARs term.  This alternative arrangement was subject to continued service to the Company or one of its subsidiaries.  These fixed payments were accrued quarterly until March 31, 2009.  The Company offered this alternative arrangement to mitigate the volatility to earnings from stock price variance on the SARs.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

7.    Stock Repurchase Programs

On October 24, 2007, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company purchased 2,000,000 shares of the Company's common stock at an aggregate cost of approximately $13.8 million.  We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under employee stock option plans and restricted stock grants.  We account for treasury stock using the cost method.

8.    Comprehensive Income

Comprehensive income consisted of the following components for the quarter and the nine months ended March 31, 2009 and 2008, respectively (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008

Net income/(loss)	$(2,078)	$149	$2,390	$4,373
Foreign currency contracts	(272)	---	(318)	---
Foreign currency translation adjustments	(822)	(100)	(6,684)	435

Total comprehensive income/(loss)	$(3,172)	$49	$(4,612)	$4,808

9.    Commitments and Contingencies

The Company has outstanding commitments to purchase approximately $55.8 million of revenue equipment at March 31, 2009.

Standby letters of credit, not reflected in the accompanying consolidated financial statements, aggregated approximately $5.6 million at March 31, 2009.

The Company has employment and consulting agreements with various key employees providing for minimum combined annual compensation of $700,000 in fiscal 2009.

There are various claims, lawsuits, and pending actions against the Company and its subsidiaries in the normal course of the operation of their businesses with respect to cargo, auto liability, or income taxes.

On August 8, 2007, the 384th District Court of the State of Texas situated in El Paso, Texas, rendered a judgment against CTSI, for approximately $3.4 million in the case of Martinez v. Celadon Trucking Services, Inc., which was originally filed on September 4, 2002.  The case involves a workers' compensation claim of a former employee of CTSI who suffered a back injury as a result of a traffic accident.  CTSI and the Company believe all actions taken were proper and legal and contend that the proper and exclusive place for resolution of this dispute was before the Indiana Worker's Compensation Board.  While there can be no certainty as to the outcome, the Company believes that the ultimate resolution of this dispute will not have a materially adverse effect on its consolidated financial position, cash flows, or results of operations.  The Company has not recognized any expense related to the case other than legal defense costs at this time.  CTSI filed an appeal of the decision to the Texas Court of Appeals in October 2007.  Trial transcripts have been prepared for the Court of Appeals and Celadon’s appellate brief was field in December 2008.  Mr. Martinez's reply is due in April 2009.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

10.    Acquisitions

On December 4, 2008, the Company acquired certain assets of Continental Express, Inc. ("Continental").  Pursuant to the asset purchase agreement, our wholly-owned subsidiary, CTSI, acquired assets of Continental's truckload, intermodal, and brokerage business, including 400 tractors and 1,100 trailers for approximately $24.1 million of cash consideration, with the purchase accounting allocating $10.3 million to trailers and the remaining balance allocated to tractors.  In connection with the acquisition, we offered employment to approximately 250 qualified, former Continental drivers, of which approximately 200 became Celadon drivers.  Approximately 30 non-driver personnel were hired.

11.    Goodwill

The Company accounts for goodwill pursuant to SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  Pursuant to SFAS 142, at least annually, the Company evaluates goodwill, based on its two separate reporting units, transportation and e-commerce, by comparing the current carrying value of net assets with fair value of the reporting units.  The goodwill assigned to each reporting unit represents the initial purchase price allocation to goodwill as a result of their respective acquisitions.  Total goodwill at March 31, 2009 was $19.1 million and was comprised of $16.7 million related to the transportation reporting unit and $2.4 million related to the e-commerce reporting unit.

Given that the Company's market capitalization was less than its book value at March 31, 2009 indicating a potential devaluation of the Company’s assets, the Company has performed its annual goodwill impairment assessment under SFAS 142, as of April 1, 2009.  The Company has determined that no impairment has occurred as of March 31, 2009 based upon a set of assumptions which represent the Company's best estimate of future performance at this time.  The Company has reconciled the aggregate estimated fair value of reporting units to the market capitalization of the consolidated Company.  In addition to traditional control premiums, the Company noted that the overall market conditions have depressed the stock value.  Based on these factors, the Company concluded that the market capitalization with the control premium represents the fair value of the Company.  The Company will review its impairment assessment at the end of the fourth quarter of fiscal 2009.  If there is impairment, the non-cash charge associated with the impairment could result in a substantial reduction of the carrying value of these assets.

12.    Fair Value Measurements

As discussed in Note 2, the Company adopted SFAS 157, Fair Value Measurements, for financial assets and liabilities.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.  The standard establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.  Level 2 inputs include quoted prices for similar assets or liabilities in active markets; quoted prices in markets that are not active; or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities, such as models or other valuation methodologies.

Level 3 – Unobservable inputs that are based on the company’s assumptions, are supported by little or no market activity and are significant to the fair value of the assets or liabilities.  Unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.  Level 3 assets and liabilities include instruments for which the determination of fair value requires significant management judgment or estimation.

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157 as of March 31, 2009 (in thousands):

Description	March 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:	---	---	---	---
Liabilities:
Foreign Currency Contracts	$312	---	$312	---

Foreign Currency Contracts

The Company pays a fixed contract rate for foreign currency.  The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.

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

We also operate TruckersB2B, a profitable marketing business that affords volume purchasing power for items such as fuel, tires, and equipment to approximately 21,000 trucking fleets representing approximately 480,000 tractors.  TruckersB2B is included in our e-commerce unit, which is a separate operating segment under generally accepted accounting principles.

Recent Results and Financial Condition

For the third quarter of fiscal 2009, revenue decreased 23.0% to $106.9 million, compared with $138.9 million for the third quarter of fiscal 2008.  Excluding fuel surcharge, freight revenue decreased 14.4% to $96.2 million for the third quarter of fiscal 2009, compared with $112.4 million for the third quarter of fiscal 2008.  In the third quarter of fiscal 2009, we recorded a net loss of $2.1 million compared to a net income of $0.1 million in the third quarter of fiscal 2008.  Diluted earnings (loss) per share decreased to $(0.10) in the third quarter of fiscal 2009, from $0.01 in the third quarter of fiscal 2008.  A weakened freight market, weakened economy and a surplus of available equipment in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 were the primary factors for our decreasing revenue.  This decrease in revenue was partially offset by a decrease in fuel prices.

At March 31, 2009, our total balance sheet debt (including capital lease obligations less cash) was $56.6 million, and our total stockholders' equity was $141.0 million.  At March 31, 2009, our debt to capitalization ratio was 28.6%.  At March 31, 2009, we had $50.4 million of available borrowing capacity under our revolving credit facility, which does not include the additional borrowing capacity under the accordion feature.  For additional information on our credit facility, see the "Liquidity and Capital Resources – Primary Credit Agreement" section below.

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

The trucking industry has experienced significant increases in expenses over the past three years, in particular those relating to equipment costs, driver compensation, insurance, and variability in fuel prices.  Until recently many trucking companies had been able to raise freight rates to cover the increased costs based primarily on an industry-wide tight capacity of drivers.  As freight demand has softened, carriers have been willing to accept rate decreases to utilize assets in service.

Revenue Equipment and Related Financing

For the remainder of fiscal 2009, we expect to obtain tractors primarily for replacement, and we expect to maintain the average age of our tractor fleet at approximately 1.7 years and the average age of our trailer fleet at approximately 4.0 years.  At March 31, 2009, we had future operating lease obligations totaling $177.9 million, including residual value guarantees of approximately $70.2 million.

	March 31, 2009		March 31, 2008
	Tractors	Trailers	Tractors	Trailers
Owned equipment	1,355	2,986	1,569	2,376
Capital leased equipment	---	3,719	---	3,733
Operating leased equipment	1,616	3,336	1,136	2,818
Independent contractors	198	---	305	---
Total	3,169	10,041	3,010	8,927

Independent contractors are utilized through a contract with us to supply one or more tractors and drivers for our use.  Independent contractors must pay their own tractor expenses, fuel, maintenance, and driver costs and must meet our specified guidelines with respect to safety.  A lease-purchase program that we offer provides independent contractors the opportunity to lease-to-own a tractor from a third party.  As of March 31, 2009, there were 198 independent contractors providing a combined 6.2% of our tractor capacity.

Outlook

Looking forward, our profitability goal is to achieve an operating ratio of approximately 90%.  We expect this to require improvements in rate per mile and miles per tractor and decreased non-revenue miles.  Because a large percentage of our costs are variable, changes in revenue per mile affect our profitability to a greater extent than changes in miles per tractor.  For the remainder of fiscal 2009, the key factors that we expect to have the greatest effect on our profitability are our freight revenue per tractor per week (which will be affected by the general freight environment, including the balance of freight demand and industry-wide trucking capacity), our compensation of drivers, our cost of revenue equipment (particularly in light of the 2010 EPA engine requirements), our fuel costs, and our insurance and claims.  To overcome cost increases and improve our margins, we will need to achieve increases in freight revenue per tractor.  Operationally, we will seek improvements in safety, driver recruiting, and retention.  Our success in these areas primarily will affect revenue, driver-related expenses, and insurance and claims expense.  Given the difficult freight market confronting our industry and the difficult economy, we believe achieving our profitability goal during fiscal 2009 is unlikely, although we continue to strive toward that goal.

Results of Operations

The following table sets forth the percentage relationship of expense items to freight revenue for the periods indicated:

	For the three months ended March 31,		For the nine months ended March 31,
	2009	2008	2009	2008
Freight revenue(1)	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages, and employee benefits	38.5%	35.8%	38.2%	34.4%
Fuel(1)	11.9%	13.3%	10.1%	12.3%
Operations and maintenance	9.1%	8.7%	8.9%	8.1%
Insurance and claims	3.6%	3.3%	3.4%	3.4%
Depreciation and amortization	10.5%	7.5%	8.8%	7.0%
Revenue equipment rentals	8.1%	5.7%	6.8%	5.9%
Purchased transportation	13.0%	17.2%	13.5%	18.5%
Costs of products and services sold	1.5%	1.3%	1.5%	1.4%
Communications and utilities	1.4%	1.2%	1.2%	1.1%
Operating taxes and licenses	2.5%	2.1%	2.4%	2.0%
General and other operating	1.8%	1.8%	2.1%	2.0%

Total operating expenses	101.9%	97.9%	96.9%	96.1%

Operating income (loss)	(1.9)%	2.1%	3.1%	3.9%

Other expense:
Currency exchange (gain)/loss	0.1%	---	---	---
Interest expense	0.8%	1.1%	1.0%	1.2%

Income (loss) before income taxes	(2.8)%	1.0%	2.1%	2.7%
Provision (benefit) for income taxes	(0.6)%	0.9%	1.3%	1.4%

Net income (loss)	(2.2)%	0.1%	0.8%	1.3%

(1)
Freight revenue is total revenue less fuel surcharges.  In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense.  Fuel surcharges were $10.7 million and $26.5 million for the third quarter of fiscal 2009 and 2008, respectively, and $69.4 million and $70.5 million for the nine months ended March 31, 2009 and 2008, respectively.

Comparison of Three Months Ended March 31, 2009 to Three Months Ended March 31, 2008

Revenue decreased by $32.0 million, or 23.0%, to $106.9 million for the third quarter of fiscal 2009, from $138.9 million for the third quarter of fiscal 2008.  The decrease in our revenue was primarily caused by the weakened freight market and weakened economy in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008.  The addition of the Continental assets and intermodal operations had a positive affect on our operating revenue.  However, for the foreseeable future we don't expect incremental growth in our fleet size following the Continental acquisition.

Freight revenue decreased by $16.2 million, or 14.4%, to $96.2 million for the third quarter of fiscal 2009, from $112.4 million for the third quarter of fiscal 2008.  This decrease was primarily attributable to a decrease in freight demand, due to a weakened economy.  Freight from Mexico into the U.S. declined significantly, causing us to reduce the number of shipments to/from Mexico.  Domestic freight levels were basically flat due to miles associated with Continental customers and intermodal operations.  Accordingly, billed miles decreased to 55.1 million for the third quarter of fiscal 2009, from 62.5 million for the third quarter of fiscal 2008, and average miles per tractor per week decreased from 1,984 miles to 1,652 miles.  Other factors included an increase in non-revenue miles from 10.6% to 11.1% of total miles, primarily related to a shift in business between domestic and international freight, and a reduction in average freight revenue per loaded mile to $1.46 from $1.50 for the third quarters of fiscal 2009 and 2008, respectively.  As the economy and freight market weakened, rates for both domestic and international freight dropped as customers and third party logistics managers were very aggressive in reducing their costs.  Average revenue per tractor per week, net of fuel surcharge, which is our primary measure of asset productivity, decreased 19.7% to $2,136 in the third quarter of fiscal 2009, from $2,661 for the third quarter of fiscal 2008.

Revenue for TruckersB2B was $2.1 million in the third quarter of fiscal 2009, compared to $2.2 million for the third quarter of fiscal 2008.  To the extent small and mid size carriers continue to be affected adversely by the weakened economy, lagging freight demand, limited financing availability, and licensing, insurance, and other costs, we anticipate the revenue for TruckersB2B to be negatively impacted as well.

Salaries, wages, and employee benefits were $37.0 million, or 38.5% of freight revenue, for the third quarter of fiscal 2009, compared to $40.2 million, or 35.8% of freight revenue, for the third quarter of fiscal 2008.  The dollar decrease in salaries, wages, and benefits is largely due to decreased driver payroll related to decreased miles.  Additionally, decreases in administrative payroll resulting from ongoing efforts to consolidate and/or eliminate several functions into Indianapolis from various terminals, which plan reduced our non-driver administrative workforce by approximately 5%, also decreased our salaries, wages, and benefits.  Also a factor was the decrease in the value of stock appreciation rights, which was due, in large part, to a reduction in stock prices caused by the lagging economy.  However, these factors were more than offset by reduced freight revenue resulting in an increase in salaries, wages, and employee benefits as a percentage of freight revenue.

Fuel expenses, net of fuel surcharge revenue of $10.7 million and $26.5 million for the third quarter of fiscal 2009 and 2008, respectively, decreased to $11.4 million, or 11.9% of freight revenue, for the third quarter of fiscal 2009, compared to $14.9 million, or 13.3% of freight revenue, for the third quarter of fiscal 2008.  These decreases were attributable to a 43.7% decrease in average fuel prices to $1.87 per gallon in the third quarter of fiscal 2009, from $3.32 per gallon in the third quarter of fiscal 2008, and a decrease in the gallons purchased due to fewer miles driven and increased miles per gallon related to the Company's strategic plan to reduce idling and operate more efficient tractors.

Operations and maintenance expense decreased to $8.7 million, or 9.1% of freight revenue, for the third quarter of fiscal 2009, from $9.8 million, or 8.7% of freight revenue, for the third quarter of fiscal 2008.  Operations and maintenance consist of direct operating expense, maintenance, and tire expense.  The dollar decrease in the third quarter of fiscal 2009 is primarily related to a decrease in costs associated with physical damage expense, due to fewer accidents in the third quarter of fiscal 2009, as well as decreased variable maintenance expense due to fewer miles driven in the quarter.

Insurance and claims expense decreased to $3.5 million, or 3.6% of freight revenue, for the third quarter of fiscal 2009, from $3.7 million, or 3.3% of freight revenue, for the third quarter of fiscal 2008.  Insurance consists of premiums for liability, physical damage, cargo damage, and workers compensation insurance, in addition to claims expense.  This decrease resulted primarily from decreases in our cargo claims expense, related to the decreased number of claims in the quarter.  Our insurance program involves self-insurance at various risk retention levels.  Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate.  We accrue for the uninsured portion of claims based on known claims and historical experience.  We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume.  Insurance and claims expense will vary based primarily on the frequency and severity of claims, the level of self-retention, and the premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to $10.1 million, or 10.5% of freight revenue, for the third quarter of fiscal 2009, compared to $8.4 million, or 7.5% of freight revenue, for the third quarter of fiscal 2008.  These increases are related to a year over year increase in the number of owned trailers and tractor and trailer costs.  The assets purchased from Continental are being depreciated approximately $400,000 per month.  These increases also include losses on sales of equipment in the quarter.  Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases.

Revenue equipment rentals increased to $7.8 million, or 8.1% of freight revenue, for the third quarter of fiscal 2009, compared to $6.4 million or 5.7% of freight revenue for the third quarter of fiscal 2008.  This increase is primarily related to the net addition of approximately 480 tractors and 520 trailers under operating lease.  We believe this number will continue to grow over the remainder of calendar 2009.

Purchased transportation decreased significantly to $12.5 million, or 13.0% of freight revenue, for the third quarter of fiscal 2009, from $19.4 million, or 17.2% of freight revenue, for the third quarter of fiscal 2008.  The majority of this decrease is related to fewer miles by our independent contractor fleet which has decreased to 198 at March 31, 2009 from 305 at March 31, 2008.  The decreases also relate to the reduction of the fuel surcharge component of their payments by $0.10 per mile, resulting from decreased fuel costs.  Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses.  Accordingly, we have not provided a detailed discussion of such expenses.

Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, decreased 380 basis points to (2.8)% of freight revenue for the third quarter of fiscal 2009, from 1.0% of freight revenue for the third quarter of fiscal 2008.

In addition to other factors described above, Canadian exchange rate fluctuations principally impact salaries, wages, and benefits and purchased transportation and therefore impact our pretax margin and results of operations.

Income taxes decreased to a benefit of $0.6 million, with an effective tax rate of 22.8%, for the third quarter of fiscal 2009, from expense of $0.9 million, with an effective tax rate of 86.4%, for the third quarter of fiscal 2008.  The effective tax rate decreased as a result of the decreased impact of our non-deductible expenses related to our per diem pay structure on our decreased earnings.  As per diem is a partially non-deductible expense, our effective tax rate will fluctuate as net income and per diem fluctuate in the future.

As a result of the factors described above, a net loss of $2.1 million was recorded for the third quarter of fiscal 2009, compared to a net income of $0.1 for the third quarter of fiscal 2008.

Comparison of Nine Months Ended March 31, 2009 to Nine Months Ended March 31, 2008

Revenue decreased by $37.9 million, or 9.2%, to $373.4 million for the nine months ended March 31, 2009, from $411.3 million for the nine months ended March 31, 2008.  Going forward, we expect the addition of the Continental assets and intermodal operations to have a positive affect partially offsetting the impact of the current weak economy and reduced Mexico import/export business related to our revenue.

Freight revenue decreased by $36.8 million, or 10.8%, to $304.0 million for the nine months ended March 31, 2009, from $340.8 million for the nine months ended March 31, 2008.  This decrease was primarily attributable to a decrease in freight demand, due to a weakened economy and the difficult freight market confronting our industry.  Accordingly, billed miles decreased by 17.2 million, from 188.5 million for the nine months ended March 31, 2008, to 171.3 million for the nine months ended March 31, 2009, average miles per tractor per week decreased from 2,000 miles to 1,789 miles, and non-revenue miles increased from 10.5% to 10.9% of total miles.  As the economy and freight market continued to weaken, rates for both domestic and international freight dropped as customers and third party logistics managers were very aggressive in reducing their costs.  In addition, non-revenue miles increased as we repositioned tractors for the next load.  Average revenue per tractor per week, net of fuel surcharge, which is our primary measure of asset productivity, decreased 12.0% to $2,365 in the nine months ended March 31, 2009, from $2,688 for the nine months ended March 31, 2008.

Revenue for TruckersB2B was $6.6 million for the nine months ended March 31, 2009, compared to $7.1 million for the nine months ended March 31, 2008.  The decrease was related to decreases in fuel and tire rebate revenue due to small and mid size carriers being adversely affected by the lagging freight demand.  To the extent small and mid size carriers continue to be affected adversely by the weakened economy, lagging freight demand, limited financing availability, and licensing, insurance, and other costs, we anticipate the revenue for TruckersB2B to be negatively impacted as well.

Salaries, wages, and benefits were $116.1 million, or 38.2% of freight revenue, for the nine months ended March 31, 2009, compared to $117.4 million, or 34.4% of freight revenue, for the nine months ended March 31, 2008.  The dollar decrease in salaries, wages, and benefits is largely due to decreased driver payroll related to decreased miles.  Additionally, decreases in administrative payroll resulting from ongoing efforts to consolidate and/or eliminate several functions into Indianapolis from various terminals, which plan reduced our non-driver administrative workforce by approximately 5%, also decreased our salaries, wages, and benefits.  Also a factor was the decrease in the value of stock appreciation rights, which was due, in large part, to a reduction in stock prices caused by the lagging economy.  However, these factors were more than offset by reduced freight revenue resulting in an increase in salaries, wages, and employee benefits as a percentage of freight revenue.

Fuel expenses, net of fuel surcharge revenue of $69.4 million and $70.5 million for the nine months ended March 31, 2009 and 2008 respectively, decreased to $30.7 million, or 10.1% of freight revenue, for the nine months ended March 31, 2009, compared to $42.0 million, or 12.3% of freight revenue, for the nine months ended March 31, 2008.  These decreases were attributable to a 8.1% decrease in average fuel prices to $2.82 per gallon for the nine months ended March 31, 2009, from $3.07 per gallon, for the nine months ended March 31, 2008, and a decrease in the gallons purchased due to fewer miles driven and increased miles per gallon related to reduced idling and operating more fuel efficient tractors.

Operations and maintenance decreased to $26.9 million, or 8.9% of freight revenue, for the nine months ended March 31, 2009, from $27.4 million, or 8.1% of freight revenue, for the nine months ended March 31, 2008.  Operations and maintenance consist of direct operating expense, maintenance, physical damage, and tire expense.  These dollar decreases in fiscal 2009 are primarily related to a decrease in costs associated with tractor and other maintenance expenses and physical damage expenses, partially offset by an increase in tire expense and miscellaneous direct operating expenses.

Insurance and claims expense was $10.4 million for the nine months ended March 31, 2009, compared to $11.7 million for the nine months ended March 31, 2008.  As a percentage of freight revenue, insurance and claims remained constant at 3.4% for the nine months ended March 31, 2009 and 2008.  Insurance consists of premiums for liability, physical damage, cargo damage, and workers compensation insurance.  The decrease in the overall dollar amount is attributable to a decrease in workers compensation claims and cargo claims expense, due to a reduction in the number and severity of claims reported.  Our insurance program involves self-insurance at various risk retention levels.  Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate.  We accrue for the uninsured portion of claims based on known claims and historical experience.  We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to $26.8 million, or 8.8% of freight revenue, for the nine months ended March 31, 2009, from $23.8 million, or 7.0% of freight revenue, for the nine months ended March 31, 2008.  These increases are related to an increase year over year in the number of owned trailers and tractor and trailer costs.  These increases are offset by gains on sales of equipment in the nine months ended March 31, 2009.  Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases.

Revenue equipment rentals were $20.8 million, or 6.8% of freight revenue, for the nine months ended March 31, 2009, compared to $20.0 million, or 5.9% of freight revenue for the nine months ended March 31, 2008.  The majority of this increase is related to the net addition of approximately 520 trailers under operating lease, which has increased our trailer rents.  Tractors held under operating lease increased in fiscal 2009, but have yet to have a significant impact on the year-to-date numbers.  We believe this number will continue to grow over the remainder of fiscal 2009.

Purchased transportation decreased significantly to $41.0 million, or 13.5% of freight revenue, for the nine months ended March 31, 2009, from $62.9 million, or 18.5% of freight revenue, for the nine months ended March 31, 2008.  The majority of this decrease is related to fewer miles by our independent contractor fleet which has decreased to 198 at March 31, 2009 from 305 at March 31, 2008.  The decrease also relates to the reduction of the fuel surcharge component of their resulting from decreased fuel costs.  Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses.  Accordingly, we have not provided a detailed discussion of such expenses.

Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses decreased 60 basis points to 2.1% of freight revenue for the nine months ended March 31, 2009, from 2.7% of freight revenue for the nine months ended March 31, 2008.

In addition to other factors described above, Canadian exchange rate fluctuations primarily impact salaries, wages and benefits, and purchased transportation, and therefore impact our pretax margin and results of operations.

Income taxes decreased to $4.1 million for the nine months ended March 31, 2009, compared to $4.9 million for the nine months ended March 31, 2008, while the effective tax rate increased from 53.0% to 63.3%.  Income tax expense for fiscal 2009 included an adjustment of approximately $300,000 related to per diem calculations for prior years.  As per diem is a partially non-deductible expense, our effective tax rate will fluctuate as net income and per diem fluctuate in the future.

As a result of the factors described above, net income decreased by $2.0 million to $2.4 million for the nine months ended March 31, 2009, from a net income of $4.4 million for the nine months ended March 31, 2008.

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

As of March 31, 2009, we had on order 591 tractors for delivery through fiscal 2010.  These revenue equipment orders represent a capital commitment of approximately $55.8 million, before considering the proceeds of equipment dispositions.  We are using a mixture of cash and operating leases to purchase our new tractors.  At March 31, 2009, our total balance sheet debt, including capital lease obligations and current maturities less cash, was $56.6 million, compared to $94.4 million at March 31, 2008.  Our debt-to-capitalization ratio (total balance sheet debt as a percentage of total balance sheet debt plus total stockholders' equity) was 28.6% at March 31, 2009, and 40.2% at March 31, 2008.

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

Cash Flows

For the nine months ended March 31, 2009, net cash provided by operations was $53.7 million, compared to cash provided by operations of $30.2 million for the nine months ended March 31, 2008.  The increase in cash provided by operations related to decreases in trade receivables, other current assets, income tax receivable, and accounts payable and accrued expenses.

Net cash used in investing activities was $10.1 million for the nine months ended March 31, 2009, compared to $18.0 million for the nine months ended March 31, 2008.  Cash used in investing activities includes the net cash effect of acquisitions and dispositions of revenue equipment during each period.  Capital expenditures for equipment totaled $28.3 million for the nine months ended March 31, 2009, and $46.1 million for the nine months ended March 31, 2008.  In fiscal 2009, we used $24.1 million to purchase the assets of Continental.  We generated proceeds from the sale of property and equipment of $42.3 million for the nine months ended March 31, 2009, compared to $28.1 million in proceeds for the nine months ended March 31, 2008.

Net cash used in financing activities was $43.2 million for the nine months ended March 31, 2009, compared to $10.9 million for the nine months ended March 31, 2008.  The increase in cash used for financing activities was primarily due to increased payment on our revolving debt line and the buy-out of mortgaged equipment.  Financing activity represents borrowings (new borrowings, net of repayment) and payments of the principal component of capital lease obligations.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for our revenue equipment.  Our operating leases include some under which we do not guarantee the value of the asset at the end of the lease term ("walk-away leases") and some under which we do guarantee the value of the asset at the end of the lease term ("residual value").  Therefore, we are subject to the risk that equipment value may decline, in which case we would suffer a loss upon disposition and be required to make cash payments because of the residual value guarantees.  We were obligated for residual value guarantees related to operating leases of $70.2 million at March 31, 2009 compared to $66.8 million at March 31, 2008.  To the extent the expected value at the lease termination date is lower than the residual value guarantee; we would accrue for the difference over the remaining lease term.  We anticipate that going forward we will use a combination of cash generated from operations and operating leases to finance tractor purchases and operating leases to finance trailer purchases.

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

The Credit Agreement, as amended by the Third Amendment, has a maximum revolving borrowing limit of $70.0 million, and the Company may increase the revolving borrowing limit by an additional $20.0 million under the accordion feature, to a total of $90.0 million.  In order to use the accordion feature of our credit facility, we may be required to renegotiate the terms of such feature.  However, we believe we will be able to fund our operating expenses without using the accordion feature of our credit facility and do not anticipate needing to use or renegotiate the accordion feature in the foreseeable future.  Letters of credit are limited to an aggregate commitment of $15.0 million and a swing line facility has a limit of $5.0 million.  A commitment fee that is adjusted quarterly between 0.15% and 0.225% per annum based on cash flow coverage is due on the daily unused portion of the Credit Agreement.  The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, mergers, consolidations, acquisitions and dispositions, and total indebtedness.  We were in compliance with these covenants at March 31, 2009 and believe we will remain in compliance for the foreseeable future, assuming no material deterioration in demand or results of operation.  At March 31, 2009, $14.0 million of our credit facility was utilized as outstanding borrowings and $5.6 million was utilized for standby letters of credit.

Contractual Obligations

As of March 31, 2009, our operating leases, capitalized leases, other debts, and future commitments have stated maturities or minimum annual payments as follows:

	Annual Cash Requirements as of March 31, 2009 (in thousands) Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

Operating leases	$107,714	$32,948	$48,666	$15,902	$10,198
Lease residual value guarantees	70,203	11,341	34,587	15,665	8,610
Capital leases(1)	47,927	8,478	32,041	7,408	---
Long-term debt(1)	15,944	1,255	689	14,000	---
Sub-total	$241,788	$54,022	$115,983	$52,975	$18,808

Future purchase of revenue equipment	$55,761	$39,620	$11,481	$4,660	---
Employment and consulting agreements(2)	700	700	---	---	---
Standby Letters of Credit	5,571	5,571	---	---	---

Total	$303,820	$99,913	$127,464	$57,635	$18,808

(1)	Includes interest.
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

Goodwill.  During the third quarter of fiscal 2009, given the economy and its impact on our current market capitalization, we performed an assessment of impairment for goodwill in accordance with SFAS 142 and have determined that no impairment has occurred as of March 31, 2009.  See Note 11 to the Notes to Consolidated Financial Statements for additional information.

Derivative Instruments and Hedging Activity. We use derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates.  Derivative financial instruments related to currency exchange rates include forward purchase and sale agreements which generally have terms no greater than 12 months.

To account for our derivative financial instruments, we follow the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 161.  Derivative financial instruments are recognized on the Consolidated Balance Sheets as either assets or liabilities and are measured at fair value.  Changes in the fair value of derivatives are recorded each period in earnings or accumulated other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction, and if it is, the type of hedge transaction.  Gains and losses on derivative instruments reported in accumulated other comprehensive income are subsequently included in earnings in the periods in which earnings are affected by the hedged item.  These activities have not had a material impact on our financial position or results of operations for the periods presented herein.

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

Interest Rate Risk.  We are exposed to interest rate risk principally from our primary credit facility.  The credit facility carries a maximum variable interest rate of either the bank's base rate or LIBOR plus 1.125%.  At March 31, 2009 the interest rate for revolving borrowings under our credit facility was LIBOR plus 1.25%, an effective rate of 1.66%.  At March 31, 2009, we had $14.0 million variable rate term loan borrowings outstanding under the credit facility.  A hypothetical 10% increase in the bank's base rate and LIBOR would be immaterial to our net income.

Foreign Currency Exchange Rate Risk.  We are subject to foreign currency exchange rate risk, specifically in connection with our Canadian operations.  While virtually all of the expenses associated with our Canadian operations, such as independent contractor costs, Company driver compensation, and administrative costs, are paid in Canadian dollars, a significant portion of our revenue generated from those operations is billed in U.S. dollars because many of our customers are U.S. shippers transporting goods to or from Canada.  As a result, increases in the Canadian dollar exchange rate adversely affect the profitability of our Canadian operations.  Assuming revenue and expenses for our Canadian operations identical to that in the first nine months of fiscal 2009 (both in terms of amount and currency mix), we estimate that a $0.01 decrease in the Canadian dollar exchange rate would reduce our annual net income by approximately $97,000.  We have mitigated some of this risk through currency exchange agreements.  We currently have contracts for $750,000 Canadian dollars per month over the next 9 months, representing approximately 75% of our Canadian currency exposure.  Derivative gains/(losses), initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.

We generally do not face the same magnitude of foreign currency exchange rate risk in connection with our intra-Mexico operations conducted through our Mexican subsidiary, Jaguar, because our foreign currency revenues are generally proportionate to our foreign currency expenses for those operations.  For purposes of consolidation, however, the operating results earned by our subsidiaries, including Jaguar, in foreign currencies are converted into United States dollars.  As a result, a decrease in the value of the Mexican peso could adversely affect our consolidated results of operations.  Assuming revenue and expenses for our Mexican operations identical to that in the first nine months of fiscal 2009 (both in terms of amount and currency mix), we estimate that a $0.01 decrease in the Mexican peso exchange rate would reduce our annual net income by approximately $53,000.  We currently have contracts for 4.5 million Mexican pesos per month over the next 9 months, representing approximately 75% of our Mexican currency exposure.  Derivative gains/(losses), initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.

Commodity Price Risk.  Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability.  Fuel is subject to economic, political, climatic, and market factors that are outside of our control.  Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through the collection of fuel surcharges.  However, fuel surcharges do not always fully offset increases in fuel prices.  As of March 31, 2009, we had no derivative financial instruments in place to reduce our exposure to fuel price fluctuations.

Item 4.        Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company has carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  This evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.  There were no changes in the Company's internal control over financial reporting that occurred during the nine months ended March 31, 2009 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On August 8, 2007, the 384th District Court of the State of Texas situated in El Paso, Texas, rendered a judgment against CTSI, for approximately $3.4 million in the case of Martinez v. Celadon Trucking Services, Inc., which was originally filed on September 4, 2002.  The case involves a workers' compensation claim of a former employee of CTSI who suffered a back injury as a result of a traffic accident.  CTSI and the Company believe all actions taken were proper and legal and contend that the proper and exclusive place for resolution of this dispute was before the Indiana Worker's Compensation Board.  While there can be no certainty as to the outcome, the Company believes that the ultimate resolution of this dispute will not have a materially adverse effect on its consolidated financial position, cash flows, or results of operations.  The Company has not recognized any expense related to the case other than legal defense costs at this time.  CTSI filed an appeal of the decision to the Texas Court of Appeals in October 2007.  Trial transcripts have been prepared for the Court of Appeals and Celadon’s appellate brief was field in December 2008.  Mr. Martinez’s reply is due in April 2009.

Item 1A.        Risk Factors

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present.  Our Form 10-K for the year ended June 30, 2008, in the section entitled Item 1A. Risk Factors, describes some of the risks and uncertainties associated with our business.  Please also see our Quarterly Report on Form 10-Q filed with the SEC on October 30, 2008, for a description of the risks and uncertainties associated with certain credit factors affecting the trucking industry.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.  In addition to the risk factors set forth in our Forms 10-K and 10-Q, we believe that the following additional issues, uncertainties, and risks, should be considered in evaluating our business and growth outlook:

Restrictions on travel to and from Mexico due to health epidemics could significantly disrupt our operations and may materially and adversely affect our ability to provide services to our customers and results.

A significant amount of our business involves freight moving to or from Mexico.  Our business could be materially and adversely affected by restrictions on travel to and from Mexico due to a health epidemic or outbreak such as the swine flu.  Any restrictions on travel to and from Mexico due to the swine flu or another epidemic or outbreak in Mexico may significantly disrupt our operations and decrease our ability to provide services to our customers.  Additionally, any such epidemic or outbreak may have a materially adverse effect on demand for freight into and out of Mexico, which could severely disrupt our business operations and adversely affect our financial condition and results of operations.

Our primary credit agreement contains certain covenants, restrictions, and requirements, and we may be unable to comply with the covenants, restrictions, and requirements.  A default could result in the acceleration of all or part of our outstanding indebtedness, which could have an adverse effect on our financial condition, liquidity, results of operations, and the price of our common stock.

We have financing arrangements that contain certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, affiliate transactions, and financial covenants.  If we fail to comply with any of our financing arrangement covenants, restrictions, and requirements, we will be in default under the relevant agreement, which could cause acceleration.  The current credit market crisis may make it difficult or expensive to refinance accelerated debt or we may have to issue equity securities, which would dilute stock ownership.  Even if new financing is made available to us, the current lack of available credit and consequent more stringent borrowing terms may mean that credit is not available to us on acceptable terms.  A default under our financing arrangements could cause a materially adverse effect on our liquidity, financial condition, and results of operations.  See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Primary Credit Agreement" for additional information on our primary credit agreement.

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

Date: April 30, 2009