Form 10-K
period 2009-06-30
CELADON GROUP INC
filed 2009-09-04
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the

registrant was required to submit and post such files).	☐Yes	☐No

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

On December 31, 2008, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock ($0.033 par value) held by non-affiliates (20,076,814  shares) was approximately $171 million based upon the last reported sale price of the common stock on that date. The exclusion from such amount of the market value of shares of common stock owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.

The number of outstanding shares of the registrant's common stock as of the close of business on September 4, 2009 was 22,096,432.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of Form 10-K - Portions of Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders

CELADON GROUP, INC.
FORM 10-K

PART I

Disclosure Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain statements contained in this Form 10-K and those portions of the 2009 Proxy Statement incorporated by reference may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, involve known and unknown risks, uncertainties and other factors which may cause the actual results, events, performance, or achievements of the Company to be materially different from any future results, events, performance, or achievements expressed or implied by such forward-looking statements. Words such as "anticipates," "estimates," "expects," "projects," "intends," "plans," "believes," and words or terms of similar substance used in connection with any discussion of future operating results, financial performance, or business plans identify forward-looking statements. All forward-looking statements reflect our management's present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. While it is impossible to identify all factors that may cause actual results to differ, the risks and uncertainties that may affect the Company's business, performance, and results of operations include the factors discussed in Item 1A of this report. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-K.

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

Item 1.                 Business

Introduction

We are one of North America's fifteen largest truckload carriers as measured by revenue. We generated $490.3 million in operating revenue during our fiscal year ended June 30, 2009. We have grown significantly since our incorporation in 1986 through internal growth and a series of acquisitions since 1995. As a dry van truckload carrier, we generally transport full trailer loads of freight from origin to destination without intermediate stops or handling. Our customer base includes Fortune 500 shippers such as Alcoa, Carrier Corporation, General Electric, International Truck & Engine, John Deere, Kohler Company, Philip Morris, Phillips Lighting, Proctor & Gamble, and Wal-Mart.

In our international operations, we offer time-sensitive transportation in and between the United States and its two largest trading partners, Mexico and Canada. We generated approximately one-half of our revenue in fiscal 2009 from international movements, and we believe our annual border crossings make us the largest provider of international truckload movements in North America. We believe that our strategically located terminals and experience with the language, culture, and border crossing requirements of each North American country provide a competitive advantage in the international trucking marketplace.

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

Our success is partially dependent upon the success of our operations in Mexico and Canada, and we are subject to risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of the countries in which we do business, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and United States export and import laws, and social, political, and economic instability. Additional risks associated with our foreign operations, including restrictive trade policies and imposition of duties, taxes, or government royalties by foreign governments, are present but largely mitigated by the terms of NAFTA. Information regarding our revenue derived from foreign external customers and long-lived assets located in foreign countries is set forth in Note 12 to the consolidated financial statements filed as part of this report.

In addition to our international business, we offer a broad range of truckload transportation services within the United States, including long-haul, regional, dedicated, less-than-truckload, intermodal, and logistics.  With the acquisitions of certain assets of Highway Express, Inc. ("Highway") in August 2003, CX Roberson, Inc. ("Roberson") in January 2005, Erin Truckways Ltd., d/b/a Digby Truck Line, Inc. ("Digby") in October 2006, Warrior Services Inc. d/b/a Warrior Xpress ("Warrior") in February 2007, Air Road Express Inc. ("Air Road") in June 2007, and Continental Express ("Continental") in December 2008, we expanded our operations and service offerings within the United States and significantly improved our lane density, freight mix, and customer diversity.

We also operate TruckersB2B, Inc. ("Truckers B2B"), a profitable marketing business that affords volume purchasing power for items such as fuel, tires, and equipment to approximately 21,000 member trucking fleets representing approximately 488,000 tractors.  TruckersB2B represents a separate operating segment under generally accepted accounting principles.  Information regarding revenue, profits and losses, and total assets of our transportation and e-commerce (TruckersB2B) operating segments is set forth in Note 12 to the consolidated financial statements filed as part of this report.

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

●
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

●
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

●
Operating a modern fleet to reduce maintenance costs and improve safety and driver retention. We believe that updating our tractor fleet has produced several benefits, including lower maintenance expenses, and enhanced safety, driver recruitment, and retention. We have taken an important step towards modernizing our fleet. We shortened the replacement cycle for our tractors from four years to three years. This trade policy has allowed us to recognize significant benefits over the past few years because maintenance and tire expenses increase significantly for tractors beyond the third year of operation, as wear and tear increases and some warranties expire.

●
Continuing our emphasis on service, safety, and technology. We offer just-in-time, time-definite, and other premium transportation services to meet the expectations of our service-oriented customers. We believe that targeting premium service freight permits us to obtain higher rates, build long-term, service-based customer relationships, and avoid competition from railroad, intermodal, and trucking companies that compete primarily on the basis of price. We believe our recent safety record has been among the best in our industry. In March 2006, 2005, and 2003, at the Truckload Carriers Association Annual Conference, we were awarded first place in fleet safety among all truckload fleets that log more than 100 million miles per year.  In addition, in May 2009 we were awarded the Indiana Motor Truck Associations Local Fleet Safety Award for the fourth time in five years. We have made significant investments in technologies that are intended to reduce costs, afford a competitive advantage with service-sensitive customers, be environmentally friendly, and promote economies of scale. Examples of these technologies are Qualcomm satellite-based tracking and communications systems, our proprietary CelaTrac system that enables customers to track shipments and access other information via the Internet, and document imaging.

●
Maintaining our leading position in cross-border truckload shipments while offering diversified, nationwide transportation services in the U.S. We believe our strategically located terminals and experience with the languages, cultures, and border crossing requirements of all three North American countries provide us with competitive advantages in the international trucking marketplace. As a result of these advantages, we believe we are the industry leader in cross-border movements between North American countries. These cross-border shipments, which comprised over 45% of our revenue in fiscal 2009, are balanced by a strong and growing business with domestic freight from service-sensitive customers.

●
Seeking strategic acquisitions to broaden our existing domestic operations. We have made twelve trucking company acquisitions since 1995 and continue to evaluate acquisition candidates. Our current acquisition strategy, as evidenced by our purchases of certain assets of Highway Express in 2003, CX Roberson in 2005, Digby in October 2006, Warrior in February 2007, Air Road in June 2007, and Continental in December 2008, is focused on broadening our domestic operations through the addition of carriers that improve our lane density, customer diversity, and service offerings.

Other Services

TruckersB2B. Our TruckersB2B subsidiary is a profitable marketing business that affords volume purchasing power for items such as fuel, tires, insurance, and other products and services to small and medium-sized trucking companies through its website, www.truckersb2b.com. TruckersB2B provides small and medium-sized trucking company members with the ability to cut costs and thereby compete more effectively and profitably with the larger fleets. TruckersB2B has approximately 21,000 member trucking fleets representing approximately 488,000 tractors. TruckersB2B had $8.5 million in revenue and an operating profit of $1.3 million in fiscal 2009. TruckersB2B continues to introduce complementary products and services to drive its growth and attract new fleets.

Celadon Dedicated Services. Through Celadon Dedicated Services, we provide warehousing and trucking services to three Fortune 500 companies. Our warehouse facilities are located near our customers' manufacturing plants. We also transport the manufacturing component parts to our warehouses and sequence those parts for our customers. We then transport completed units from our customers' plants.   In fiscal 2008, we began to offer less-than-truckload services to our customers.

Industry and Competition

The full truckload market is defined by the quantity of goods, generally over 10,000 pounds, shipped by a single customer point-to-point and is divided into several segments by the type of trailer used to transport the goods. These segments include van, temperature-controlled, flatbed, and tank carriers. We participate in the North American van truckload market. The markets within the United States, Canada, and Mexico are fragmented, with thousands of competitors, none of whom dominate the market. We believe that the current economic pressures will continue to force many smaller and private fleets to exit the industry.

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

TruckersB2B is a business-to-business savings program for small and mid-sized fleets. Competitors include other large trucking companies and other business-to-business buying programs.

Customers

We target large service-sensitive customers with time-definite delivery requirements throughout the United States, Canada, and Mexico. Our customers frequently ship in the north-south lanes (i.e., to and from locations in Mexico and locations in the United States and Eastern Canada). The sales personnel in our offices work to source northbound and southbound transport, in addition to other transportation solutions. We currently service approximately 2,300 customers. Our premium service to these customers is enhanced by the ability to provide significant trailer capacity where needed, state-of-the-art technology, well-maintained tractors and trailers, and 24/7 dispatch and reporting services. The principal types of freight transported include tobacco, consumer goods, automotive parts, various home products and fixtures, lawn tractors and assorted equipment, light bulbs, and various parts for engines.

No customer accounted for more than 5% of our total revenue during any of our three most recent fiscal years.

Drivers and Personnel

At June 30, 2009, we employed 3,777 persons, of whom 2,829 were drivers, 209 were truck maintenance personnel, 537 were administrative personnel, and 202 were dedicated services personnel. None of our U.S. or Canadian employees is represented by a union or a collective bargaining unit.

Driver recruitment, retention, and satisfaction are essential components of our success. Historically, competition to recruit and retain drivers has been intense in the trucking industry. In the past, there has been a shortage of qualified drivers in the industry. Although the recessionary economy has eased this competition and minimized the shortage, when the economy rebounds and volumes and pricing return to historical levels, we expect the competition for qualified drivers will intensify.  Drivers are selected in accordance with specific guidelines, relating primarily to safety records, driving experience, and personal evaluations, including a physical examination and mandatory drug testing. Our drivers attend an orientation program and ongoing driver efficiency and safety programs. An increase in driver turnover can have a negative impact on our results of operations.

Independent contractors are utilized through a contract with us to supply one or more tractors and drivers for our use. Independent contractors must pay their own tractor expenses, fuel, maintenance, and driver costs and must meet our specified guidelines with respect to safety. A lease-purchase program offered through third party financing sources and an internal lease purchase program provide independent contractors the opportunity to lease-to-own a tractor. As of June 30, 2009, there were 280 independent contractors providing a combined 8.8% of our tractor capacity.

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

The average age of our owned and leased tractors and trailers was approximately 1.5 and 5.0 years, respectively, at June 30, 2009. We utilize a comprehensive maintenance program to minimize downtime and control maintenance costs. Centralized purchasing of spare parts and tires, and centralized control of over-the-road repairs are also used to control costs.

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

New rules that limit driver hours-of-service were adopted by the DOT, through the Federal Motor Carrier Safety Administration ("FMCSA"), effective January 4, 2004, and then modified effective October 1, 2005 (the "2005 Rules"). On July 24, 2007, a federal appeals court vacated portions of the 2005 Rules. Two of the key portions vacated by the court include the expansion of the driving day from 10 hours to 11 hours, and the "34 hour restart" requirement that drivers must have a break of at least 34 consecutive hours during each week. The court indicated that, in addition to other reasons, it vacated these two portions of the 2005 Rules because FMCSA failed to provide adequate data supporting its decision to increase the driving day and provide for the 34-hour restart.  In November 2008, following the submission of additional data by FMCSA and several appeals and court rulings, FMSCA published its final rule, retaining the 11 hour driving day and the 34-hour restart.  However, certain advocacy groups continue to challenge the final rule, and we are unable to predict how a court might rule on these challenges.  If the court did strike down this rule, it could cause significant cost increases, due to loss of efficiency, driver reeducation, computer programming changes, and additional driver and equipment needs.

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

Seasonality

In the trucking industry, revenue generally decreases as customers reduce shipments during the winter holiday season and as inclement weather impedes operations. At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and weather, creating more equipment repairs. For the reasons stated, third quarter net income historically has been lower than net income in each of the other three quarters of the year excluding charges. Our equipment utilization typically improves substantially between May and October of each year because of seasonal increased shipping and better weather. Also, during September and October, business generally increases as a result of increased retail merchandise shipped in anticipation of the holidays.

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

We self-insure for a significant portion of our claims exposure, which could significantly increase the volatility of, and decrease the amount of, our earnings. Our future insurance and claims expenses may exceed historical levels, which could reduce our earnings. We currently accrue amounts for liabilities based on our assessment of claims that arise and our insurance coverage for the periods in which the claims arise and we evaluate and revise these accruals from time-to-time based on additional information.  We do not currently maintain directors and officers' insurance coverage, although we are obligated to indemnify them against certain liabilities they may incur while serving in such capacities.  Because of our significant self-insured amounts, we have significant exposure to fluctuations in the number and severity of claims and the risk of being required to accrue or pay additional amounts if our estimates are revised or the claims ultimately prove to be more severe than originally assessed.

We maintain insurance above the amounts for which we self-insure with licensed insurance carriers. If any claim were to exceed our coverage, we would bear the excess, in addition to our other self-insured amounts. Our insurance and claims expense could increase when our current coverage expires or we could raise our self-insured retention. Although we believe our aggregate insurance limits are sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed those limits. If insurance carriers raise our premiums, our insurance and claims expense could increase, or we could find it necessary to again raise our self-insured retention or decrease our aggregate coverage limits when our policies are renewed or replaced. Our operating results and financial condition could be materially and adversely affected if these expenses increase, if we experience a claim in excess of our coverage limits, or if we experience a claim for which we do not have coverage.

Ongoing insurance requirements could constrain our borrowing capacity. At June 30, 2009, our revolving line of credit was amended to provide a maximum borrowing limit of $40.0 million, outstanding borrowings of $5.5 million, and outstanding letters of credit of $4.2 million. Our borrowings may increase if we do acquisitions or finance more of our equipment under our revolving line of credit. Outstanding letters of credit with certain financial institutions reduce the available borrowings under our revolving line of credit, which could negatively affect our liquidity should we need to increase our borrowings in the future. In addition, ongoing insurance requirements could constrain our borrowing capacity.

We operate in a highly competitive and fragmented industry and our business may suffer if we are unable to adequately address downward pricing pressures and other results of competition.

Numerous competitive factors could impair our ability to maintain or improve our current profitability. These factors include the following:

●
We compete with many other truckload carriers of varying sizes and, to a lesser extent, with less-than-truckload carriers, railroads, and other transportation companies, many of which have more equipment and greater capital resources than we do.

●
Many of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase freight rates or maintain significant growth in our business.

●	Many customers reduce the number of carriers they use by selecting so-called "core carriers" as approved service providers, and in some instances we may not be selected.

●	Many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in the loss of some business to competitors.

●	The trend toward consolidation in the trucking industry may create other large carriers with greater financial resources and other competitive advantages relating to their size.

●	Advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments.

●	Competition from non-asset-based logistics and freight brokerage companies may adversely affect our customer relationships and freight rates.

●	Economies of scale that may be passed on to smaller carriers by procurement aggregation providers may improve their ability to compete with us.

We derive a significant portion of our revenue from our major customers, the loss of one or more of which could have a materially adverse effect on our business.

A significant portion of our revenue is generated from our major customers. For 2009, our top 25 customers, based on revenue, accounted for approximately 37% of our revenue, and our top 10 customers, approximately 23% of our revenue. We do not expect these percentages to change materially for 2010. Generally, we do not have long term contractual relationships with our major customers, and we cannot assure you that our customers will continue to use our services or that they will continue at the same levels. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

Increases in driver compensation or difficulty in attracting and retaining drivers could affect our profitability and ability to grow.

The trucking industry experiences substantial difficulty in attracting and retaining qualified drivers, including independent contractors. In the past, because of the shortage of qualified drivers, the availability of alternative jobs, and intense competition for drivers from other trucking companies, we have faced difficulty increasing the number of our drivers, including independent contractor drivers, and may continue to in the future. The compensation we offer our drivers and independent contractors is subject to market conditions, and we may find it necessary to increase driver and independent contractor compensation in future periods. In addition, the Company suffers from a high turnover rate of drivers; although our turnover rate is lower than the industry average. A high turnover rate requires us to continually recruit a substantial number of drivers in order to operate existing revenue equipment. If we are unable to continue to attract and retain a sufficient number of drivers and independent contractors, we could be required to adjust our compensation packages, let trucks sit idle, or operate with fewer trucks and face difficulty meeting shipper demands, all of which would adversely affect our growth and profitability.

Our revenue growth may not continue at historical rates, which could adversely affect our stock price.

We experienced significant growth in revenue between 2002 and 2008. In light of the weakened economy and freight environment, our revenue for 2009 was less than the previous year. We have taken strategic steps to offset portions of these revenue reductions by reducing costs through downsizing our administrative personnel staff and concentrating on increased fuel efficiency.  We can provide no assurance that our operating margins will not be further adversely affected by these changes in economic conditions. Slower or less profitable growth could adversely affect our stock price.

We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on our business.

Our operations are regulated and licensed by various U.S., Canadian, and Mexican agencies. Our company drivers and independent contractors also must comply with the safety and fitness regulations of the United States DOT, including those relating to drug and alcohol testing and hours-of-service. Such matters as weight and equipment dimensions are also subject to U.S. and Canadian regulations. We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers' hours-of-service, ergonomics, or other matters affecting safety or operating methods. Other agencies, such as the EPA and the Department of Homeland Security also regulate our equipment, operations, and drivers. Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs. Higher costs incurred by us or by our suppliers who pass the costs onto us through higher prices could adversely affect our results of operations.

The DOT, through the FMCSA, imposes safety and fitness regulations on us and our drivers. On July 24, 2007, a federal appeals court vacated portions of the existing rules relating to drivers' hours of service. Two of the key portions that were vacated include the expansion of the driving day from 10 hours to 11 hours, and the "34 hour restart" requirement that drivers must have a break of at least 34 consecutive hours during each week. In November 2008, following the submission of additional data by FMCSA and several appeals and court rulings, FMSCA published its final rule, retaining the 11 hour driving day and the 34-hour restart. However, certain advocacy groups continue to challenge the final rule, and we are unable to predict how a court might rule on these challenges. If the court did strike down this rule, it could cause significant cost increases, due to loss of efficiency, driver reeducation, computer programming changes, and additional driver and equipment needs.

The Transportation Security Administration ("TSA") has adopted regulations that require the TSA to determine that each driver who renews his or her Hazmat license or applies for a new Hazmat license is not a security threat.  This could reduce our available pool of Hazmat drivers, and cause us to incur more costs related to driver compensation.  We may experience difficulty in matching available drivers and equipment with Hazmat shipments, which could cause delivery failures or increased non-revenue miles to re-position drivers for these loads.

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

We currently have significant lease residual value guarantees, substantially all of which are not covered by trade-in or fixed residual agreements with the equipment suppliers. We are exposed to decreases in the resale value of our used equipment and we have increased exposure to issues on the significant percentage of our fleet not covered by manufacturer commitments which could have a materially adverse effect on our results of operations.

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

We have made twelve acquisitions since 1995. Accordingly, acquisitions have provided a substantial portion of our growth. There is no assurance that we will be successful in identifying, negotiating, or consummating any future acquisitions. If we fail to make any future acquisitions, our growth rate could be materially and adversely affected.

Any acquisitions we undertake could involve the dilutive issuance of equity securities and/or incurring indebtedness. In addition, acquisitions involve numerous risks, including difficulties in assimilating the acquired company's operations, the diversion of our management's attention from other business concerns, risks of entering into markets in which we have had no or only limited direct experience, and the potential loss of customers, key employees, and drivers of the acquired company, any of which could have a materially adverse effect on our business and operating results. If we make acquisitions in the future, we cannot assure you that we will be able to successfully integrate the acquired companies or assets into our business.

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

We have experienced higher prices for new tractors over the past few years, partially as a result of government regulations applicable to newly manufactured tractors and diesel engines, in addition to higher commodity prices and better pricing power among equipment manufacturers. More restrictive EPA emissions standards that went into effect in 2007 and emission standards that will take effect in 2010 are more stringent than prior standards and will require vendors to introduce new engines. Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers for these or other reasons. As a result, we expect to continue to pay increased prices for equipment and incur additional expenses and related financing costs for the foreseeable future. Furthermore, the new engines are expected to reduce equipment efficiency and lower fuel mileage and, therefore, increase our operating expenses.

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

We are highly dependent upon the services of certain key employees, including, but not limited to: Stephen Russell, our Chairman of the Board and Chief Executive Officer; Chris Hines, our President and Chief Operating Officer; Jonathan Russell, Executive Vice President Logistics and President of Truckers B2B; and Paul Will, our Vice Chairman of the Board, Executive Vice President, and Chief Financial Officer. Although we have an employment agreement with Mr. Stephen Russell and a separation agreement with Mr. Will, the loss of either of their services or the services of Messrs. Hines or Jonathan Russell could negatively impact our operations and future profitability.

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

Our Board of Directors authorized the repurchase of shares of our common stock under a stock repurchase program.  The number of shares repurchased and the effects of repurchasing the shares may have an adverse effect on debt, equity, and liquidity of the Company.

On October 24, 2007, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company purchased 2,000,000 shares of the Company's common stock. On December 5, 2007, the Company announced that it had purchased all of the shares of the Company's common stock previously authorized and that the Company's Board of Directors authorized an additional stock repurchase program pursuant to which the Company may purchase up to 2,000,000 additional shares of the Company's common stock through December 3, 2008. None of these additional shares were purchased and no additional repurchase programs have been authorized.

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

We have financing arrangements that contain certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, affiliate transactions, and financial covenants.  If we fail to comply with any of our financing arrangement covenants, restrictions, and requirements, we will be in default under the relevant agreement, which could cause acceleration.  The current credit market crisis may make it difficult or expensive to refinance accelerated debt or we may have to issue equity securities, which would dilute stock ownership.  Even if new financing is made available to us, the current lack of available credit and consequent more stringent borrowing terms may mean that credit is not available to us on acceptable terms.  A default under our financing arrangements could cause a materially adverse effect on our liquidity, financial condition, and results of operations.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Primary Credit Agreement" for additional information on our primary credit agreement.

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

Item 1B.                Unresolved Staff Comments

None.

Item 2.                   Properties

We operate a network of 17 terminal locations, including facilities in Laredo and El Paso, Texas, which are the two largest inland freight gateway cities between the U.S. and Mexico. Our operating terminals currently are located in the following cities:

United States	Mexico	Canada
Baltimore, MD (Leased)	Guadalajara (Leased)	Kitchener, ON (Leased)
Dallas, TX (Owned)	Mexico City (Leased)
El Paso, TX (Owned)	Monterrey (Leased)
Greensboro, NC (Leased)	Nuevo Laredo (Owned)
Hampton, VA (Leased)	Puebla (Leased)
Indianapolis, IN (Leased)	Silao (Leased)
Laredo, TX (Owned and Leased)
Richmond, VA (Leased)
Nashville, TN (Leased)
Little Rock, AR (Leased)

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

Item 4.                 Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2009.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is listed on the NASDAQ Global Select Market under the symbol "CLDN." The following table sets forth, for the periods indicated, the high and low sales price per share of our common stock as reported by NASDAQ.

Fiscal 2008	High	Low
Quarter ended September 30, 2007	$ 18.22	$ 11.77
Quarter ended December 31, 2007	$ 11.45	$ 6.50
Quarter ended March 31, 2008	$ 11.61	$ 7.13
Quarter ended June 30, 2008	$ 11.68	$ 9.15

Fiscal 2009
Quarter ended September 30, 2008	$ 15.25	$ 9.25
Quarter ended December 31, 2008	$ 11.77	$ 4.85
Quarter ended March 31, 2009	$ 9.58	$ 4.40
Quarter ended June 30, 2009	$ 9.64	$ 5.14

On August 13, 2009, there were 369 holders of our common stock based upon the number of record holders on that date. However, we estimate our actual number of stockholders is much higher because a substantial number of our shares are held of record by brokers or dealers for their customers in street names.

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

Stock Repurchase Programs

On October 24, 2007, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company purchased 2,000,000 shares of the Company's common stock. On December 5, 2007, the Company announced that it had purchased all of the shares of the Company's common stock previously authorized.

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

	2009	2008	2007	2006	2005
	(in thousands, except per share data and operating data)
Statements of Operations Data:
Freight revenue(1)	$408,156	$457,482	$433,012	$414,465	$399,656
Fuel surcharge revenue	82,182	108,413	69,680	65,729	37,107
Total revenue	490,338	565,895	502,692	480,194	436,763
Operating expense	479,448	547,097	462,592	445,966	413,355
Operating income	10,890	18,798	40,100	34,228	23,408
Interest expense, net	3,554	4,922	3,511	780	1,418
Other expense (income)	(227)	193	109	34	13
Income before income taxes	7,563	13,683	36,480	33,414	21,977
Provision for income taxes	5,007	7,147	14,228	12,866	9,397
Net income (loss)	$2,556	$6,536	$22,252	$20,548	$12,580
Diluted earnings (loss) per share(2)	$0.12	$0.29	$0.94	$0.88	$0.55
Weighted average diluted shares outstanding(2)	22,134	22,617	23,698	23,386	23,013

Balance Sheet Data (at end of period):
Net property and equipment	$167,142	$206,199	$207,499	$91,267	$57,545
Total assets	270,999	329,335	306,913	190,066	160,508
Long-term debt, revolving lines of credit, and capital lease obligations, including current maturities	48,983	102,506	94,642	12,023	7,344
Stockholders' equity	143,667	143,852	147,320	121,427	98,491

Operating Data:
For period(3):
Average revenue per loaded mile(4)	$1.464	$1.503	$1.534	$1.491	$1.424
Average revenue per total mile(4)	$1.307	$1.348	$1.380	$1.367	$1.316
Average revenue per tractor per week(4)	$2,360	$2,717	$2,790	$2,948	$2,841
Average length of haul	907	935	960	1,004	995
At end of period:
Total tractors(5)	3,168	2,929	3,016	2,732	2,570
Average age of company tractors (in years)	1.5	1.8	1.6	2.0	1.9
Total trailers(5)	10,015	9,052	7,843	7,630	7,468
Average age of company trailers (in years)	5.0	4.1	3.8	3.5	3.6

__________________________

(1)	Freight revenue is total revenue less fuel surcharges.
(2)
Earnings per share amounts and weighted average number of shares outstanding have been adjusted to give retroactive effect to two three-for-two stock splits effected in the form of a 50% stock dividend paid on February 15, 2006 and June 15, 2006.

(3)
Unless otherwise indicated, operating data and statistics presented in this table and elsewhere in this report are for our truckload revenue and operations and exclude revenue and operations of TruckersB2B, our Mexican subsidiary, Servicio de Transportation Jaguar, S.A. de C.V. ("Jaguar"), and our less-than-truckload, local trucking or "shuttle", brokerage, and logistics.

(4)	Excludes fuel surcharges.
(5)	Total fleet, including equipment operated by Jaguar.

Item 7.                 Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Results and Fiscal Year-End Financial Condition

For the fiscal year ended June 30, 2009, total revenue decreased 13.4%, to $490.3 million from $565.9 million during fiscal 2008. Freight revenue, which excludes revenue from fuel surcharges, decreased 10.8%, to $408.2 million in fiscal 2009 from $457.5 million in 2008. We generated net income of $2.6 million, or $0.12 per diluted share, for fiscal 2009 compared with net income of $6.5 million, or $0.29 per diluted share, for 2008.

We believe that a weakened freight market and increased industry-wide trucking capacity in fiscal 2009 compared to fiscal 2008 were the major factors that contributed to our decrease in net income.  Decreased freight demand due to a slower economy caused a decrease in truck utilization measured by miles per tractor.  In addition, shippers used the less robust freight market to reduce freight rates.  As a result, average freight revenue per loaded mile excluding fuel surcharge for 2009 decreased $0.039 per mile to $1.464, a 2.6% decrease compared with $1.503 per mile for 2008. Average freight revenue per tractor per week, our main measure of asset productivity, decreased by 13.1% to $2,360 in 2009 compared with $2,717 for 2008. This decrease was due to lower general freight demand and an increase in non-revenue miles, partially offset by an increase in fleet size to 3,168 tractors at June 30, 2009 from 2,929 tractors at June 30, 2008, which was primarily driven by the Continental acquisition. As the freight market weakened and we ran more empty miles to get to our next load and position equipment for sale, our non-revenue miles increased. Our operating ratio, excluding the effect of fuel surcharge, increased to 97.3% for 2009 compared with 95.9% for 2008.

At June 30, 2009, our total balance sheet debt was $49.0 million and our total stockholders' equity was $143.7 million, for a total debt to capitalization ratio of 25.4%. At June 30, 2009, we had $30.3 million of available borrowing capacity under our revolving credit facility and $0.9 million of cash on hand.

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

Revenue Equipment

We operate 3,168 tractors and 10,015 trailers. Of our tractors at June 30, 2009, 1,145 were owned, 1,743 were acquired under operating leases, and 280 were provided by independent contractors, who own and drive their own tractors. Of our trailers at June 30, 2009, 2,962 were owned and 7,053 were acquired under operating and capital leases.

We use a combination of cash and operating leases to acquire our new tractors. Most of our new trailers are acquired with operating leases. These leases generally run for a period of seven years for trailers. When we finance revenue equipment acquisitions with operating leases, rather than borrowings or capital leases, the interest component of our financing activities is recorded as an "above-the-line" operating expense on our statements of operations.

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

Outlook

Looking forward, our profitability goal is to return our operating ratio to the mid 90s in the near term and subsequently achieve an operating ratio of less than 90%.  We expect this to require improvements in rate per mile and miles per tractor and decreased non-revenue miles.  Because a large percentage of our costs are variable, changes in revenue per mile affect our profitability to a greater extent than changes in miles per tractor.  For fiscal 2010, the key factors that we expect to have the greatest effect on our profitability are our freight revenue per tractor per week (which will be affected by the general freight environment, including the balance of freight demand and industry-wide trucking capacity), our compensation of drivers, our cost of revenue equipment (particularly in light of the 2010 EPA engine requirements), our fuel costs, and our insurance and claims.  To overcome cost increases and improve our margins, we will need to achieve increases in freight revenue per tractor.  Operationally, we will seek improvements in safety, driver recruiting, and retention.  Our success in these areas primarily will affect revenue, driver-related expenses, and insurance and claims expense.  Given the difficult freight market confronting our industry and the difficult economy, we believe achieving our near term profitability goal will be difficult.

Results of Operations

The following tables set forth the percentage relationship of revenue and expense items to operating and freight revenue for the periods indicated.

	Fiscal year ended June 30,
	2009	2008	2007
Operating revenue	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and employee benefits	31.7	28.2	28.8
Fuel	25.7	28.8	23.1
Operations and maintenance	7.2	6.6	6.4
Insurance and claims	2.8	2.7	2.6
Depreciation and amortization	7.2	5.9	4.4
Revenue equipment rentals	5.9	4.5	6.3
Purchased transportation	11.4	14.5	14.7
Cost of products and services sold	1.2	1.1	1.4
Communication and utilities	1.0	0.9	1.0
Operating taxes and licenses	2.0	1.6	1.7
General and other operating	1.7	1.9	1.6

Total operating expenses	97.8	96.7	92.0

Operating income	2.2	3.3	8.0
Other expense:
Interest expense, net	0.7	0.9	0.7

Income before income taxes	1.5	2.4	7.3
Provision for income taxes	1.0	1.2	2.9

Net income	0.5%	1.2%	4.4%

_______________________________

Freight revenue(1)	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and employee benefits	38.1	34.9	33.5
Fuel	10.7	12.0	10.8
Operations and maintenance	8.7	8.1	7.5
Insurance and claims	3.4	3.4	3.0
Depreciation and amortization	8.6	7.3	5.1
Revenue equipment rentals	7.1	5.6	7.4
Purchased transportation	13.7	18.0	17.0
Cost of products and services sold	1.4	1.4	1.6
Communication and utilities	1.2	1.1	1.1
Operating taxes and licenses	2.4	2.0	2.0
General and other operating	2.0	2.1	1.7

Total operating expenses	97.3	95.9	90.7

Operating income	2.7	4.1	9.3
Other expense:
Interest expense, net	0.9	1.1	0.9

Income before income taxes	1.8	3.0	8.4
Provision for income taxes	1.2	1.6	3.3

Net income	0.6%	1.4%	5.1%

_______________________________
(1)
Freight revenue is total operating revenue less fuel surcharges. In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense. The amounts were $82.2 million, $108.4 million, and $69.7 million in 2009, 2008, and 2007, respectively.

Fiscal year ended June 30, 2009, compared with fiscal year ended June 30, 2008

Total revenue decreased by $75.6 million, or 13.4%, to $490.3 million for fiscal 2009, from $565.9 million for fiscal 2008. Freight revenue excludes $82.2 million and $108.4 million of fuel surcharge revenue for fiscal 2009 and 2008, respectively.

Freight revenue decreased by $49.3 million, or 10.8%, to $408.2 million for fiscal 2009, from $457.5 million for fiscal 2008. This decrease was primarily attributable to a decrease in freight demand and rates, due to a weakened economy and the difficult freight market and aggressive rate environment confronting our industry. This decrease was also attributable to a decrease in billed miles to 233.7 million in fiscal 2009, compared to 253.3 million in fiscal 2008, and a 3.0% decrease in average freight revenue per total mile, excluding fuel surcharge, to $1.307 from $1.348. Average freight revenue per tractor per week, excluding fuel surcharge, which is our primary measure of asset productivity, decreased 13.1% to $2,360 in fiscal 2009, from $2,717 for fiscal 2008, as a result of lower general freight demand, a decrease in miles and rates, partially offset by an increase in fleet size.  The decrease in miles per tractor and an increase in non-revenue miles were also attributable to less freight demand.

Revenue for TruckersB2B was $8.5 million in fiscal 2009, compared to $9.3 million in fiscal 2008. The decrease was related to decreases in fuel and tire rebate revenue due to small and mid size carriers being adversely affected by the lagging freight demand.  To the extent small and mid size carriers continue to be affected adversely by the weakened economy, lagging freight demand, limited financing availability, and licensing, insurance, and other costs, we anticipate the revenue for TruckersB2B to be negatively impacted as well.

Salaries, wages, and employee benefits were $155.6 million, or 38.1% of freight revenue, for fiscal 2009, compared to $159.9 million, or 34.9% of freight revenue, for fiscal 2008. The dollar decrease in salaries, wages, and benefits is largely due to decreased driver payroll related to decreased miles.  Additionally, decreases in administrative payroll resulting from ongoing efforts to consolidate and/or eliminate several functions into Indianapolis from various terminals, which plan reduced our non-driver administrative workforce by approximately 5%, also decreased our salaries, wages, and benefits.  However, these factors were more than offset by reduced freight revenue resulting in an increase in salaries, wages, and employee benefits as a percentage of freight revenue.

Fuel expenses, net of fuel surcharge revenue of $82.2 million and $108.4 million for fiscal 2009 and fiscal 2008, respectively, decreased to $43.7 million, or 10.7% of freight revenue, for fiscal 2009, compared to $54.7 million, or 12.0% of freight revenue, for fiscal 2008. These decreases were attributable to a 21.2% decrease in average fuel prices to $2.64 per gallon for fiscal 2009, from $3.35 per gallon for fiscal 2008, and a decrease in the gallons purchased due to fewer miles driven and increased miles per gallon related to reduced idling and operating more fuel efficient tractors.  We expect that our continued efforts to reduce idling and operate more fuel efficient tractors will continue to have a positive impact on our miles per gallon; however, we expect this will be partially offset by lower fuel economy on EPA-mandated new engines and use of ultra-low sulfur diesel fuel.

Operations and maintenance consist of direct operating expense, maintenance, physical damage, and tire expense. This category decreased to $35.5 million, or 8.7% of freight revenue, for fiscal 2009, from $37.2 million, or 8.1% of freight revenue, for fiscal 2008. The dollar decrease in fiscal 2009 is primarily related to a decrease in costs associated with tractor maintenance, other maintenance expenses, and physical damage expenses.  However, these factors were more than offset by an increase in tire expense and miscellaneous direct operating expenses.

Insurance and claims expense was $13.8 million for fiscal 2009, compared to $15.5 million for fiscal 2008.  As a percentage of freight revenue, insurance and claims remained constant at 3.4% for fiscal 2009 and 2008.  Insurance consists of premiums for liability, physical damage, cargo damage, and workers' compensation insurance.  The decrease in the overall dollar amount is attributable to a decrease in workers' compensation claims and cargo claims expense, due to a reduction in the number and severity of claims reported.  Our insurance program involves self-insurance at various risk retention levels.  Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate.  We accrue for the uninsured portion of claims based on known claims and historical experience.  We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to $35.2 million, or 8.6% of freight revenue, in fiscal 2009 from $33.3 million, or 7.3% of freight revenue, for fiscal 2008. These increases are related to an increase year-over-year in the number of owned tractors and trailers.  These increases are partially offset by gains on sales of equipment in fiscal 2009 compared to losses on sales of equipment in fiscal 2008.  Despite the gains in fiscal 2009, the used equipment market remains weak. To the extent the used equipment market remains weak going forward, we expect to face difficulty selling equipment in quantities and at prices that are satisfactory to us.  Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases.

Revenue equipment rentals were $29.1 million, or 7.1% of freight revenue, in fiscal 2009, compared to $25.6 million, or 5.6% of freight revenue, for fiscal 2008. The majority of these increases are related to the net addition of approximately 720 tractors and 330 trailers under operating lease, which has increased our tractor and trailer rents.

Purchased transportation decreased to $55.8 million, or 13.7% of freight revenue, for fiscal 2009, from $82.2 million, or 18.0% of freight revenue, for fiscal 2008.  The majority of these decreases are related to fewer miles by our independent contractor fleet, which averaged 206 independent contractors in fiscal 2009, compared to an average of 337 independent contractors in fiscal 2008, and a reduction of the fuel surcharge component of their pay resulting from decreased fuel costs.  These factors were partially offset by more independent contractors in fiscal 2009.  Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile.

All of our other expenses are relatively minor in amount, and there were no significant changes in these expenses. Accordingly, we have not provided a detailed discussion of such expenses.

Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, decreased 120 basis points to 1.8% of freight revenue for fiscal 2009 from 3.0% for fiscal 2008.

In addition to other factors described above, Canadian exchange rate fluctuations principally impact salaries, wages, and benefits and purchased transportation and, therefore, impact our pretax margin and results of operations. The lower Canadian dollar, which decreased to a .86 relationship with the U.S. dollar for fiscal 2009, from a ..99 relationship with the U.S. dollar for fiscal 2008, positively impacted earnings per share by approximately $.07.

Income taxes decreased to $5.0 million for fiscal 2009, from $7.1 million for fiscal 2008, due to lower pre-tax income. Due to the non-deductible effects of our driver per diem pay structure, our tax rate will fluctuate from the 35% standard federal rate, in future periods as net income fluctuates.  Income tax expense for fiscal 2009 included an adjustment of approximately $300,000 related to per diem calculations for prior years.

As a result of the factors described above, net income decreased to $2.6 million for fiscal 2009, from $6.5 million for fiscal 2008.

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

Fuel expenses, net of fuel surcharge revenue of $108.4 million and $69.7 million for fiscal 2008 and fiscal 2007, respectively, increased to $54.7 million, or 12.0% of freight revenue, for fiscal 2008, compared to $46.6 million, or 10.8% of freight revenue, for fiscal 2007. These increases were due to an increase of 10.2% in company miles, an increase in non-revenue miles, and an increase in average fuel prices of approximately $0.82 per gallon. In addition, we began to experience lower fuel economy and higher costs of fuel from the installation of EPA-mandated new engines and use of ultra-low-sulfur diesel fuel. Higher fuel prices and lower fuel economy will increase our operating expenses to the extent we cannot offset them with surcharges.

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

As of June 30, 2009, we had on order 610 tractors for delivery through fiscal 2010. These revenue equipment orders represent a capital commitment of approximately $57.6 million, before considering the proceeds of equipment dispositions. In fiscal 2009, we purchased our new tractors with a mixture of cash or borrowings and off-balance sheet operating leases, and we acquired the new trailers with cash through the Continental acquisition, which was our last acquisition of trailers in fiscal 2009.  In the third and fourth quarters of fiscal 2007, we also declared our intent to purchase approximately 3,700 trailers at the end of the respective lease term, resulting in a change from operating lease to capital lease classification. At June 30, 2009, our total balance sheet debt, including capital lease obligations and current maturities, was $49.0 million, compared to $102.5 million at June 30, 2008, and $94.6 million at June 30, 2007. Our debt-to-capitalization ratio (total balance sheet debt as a percentage of total balance sheet debt plus total stockholders' equity) was 25.4% at June 30, 2009, 41.6% at June 30, 2008, and 39.1% at June 30, 2007.

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

Cash Flows

We generated net cash from operating activities of $52.7 million in fiscal 2009, $37.5 million in fiscal 2008, and $53.6 million in fiscal 2007. The increase in net cash provided by operations in fiscal 2009 from fiscal 2008 is due primarily to a decrease of trade receivables, income tax recoverable, and accounts payable and accrued expenses, offset by an increase in depreciation and amortization.

Net cash used in investing activities was $0.1million for fiscal 2009, compared to $31.4 million for fiscal 2008, and $61.2 million for fiscal 2007. The decrease in cash used for investing activities from 2008 to 2009 was primarily due to decreased capital expenditures on equipment and increased proceeds from sale of equipment, offset by the purchase of Continental for $24.1 million. Capital expenditures primarily for tractors and trailers (including lease buyouts and new equipment purchases) totaled $24.7 million in fiscal 2009, excluding the assets purchased from Continental, $69.0 million in fiscal 2008, and $66.8 million in fiscal 2007, excluding the assets purchased from Digby, Warrior, and Air Road. We generated proceeds from the sale of property and equipment of $51.1million in fiscal 2009, $37.6 million in fiscal 2008, and $37.9 million in fiscal 2007.

Net cash used in financing activities was $53.5 million in fiscal 2009 and $4.9 million in fiscal 2008, compared to net cash provided by financing activities of $7.2 million in fiscal 2007.  The increase in cash used for financing activities was primarily due to the increased payments on our borrowings and long term debt.  During fiscal 2009 our mortgaged equipment debt was paid down, and the outstanding borrowings on our line of credit decreased to $5.5 million at the end of fiscal 2009, from $43.1 million at the end of fiscal 2008.  Financing activity represents bank borrowings (new borrowings, net of repayments) and payment of the principal component of capital lease obligations.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for our revenue equipment. Our operating leases include some under which we do not guarantee the value of the asset at the end of the lease term ("walk-away leases") and some under which we do guarantee the value of the asset at the end of the lease term ("residual value"). Therefore, we are subject to the risk that equipment value may decline in which case we would suffer a loss upon disposition and be required to make cash payments because of the residual value guarantees. We were obligated for residual value guarantees related to operating leases of $75.4 million at June 30, 2009 compared to $67.1 million at June 30, 2008. A small portion of these amounts is covered by repurchase and/or trade agreements we have with the equipment manufacturer. We believe that any residual payment obligations that are not covered by the manufacturer will be satisfied, in the aggregate, by the value of the related equipment at the end of the lease. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We anticipate that going forward we will use a combination of operating leases and cash generated from operations to finance tractor purchases and operating leases to finance trailer purchases.

The use of operating leases also affects our statement of cash flows. For assets subject to these operating leases, we do not record depreciation as an increase to net cash provided by operations, nor do we record any entry with respect to investing activities or financing activities.

Primary Credit Agreement

On September 26, 2005, Celadon Group, Inc., Celadon Trucking Services, Inc., and TruckersB2B entered into an unsecured Credit Agreement (the "Credit Agreement") with LaSalle Bank National Association, as administrative agent, and LaSalle Bank National Association, Fifth Third Bank (Central Indiana), and JPMorgan Chase Bank, N.A., as lenders. The Credit Agreement was amended on December 23, 2005, by the First Amendment to Credit Agreement, pursuant to which Celadon Logistics Services, Inc. was added as a borrower to the Credit Agreement.  The Credit Agreement was also amended on June 30, 2007 and January 22, 2008 by the Second Amendment to Credit Agreement and Third Amendment to Credit Agreement, respectively.  On August 11, 2009, the Credit Agreement was amended and restated (the "Restatement").  Pursuant to the Restatement, (i) the maximum available borrowing limit under the Credit Agreement was reduced from a $70 million unsecured line to a $40 million secured line and (ii) certain financial covenants were adjusted as follows: Minimum Fixed Charge ratio to a minimum of .90, Maximum Lease-Adjusted Total Debt to EBITDAR ratio up to 3.25 to 1, Minimum Tangible Net Worth to $100 million, and the Minimum Asset Coverage ratio to be no less than 1.25 to 1. The Restatement and the financial covenants included therein were in effect starting June 30, 2009, at which time we were in compliance with the restated covenants.  The Credit Agreement, as amended by the Restatement, matures on January 23, 2013.  The Credit Agreement is intended to provide for ongoing working capital needs and general corporate purposes.  Borrowings under the Credit Agreement are based, at the option of the Company, on a base rate equal to the greater of the federal funds rate plus an applicable margin between 0.75% and 1.50% and the administrative agent's prime rate or LIBOR plus an applicable margin between 2.25% and 3.00% that is adjusted quarterly based on cash flow coverage.  The Credit Agreement is guaranteed by Celadon E-Commerce, Inc., Celadon Canada, Inc., and Jaguar, each of which is a subsidiary of the Company.

    The Credit Agreement, as amended by the Restatement, has a maximum revolving borrowing limit of $40.0 million.  Letters of credit are limited to an aggregate commitment of $15.0 million and a swing line facility has a limit of $3.0 million.  A commitment fee that is adjusted quarterly between 0.375% and 0.500% per annum based on cash flow coverage is due on the daily unused portion of the Credit Agreement.  The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, mergers, consolidations, acquisitions and dispositions, and total indebtedness.  At June 30, 2009, $5.5 million of our credit facility was utilized as outstanding borrowings and $4.2 million was utilized for standby letters of credit.

Contractual Obligations and Commitments

As of June 30, 2009, our bank loans, capitalized leases, operating leases, other debts, and future commitments have stated maturities or minimum annual payments as follows:

	Cash Requirements as of June 30, 2009 (in thousands) Payments Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years

Operating leases	$114,146	$37,015	$53,419	$7,458	$16,254
Lease residual value guarantees	75,361	5,995	46,862	21,204	1,300
Capital lease obligations(1)	45,807	8,487	35,516	1,804	---
Long-term debt (1)	7,247	1,361	352	5,534	---

Sub-total	242,561	52,858	136,149	36,000	17,554

Future purchase of revenue equipment	57,553	35,612	21,941	---	---
Employment and consulting agreements(2)	700	700	---	---	---
Standby letters of credit	4,231	4,231	---	---	---

Total contractual and cash obligations	$305,045	$93,401	$158,090	$36,000	$17,554
__________
(1)	Includes interest.
(2)
The amounts reflected in the table do not include amounts that could become payable to our Chief Executive Officer and Chief Financial Officer, under certain circumstances if their employment by the Company is terminated.

Inflation, New Emissions Control Regulations, and Fuel Costs

               Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During the past three years, the most significant effects of inflation have been on revenue equipment prices and fuel prices. New emissions control regulations and increases in commodity prices, wages of manufacturing workers, and other items have resulted in higher tractor prices. The cost of fuel also has risen substantially over the past three years, though prices have eased over the last 6 months. We attempt to limit the effects of inflation through increases in freight rates, certain cost control efforts, and limiting the effects of fuel prices through fuel surcharges.

The engines used in our tractors are subject to emissions control regulations, which have substantially increased our operating expenses since additional and more stringent regulation began in 2002.  As of June 30, 2009, the majority of our tractor fleet has engines compliant with stricter regulations regarding emissions that became effective in 2007. Compliance with such regulations is expected to increase the cost of new tractors and could impair equipment productivity, lower fuel mileage, and increase our operating expenses. These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations as the regulations impact our business through new tractor purchases.

Fluctuations in the price or availability of fuel, as well as hedging activities, surcharge collection, the percentage of freight we obtain through brokers, and the volume and terms of diesel fuel purchase commitments may increase our costs of operation, which could materially and adversely affect our profitability.  We impose fuel surcharges on substantially all accounts. These arrangements may not fully protect us from fuel price increases and also may result in us not receiving the full benefit of any fuel price decreases. We currently do not have any fuel hedging contracts in place. If we do hedge, we may be forced to make cash payments under the hedging arrangements. Based on current market conditions, we have decided to limit our hedging and purchase commitments, but we continue to evaluate such measures. The absence of meaningful fuel price protection through these measures could adversely affect our profitability.

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

    Goodwill.   The consolidated balance sheets at June 30, 2009 and 2008 included goodwill of acquired businesses of approximately $19.1 million for both years. These amounts have been recorded as a result of business acquisitions accounted for under the purchase method of accounting. Under Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is tested for impairment annually (or more often, if an event or circumstance indicates that an impairment loss has been incurred). The Company performed its annual goodwill impairment assessment under SFAS 142, as of April 1, 2009 and the Company's market capitalization was less than its book value at such date, indicating a potential devaluation of the Company's assets.  The Company determined that no impairment had occurred as of the measurement date based upon a set of assumptions which represent the Company's best estimate of future performance at this time.  The Company reconciled the aggregate estimated fair value of reporting units to the market capitalization of the consolidated Company.  In addition to traditional control premiums, the Company noted that the overall market conditions have depressed the stock value.  Based on these factors, the Company concluded that the market capitalization with the control premium represents the fair value of the Company.

    Tests for impairment include estimating the fair value of our reporting units. As required by SFAS No. 142, we compare the estimated fair value of our reporting units with their respective carrying amounts, including goodwill. We define a reporting unit as an operating segment. Under SFAS No. 142, fair value refers to the amount for which the entire reporting unit could be bought or sold. Our methods for estimating reporting unit values include market quotations and other valuation techniques, such as discounted cash flows and multiples of earnings, revenue, or other financial measures. With the exception of market quotations, all of these methods involve significant estimates and assumptions, including estimates of future financial performance and the selection of appropriate discount rates and valuation multiples.

    Derivative Instruments and Hedging Activity. We use derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates.  Derivative financial instruments related to currency exchange rates include forward purchase and sale agreements which generally have terms no greater than 12 months.

To account for our derivative financial instruments, we follow the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, SFAS No. 138, and SFAS No. 161.  Derivative financial instruments are recognized on the Consolidated Balance Sheets as either assets or liabilities and are measured at fair value.  Changes in the fair value of derivatives are recorded each period in earnings or accumulated other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction, and if it is, the type of hedge transaction.  Gains and losses on derivative instruments reported in accumulated other comprehensive income are subsequently included in earnings in the periods in which earnings are affected by the hedged item.  These activities have not had a material impact on our financial position or results of operations for the periods presented herein.

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

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157").  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  It also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued Staff Position No. 157-2, which provides a one-year delayed application of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company's adoption of the provisions of SFAS 157 with respect to the financial assets and liabilities measured at fair value did not have a material impact on the fair value measurements or the consolidated financial statements.  In accordance with SFAS 157-2 the Company is currently evaluating the potential impact of applying the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities beginning in fiscal 2010, including, but not limited to, the valuation of the Company's reporting units for the purpose of assessing goodwill impairment, the valuation of property and equipment when assessing long-lived asset impairment, and the valuation of assets acquired and liabilities assumed in business combinations.  In October 2008, the FASB issued SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which became effective upon issuance, including periods for which financial statements have not been issued.  SFAS 157-3 clarifies the application of SFAS 157.  The Company's adoption of SFAS 157-3 in determination of fair values did not have a material impact on the consolidated financial statements.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009. We are currently assessing the potential impact that adoption of SFAS 165 would have on our financial statements.

Item 7A.                 Quantitative and Qualitative Disclosures About Market Risk

    We experience various market risks, including changes in interest rates, foreign currency exchange rates, and fuel prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes, nor when there are no underlying related exposures.

     Interest Rate Risk. We are exposed to interest rate risk principally from our primary credit facility.  The credit facility carries a maximum variable interest rate of either the bank's base rate or LIBOR plus 3.00%. At June 30, 2009, the interest rate for revolving borrowings under our credit facility was LIBOR plus 1.125%. At June 30, 2009, we had $5.5 million variable rate term loan borrowings outstanding under the credit facility. A hypothetical 10% increase in the bank's base rate and LIBOR would be immaterial to our net income.

     Foreign Currency Exchange Rate Risk. We are subject to foreign currency exchange rate risk, specifically in connection with our Canadian operations. While virtually all of the expenses associated with our Canadian operations, such as independent contractor costs, company driver compensation, and administrative costs, are paid in Canadian dollars, a significant portion of our revenue generated from those operations is billed in U.S. dollars because many of our customers are U.S. shippers transporting goods to or from Canada. As a result, increases in the Canadian dollar exchange rate adversely affect the profitability of our Canadian operations. Assuming revenue and expenses for our Canadian operations identical to the year ended June 30, 2009 (both in terms of amount and currency mix), we estimate that a $0.01 increase in the Canadian dollar exchange rate would reduce our annual net income by approximately $108,000.  As of June 30, 2009, we had none of our Canadian currency exposure hedged.

We generally do not face the same magnitude of foreign currency exchange rate risk in connection with our intra-Mexico operations conducted through our Mexican subsidiary, Jaguar, because our foreign currency revenues are generally proportionate to our foreign currency expenses for those operations. For purposes of consolidation, however, the operating results earned by our subsidiaries, including Jaguar, in foreign currencies are converted into United States dollars. As a result, a decrease in the value of the Mexican peso could adversely affect our consolidated results of operations. Assuming revenue and expenses for our Mexican operations identical to the year ended June 30, 2009 (both in terms of amount and currency mix), we estimate that a $0.01 decrease in the Mexican peso exchange rate would reduce our annual net income by approximately $61,000. We currently have contracts for 1.5 million Mexican pesos per month over the next 6 months, representing approximately 16% of our Mexican currency exposure.  Derivative gains/(losses), initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.

Commodity Price Risk. Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability. Fuel is subject to economic, political, and market factors that are outside of our control. Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through the collection of fuel surcharges. However, fuel surcharges do not always fully offset increases in fuel prices. In addition, from time-to-time we may enter into derivative financial instruments to reduce our exposure to fuel price fluctuations. As of June 30, 2009, we had none of our estimated fuel purchases hedged.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Celadon Group, Inc.:

We have audited the accompanying consolidated balance sheets of Celadon Group, Inc. and subsidiaries (the "Company") as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2009. In connection with our audits of the consolidated financial statements, we have also audited the financial statement Schedule II. We also have audited the Company's internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celadon Group, Inc. and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Celadon Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/KPMG LLP
Indianapolis, Indiana
September 4, 2009

CELADON GROUP, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2009 and 2008
(Dollars in thousands)

ASSETS	2009	2008

Current assets:
Cash and cash equivalents	$863	$2,325
Trade receivables, net of allowance for doubtful accounts of $1,059 and $1,194 in 2009 and 2008, respectively	55,291	69,513
Prepaid expenses and other current assets	10,044	16,697
Tires in service	4,336	3,765
Equipment held for resale	8,012	---
Income tax receivable	232	5,846
Deferred income taxes	2,780	3,035
Total current assets	81,558	101,181
Property and equipment	237,167	270,832
Less accumulated depreciation and amortization	70,025	64,633
Net property and equipment	167,142	206,199
Tires in service	1,581	1,483
Goodwill	19,137	19,137
Other assets	1,581	1,335
Total assets	$270,999	$329,335

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$5,461	$6,910
Accrued salaries and benefits	10,084	11,358
Accrued insurance and claims	8,508	9,086
Accrued fuel expense	8,592	12,170
Other accrued expenses	11,547	11,916
Current maturities of long-term debt	1,109	8,290
Current maturities of capital lease obligations	6,693	6,454
Total current liabilities	51,994	66,184
Long-term debt, net of current maturities	5,870	45,645
Capital lease obligations, net of current maturities	35,311	42,117
Deferred income taxes	34,132	31,512
Minority interest	25	25
Stockholders' equity:
Common stock, $0.033 par value, authorized 40,000,000 shares; issued and outstanding 23,840,677 and 23,704,046 shares at June 30, 2009 and 2008, respectively	787	782
Treasury stock at cost; 1,744,245 and 1,832,386 shares at June 30, 2009 and 2008, respectively	(12,025)	(12,633)
Additional paid-in capital	97,030	95,173
Retained earnings	63,437	60,881
Accumulated other comprehensive loss	(5,562)	(351)
Total stockholders' equity	143,667	143,852
Total liabilities and stockholders' equity	$270,999	$329,335

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended June 30, 2009, 2008, and 2007
(Dollars and shares in thousands, except per share amounts)

	2009	2008	2007
Revenue:
Freight revenue	$408,156	$457,482	$433,012
Fuel surcharges	82,182	108,413	69,680
Total revenue	490,338	565,895	502,692

Operating expenses:
Salaries, wages, and employee benefits	155,554	159,859	144,845
Fuel	125,922	163,111	116,251
Operations and maintenance	35,483	37,213	32,299
Insurance and claims	13,828	15,527	13,054
Depreciation and amortization	35,221	33,264	21,880
Revenue equipment rentals	29,138	25,596	31,900
Purchased transportation	55,789	82,205	73,699
Cost of products and services sold	5,818	6,406	6,961
Communications and utilities	4,929	5,117	4,838
Operating taxes and licenses	9,700	9,112	8,629
General and other operating	8,066	9,687	8,236
Total operating expenses	479,448	547,097	462,592

Operating income	10,890	18,798	40,100

Other (income) expense:
Interest income	(35)	(106)	(21)
Interest expense	3,589	5,028	3,532
Other	(227)	193	109
Income before income taxes	7,563	13,683	36,480
Provision for income taxes	5,007	7,147	14,228
Net income	$2,556	$6,536	$22,252

Earnings per common share:
Diluted earnings per share	$0.12	$0.29	$0.94
Basic earnings per share	$0.12	$0.29	$0.96
Weighted average shares outstanding:
Diluted	22,134	22,617	23,698
Basic	21,727	22,378	23,252

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30, 2009, 2008, and 2007
(Dollars in thousands)

	2009		2008		2007

Cash flows from operating activities:
Net income		$2,556		$6,536	$22,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		35,242		32,432	21,625
Loss on sale of equipment		38		833	255
Provision for deferred income taxes		2,923		10,166	10,311
Provision for doubtful accounts		94		911	366
Stock based compensation expense		2,293		1,905	1,827
Changes in assets and liabilities:
Trade receivables		13,323		(11,037)	(4,291)
Income tax receivable		5,351		(4,320)	3,690
Tires in service		(702)		(786)	(154)
Prepaid expenses and other current assets		(1,767)		(6,081)	(484)
Other assets		(380)		243	381
Accounts payable and accrued expenses		(6,238)		6,693	(2,185)
Net cash provided by operating activities		52,733		37,495	53,593
Cash flows from investing activities:
Purchase of property and equipment		(28,636)		(69,021)	(66,783)
Proceeds on sale of property and equipment		52,657		37,586	37,933
Purchase of businesses		(24,100)		---	(32,383)
Net cash used in investing activities		(79)		(31,435)	(61,233)
Cash flows from financing activities:
Proceeds from issuance of common stock		(28)		1,059	985
Repurchase of stock		---		(13,848)	---
Tax benefit from issuance of common stock		---		--	12
Proceeds of long-term debt		---		25,110	13,250
Payments on long-term debt		(46,920)		(10,797)	(4,180)
Principal payments on capital lease obligations		(6,567)		(6,449)	(2,911)
Net cash provided by (used in) financing activities		(53,515)		(4,925)	7,156
Effect of exchange rates on cash and cash equivalents		(601)		---	---
Increase (decrease) in cash and cash equivalents		(1,462)		1,135	(484)
Cash and cash equivalents at beginning of year		2,325		1,190	1,674
Cash and cash equivalents at end of year		$863		$2,325	$1,190
Supplemental disclosure of cash flow information:
Interest paid		$3,689		$5,188	$3,475
Income taxes paid		$349		$3,132	$6,701
Supplemental disclosure of non-cash investing activities:
Lease obligation/debt incurred in the purchase of equipment	$	---	$	---	$76,461

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended June 30, 2009, 2008, and 2007
(Dollars in thousands, except share amounts)

	Common Stock No. of Shares Outstanding	Amount	Additional Paid-In Capital	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity

Balance at June 30, 2006	23,111,367	$763	$90,828		---	$32,092	$(2,256)	$121,427

Net income	---	---	---		---	22,253	---	22,253
Equity adjustments for foreign currency translation, net of tax	---	---	---		---	---	871	871
Comprehensive income	---	---	---		---	22,253	871	23,124
Tax benefits from stock options	---	---	12		---	---	---	12
Restricted stock and options expense	68,160	2	1,770		---	---	---	1,772
Exercise of incentive stock options	401,718	13	972		---	---	---	985
Balance at June 30, 2007	23,581,245	$778	$93,582	$	---	$54,345	$(1,385)	$147,320

Net income	---	---	---		---	6,536	---	6,536
Equity adjustments for foreign currency translation, net of tax	---	---	---		---	---	1,034	1,034
Comprehensive income	---	---	---		---	6,536	1,034	7,570
Treasury stock purchases	(2,000,000)	---	---		(13,848)	---	---	(13,848)
Treasury stock issued	---	(5)	(1,180)		1,185	---	---	---
Restricted stock and options expense	28,974	1	1,750		---	---	---	1,750
Exercise of incentive stock options	261,441	8	1,021		30	---	---	1,059
Balance at June 30, 2008	21,871,660	$782	$95,173		$(12,633)	$60,881	$(351)	$143,852

Net income	---	---	---		---	2,556	---	2,556

Equity adjustments for foreign currency translation, net of tax	---	---	---		---	---	(5,211)	(5,186)
Comprehensive income (loss)	---	---	---		---	2,556	(5,211)	(2,655)
Treasury stock issued	---	---	(551)		553	---	---	2
Restricted stock and options expense	216,897	5	2,434		---	---	---	2,439
Exercise of incentive stock options	7,875	---	(26)		55	---	---	29
Balance at June 30, 2009	22,096,432	$787	$97,030		$(12,025)	$63,437	$(5,562)	$143,667

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

(1)	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Celadon Group, Inc. (the "Company"), through its subsidiaries, provides transportation services between the United States, Canada, and Mexico. The Company's primary trucking subsidiaries are: Celadon Trucking Services, Inc. ("CTSI"), a U.S. based company; Celadon Logistics Services, Inc. ("CLSI"), a U.S. based company; Servicio de Transportation Jaguar, S.A. de C.V. ("Jaguar"), a Mexican based company; and Celadon Canada, Inc. ("CelCan"), a Canadian based company.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade receivables. The Company performs ongoing credit evaluations of its customers and does not require collateral for its accounts receivable. The Company maintains reserves which management believes are adequate to provide for potential credit losses. Uncollectible accounts receivable are written off against the reserves. Concentrations of credit risk with respect to trade receivables are generally limited due to the Company's large number of customers and the diverse range of industries which they represent. Accounts receivable balances due from any single customer did not total more than 5% of the Company's gross trade receivables at June 30, 2009.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

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

Operating leases

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

Equipment held for sale

Equipment held for sale represents the proceeds to be received for tractors that have been parked and to be sold at a predetermined sales price. The sale is expected to be completed within the next 60-90 days.   Loss on these units has been recognized as part of depreciation and amortization.

Tires in Service

Original and replacement tires on tractors and trailers are included in tires in service and are amortized over 18 to 36 months.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

Goodwill

    The consolidated balance sheets at June 30, 2009 and 2008 included goodwill of acquired businesses of approximately $19.1 million for both years. These amounts have been recorded as a result of business acquisitions accounted for under the purchase method of accounting. Under Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is tested for impairment annually (or more often, if an event or circumstance indicates that an impairment loss has been incurred). The Company performed its annual goodwill impairment assessment under  SFAS 142, as of April 1, 2009 and the Company's market capitalization was less than its book value at such date, indicating a potential devaluation of the Company's assets.  The Company determined that no impairment had occurred as of the measurement date based upon a set of assumptions which represent the Company's best estimate of future performance at this time.  The Company has reconciled the aggregate estimated fair value of reporting units to the market capitalization of the consolidated Company.  In addition to traditional control premiums, the Company noted that the overall market conditions have depressed the stock value.  Based on these factors, the Company concluded that the market capitalization with the control premium represents the fair value of the Company.

    Tests for impairment include estimating the fair value of our reporting units. As required by SFAS No. 142, we compare the estimated fair value of our reporting units with their respective carrying amounts including goodwill. We define a reporting unit as an operating segment. Under SFAS No. 142, fair value refers to the amount for which the entire reporting unit could be bought or sold. Our methods for estimating reporting unit values include market quotations and other valuation techniques, such as discounted cash flows and multiples of earnings, revenue, or other financial measures. With the exception of market quotations, all of these methods involve significant estimates and assumptions, including estimates of future financial performance and the selection of appropriate discount rates and valuation multiples.

Insurance Reserves

     The primary claims arising for us consist of cargo liability, personal injury, property damage, collision and comprehensive, workers' compensation, and employee medical expenses. We maintain self-insurance levels for these various areas of risk and have established reserves to cover these self-insured liabilities. We also maintain insurance to cover liabilities in excess of these self-insurance amounts. Claims reserves represent accruals for the estimated uninsured portion of reported claims, including adverse development of reported claims, as well as estimates of incurred but not reported claims. Reported claims and related loss reserves are estimated by third party administrators, and we refer to these estimates in establishing our reserves. Claims incurred but not reported are estimated based on our historical experience and industry trends, which are continually monitored, and accruals are adjusted when warranted by changes in facts and circumstances. In establishing our reserves we must take into account and estimate various factors, including, but not limited to, assumptions concerning the nature and severity of the claim, the effect of the jurisdiction on any award or settlement, the length of time until ultimate resolution, inflation rates in health care, and in general interest rates, legal expenses, and other factors. Our actual experience may be different than our estimates, sometimes significantly. Changes in assumptions as well as changes in actual experience could cause these estimates to change. Insurance and claims expense will vary from period to period based on the severity and frequency of claims incurred in a given period.  The administrative expenses associated with these reserves are expensed when paid.

Litigation

     Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources, are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

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

Advertising

Advertising costs are expensed as incurred by the Company. Advertising expense primarily consists of recruiting for new drivers.  Advertising expenses for fiscal 2009, 2008, and 2007 were $1.2 million, $1.3 million, and $1.4 million, respectively, and are included in salaries, wages, and employee benefits and other operating expenses in the Consolidated Statements of Operations.

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

Accounting for Derivatives

The Company had no derivative financial instruments in place in fiscal 2009, 2008, or 2007 to reduce exposure to fuel price fluctuations.  We currently have contracts for 1.5 million Mexican pesos per month over the next six months, representing approximately 16% of our Mexican currency exposure.  Derivative gains/(losses), initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.  SFAS No. 133, Accounting for Certain Derivatives and Hedging Activities, requires that all derivative instruments be recorded on the balance sheet at their respective fair values.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

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

Stock-based Employee Compensation Plans

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Share-Based Payments ("SFAS 123(R)"), revising SFAS No. 123, Accounting for Stock Based Compensation; superseding Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance; and amending SFAS No. 95, Statement of Cash Flows. SFAS 123(R) requires companies to recognize the grant date fair value of stock options and other equity-based compensation issued to employees in its income statement. See Note 6 for the impact to the Company.

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

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157").  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  It also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, FASB issued Staff Position No. 157-2, which provides a one-year delayed application of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company's adoption of the provisions of SFAS 157 with respect to the financial assets and liabilities measured at fair value did not have a material impact on the fair value measurements or the consolidated financial statements.  In accordance with SFAS 157-2 the Company is currently evaluating the potential impact of applying the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities beginning in fiscal 2010, including, but not limited to, the valuation of the Company's reporting units for the purpose of assessing goodwill impairment, the valuation of property and equipment when assessing long-lived asset impairment, and the valuation of assets acquired and liabilities assumed in business combinations.  In October 2008, the FASB issued SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which became effective upon issuance, including periods for which financial statements have not been issued.  SFAS 157-3 clarifies the application of SFAS 157.  The Company's adoption of SFAS 157-3 in determination of fair values did not have a material impact on the consolidated financial statements.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009. We are currently assessing the potential impact that adoption of SFAS 165 would have on our financial statements.

(2)	ACQUISITIONS

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

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

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

(3)	PROPERTY, EQUIPMENT, AND LEASES

Property and equipment consists of the following (in thousands):

	2009	2008
Revenue equipment owned	$154,416	$187,416
Revenue equipment under capital leases	57,076	57,239
Furniture and office equipment	5,037	4,970
Land and buildings	16,685	17,007
Service equipment	806	1,203
Leasehold improvements	3,147	2,997
	$237,167	$270,832

Included in accumulated depreciation was $10.3 million and $6.2 million in 2009 and 2008, respectively, related to revenue equipment under capital leases. Depreciation and amortization expense relating to property and equipment owned and revenue equipment under capital leases, including gains (losses) on disposition of equipment, was $35.2 million in 2009, $33.3 million in 2008, and $21.9 million in 2007.

(4)	LEASE OBLIGATIONS AND LONG-TERM DEBT

Lease Obligations

The Company leases certain revenue and service equipment under long-term lease agreements, payable in monthly installments.

Equipment obtained under capital leases is reflected on the Company's balance sheet as owned and the related leases bear interest at rates ranging from 3.7% to 5.2% per annum, maturing at various dates through 2013.

Assets held under operating leases are not recorded on the Company's balance sheet. The Company leases revenue and service equipment under noncancellable operating leases expiring at various dates through June 2016.

The Company leases warehouse and office space under noncancellable operating leases expiring at various dates through September 2021. Certain real estate leases contain renewal options.

Total rental expense under operating leases was as follows for 2009, 2008, and 2007 (in thousands):

	2009	2008	2007
Revenue and service equipment	$29,138	$25,596	$31,900
Office facilities and terminals	3,025	2,912	3,094
	$32,163	$28,508	$34,994

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

Future minimum lease payments relating to capital leases and to operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

Year ended June 30,	Capital Leases	Operating Leases

2010	$8,487	$43,010
2011	16,747	41,281
2012	18,770	59,000
2013	1,804	15,591
2014	----	13,070
Thereafter	----	17,555
Total minimum lease payments	$45,808	$189,507
Less amounts representing interest	3,804
Present value of minimum lease payments	$42,004
Less current maturities	6,693
Non-current portion	$35,311

The Company is obligated for lease residual value guarantees of $75.4 million, with $6.0 million due in fiscal 2010. The guarantees are included in the future minimum lease payments above. To the extent the expected value at lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term.

Long-Term Debt

The Company's outstanding borrowings excluding capital leases set forth above consist of the following at June 30 (in thousands):

	2009	2008
Outstanding amounts under Credit Agreement	$5,490	$43,110
Other borrowings	1,489	10,825
	6,979	53,935
Less current maturities	1,109	8,290
Non-current portion	$5,870	$45,645

Lines of Credit

On September 26, 2005, Celadon Group, Inc., Celadon Trucking Services, Inc., and TruckersB2B entered into an unsecured Credit Agreement (the "Credit Agreement") with LaSalle Bank National Association, as administrative agent, and LaSalle Bank National Association, Fifth Third Bank (Central Indiana), and JPMorgan Chase Bank, N.A., as lenders. The Credit Agreement was amended on December 23, 2005, by the First Amendment to Credit Agreement, pursuant to which Celadon Logistics Services, Inc. was added as a borrower to the Credit Agreement.  The Credit Agreement was also amended on June 30, 2007 and January 22, 2008 by the Second Amendment to Credit Agreement and Third Amendment to Credit Agreement, respectively.  On August 11, 2009, the Credit Agreement was amended and restated (the "Restatement").  Pursuant to the Restatement, (i) the maximum available borrowing limit under the Credit Agreement was reduced from a $70 million unsecured line to a $40 million secured line and (ii) certain financial covenants were adjusted as follows: Minimum Fixed Charge ratio to a minimum of .90, Maximum Lease-Adjusted Total Debt to EBITDAR ratio up to 3.25 to 1, Minimum Tangible Net Worth to $100 million, and the Minimum Asset Coverage ratio to be no less than 1.25 to 1. The Restatement and the financial covenants included therein were in effect starting June 30, 2009, at which time we were in compliance with the restated covenants. The Credit Agreement, as amended by the Restatement, matures on January 23, 2013.  The Credit Agreement is intended to provide for ongoing working capital needs and general corporate purposes.  Borrowings under the Credit Agreement are based, at the option of the Company, on a base rate equal to the greater of the federal funds rate plus an applicable margin between 0.75% and 1.50% and the administrative agent's prime rate or LIBOR plus an applicable margin between 2.25% and 3.00% that is adjusted quarterly based on cash flow coverage.  The Credit Agreement is guaranteed by Celadon E-Commerce, Inc., Celadon Canada, Inc., and Jaguar, each of which is a subsidiary of the Company.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

The Credit Agreement, as amended by the Restatement, has a maximum revolving borrowing limit of $40.0 million.  Letters of credit are limited to an aggregate commitment of $15.0 million and a swing line facility has a limit of $3.0 million.  A commitment fee that is adjusted quarterly between 0.375% and 0.500% per annum based on cash flow coverage is due on the daily unused portion of the Credit Agreement.  The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, mergers, consolidations, acquisitions and dispositions, and total indebtedness.  At June 30, 2009, $5.5 million of our credit facility was utilized as outstanding borrowings and $4.2 million was utilized for standby letters of credit. Our effective interest rate at June 30, 2009 was 3.25%.

Other Borrowings

Other borrowings consist primarily of mortgage debt financing and notes payable for equipment purchase, which are collateralized by the equipment. At June 30, 2009, the interest rate charged on outstanding borrowings ranged from 3.25% to 19.2%.

Maturities of long-term debt for the years ending June 30 are as follows (in thousands):

2010	$1,109
2011	336
2012	44
2013	5,490
$6,979

(5)	EMPLOYEE BENEFIT PLANS

401(k) Profit Sharing Plan

The Company has a 401(k) profit sharing plan, which permits U.S. employees of the Company to contribute up to 50% of their annual compensation, up to certain Internal Revenue Service limits, on a pretax basis. The contributions made by each employee are fully vested immediately and are not subject to forfeiture. The Company makes a discretionary matching contribution of up to 50% of the employee's contribution up to 5% of their annual compensation. Effective April 1, 2009, the Company suspended the discretionary matching contribution.  The aggregate Company contribution may not exceed 5% of the employee's compensation. Employees vest in the Company's contribution to the plan at the rate of 20% per year from the date of employee anniversary. Contributions made by the Company during 2009, 2008, and 2007 amounted to $205,000, $268,000, and $331,000, respectively.

(6)	STOCK PLANS

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based upon a grant-date fair value of an award.

In January 2006, stockholders approved the 2006 Omnibus Incentive Plan ("2006 Plan") that provides various vehicles to compensate the Company's key employees. The 2006 Plan utilizes such vehicles as stock options, restricted stock grants, and stock appreciation rights ("SARs"). The 2006 Plan authorized the Company to grant 1,687,500 shares. In November 2008, an additional 1,000,000 shares were authorized under an amendment to the 2006 Plan.  In fiscal 2009, the Company granted 12,500 stock options and 248,866 restricted stock grants. In fiscal 2008, the Company granted 730,990 stock options and 59,426 restricted stock grants. The Company is authorized to grant an additional 1,050,451 shares.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

The total compensation cost that has been recorded for such stock-based awards was an expense of $2.3 million in fiscal 2009, $1.9 million in fiscal 2008, and $1.8 million in fiscal 2007. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.4 million in fiscal 2009, $0.7 million in fiscal 2008, and $0.8 million in fiscal 2007.

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

A summary of the activity of the Company's stock option plans as of June 30, 2009 and changes during the period then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at June 30, 2007	1,064,992	$9.54	7.06	$6,879,503
Granted	730,990	$9.95	---	---
Forfeited or expired	(214,643)	$15.42
Exercised	(261,441)	$4.03	---	---
Outstanding at June 30, 2008	1,319,898	$9.90	7.98	$1,742,049
Granted	12,500	$9.36	---	---
Forfeited or expired	(34,681)	$12.24
Exercised	(7,875)	$3.33	---	---
Outstanding at June 30, 2009	1,289,842	$9.87	7.04	$677,650
Exercisable at June 30, 2009	680,714	$10.08	6.20	$667,570

The total intrinsic value of options exercised during fiscal 2009, 2008, and 2007 was $0.1 million, $0.9 million, and $5.3 million, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	2009	2008	2007
Weighted-average grant date fair value	$3.91	$4.47	$9.97
Dividend yield	0	0	0
Expected volatility	53.4%	41.9%	64.2%
Risk-free interest rate	1.53%	3.93%	4.92%
Expected lives	3 years	4 years	4 years

Expected volatility is based upon the historical volatility of the Company's stock. The risk-free rate is based upon the U.S. Treasury yield curve in effect at the time of grant. Expected lives are based upon the historical experience of the Company.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

Restricted Shares
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at June 30, 2007	203,182	$12.73
Granted	59,426	$8.82
Forfeited	(30,452)	$10.83
Vested	(75,956)	$11.48
Unvested at June 30, 2008	156,200	$12.22
Granted	248,866	$11.40
Forfeited	(31,969)	$14.78
Vested	(63,391)	$9.72
Unvested at June 30, 2009	309,706	$11.81

Restricted shares granted to employees have been granted subject to achievement of certain time-based or performance targets and vest 25% or 33% each year, commencing with the first anniversary of the grant date.  The weighted average grant date share prices were $11.40, $8.82, and $16.79 in fiscal 2009, 2008, and 2007, respectively.

As of June 30, 2009, we had $1.7 million and $2.8 million of total unrecognized compensation expense related to stock options and restricted stock, respectively, that is expected to be recognized over the remaining weighted average period of approximately 2.6 years for stock options and 1.8 years for restricted stock.

Stock Appreciation Rights

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at June 30, 2007	254,390	$8.59
Paid	(50,064)	$8.32
Forfeited	(37,124)	$8.59
Unvested at June 30, 2008	167,202	$8.68
Paid	(19,322)	$8.92
Forfeited	(3,036)	$8.64
Vested at June 30, 2009	144,844	$8.64

Stock appreciation rights were granted to employees vesting on a 3 or 4 year vesting schedule. The weighted average grant date share price was $8.64 and $8.68 for fiscal 2009 and 2008, respectively. The Company recognized a benefit of $0.3 million and $1.0 million in fiscal 2009 and 2008, respectively, for vested stock appreciation rights.

During the first quarter of fiscal 2007, the Company gave SARs grantees the opportunity to enter into an alternative fixed compensation arrangement whereby the grantee would forfeit all rights to SARs compensation in exchange for a guaranteed quarterly payment for the remainder of the underlying SARs term.  This alternative arrangement is subject to continued service to the Company or one of its subsidiaries.  These fixed payments were accrued quarterly from July 1, 2006 to March 31, 2009, and have now all been paid in full. The Company offered this alternative arrangement to mitigate the volatility to earnings from stock price variance on the SARs.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

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

Unless a 15% acquisition has occurred, the Rights may be redeemed by the Company at any time prior to the termination date of the plan.

(7)	STOCK REPURCHASE PROGRAMS

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

(8)	EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators used in computing earnings per share (in thousands):

	2009	2008	2007

Net income	$2,556	$6,536	$22,252
Basic earnings per share:
Weighted - average number of common shares outstanding	21,727	22,378	23,252
Basic earnings per share	$0.12	$0.29	$0.96

Diluted earnings per share:
Weighted - average number of common shares outstanding	21,727	22,378	23,252
Effect of stock options and other incremental shares	407	239	446
Weighted - average number of common shares outstanding - diluted	22,134	22,617	23,698
Diluted earnings per share	$0.12	$0.29	$0.94

The Company has 1,158,030 options in fiscal 2009, 1,182,903 options in fiscal 2008, and 692,570 options in fiscal 2007 that could potentially dilute basic earnings per share that were excluded from the EPS calculation as they are antidilutive in the current year.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

(9)	COMMITMENTS AND CONTINGENCIES

The Company has outstanding commitments to purchase approximately $57.6 million of revenue equipment at June 30, 2009.

Standby letters of credit, not reflected in the accompanying consolidated financial statements, aggregated approximately $4.2 million at June 30, 2009.

The Company has an employment agreement with the Chief Executive Officer providing for minimum combined annual compensation of $700,000 in fiscal 2010.

There are various claims, lawsuits, and pending actions against the Company and its subsidiaries in the normal course of the operation of their businesses with respect to cargo, auto liability, or income taxes.

On August 8, 2007, the 384th District Court of the State of Texas situated in El Paso, Texas, rendered a judgment against CTSI, for approximately $3.4 million in the case of Martinez v. Celadon Trucking Services, Inc., which was originally filed on September 4, 2002. The case involves a workers' compensation claim of a former employee of CTSI who suffered a back injury as a result of a traffic accident. CTSI and the Company believe all actions taken were proper and legal and contend that the proper and exclusive place for resolution of this dispute was before the Indiana Workers Compensation Board. While there can be no certainty as to the outcome, the Company believes that the ultimate resolution of this dispute will not have a materially adverse effect on its consolidated financial position or results of operations. CTSI filed an appeal of the decision to the Texas Court of Appeals in October 2007.  Appellate briefs have been filed by Celadon and the plaintiff and the ATA Litigation Center has filed an amicus curiae brief in support of Celadon's position.  We are waiting to hear if the Court of Appeals will entertain oral argument on the briefs or simply render a decision on the briefs alone.

(10)	RELATED PARTY TRANSACTIONS

From August 2007 to June 2008, the Company used rent-free, an approximately nine acre parcel of land located on Interstate 37 near Indianapolis, Indiana, to evaluate the prospects for operating a used-equipment business to dispose of a portion of its own tractors and trailers in the ordinary course of business.  The Company intends to continue the equipment sales business and found the location to be favorable.  The land was owned by Will LLC, an Indiana Limited Liability Company owned and managed by Mrs. Will, the wife of Paul Will, the Company's Vice Chairman of the Board, Executive Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary ("Will LLC").  On June 20, 2008, the Company purchased the parcel from Will LLC at a cost of $97,500 per acre, or a total of $821,222.  Prior to entry into the purchase agreement with the Company, Will LLC had received written offers to purchase the parcel from independent third parties at prices of $95,000 and $100,000 per acre, respectively.  Mrs. Will, as the sole member of Will LLC, had a financial interest in the transaction equal to the total purchase price.  The transaction was reviewed and approved in advance by the Company's Audit and Corporate Governance Committee of the Board of Directors.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

(11)	INCOME TAXES

The income tax provision for operations in 2009, 2008, and 2007 consisted of the following (in thousands):

	2009	2008	2007
Current:
Federal	$753	$(2,246)	$3,509
State and local	328	(462)	1,181
Foreign	(25)	(311)	(773)
Total Current	1,056	(3,019)	3,917
Deferred:
Federal	3,445	9,440	9,593
State and local	396	1,788	524
Foreign	110	(1,062)	194
Total Deferred	3,951	10,166	10,311
Total	$5,007	$7,147	$14,228

No benefit has been recognized for U.S. federal income taxes on undistributed losses of foreign subsidiaries of approximately $0.6 million at June 30, 2009.  Included in the consolidated income before income taxes is a loss of approximately $0.5 million from foreign operations in fiscal 2009.

The Company's income tax expense varies from the statutory federal tax rate of 35% applied to income before income taxes as follows (in thousands):

	2009	2008	2007

Computed "expected" income tax expense	$2,647	$4,792	$12,768
State taxes, net of federal benefit	472	862	1,108
Non-deductible expenses	1,535	1,398	1,368
Other, net	353	95	(1,016)
Actual income tax expense	$5,007	$7,147	$14,228

Income tax expense for fiscal 2009 included an adjustment of approximately $300,000 related to per diem calculations for prior years.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2009 and 2008 consisted of the following (in thousands):

	2009	2008
Deferred tax assets:
Deferred equity compensation	$1,564	$1,157
Insurance reserves	3,014	3,857
Other	3,488	3,362
Total deferred tax assets	$8,066	$8,376

Deferred tax liabilities:
Property and equipment	$(32,078)	$(29,680)
Goodwill	(3,736)	(3,258)
Capital leases	(1,866)	(2,322)
Other	(1,738)	(1,593)
Total deferred tax liabilities	$(39,418)	$(36,853)

Net current deferred tax assets	$2,780	$3,035
Net non-current deferred tax liabilities	(34,132)	(31,512)
Total net deferred tax liabilities	$(31,352)	$(28,477)

     As of June 30, 2009, the Company had operating loss carry-forwards for income tax purposes of $3.8 million, which have expiration dates of 2014 and after.

     Effective July 1, 2007, we adopted FIN 48, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As of June 30, 2009 the Company recorded a $0.7 million liability for unrecognized tax benefits, a portion of which represents penalties and interest.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

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

	Fiscal year ended June 30, (Dollars in thousands)
	2009	2008	2007
Total revenues
Transportation	$481,810	$556,571	$492,692
E-Commerce	8,528	9,324	10,000
	490,338	565,895	502,692
Operating income
Transportation	9,611	17,363	38,539
E-Commerce	1,279	1,435	1,561
	10,890	18,798	40,100
Depreciation and amortization
Transportation	35,205	33,247	21,862
E-Commerce	16	17	18
	35,221	33,264	21,880
Interest income
Transportation	(35)	(106)	(21)

Interest expense
Transportation	3,589	5,028	3,532
E-Commerce	---	---	---
	3,589	5,028	3,532
Income before taxes
Transportation	5,978	12,059	34,882
E-Commerce	1,585	1,624	1,599
	7,563	13,683	36,481
Goodwill
Transportation	16,702	16,702	16,702
E-Commerce	2,435	2,435	2,435
	19,137	19,137	19,137
Total assets
Transportation	262,369	322,080	301,286
E-Commerce	8,630	7,255	5,627
	270,999	329,335	306,913

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

Information as to the Company's operations by geographic area is summarized below (in thousands). The Company allocates total revenue based on the country of origin of the tractor hauling the freight.

	2009	2008	2007
Total revenue:
United States	$429,418	$477,830	$414,360
Canada	35,414	56,320	58,790
Mexico	25,506	31,745	29,542
Total	$490,338	$565,895	$502,692

Long lived assets:
United States	$169,394	$203,728	$198,886
Canada	9,997	11,753	9,211
Mexico	10,051	12,673	9,910
Total	$189,442	$228,154	$218,007

No customer accounted for more than 5% of the Company's total revenue during any of its three most recent fiscal years.

(13)	SELECTED QUARTERLY DATA (Unaudited)

Summarized quarterly data for fiscal 2009 and 2008 follows (in thousands except per share amounts):

	Fiscal Year 2009
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

Total revenues	$146,868	$119,646	$106,877	$116,947
Operating expenses	139,917	115,292	108,747	115,492

Operating income (loss)	6,951	4,354	(1,870)	1,455
Other expense, net	1,097	1,004	821	405

Income (loss) before taxes	5,854	3,350	(2,691)	1,050
Income (loss) tax expense	3,085	1,652	(613)	883

Net income (loss)	$2,769	$1,698	$(2,078)	$167

Basic income (loss) per share	$0.13	$0.08	$(0.10)	$0.01
Diluted income (loss) per share	$0.13	$0.08	$(0.10)	$0.01

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

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

SCHEDULE II

CELADON GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS

Years ended June 30, 2009, 2008, and 2007

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period

Year ended June 30, 2007:
Allowance for doubtful accounts	$1,268,925	$366,099	$458,693	(a)	$1,176,331
Reserves for claims payable as self insurer	$7,732,545	$9,097,620	$9,708,932	(b)	$7,121,233

Year ended June 30, 2008:
Allowance for doubtful accounts	$1,176,331	$910,719	$892,965	(a)	$1,194,085
Reserves for claims payable as self insurer	$7,121,233	$13,198,369	$10,196,906	(b)	$10,122,696

Year ended June 30, 2009:
Allowance for doubtful accounts	$1,194,085	$94,435	$229,981	(a)	$1,058,539
Reserves for claims payable as self insurer	$10,122,696	$12,527,582	$13,161,103	(b)	$9,489,175

________________________

(a)	Represents accounts receivable write-offs.
(b)	Represents claims paid.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting or financial disclosure within the last two fiscal years.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us and our consolidated subsidiaries is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of June 30, 2009, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers, and effected by the board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail, accurately, and fairly reflect the transactions and dispositions of our assets;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

    Based on its assessment, management believes that, as of June 30, 2009, our internal control over financial reporting is effective based on those criteria.

Design and Changes in Internal Control over Financial Reporting

    The design, monitoring, and revision of the system of internal accounting controls involves, among other things, management's judgments with respect to the relative cost and expected benefits of specific control measures.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of June 30, 2009 has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their attestation report.  See "Financial Statements and Supplementary Data" under Item 8 of this Annual Report for KPMG, LLP's attestation report.

Item 9B.	Other Information

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

Item 10.                 Directors, Executive Officers, and Corporate Governance

The information required by this Item, with the exception of the Code of Ethics disclosure below, is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2009 Annual Meeting of Stockholders.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics was filed as Exhibit 14 to our Annual Report on Form 10-K for the year ended June 30, 2003, filed with the SEC on September 19, 2003.

Item 11.                 Executive Compensation

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2009 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item, is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2009 Annual Meeting of Stockholders. The following table provides certain information as of June 30, 2009, with respect to our compensation plans and other arrangements under which shares of our common stock are authorized for issuance.

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of June 30, 2009:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,470,736	$9.87	1,050,541

Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable

Item 13.                 Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2009 Annual Meeting of Stockholders.

Item 14.                 Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2009 Annual Meeting of Stockholders.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules
Page Number of Annual Report on Form 10-K
(a) List of Documents filed as part of this Report

(1) Financial Statements

Report of Independent Registered Public Accounting Firm - KPMG LLP	31

Consolidated Balance Sheets	33

Consolidated Statements of Operations	34

Consolidated Statements of Cash Flows	35

Consolidated Statements of Stockholders' Equity	36

Notes to Consolidated Financial Statements	37

(2) Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts	55

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

10.23
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

21	Subsidiaries. #
23	Consent of Independent Registered Public Accounting Firm - KPMG LLP. #
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer. #
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company's Chief Financial Officer. #
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer. #
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company's Chief Financial Officer. #
_______________________
*	Management contract or compensatory plan or arrangement.
#	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this September 4, 2009.

Celadon Group, Inc.

By:	/s/Stephen Russell
Stephen Russell Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Stephen Russell	Chairman of the Board and	September 4, 2009
Stephen Russell	Chief Executive Officer (Principal Executive Officer)

/s/Paul Will	Vice Chairman of the Board, Chief Financial Officer,	September 4, 2009
Paul A. Will	Treasurer, and Assistant Secretary (Principal Financial and Accounting Officer)

/s/Michael Miller	Director	September 4, 2009
Michael Miller

/s/Anthony Heyworth	Director	September 4, 2009
Anthony Heyworth

/s/Catherine Langham	Director	September 4, 2009
Catherine Langham

EXHIBIT INDEX
Exhibit Number	Description
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

10.23
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

21	Subsidiaries. #
23	Consent of Independent Registered Public Accounting Firm - KPMG LLP. #
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer. #
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company's Chief Financial Officer. #
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer. #
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company's Chief Financial Officer. #

_______________________
*	Management contract or compensatory plan or arrangement.
#	Filed herewith.