Form 10-Q
period 2009-09-30
CELADON GROUP INC
filed 2009-10-30
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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
Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [ ]

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
Yes [ ] No [X]

As of October 30, 2009 (the latest practicable date), 22,081,363 shares of the registrant's common stock, par value $0.033 per share, were outstanding.

CELADON GROUP, INC.

Index to

September 30, 2009 Form 10-Q

Part I.                 Financial Information

Item I.                 Financial Statements

CELADON GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2009 and June 30, 2009
(Dollars in thousands except per share and par value amounts)

	September 30, 2009	June 30, 2009
ASSETS	(unaudited)

Current assets:
Cash and cash equivalents	$1,917	$863
Trade receivables, net of allowance for doubtful accounts of $1,016 and $1,059 at September 30, 2009 and June 30, 2009, respectively	60,364	55,291
Prepaid expenses and other current assets	16,488	10,044
Tires in service	5,379	4,336
Equipment held for resale	---	8,012
Income tax receivable	---	232
Deferred income taxes	2,878	2,780
Total current assets	87,026	81,558
Property and equipment	243,043	237,167
Less accumulated depreciation and amortization	76,010	70,025
Net property and equipment	167,033	167,142
Tires in service	1,192	1,581
Goodwill	19,137	19,137
Other assets	1,592	1,581
Total assets	$275,980	$270,999

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$5,545	$5,461
Accrued salaries and benefits	11,401	10,084
Accrued insurance and claims	8,708	8,508
Accrued fuel expense	9,428	8,592
Other accrued expenses	12,887	11,547
Current maturities of long-term debt	968	1,109
Current maturities of capital lease obligations	6,757	6,693
Provision for income taxes	947	---
Total current liabilities	56,641	51,994
Long-term debt, net of current maturities	7,082	5,870
Capital lease obligations, net of current maturities	33,580	35,311
Deferred income taxes	33,116	34,132
Minority interest	---	25
Stockholders' equity:
Common stock, $0.033 par value, authorized 40,000,000 shares; issued 23,756,003 and 23,840,677 shares at September 30, 2009 and June 30, 2009, respectively	784	787
Treasury stock at cost; 1,674,640 and 1,744,245 shares at September 30, 2009 and June 30, 2009, respectively	(11,546)	(12,025)
Additional paid-in capital	97,219	97,030
Retained earnings	63,520	62,955
Accumulated other comprehensive loss	(4,416)	(5,080)
Total stockholders' equity	145,561	143,667
Total liabilities and stockholders' equity	$275,980	$270,999

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended September 30, 2009 and 2008
(Dollars in thousands except per share amounts)
(Unaudited)

	2009	2008

Revenue:
Freight revenue	$110,686	$109,289
Fuel surcharges	17,151	37,579
Total revenue	127,837	146,868

Operating expenses:
Salaries, wages, and employee benefits	40,005	41,329
Fuel	29,737	48,066
Operations and maintenance	8,682	9,387
Insurance and claims	3,945	3,619
Depreciation and amortization	7,997	8,032
Revenue equipment rentals	9,376	6,063
Purchased transportation	18,128	15,761
Cost of products and services sold	1,632	1,569
Communications and utilities	1,238	1,218
Operating taxes and licenses	2,362	2,384
General and other operating	2,018	2,489
Total operating expenses	125,120	139,917

Operating income	2,717	6,951

Other (income) expense:
Interest income	(21)	(5)
Interest expense	663	1,102
Other (income) expense, net	91	---
Income before income taxes	1,984	5,854
Provision for income taxes	1,419	3,085
Net income	$565	$2,769

Earnings per common share:
Diluted earnings per share	$0.03	$0.13
Basic earnings per share	$0.03	$0.13
Average shares outstanding:
Diluted	22,190	22,031
Basic	21,847	21,581

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended September 30, 2009 and 2008
(Dollars in thousands)
(Unaudited)

	2009	2008

Cash flows from operating activities:
Net income	$565	$2,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,561	9,065
(Gain)\Loss on sale of equipment	436	(1,033)
Stock based compensation	1,061	1,027
Deferred income taxes	(1,143)	(1,881)
Provision for doubtful accounts	133	44
Changes in assets and liabilities:
Trade receivables	(5,072)	5,338
Income tax receivable	1,246	5,018
Tires in service	(639)	(540)
Prepaid expenses and other current assets	1,648	(99)
Other assets	221	(170)
Accounts payable and accrued expenses	2,937	(235)
Net cash provided by operating activities	8,954	19,303

Cash flows from investing activities:
Purchase of property and equipment	(11,718)	(10,563)
Proceeds on sale of property and equipment	4,256	10,409
Net cash used in investing activities	(7,462)	(154)

Cash flows from financing activities:
Payments (borrowings) on long-term debt	1,071	(19,666)
Principal payments under capital lease obligations	(1,667)	(1,645)
Net cash used in financing activities	(596)	(21,311)
Effect of exchange rates on cash and cash equivalents	158	---
Increase (decrease) in cash and cash equivalents	1,054	(2,162)
Cash and cash equivalents at beginning of period	863	2,325
Cash and cash equivalents at end of period	$1,917	$163
Supplemental disclosure of cash flow information:
Interest paid	$740	$1,189
Income taxes paid	$1,355	---

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

1.             Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Celadon Group, Inc. and its majority owned subsidiaries (the "Company").  All material intercompany balances and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements.  Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (all of a normal recurring nature), which are necessary for a fair presentation of the financial condition and results of operations for these periods.  The results of operations for the interim period are not necessarily indicative of the results for a full year.  These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

2.             New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which was primarily codified into Topic 820 in the Accounting Standards Codification ("ASC").  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  It also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, FASB issued Staff Position No. 157-2, which provides a one-year delayed application of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company's adoption of the provisions of SFAS 157 with respect to the financial assets and liabilities measured at fair value did not have a material impact on the fair value measurements or the consolidated financial statements.  In accordance with SFAS 157-2, the Company's adoption did not have a material impact on nonfinancial assets and nonfinancial liabilities, including, but not limited to, the valuation of the Company's reporting units for the purpose of assessing goodwill impairment, the valuation of property and equipment when assessing long-lived asset impairment, and the valuation of assets acquired and liabilities assumed in business combinations.  In October 2008, FASB issued SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which became effective upon issuance, including periods for which financial statements have not been issued.  SFAS 157-3 clarifies the application of SFAS 157.  The Company's adoption of SFAS 157-3 in determination of fair values did not have a material impact on the consolidated financial statements.

In December 2007, FASB issued SFAS No. 141R (revised 2007), Business Combinations ("SFAS 141R"), which was primarily codified into Topic 805 Business Combinations in the ASC.  The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred.  SFAS 141R was effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed after that date.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 ("SFAS 160"), which was primarily codified in to Topic 810 Consolidations in the ASC, and changes the accounting and reporting for minority interests.  Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 was effective for us beginning July 1, 2009 and did not have a material impact on the consolidated financial statements.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 ("SFAS 161"), which was primarily codified into Topic 815 Derivatives and Hedging in the ASC.  SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The Company adopted this statement effective July 1, 2009.

In May 2009, FASB issued SFAS No. 165, Subsequent Events, which was primarily codified into Topic 855 Subsequent Events in the ASC.  This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009.  We adopted this statement effective July 1, 2009.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which were primarily codified into Topic 825 into the ASC.  This FSP amends FASB Statement No. 107, to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The FSP also amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods. This FSP was effective for interim reporting periods ending after June 15, 2009. The adoption of this FSP did not affect the Company’s consolidated condensed financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which was primarily codified into Topic 105 Generally Accepted Accounting Standards in the ASC. This standard will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"), superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), Emerging Issues Task Force ("EITF"), and related accounting literature. This standard reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. This guidance will be effective for financial statements issued for reporting periods that end after September 15, 2009. Beginning in the first quarter of 2010, this guidance impacts the Company's financial statements and related disclosures as all references to authoritative accounting literature reflect the newly adopted codification.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

3.             Income Taxes

Income tax expense varies from the federal corporate income tax rate of 35%, primarily due to state income taxes, net of federal income tax effect and our permanent differences primarily related to per diem pay structure.

The company follows ASC Topic 740-10-25 in Accounting for Uncertainty in Income Taxes.  Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As of September 30, 2009, the Company recorded a $0.6 million liability for unrecognized tax benefits, a portion of which represents penalties and interest.

As of September 30, 2009, we are subject to U.S. Federal income tax examinations for the tax years 2006 through 2008.  We file tax returns in numerous state jurisdictions with varying statutes of limitations.

4.             Earnings Per Share

The difference in basic and diluted weighted average shares is due to the assumed exercise of outstanding stock options.  A reconciliation of the basic and diluted earnings per share calculation is as follows (amounts in thousands, except per share amounts):

	For three months ended September 30,
	2009	2008

Net income	$565	$2,769

Denominator
Weighted average number of common shares outstanding	21,847	21,581
Equivalent shares issuable upon exercise of stock options	343	450

Diluted shares	22,190	22,031

Earnings per share
Basic	$0.03	$0.13
Diluted	$0.03	$0.13

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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

	Transportation	E-commerce	Consolidated
Three months ended September 30, 2009
Operating revenue	$125,525	$2,312	$127,837
Operating income	2,395	322	2,717

Three months ended September 30, 2008
Operating revenue	$144,612	$2,256	$146,868
Operating income	6,622	329	6,951

Information as to the Company's operating revenue by geographic area is summarized below (in thousands).  The Company allocates operating revenue based on country of origin of the tractor hauling the freight:

	United States	Canada	Mexico	Consolidated
Three months ended September 30, 2009
Operating revenue	$111,856	$9,960	$6,021	$127,837

Three months ended September 30, 2008
Operating revenue	$128,199	$11,236	$7,433	$146,868

    No customer accounted for more than 5% of the Company's total revenue during any of its two most recent fiscal years or the interim periods presented above.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

6.             Stock Based Compensation

The company accounts for all share-based grants to employees based up a grant date fair value of an award in accordance with FAS 123R, which was primarily codified into Topic 718 in the ASC.  On January 2006, stockholders approved the Company's 2006 Omnibus Incentive Plan ("2006 Plan"), which provides various vehicles to compensate the Company's key employees.  The 2006 Plan utilizes such vehicles as stock options, restricted stock grants, and stock appreciation rights ("SARs").  The 2006 Plan, as amended, authorized the Company to grant 2,687,500 shares.  The Company has granted no stock options or shares of restricted stock pursuant to the 2006 Plan in fiscal 2010.  The Company is authorized to grant an additional 1,138,715 shares pursuant to the 2006 Plan.

The following table summarizes the expense components of our stock based compensation program (in thousands):

	For three months ended September 30,
	2009	2008

Stock options expense	$320	$331
Restricted stock expense	342	293
Stock appreciation rights expense	399	261
Total stock related compensation expense	$1,061	$885

The Company has granted a number of stock options under various plans.  Options granted to employees have been granted with an exercise price equal to the market price on the grant date and expire on the tenth anniversary of the grant date.  Options granted to employees vest 25 percent or 33 percent per year, commencing with the first anniversary of the grant date.  Options granted to non-employee directors have been granted with an exercise price equal to the market price on the grant date, vest over four years, commencing with the first anniversary of the grant date, and expire on the tenth anniversary of the grant date.

A summary of the activity of the Company's stock option plans as of September 30, 2009 and changes during the period then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at July 1, 2009	1,289,841	$9.87	7.04	$677,650
Granted	---	---	---	---
Exercised	---	---	---	---
Forfeited or expired	(3,500)	$15.58	---	---
Outstanding at September 30, 2009	1,286,341	$9.85	6.79	$2,658,132
Exercisable at September 30, 2009	687,526	$10.10	5.95	$1,447,057

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal 2010	Fiscal 2009

Weighted average grant date fair value	---	$5.08
Dividend yield	---	0
Expected volatility	---	45.5%
Risk-free interest rate	---	2.32%
Expected lives	---	4 years

Restricted Shares
	Number of Shares	Weighted Average Grant Date Fair Value

Unvested at July 1, 2009	309,706	$11.81
Granted	---	---
Vested	(75,373)	$9.93
Forfeited	(15,069)	$15.75
Unvested at September 30, 2009	219,264	$11.56

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

As of September 30, 2009, the Company had $1.4 million and $2.3 million of total unrecognized compensation expense related to stock options and restricted stock, respectively, that is expected to be recognized over the remaining period of approximately 2.3 years for stock options and 2.9 years for restricted stock.

Stock Appreciation Rights
	Number of Shares	Weighted Average Grant Date Fair Value

Vested at July 1, 2009	144,844	$8.64
Granted	---	---
Paid	---	---
Forfeited	---	---
Vested at September 30, 2009	144,844	$8.64

SARs granted to employees vested on a four year vesting schedule.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
7.            Stock Repurchase Programs

On October 24, 2007, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company purchased 2,000,000 shares of the Company's common stock in open market transactions at an aggregate cost of approximately $13.8 million.  We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under stock plans.  We account for treasury stock using the cost method.

8.            Comprehensive Income

Comprehensive income consisted of the following components for the first quarter of fiscal 2010 and 2009, respectively (in thousands):

	Three months ended September 30,
	2009	2008

Net income	$565	$2,769
Foreign currency translation adjustments	664	(1,193)

Total comprehensive income	$1,229	$1,576

9.            Commitments and Contingencies

The Company has outstanding commitments to purchase approximately $43.4 million of revenue equipment at September 30, 2009.

Standby letters of credit, not reflected in the accompanying consolidated financial statements, aggregated approximately $4.2 million at September 30, 2009.

The Company has employment and consulting agreements with various key employees providing for minimum combined annual compensation of $700,000 in fiscal 2010.

There are various claims, lawsuits, and pending actions against the Company and its subsidiaries in the normal course of the operation of their businesses with respect to cargo, auto liability, or income taxes.

On August 8, 2007, the 384th District Court of the State of Texas situated in El Paso, Texas, rendered a judgment against CTSI, for approximately $3.4 million in the case of Martinez v. Celadon Trucking Services, Inc., which was originally filed on September 4, 2002. The case involves a workers' compensation claim of a former employee of CTSI who suffered a back injury as a result of a traffic accident. CTSI and the Company believe all actions taken were proper and legal and contend that the proper and exclusive place for resolution of this dispute was before the Indiana Workers' Compensation Board.  While there can be no certainty as to the outcome, the Company believes that the ultimate resolution of this dispute will not have a materially adverse effect on its consolidated financial position, cash flows, or results of operations.   CTSI filed an appeal of the decision to the Texas Court of Appeals in October 2007.  Appellate briefs have been filed by Celadon and the plaintiff and the ATA Litigation Center has filed an amicus curiae brief in support of Celadon's position.  We are waiting to hear if the Court of Appeals will entertain oral argument on the briefs or simply render a decision on the briefs alone.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

10.           Fair Value Measurements

The Company adopted SFAS No. 157, which was primarily codified into Topic 820 in the ASC, effective October 1, 2008.  Under this standard, the definition of  fair value focuses on the price that would be received to sell an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date.  As permitted by FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, we deferred the adoption of SFAS No. 157 until October 1, 2010 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at lease annually).  The full adoption of SFAS No. 157 is not expected to have a material effect on our consolidated financial statements.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the valuation approaches, based on reliability of inputs, as follows:

Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.  An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include: quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic measures.

Level 3 inputs are unobservable inputs for the asset or liability.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  Unobservable inputs shall reflect the reporting entity's own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

As of September 30, 2009, the only significant assets or liabilities that were carried at fair value within our consolidated financial statements (other than cash equivalents) were derivative instruments ($68,000), which were valued based upon Level 2 inputs.

11.           Reclassifications and Adjustments

Certain items in the prior year's consolidated financial statements have been reclassified to conform to the current presentation.  In addition, during the quarter, the Company recorded a $0.5 million reduction to Accumulated other comprehensive loss related to foreign currency translations from a discontinued operation in Fiscal 1996.   The Company determined that the amounts that related to prior periods were immaterial to all prior periods and therefore recognized the reduction to retained earnings during the first quarter of fiscal 2010 as an immaterial error correction.

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

We also operate TruckersB2B, a profitable marketing business that affords volume purchasing power for items such as fuel, tires, and equipment to approximately 21,000 trucking fleets representing approximately 485,000 tractors. TruckersB2B is included in our e-commerce unit, which is a separate operating segment under generally accepted accounting principles.

Recent Results and Financial Condition

For the first quarter of fiscal 2010, total revenue decreased 13.0% to $127.8 million, compared with $146.9 million for the first quarter of fiscal 2009.  Freight revenue, which excludes revenue from fuel surcharges, increased 1.3% to $110.7 million for the first quarter of fiscal 2010, compared with $109.3 million for the first quarter of fiscal 2009.  Net income decreased 78.6% to $0.6 million from $2.8 million, and diluted earnings per share decreased to $0.03 from $0.13.

At September 30, 2009, our total balance sheet debt (including capital lease obligations less cash) was $46.5 million, and our total stockholders' equity was $145.6 million, for a total debt to capitalization ratio of 24.2%.  At September 30, 2009, we had $28.9 million of available borrowing capacity under our revolving credit facility and $1.9 million of cash on hand.

Revenue

We generate substantially all of our revenue by transporting freight for our customers.  Generally, we are paid by the mile or by the load for our services.  We also derive revenue from fuel surcharges, loading and unloading activities, equipment detention, brokerage, intermodal, less-than-truckload, other trucking related services, and from TruckersB2B.  We believe that eliminating the impact of the sometimes volatile fuel surcharge revenue affords a more consistent basis for comparing our results of operations from period to period.  The main factors that affect our revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, the number of tractors operating, and the number of miles we generate with our equipment.  These factors relate to, among other things, the U.S. economy, inventory levels, the level of truck capacity in our markets, specific customer demand, the percentage of team-driven tractors in our fleet, driver availability, and our average length of haul.

Expenses and Profitability

The main factors that impact our profitability on the expense side are the variable costs of transporting freight for our customers.  These costs include fuel expense, driver-related expenses, such as wages, benefits, training, recruitment, and independent contractor costs, which we record as purchased transportation.  Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims.  These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors.  Our main fixed cost is the acquisition and financing of long-term assets, primarily revenue equipment.  Other mostly fixed costs include our non-driver personnel and facilities expenses.  In discussing our expenses as a percentage of revenue, we sometimes discuss changes as a percentage of revenue before fuel surcharges, in addition to absolute dollar changes, because we believe the high variable cost nature of our business makes a comparison of changes in expenses as a percentage of revenue more meaningful at times than absolute dollar changes.

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

Revenue Equipment and Related Financing

For the remainder of fiscal 2010, we expect to obtain tractors primarily for replacement.  At September 30, 2009 the average age of our tractor fleet was approximately 1.5 years and the average age of our trailer fleet was approximately 5.0 years.  At September 30, 2009, we had future operating lease obligations totaling $188.7 million, including residual value guarantees of approximately $78.6 million.

	September 30, 2009		September 30, 2008
	Tractors	Trailers	Tractors	Trailers

Owned equipment	1,080	2,933	1,635	2,179
Capital leased equipment	---	3,717	---	3,726
Operating leased equipment	1,824	3,333	1,121	2,989
Independent contractors	317	---	191	---
Total	3,221	9,983	2,947	8,894

Independent contractors are utilized through a contract with us to supply one or more tractors and drivers for our use.  Independent contractors must pay their own tractor expenses, fuel, maintenance, and driver costs and must meet our specified guidelines with respect to safety.  A lease-purchase program that we offer provides independent contractors the opportunity to lease-to-own a tractor from a third party.  As of September 30, 2009, there were 317 independent contractors providing a combined 9.8% of our tractor capacity.

Outlook

Looking forward, our profitability goal is to achieve an operating ratio of approximately 90%.  We expect this to require improvements in rate per mile and miles per tractor and decreased non-revenue miles, to overcome expected additional cost increases.  Because a large percentage of our costs are variable, changes in revenue per mile affect our profitability to a greater extent than changes in miles per tractor.  For the remainder of fiscal 2010, the key factors that we expect to have the greatest effect on our profitability are our freight revenue per tractor per week (which will be affected by the general freight environment, including the balance of freight demand and industry-wide trucking capacity), our compensation of drivers, our cost of revenue equipment (particularly in light of the 2010 EPA engine requirements), our fuel costs, and our insurance and claims.  To overcome cost increases and improve our margins, we will need to achieve increases in freight revenue per tractor.  Operationally, we will seek improvements in safety, driver recruiting, and retention.  Our success in these areas primarily will affect revenue, driver-related expenses, and insurance and claims expense.  Given the difficult freight market confronting our industry and the difficult economy, we believe achieving our near term profitability goal will be difficult.

Results of Operations

The following table sets forth the percentage relationship of expense items to freight revenue for the periods indicated:

	For the three months ended September 30,
	2009	2008

Freight revenue(1)	100.0%	100.0%

Operating expenses:
Salaries, wages, and employee benefits	36.1%	37.8%
Fuel(1)	11.4%	9.6%
Operations and maintenance	7.8%	8.6%
Insurance and claims	3.6%	3.3%
Depreciation and amortization	7.2%	7.3%
Revenue equipment rentals	8.5%	5.5%
Purchased transportation	16.4%	14.4%
Costs of products and services sold	1.5%	1.4%
Communications and utilities	1.1%	1.1%
Operating taxes and licenses	2.1%	2.2%
General and other operating	1.8%	2.4%

Total operating expenses	97.5%	93.6%

Operating income	2.5%	6.4%

Other expense:
Interest expense	0.7%	1.0%

Income before income taxes	1.8%	5.4%
Provision for income taxes	1.3%	2.9%

Net income	0.5%	2.5%

(1)
Freight revenue is total revenue less fuel surcharges.  In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense.  Fuel surcharges were $17.1 million and $37.6 million for the first quarter of fiscal 2010 and 2009, respectively.

Comparison of Three Months Ended September 30, 2009 to Three Months Ended September 30, 2008

Total revenue decreased by $19.1 million, or 13.0%, to $127.8 million for the first quarter of fiscal 2010, from $146.9 million for the first quarter of fiscal 2009.  Freight revenue excludes $17.1 million and $37.6 million of fuel surcharge revenue for the first quarter of fiscal 2010 and 2009, respectively.

Freight revenue increased by $1.4 million, or 1.3%, to $110.7 million for the first quarter of fiscal 2010, from $109.3 million for the first quarter of fiscal 2009. This marginal increase was attributable to an increase in loaded miles to 66.1 million for the first quarter of fiscal 2010, from 60.5 million for the first quarter of fiscal 2009, offset by average freight revenue per loaded mile decreasing to $1.407 for the first quarter of fiscal 2010, from $1.511 for the first quarter of fiscal 2009.  This decrease in revenue per loaded mile was the result of a difficult freight market and aggressive rate environment confronting our industry and a weakened economy.  This combination of factors resulted in a decrease in average revenue per tractor per week, which is our primary measure of asset productivity, to $2,495 in the first quarter of fiscal 2010, from $2,680 for the first quarter of fiscal 2009.

Revenue for TruckersB2B was flat at $2.3 million in the first quarter of fiscal 2010, compared to the first quarter of fiscal 2009.

Salaries, wages, and employee benefits were $40.0 million, or 36.1% of freight revenue, for the first quarter of fiscal 2010, compared to $41.3 million, or 37.8% of freight revenue, for the first quarter of fiscal 2009.  These decreases were the result of a decrease in administrative payroll due to efforts to consolidate and/or eliminate several functions into Indianapolis from various terminals during fiscal 2009, as well as a decrease in management discretionary bonuses paid in the quarter.  Also, as part of the Company's efforts to decrease costs, we had a reduction in driver pay per mile, which was offset by increased company dispatch miles, and we reduced our recruiting costs in advertising and travel in the fiscal 2010 quarter as compared to the fiscal 2009 quarter.

Fuel expenses, net of fuel surcharge revenue of $17.1 million and $37.6 million for the first quarter of fiscal 2010 and 2009, respectively, increased to $12.6 million, or 11.4% of freight revenue, for the first quarter of fiscal 2010, compared to $10.5 million, or 9.6% of freight revenue, for the first quarter of fiscal 2009.  These increases were primarily attributable to an increase in total miles and an increase in non-revenue miles, for which we do not receive fuel surcharges, offset by the company-wide fuel use reduction plan.  Also the average fuel price was $2.32 per gallon in the first quarter of fiscal 2010, compared to $4.01 per gallon in the first quarter of fiscal 2009.  We expect that our continued efforts to reduce idling and operate more fuel efficient tractors will continue to have a positive impact on our miles per gallon; however, we expect this positive impact to be partially offset by lower fuel economy on EPA-mandated new engines and use of ultra-low sulfur diesel fuel.

Operations and maintenance decreased to $8.7 million, or 7.8% of freight revenue, for the first quarter of fiscal 2010, from $9.4 million, or 8.6% of freight revenue, for the first quarter of fiscal 2009.  Operations and maintenance consist of direct operating expense, maintenance, and tire expense.  These decreases in the first quarter of fiscal 2010 are primarily related to decreases in costs associated with tractor maintenance, increased warranty recovery, various direct costs such as driver layover, local spotting services and security, and physical damage expenses compared to the first quarter of fiscal 2009.

Insurance and claims expense increased to $3.9 million, or 3.6% of freight revenue, for the first quarter of fiscal 2010, from $3.6 million, or 3.3% of freight revenue, for the first quarter of fiscal 2009.  Insurance consists of premiums for liability, physical damage, cargo damage, and workers' compensation insurance, in addition to claims expense.  These increases resulted primarily from increases in cargo and workers' compensation claims expense.  Our insurance program involves self-insurance at various risk retention levels.  Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate.  We accrue for the uninsured portion of claims based on known claims and historical experience.  We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume.  Insurance and claims expense will vary based primarily on the frequency and severity of claims, the level of self-retention, and the premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, remained relatively unchanged at $8.0 million, or 7.2% of freight revenue, for the first quarter of fiscal 2010, compared to $8.0 million, or 7.3% of freight revenue, for the first quarter of fiscal 2009.  Tractor depreciation decreased by $1.6 million, related to a net decrease of approximately 600 tractors out of our owned fleet as compared to the first quarter of fiscal 2009.  This decrease was offset by losses on sale of equipment, which include expenses to prepare the equipment for sale, of $0.4 million during the first quarter of 2010 as compared to gains of $1.0 million in the first quarter of fiscal 2009.  Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases.

Revenue equipment rentals increased to $9.4 million or 8.5% of freight revenue, for the first quarter of fiscal 2010, compared to $6.1 million, or 5.5% of freight revenue, for the first quarter of fiscal 2009.  These increases were attributable to an increase in the number of tractors and trailers financed under operating leases.  At September 30, 2009, 1,824 tractors, or 62.8% of our company tractors, were held under operating leases, compared to 1,121 tractors, or 40.7% of our company tractors, at September 30, 2008.  At September 30, 2009, 3,333 trailers, or 33.4%, of our trailer fleet were held under operating leases, compared to 2,989, or 33.6% of our trailer fleet, at September 30, 2008.  Given that we expect to use operating leases for the acquisition of certain tractors in fiscal 2010, we expect our revenue equipment rental to increase as a percentage of freight revenue going forward.

Purchased transportation increased to $18.1 million, or 16.4% of freight revenue, for the first quarter of fiscal 2010, from $15.8 million or 14.4% of freight revenue, for the first quarter of fiscal 2009.  These increases are primarily related to an increase in independent contractor miles to 8.3 million in the first quarter of fiscal 2010 compared to 4.9 million miles in the first quarter of 2009.  These increases were partially offset by a decrease in rate per mile, due to a decrease in fuel surcharges.  Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile.  We expect purchase transportation to increase as we increase the number of independent contractors in our fleet and continue to increase our purchase transportation for brokerage and intermodal transportation.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses.  Accordingly, we have not provided a detailed discussion of such expenses.

Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, decreased 360 basis points to 1.8% of freight revenue for the first quarter of fiscal 2010, from 5.4% of freight revenue for the first quarter of fiscal 2009.

In addition to other factors described above, Canadian exchange rate fluctuations principally impacted salaries, wages, and employee benefits and purchased transportation and, therefore, impacted our pretax margin and results of operations.

Income taxes decreased to $1.4 million, with an effective tax rate of 71.5%, for the first quarter of fiscal 2010, from $3.1 million, with an effective tax rate of 52.7%, for the first quarter of fiscal 2009.  As pre-tax net income decreases, our non-deductible expenses, such as per diem expense, will have a greater impact on our effective rate.

As a result of the factors described above, a net income of $0.6 million was recorded for the first quarter of fiscal 2010, compared to a net income of $2.8 million for the first quarter of fiscal 2009.

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

As of September 30, 2009, we had on order 460 tractors for delivery through fiscal 2010.  These revenue equipment orders represent a capital commitment of approximately $43.4 million, before considering the proceeds of equipment dispositions.  We are using a mixture of cash and off balance sheet debt to purchase our new tractors and are using off balance sheet debt to acquire most of the new trailers.  At September 30, 2009, our total balance sheet debt, including capital lease obligations and current maturities less cash, was $46.5 million, compared to $81.0 million at September 30, 2008.  Our debt-to-capitalization ratio (total balance sheet debt as a percentage of total balance sheet debt plus total stockholders' equity) was 24.2% at September 30, 2009, and 35.7% at September 30, 2008.

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

Cash Flows

For the three months ended September 30, 2009, net cash provided by operations was $9.0 million, compared to cash provided by operations of $19.3 million for the three months ended September 30, 2008.  Cash provided by operations decreased due to an increase in trade receivables and prepaid exenses.

Net cash used in investing activities was $7.5 million for the three months ended September 30, 2009, compared to net cash used in investing activities of $0.2 million for the three months ended September 30, 2008.  Cash used in investing activities includes the net cash effect of acquisitions and dispositions of revenue equipment during each period.  Capital expenditures for equipment totaled $11.7 million for the three months ended September 30, 2009, and $10.6 million for the three months ended September 30, 2008.  We generated proceeds from the sale of property and equipment of $4.3 million and $10.4 million for the three months ended September 30, 2009, and September 30, 2008, respectively.

Net cash used in financing activities was $0.6 million for the three months ended September 30, 2009, compared to $21.3 million for the three months ended September 30, 2008.  The decrease in cash used for financing activities was primarily due to a decrease in payments of long-term debt.  Financing activity represents borrowings (new borrowings, net of repayment) and payments of the principal component of capital lease obligations.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for our revenue equipment.  Our operating leases include some under which we do not guarantee the value of the asset at the end of the lease term ("walk-away leases") and some under which we do guarantee the value of the asset at the end of the lease term ("residual value").  Therefore, we are subject to the risk that equipment value may decline, in which case we would suffer a loss upon disposition and be required to make cash payments because of the residual value guarantees.  We were obligated for residual value guarantees related to operating leases of $78.6 million at September 30, 2009 compared to $76.8 million at September 30, 2008.  We believe that any residual payment obligations will be satisfied by the value of the related equipment at the end of the lease.  To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term.  We anticipate that going forward we will use a combination of cash generated from operations and operating leases to finance tractor purchases and operating leases to finance trailer purchases.

Primary Credit Agreement

On September 26, 2005, Celadon Group, Inc., Celadon Trucking Services, Inc., and TruckersB2B entered into an unsecured Credit Agreement (the "Credit Agreement") with LaSalle Bank National Association, as administrative agent, and LaSalle Bank National Association, Fifth Third Bank (Central Indiana), and JPMorgan Chase Bank, N.A., as lenders.  The Credit Agreement was amended on December 23, 2005, by the First Amendment to Credit Agreement, pursuant to which Celadon Logistics Services, Inc. was added as a borrower to the Credit Agreement.  The Credit Agreement was also amended on June 30, 2007 and January 22, 2008 by the Second Amendment to Credit Agreement and Third Amendment to Credit Agreement, respectively.  On August 11, 2009, the Credit Agreement was amended and restated (the "Restatement").  Pursuant to the Restatement, (i) the maximum available borrowing limit under the Credit Agreement was reduced from a $70 million unsecured line to a $40 million secured line and (ii) certain financial covenants were adjusted as follows: Minimum Fixed Charge ratio to a minimum of .90, Maximum Lease-Adjusted Total Debt to EBITDAR ratio up to 3.25 to 1, Minimum Tangible Net Worth to $100 million, and the Minimum Asset Coverage ratio to be no less than 1.25 to 1.  The Restatement and the financial covenants included therein were in effect starting June 30, 2009.  The Credit Agreement, as amended by the Restatement, matures on January 23, 2013.  The Credit Agreement is intended to provide for ongoing working capital needs and general corporate purposes.  Borrowings under the Credit Agreement are based, at the option of the Company, on a base rate equal to the greater of the federal funds rate plus and applicable margin between 0.75% and 1.50% and the administrative agent's prime rate or LIBOR plus an applicable margin between 2.25% and 3.00% that is adjusted quarterly based on cash flow coverage.  The Credit Agreement is guaranteed by Celadon E-Commerce, Inc., CelCan, and Jaguar, each of which is a subsidiary of the Company.

Letters of credit are limited to an aggregate commitment of $15.0 million and a swing line facility has a limit of $3.0 million.  A commitment fee that is adjusted quarterly between 0.375% and 0.5% per annum based on cash flow coverage is due on the daily unused portion of the Credit Agreement.  The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, mergers, consolidations, acquisitions and dispositions, and total indebtedness.  We were in compliance with these covenants at September 30, 2009, and expect to remain in compliance for the foreseeable future.  At September 30, 2009, $6.8 million of our credit facility was utilized as outstanding borrowings and $4.2 million was utilized for standby letters of credit.

Contractual Obligations

As of September 30, 2009, our operating leases, capitalized leases, other debts, and future commitments have stated maturities or minimum annual payments as follows:

	Annual Cash Requirements as of September 30, 2009 (in thousands) Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

Operating leases	$110,087	$38,173	$49,628	$12,362	$9,924
Lease residual value guarantees	78,620	5,053	54,154	12,811	6,602
Capital leases(1)	43,662	8,474	33,506	1,682	---
Long-term debt(1)	8,356	1,264	262	6,830	---
Sub-total	$240,725	$52,964	$137,550	$33,685	$16,526

Future purchase of revenue equipment	$43,401	$15,130	$28,271	---	---
Employment and consulting agreements(2)	700	700	---	---	---
Standby letters of credit	4,231	4,231	---	---	---

Total	$289,057	$73,025	$165,821	$33,685	$16,526

(1)	Includes interest.
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

In accordance with ASC Topic 840, Accounting for Leases, property and equipment held under operating leases, and liabilities related thereto, are not reflected on our balance sheet.  All expenses related to revenue equipment operating leases are reflected on our statements of operations in the line item entitled "Revenue equipment rentals."  As such, financing revenue equipment with operating leases instead of bank borrowings or capital leases effectively moves the interest component of the financing arrangement into operating expenses on our statements of operations.

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

Seasonality

In the trucking industry, revenue generally decreases as customers reduce shipments during the winter holiday season and as inclement weather impedes operations.  At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and weather, creating more equipment repairs.  We have substantial operations in the Midwestern and Eastern United States and Canada.  For the reasons stated, in those geographic regions in particular, third quarter net income historically has been lower than net income in each of the other three quarters of the year excluding charges.  Our equipment utilization typically improves substantially between May and October of each year because of seasonal increased shipping and better weather.  Also, during September and October, business generally increases as a result of increased retail merchandise shipped in anticipation of the holidays.

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

Item 3.                 Quantitative and Qualitative Disclosures about Market Risk

We experience various market risks, including fluctuations in interest rates, variability in currency exchange rates, and fuel prices.  We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.

Interest Rate Risk.  We are exposed to interest rate risk principally from our primary credit facility.  The credit facility carries a maximum variable interest rate of either the bank's base rate or LIBOR plus 3.00%.  At September 30, 2009 the interest rate for revolving borrowings under our credit facility was LIBOR plus 1.500%, an effective rate of 4.75%.  At September 30, 2009, we had $6.8 million variable rate term loan borrowings outstanding under the credit facility.  A hypothetical 10% increase in the bank's base rate and LIBOR would be immaterial to our net income.

Currency Exchange Rate Risk.  We are subject to variability in foreign currency exchange rates in our international operations.  Exposure to this variability is periodically managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency.  We, from time-to-time, enter into currency exchange agreements to manage our exposure arising from fluctuating exchange rates related to specific and forecasted transactions.  We operate this program pursuant to documented corporate risk management policies and do not enter into derivative transactions for speculative purposes.

Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions.  At September 30, 2009, we had outstanding foreign exchange derivative contracts in notional amounts of $2.3 million with a fair value of these contracts approximately $0.1 million less than the original contract value.  Derivative gains/(losses), initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.

Assuming revenue and expenses for our Canadian operations identical to that in the first quarter of fiscal 2010 (both in terms of amount and currency mix), we estimate that a $0.01 decrease in the Canadian dollar exchange rate would reduce our annual net income by approximately $32,000. Also, we estimate that a $0.01 decrease in the Mexican peso exchange rate would reduce our annual net income by approximately $24,000.

Commodity Price Risk.  Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability.  Fuel is subject to economic, political, and market factors that are outside of our control.  Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through the collection of fuel surcharges.  However, fuel surcharges do not always fully offset increases in fuel prices.  As of September 30, 2009, we had no derivative financial instruments in place to reduce our exposure to fuel price fluctuations.

Item 4.                 Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company has carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  This evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.  There were no changes in the Company's internal control over financial reporting that occurred during the first quarter of fiscal 2010 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On August 8, 2007, the 384th District Court of the State of Texas situated in El Paso, Texas, rendered a judgment against CTSI, for approximately $3.4 million in the case of Martinez v. Celadon Trucking Services, Inc., which was originally filed on September 4, 2002.  The case involves a workers' compensation claim of a former employee of CTSI who suffered a back injury as a result of a traffic accident.  CTSI and the Company believe all actions taken were proper and legal and contend that the proper and exclusive place for resolution of this dispute was before the Indiana Workers' Compensation Board.  While there can be no certainty as to the outcome, the Company believes that the ultimate resolution of this dispute will not have a materially adverse effect on its consolidated financial position, cash flows, or results of operations.  CTSI filed an appeal of the decision to the Texas Court of Appeals in October 2007.  Appellate briefs have been filed by Celadon and the plaintiff and the ATA Litigation Center has filed an amicus curiae brief in support of Celadon's position.  We are waiting to hear if the Court of Appeals will entertain oral argument on the briefs or simply render a decision on the briefs alone.

Item 1A.                 Risk Factors

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present.  Our Form 10-K for the year ended June 30, 2009, in the section entitled Item 1A. Risk Factors, describes some of the risks and uncertainties associated with our business.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

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

4.4	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K filed with the SEC on July 3, 2006.)
10.24	Credit Agreement (amendment and restatement) dated August 11, 2009, among Celadon Group, Inc., Bank of America, N.A., and the other lenders party thereto.*
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer.*
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Paul Will, the Company's Chief Financial Officer.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Paul Will, the Company's Chief Financial Officer.*

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

Date: October 30, 2009

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

4.4	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K filed with the SEC on July 3, 2006.)
10.24	Credit Agreement (amendment and restatement) dated August 11, 2009, among Celadon Group, Inc., Bank of America, N.A., and the other lenders party thereto.*
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer.*
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Paul Will, the Company's Chief Financial Officer.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Paul Will, the Company's Chief Financial Officer.*

* Filed herewith