Form 10-Q
period 2010-01-29
CELADON GROUP INC
filed 2010-01-29
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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
Yes [ ] No [X]

As of January 29, 2010 (the latest practicable date), 22,141,092 shares of the registrant's common stock, par value $0.033 per share, were outstanding.

CELADON GROUP, INC.

Index to

December 31, 2009 Form 10-Q

Part I.  Financial Information

Item I.  Financial Statements

CELADON GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2009 and June 30, 2009
(Dollars in thousands except per share and par value amounts)

	December 31, 2009	June 30, 2009
ASSETS	(unaudited)

Current assets:
Cash and cash equivalents	$6,617	$863
Trade receivables, net of allowance for doubtful accounts of $1,059 at December 31, 2009 and June 30, 2009	56,069	55,291
Prepaid expenses and other current assets	17,905	10,044
Tires in service	5,119	4,336
Equipment held for resale	---	8,012
Income tax receivable	---	232
Deferred income taxes	2,994	2,780
Total current assets	88,704	81,558
Property and equipment	231,999	237,167
Less accumulated depreciation and amortization	75,338	70,025
Net property and equipment	156,661	167,142
Tires in service	1,557	1,581
Goodwill	19,137	19,137
Other assets	1,566	1,581
Total assets	$267,625	$270,999

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$5,793	$5,461
Accrued salaries and benefits	9,632	10,084
Accrued insurance and claims	9,587	8,508
Accrued fuel expense	9,184	8,592
Other accrued expenses	11,786	11,547
Current maturities of long-term debt	697	1,109
Current maturities of capital lease obligations	8,058	6,693
Provision for income taxes	468	---
Total current liabilities	55,205	51,994
Long-term debt, net of current maturities	172	5,870
Capital lease obligations, net of current maturities	30,618	35,311
Deferred income taxes	33,722	34,132
Minority interest	---	25
Stockholders' equity:
Common stock, $0.033 par value, authorized 40,000,000 shares; issued 23,775,849 and 23,840,677 shares at December 31, 2009 and June 30, 2009, respectively	785	787
Treasury stock at cost; 1,634,757 and 1,744,245 shares at December 30, 2009 and June 30, 2009, respectively	(11,271)	(12,025)
Additional paid-in capital	97,577	97,030
Retained earnings	64,541	62,955
Accumulated other comprehensive loss	(3,724)	(5,080)
Total stockholders' equity	147,908	143,667
Total liabilities and stockholders' equity	$267,625	$270,999

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except per share amounts)
(Unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2009	2008	2009	2008
Revenue:
Freight revenue	$109,090	$98,538	$219,776	$207,827
Fuel surcharges	18,144	21,108	35,295	58,687
Total revenue	127,234	119,646	255,071	266,514

Operating expenses:
Salaries, wages, and employee benefits	38,587	37,824	78,592	79,154
Fuel	30,393	29,882	60,130	77,948
Operations and maintenance	9,009	8,846	17,691	18,234
Insurance and claims	3,406	3,250	7,352	6,869
Depreciation and amortization	7,426	8,647	15,422	16,679
Revenue equipment rentals	8,651	6,977	18,027	13,040
Purchased transportation	20,103	12,759	38,231	28,520
Costs of products and services sold	1,570	1,566	3,202	3,134
Communications and utilities	1,206	1,131	2,444	2,348
Operating taxes and licenses	2,398	2,340	4,759	4,724
General and other operating	1,641	2,070	3,660	4,558
Total operating expenses	124,390	115,292	249,510	255,208

Operating income	2,844	4,354	5,561	11,306

Other (income) expense:
Interest income	(17)	(5)	(38)	(12)
Interest expense	558	1,022	1,221	2,124
Other (income) expense, net	13	(13)	103	(10)
Income before income taxes	2,290	3,350	4,275	9,204
Provision for income taxes	1,269	1,652	2,688	4,737
Net income	$1,021	$1,698	$1,587	$4,467

Earnings per common share:
Diluted earnings per share	$0.05	$0.08	$0.07	$0.20
Basic earnings per share	$0.05	$0.08	$0.07	$0.21
Average shares outstanding:
Diluted	22,217	22,162	22,203	22,096
Basic	21,867	21,746	21,857	21,664

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended December 31, 2009 and 2008
(Dollars in thousands)

	2009	2008

Cash flows from operating activities:
Net income	$1,587	$4,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,995	18,178
(Gain)\Loss on sale of equipment	433	(1,499)
Stock based compensation	1,695	1,169
Deferred income taxes	1,762	1,364
Provision for doubtful accounts	117	61
Changes in assets and liabilities:
Trade receivables	(839)	21,441
Income tax recoverable	(1,535)	3,404
Tires in service	(741)	(450)
Prepaid expenses and other current assets	267	4,737
Other assets	328	(1,201)
Accounts payable and accrued expenses	803	(10,656)
Net cash provided by operating activities	18,872	41,015

Cash flows from investing activities:
Purchase of property and equipment	(27,511)	(21,125)
Proceeds on sale of property and equipment	23,406	20,169
Purchase of business, net of cash	---	(24,100)
Net cash used in investing activities	(4,105)	(25,056)

Cash flows from financing activities:
Payments on long-term debt	(6,110)	(14,906)
Principal payments under capital lease obligations	(3,327)	(3,296)
Net cash (used in) financing activities	(9,437)	(18,202)
Effect of exchange rates on cash and cash equivalents	424	---
Increase\(Decrease) in cash and cash equivalents	5,754	(2,243)

Cash and cash equivalents at beginning of year	863	2,325
Cash and cash equivalents at end of year	$6.617	$82
Supplemental disclosure of cash flow information:
Interest paid	$1,311	$2,264
Income taxes paid	3,885	---

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(Unaudited)

1.           Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Celadon Group, Inc. and its majority owned subsidiaries (the "Company").  All material intercompany balances and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements.  Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, which are necessary for a fair presentation of the financial condition and results of operations for these periods.  The results of operations for the interim period are not necessarily indicative of the results for a full year.  These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited condensed consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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
December 31, 2009
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

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which were primarily codified into Topic 825 into the ASC.  This FSP amends FASB Statement No. 107, to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  The FSP also amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods.  This FSP was effective for interim reporting periods ending after June 15, 2009.  The adoption of this FSP did not affect the Company's condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which was primarily codified into Topic 105 Generally Accepted Accounting Standards in the ASC.  This standard will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"), superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), Emerging Issues Task Force ("EITF"), and related accounting literature.  This standard reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  This guidance was effective for financial statements issued for reporting periods that end after September 15, 2009.  Beginning in the first quarter of 2010, this guidance impacts the Company's financial statements and related disclosures as all references to authoritative accounting literature reflect the newly adopted codification.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(Unaudited)

3.           Income Taxes

Income tax expense varies from the federal corporate income tax rate of 35%, primarily due to state income taxes, net of federal income tax effect and our permanent differences primarily related to our per diem pay structure.

The company follows ASC Topic 740-10-25 in Accounting for Uncertainty in Income Taxes.  Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As of December 31, 2009, the Company recorded a $0.6 million liability for unrecognized tax benefits, a portion of which represents penalties and interest.

As of December 31, 2009, we are subject to U.S. Federal income tax examinations for the tax years 2006 through 2008.  We file tax returns in numerous state jurisdictions with varying statutes of limitations.

4.           Earnings Per Share

The difference in basic and diluted weighted average shares is due to the assumed exercise of outstanding stock options.  A reconciliation of the basic and diluted earnings per share calculation is as follows (amounts in thousands, except per share amounts):

	For three months ended December 31,		For six months ended December 31,
	2009	2008	2009	2008

Net income	$1,021	$1,698	$1,587	$4,467

Denominator
Weighted average number of common shares outstanding	21,867	21,746	21,857	21,664
Equivalent shares issuable upon exercise of stock options and restricted stock	350	416	346	432

Diluted shares	22,217	22,162	22,203	22,096

Earnings per share
Basic	$0.05	$0.08	$0.07	$0.21
Diluted	$0.05	$0.08	$0.07	$0.20

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
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

	Transportation	E-commerce	Consolidated
Three months ended December 31, 2009
Operating revenue	$125,034	$2,200	$127,234
Operating income	2,576	268	2,844

Three months ended December 31, 2008
Operating revenue	$117,396	$2,250	$119,646
Operating income	4,045	309	4,354

Six months ended December 31, 2009
Operating revenue	$250,559	$4,512	$255,071
Operating income	4,971	590	5,561

Six months ended December 31, 2008
Operating revenue	$262,008	$4,506	$266,514
Operating income	10,668	638	11,306

Information as to the Company's operating revenue by geographic area is summarized below (in thousands).  The Company allocates operating revenue based on country of origin of the tractor hauling the freight:

	For the three months ended December 31,		For the six months ended December 31,
	2009	2008	2009	2008
Operating revenue:
United States	$110,882	$104,789	$222,738	$232,988
Canada	9,230	8,455	19,190	19,691
Mexico	7,122	6,402	13,143	13,835
Total	$127,234	$119,646	$255,071	$266,514

No customer accounted for more than 5% of the Company's total revenue during any of its two most recent fiscal years or the interim periods presented above.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(Unaudited)

6.           Stock Based Compensation

The company accounts for all share-based grants to employees based up a grant date fair value of an award in accordance with FAS 123R, which was primarily codified into Topic 718 in the ASC.  On January 2006, stockholders approved the Company's 2006 Omnibus Incentive Plan ("2006 Plan"), which provides various vehicles to compensate the Company's key employees.  The 2006 Plan utilizes such vehicles as stock options, restricted stock grants, and stock appreciation rights ("SARs").  The 2006 Plan, as amended, authorized the Company to grant 2,687,500 shares.  The Company has granted 2,000 stock options and 57,604 shares of restricted stock pursuant to the 2006 Plan in fiscal 2010.  The Company is authorized to grant an additional 1,019,881 shares pursuant to the 2006 Plan.

The following table summarizes the expense components of our stock based compensation program:

	For three months ended December 31,		For six months ended December 31,
	2009	2008	2009	2008

Stock options expense	$271	$299	$591	$630
Restricted stock expense	350	431	692	725
Stock appreciation rights expense (income)	(79)	(601)	320	(340)
Total stock related compensation expense	$542	$129	$1,603	$1,015

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

A summary of the activity of the Company's stock option plans as of December 31, 2009 and changes during the period then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at July 1, 2009	1,289,841	$9.87	7.04	$677,650
Granted	2,000	$10.23	---	---
Exercised	(7,500)	$1.83	---	---
Forfeited or expired	(10,750)	$10.42	---	---
Outstanding at December 31, 2009	1,273,591	$9.91	6.57	$2,252,621
Exercisable at December 31, 2009	812,566	$9.97	6.11	$1,523,146

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(Unaudited)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal 2010	Fiscal 2009
Weighted average grant date fair value	$4.12	$4.84
Dividend yield	0	0
Expected volatility	49.8%	47.1%
Risk-free interest rate	1.32%	2.09%
Expected lives	4.0 years	4.0 years

Restricted Shares

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at July 1, 2009	309,706	$11.81
Granted	57,604	$9.24
Vested	(101,988)	$10.61
Forfeited	(20,444)	$14.88
Unvested at December 31, 2009	244,878	$11.45

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

As of December 31, 2009, the Company had $1.0 million and $2.4 million of total unrecognized compensation expense related to stock options and restricted stock, respectively, that is expected to be recognized over the remaining period of approximately 2.1 years for stock options and 2.5 years for restricted stock.

Stock Appreciation Rights

	Number of Shares	Weighted Average Grant Date Fair Value
Vested at July 1, 2009	144,844	$8.64
Granted	---	---
Paid	---	---
Forfeited	---	---
Vested at December 31, 2009	144,844	$8.64

SARs granted to employees vested on a four year vesting schedule.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
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

8.           Comprehensive Income

Comprehensive income consisted of the following components for the quarter and the six months ended December 31, 2009 and 2008, respectively (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008

Net income	$1,021	$1,698	$1,587	$4,467
Currency hedges	72	(45)	29	(45)
Foreign currency translation adjustments	620	(4,669)	1,326	(5,862)

Total comprehensive income	$1,713	$(3,016)	$2,942	$(1,440)

9.           Commitments and Contingencies

The Company has outstanding commitments to purchase approximately $32.6 million of revenue equipment at December 31, 2009.

Standby letters of credit, not reflected in the accompanying consolidated financial statements, aggregated to approximately $0.3 million at December 31, 2009.  In addition, at December 31, 2009, 650,000 treasury shares were held in a trust as collateral for self insurance reserves.

The Company has employment and consulting agreements with various key employees providing for minimum combined annual compensation of $700,000 in fiscal 2010.

There are various claims, lawsuits, and pending actions against the Company and its subsidiaries in the normal course of the operation of their businesses with respect to cargo, auto liability, and income taxes.

The Company has future operating lease residual value guarantees of approximately $76.7 million, as of December 31, 2009.

On August 8, 2007, the 384th District Court of the State of Texas situated in El Paso, Texas, rendered a judgment against CTSI, for approximately $3.4 million in the case of Martinez v. Celadon Trucking Services, Inc., which was originally filed on September 4, 2002.  The case involves a workers' compensation claim of a former employee of CTSI who suffered a back injury as a result of a traffic accident.  CTSI and the Company believe all actions taken were proper and legal and contend that the proper and exclusive place for resolution of this dispute was before the Indiana Workers' Compensation Board.  While there can be no certainty as to the outcome, the Company believes that the ultimate resolution of this dispute will not have a materially adverse effect on its consolidated financial position, cash flows, or results of operations.  CTSI filed an appeal of the decision to the Texas Court of Appeals in October 2007.  Appellate briefs have been filed by CTSI and the plaintiff and the Americal Trucking Associations Litigation Center has filed an amicus curiae brief in support of CTSI's position.  The Texas Court of Appeals has set this matter for oral argument on February 18, 2010 in El Paso, Texas.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
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

As of December 31, 2009, the only assets or liabilities that were carried at fair value within our consolidated financial statements (other than cash equivalents) were derivative instruments of $4,000 which were valued based upon Level 2 inputs.

11.           Reclassifications and Adjustments

Certain items in the prior fiscal year's consolidated financial statements have been reclassified to conform to the current presentation.  In addition, during the first quarter of fiscal 2010, the Company recorded a $0.5 million reduction to accumulated other comprehensive loss related to foreign currency translations from a discontinued operation in fiscal 1996.  The Company determined that the amounts that related to prior periods were immaterial to all prior periods and therefore recognized the reduction to retained earnings during the first quarter of fiscal 2010 as an immaterial error correction.

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

Business Overview

We are one of North America's twenty largest truckload carriers as measured by revenue.  We generated $490.3 million in operating revenue during our fiscal year ended June 30, 2009.  We have grown significantly since our incorporation in 1986 through internal growth and a series of acquisitions since 1995.  As a dry van truckload carrier, we generally transport full trailer loads of freight from origin to destination without intermediate stops or handling.  Our customer base includes many Fortune 500 companies.

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

We believe our international operations, particularly those involving Mexico, offer an attractive business niche.  The additional complexity of and need to establish cross-border business partners and to develop strong organization and adequate infrastructure in Mexico affords some barriers to competition that are not present in traditional U.S. truckload services.  Recently, we have become aware of various manufacturers that have moved, or indicated an interest in moving, certain of their manufacturing plants from China to Mexico.  To the extent this near-sourcing trend develops and expands, we believe it will offer us a unique opportunity to increase our operations to and from Mexico.

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

We also operate TruckersB2B, a profitable marketing business that affords volume purchasing power for items such as fuel, tires, and equipment to approximately 20,000 trucking fleets representing approximately 480,000 tractors.  TruckersB2B is included in our e-commerce unit, which is a separate operating segment under generally accepted accounting principles

Recent Results and Financial Condition

For the second quarter of fiscal 2010, total revenue increased 6.4% to $127.2 million, compared with $119.6 million for the second quarter of fiscal 2009.  Freight revenue, which excludes fuel surcharge, increased 10.8% to $109.1 million for the second quarter of fiscal 2010, compared with $98.5 million for the second quarter of fiscal 2009.  Net income decreased to $1.0 million for the second quarter of fiscal 2010, compared with $1.7 million for the second quarter of fiscal 2009, and earnings per diluted share decreased to $0.05 from $0.08.

At December 31, 2009, our total balance sheet debt (including capital lease obligations less cash) was $32.9 million, and our total stockholders' equity was $147.9 million.  At December 31, 2009, our debt to capitalization ratio was 18.2%.  At December 31, 2009, we had $39.7 million of available borrowing capacity under our revolving credit facility.

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

The trucking industry has experienced significant increases in expenses over the past three years, in particular those relating to equipment costs and insurance.  Until recently, many trucking companies had been able to raise freight rates to cover the increased costs.  As freight demand has softened, carriers have been willing to accept rate decreases to utilize assets in service.

Revenue Equipment and Related Financing

For the remainder of fiscal 2010, we expect to obtain tractors primarily for replacement.  At December 31, 2009, the average age of our domestic tractor fleet was approximately 1.3 years and the average age of our trailer fleet was approximately 5.0 years.  At December 31, 2009, we had future operating lease obligations totaling $180.7 million, including residual value guarantees of approximately $76.7 million.

	December 31, 2009		December 31, 2008
	Tractors	Trailers	Tractors	Trailers
Owned equipment	975	2,916	1,737	3,251
Capital leased equipment	---	3,717	---	3,723
Operating leased equipment	1,735	3,332	1,166	3,101
Independent contractors	349	---	206	---
Total	3,059	9,965	3,109	10,075

Independent contractors are utilized through a contract with us to supply one or more tractors and drivers for our use.  Independent contractors must pay their own tractor expenses, fuel, maintenance, and driver costs and must meet our specified guidelines with respect to safety.  A lease-purchase program that we offer provides independent contractors the opportunity to lease-to-own a tractor from the Company or a third party.  As of December 31, 2009, there were 349 independent contractors providing a combined 11.4% of our tractor capacity.

Outlook

Looking forward, our profitability goal is to achieve an operating ratio of approximately 90%.  We expect this to require improvements in rate per mile and miles per tractor and decreased non-revenue miles, to overcome expected additional cost increases.  Because a large percentage of our costs are variable, changes in revenue per mile affect our profitability to a greater extent than changes in miles per tractor.  For the remainder of fiscal 2010, the key factors that we expect to have the greatest effect on our profitability are our freight revenue per tractor per week (which will be affected by the general freight environment, including the balance of freight demand and industry-wide trucking capacity), our compensation of drivers, our fuel costs, and our insurance and claims.  To overcome cost increases and improve our margins, we will need to achieve increases in freight revenue per tractor.  Operationally, we will seek improvements in safety, driver recruiting, and retention.  Our success in these areas primarily will affect revenue, driver-related expenses, and insurance and claims expense.  Given the difficult freight market confronting our industry and the difficult economy, we believe achieving our near term profitability goal will be difficult.

Results of Operations

The following table sets forth the percentage relationship of expense items to freight revenue for the periods indicated:

	For the three months ended December 31,		For the six months ended December 31,
	2009	2008	2009	2008
Freight revenue(1)	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages, and employee benefits	35.4%	38.4%	35.8%	38.1%
Fuel(1)	11.2%	8.9%	11.3%	9.3%
Operations and maintenance	8.3%	9.0%	8.0%	8.8%
Insurance and claims	3.1%	3.3%	3.3%	3.3%
Depreciation and amortization	6.8%	8.8%	7.0%	8.0%
Revenue equipment rentals	7.9%	7.1%	8.2%	6.3%
Purchased transportation	18.4%	12.9%	17.4%	13.7%
Costs of products and services sold	1.4%	1.6%	1.5%	1.5%
Communications and utilities	1.1%	1.1%	1.1%	1.1%
Operating taxes and licenses	2.2%	2.4%	2.2%	2.3%
General and other operating	1.6%	2.1%	1.7%	2.2%

Total operating expenses	97.4%	95.6%	97.5%	94.6%

Operating income	2.6%	4.4%	2.5%	5.4%

Other expense:
Interest expense	0.5%	1.0%	0.6%	1.0%

Income before income taxes	2.1%	3.4%	1.9%	4.4%
Provision for income taxes	1.2%	1.7%	1.2%	2.3%

Net income	0.9%	1.7%	0.7%	2.1%

(1)
Freight revenue is total revenue less fuel surcharges.  In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense.  Fuel surcharges were $18.1 million and $21.1 million for the second quarter of fiscal 2010 and 2009, respectively, and $35.3 million and $58.7 million for the six months ended December 31, 2009 and 2008, respectively.

Comparison of Three Months Ended December 31, 2009 to Three Months Ended December 31, 2008

Operating revenue increased by $7.6 million, or 6.4%, to $127.2 million for the second quarter of fiscal 2010, from $119.6 million for the second quarter of fiscal 2009.  Freight revenue excludes $18.1 million and $21.1 million of fuel surcharge revenue for the second quarter of fiscal 2010 and 2009, respectively.

Freight revenue increased by $10.6 million, or 10.8%, to $109.1 million for the second quarter of fiscal 2010, from $98.5 million for the second quarter of fiscal 2009.  This increase was attributable to an increase in loaded miles to 65.1 million for the second quarter of fiscal 2010, from 55.7 million for the second quarter of fiscal 2009, offset by average freight revenue per loaded mile decreasing to $1.385 for the second quarter of fiscal 2010, from $1.485 for the second quarter of fiscal 2009.  This decrease in revenue per loaded mile was the result of a difficult freight market and the aggressive rate environment confronting our industry and a weakened economy.  Despite the difficult freight market, aggressive rate environment, and weakened economy, we achieved more than a seasonal pick up in shipments in the second quarter of fiscal 2010, which resulted in an increase in loaded miles and an increase in average revenue per tractor per week, which is our primary measure of asset productivity, to $2,370 in the second quarter of fiscal 2010, from $2,306 for the second quarter of fiscal 2009.

Revenue for TruckersB2B was $2.2 million in the second quarter of fiscal 2010, compared to $2.3 million for the second quarter of fiscal 2009.  This decrease was primarily related to a drop in tire revenues and an increase in the number of member fleets that failed in the fiscal 2010 quarter, which was partially offset by an increase in fuel revenues.

Salaries, wages, and employee benefits were $38.6 million, or 35.4% of freight revenue, for the second quarter of fiscal 2010, compared to $37.8 million, or 38.4% of freight revenue, for the second quarter of fiscal 2009.  This dollar increase was due to increased driver payroll due to increased miles and an increase in the value of stock appreciation rights.  These increases were offset by a decrease in administrative payroll due to efforts to eliminate positions and increase efficiencies.  Also, offsetting this increase was a reduction in driver pay per mile and a reduction in our driver recruiting costs in the fiscal 2010 quarter as compared to the fiscal 2009 quarter.

Fuel expenses, net of fuel surcharge revenue of $18.1 million and $21.1 million for the second quarter of fiscal 2010 and 2009, respectively, increased to $12.2 million, or 11.2% of freight revenue, for the second quarter of fiscal 2010, compared to $8.8 million, or 8.9% of freight revenue, for the second quarter of fiscal 2009.  These increases were related to a decrease in fuel surcharge revenue, which offsets our fuel expense, and an increase in the gallons of fuel purchased, due to an increase in miles per tractor per week.  The cost associated with the increase in gallons of fuel purchased was offset by a 3.1% decrease in average fuel prices to $2.50 per gallon in the second quarter of fiscal 2010, from $2.58 per gallon in the second quarter of fiscal 2009.

Operations and maintenance expense increased to $9.0 million, or 8.3% of freight revenue, for the second quarter of fiscal 2010, from $8.8 million, or 9.0% of freight revenue, for the second quarter of fiscal 2009.  Operations and maintenance consist of direct operating expense, maintenance, and tire expense.  These dollar increases in the second quarter of fiscal 2010 are primarily related to an increase in costs associated with physical damage expense, offset by decreases in our maintenance expenses.

Insurance and claims expense increased to $3.4 million, or 3.1% of freight revenue, for the second quarter of fiscal 2010, from $3.3 million, or 3.3% of freight revenue, for the second quarter of fiscal 2009.  Insurance consists of premiums for liability, physical damage, cargo damage, and workers compensation insurance, in addition to claims expense.  This dollar increase resulted from an increase in our workers' compensation expense, related to the severity of claims in the quarter.  The majority of this increase was offset by a decrease in liability claims.  Our insurance program involves self-insurance at various risk retention levels.  Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate.  We accrue for the uninsured portion of claims based on known claims and historical experience.  We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume.  Insurance and claims expense will vary based primarily on the frequency and severity of claims, the level of self-retention, and the premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased to $7.4 million, or 6.8% of freight revenue, for the second quarter of fiscal 2010, compared to $8.6 million, or 8.8% of freight revenue, for the second quarter of fiscal 2009.  This decrease was primarily attributable to decreased tractor depreciation, related to a net decrease of approximately 750 tractors out of our owned fleet as compared to the second quarter of fiscal 2009.  Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases.

Revenue equipment rentals increased to $8.7 million, or 7.9% of freight revenue, for the second quarter of fiscal 2010, compared to $7.0 million or 7.1% of freight revenue for the second quarter of fiscal 2009.  These increases were attributable to an increase in the number of tractors and trailers financed under operating leases.  At December 31, 2009, 1,735 tractors, or 64.0% of our company tractors, were held under operating leases, compared to 1,166 tractors, or 40.2% of our company tractors, at December 31, 2008.  At December 31, 2009, 3,332 trailers, or 33.4%, of our trailer fleet were held under operating leases, compared to 3,101, or 30.8% of our trailer fleet, at December 31, 2008.  To the extent we acquire any tractors in fiscal 2010, we expect to use operating leases for such acquisitions and, if so, we expect our revenue equipment rental to increase as a percentage of freight revenue.

Purchased transportation increased to $20.1 million, or 18.4% of freight revenue, for the second quarter of fiscal 2010, from $12.8 million or 12.9% of freight revenue, for the second quarter of fiscal 2009.  These increases are primarily related to an increase in independent contractors to 349, or 11.4% of our tractor capacity, in the second quarter of fiscal 2010 compared to 206, or 6.6% of tractors in the second quarter of 2009, and the growth of our intermodal operations, which we added in the middle of fiscal 2009 with the acquisition of Continental Express, Inc.  Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile.  Many of our independent contractors operate under a tractor lease purchase program that we began in mid fiscal 2009.  Going forward, depending on outside factors such as the freight environment confronting our industry and the strength of the U.S. economy, in general, we may decide to increase the number of independent contractors we engage.  Accordingly, to the extent we increase the number of independent contractors in our fleet and continue to increase our purchased transportation for brokerage and intermodal transportation, we expect purchased transportation to increase as well.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses.  Accordingly, we have not provided a detailed discussion of such expenses.

Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, decreased 130 basis points to 2.1% of freight revenue for the second quarter of fiscal 2010, from 3.4% of freight revenue for the second quarter of fiscal 2009.

In addition to other factors described above, Canadian exchange rate fluctuations principally impact salaries, wages, and benefits and purchased transportation and, therefore, impacted our pretax margin and results of operations.

Income taxes decreased to $1.3 million, with an effective tax rate of 55.4%, for the second quarter of fiscal 2010, from $1.7 million, with an effective tax rate of 49.3%, for the second quarter of fiscal 2009.  As pre-tax net income decreases, our non-deductible expenses, such as per diem expense, will have a greater impact on our effective rate.

As a result of the factors described above, net income decreased to $1.0 million for the second quarter of fiscal 2010, compared to a net income of $1.7 million for the second quarter of fiscal 2009.

Comparison of Six Months Ended December 31, 2009 to Six Months Ended December 31, 2008

Operating revenue decreased by $11.4 million, or 4.3%, to $255.1 million for the six months ended December 31, 2009, from $266.5 million for the six months ended December 31, 2008.

Freight revenue, which excludes $35.3 million and $58.7 million of fuel surcharge for the six months ended December 31, 2009 and 2008, respectively, increased by $12.0 million, or 5.8%, to $219.8 million for the six months ended December 31, 2009, from $207.8 million for the six months ended December 31, 2009.  This increase was attributable to an increase in loaded miles to 131.2 million for the first six months ended December 31, 2009, from 116.2 million for the first six months ended December 31, 2008, offset by average freight revenue per loaded mile decreasing to $1.396 for the six months ended December 31, 2009, from $1.498 for the six months ended December 31, 2008.  This decrease in revenue per loaded mile was the result of a difficult freight market and the aggressive rate environment confronting our industry and a weakened economy.  This combination of factors resulted in a decrease in average revenue per tractor per week, which is our primary measure of asset productivity, to $2,432 for six months ended December 31, 2009, from $2,488 for six months ended December 31, 2008.

Revenue for TruckersB2B was flat at $4.5 million for the six months ended December 31, 2009 and 2008.

Salaries, wages, and employee benefits were $78.6 million, or 35.8% of freight revenue, for the six months ended December 31, 2009, compared to $79.2 million, or 38.1% of freight revenue, for the six months ended December 31, 2008.   These decreases were due to a reduction in driver pay per mile, a reduction in our driver recruiting costs, and a decrease in administrative payroll due to efforts to eliminate positions and increase efficiencies.  These decreases were offset by an increase in driver payroll due to increased miles and an increase in the value of stock appreciation rights.

Fuel expenses, net of fuel surcharge revenue of $35.3 million and $58.7 million for the six months ended December 31, 2009 and 2008, respectively, increased to $24.8 million, or 11.3% of freight revenue, for the six months ended December 31, 2009, compared to $19.3 million, or 9.3% of freight revenue, for the six months ended December 31, 2008.  These increases were attributable to a decrease in fuel surcharge revenue, which offsets our fuel expense, and an increase in the gallons of fuel purchased, due to an increase in miles per tractor per week.  The cost associated with the increase in gallons of fuel purchased was partially offset by a 26.7% decrease in average fuel prices to $2.41 per gallon in the six months ended December 31, 2009, from $3.29 in the six months ended December 31, 2008.

Operations and maintenance decreased to $17.7 million, or 8.0% of freight revenue, for the six months ended December 31, 2009, from $18.2 million, or 8.8% of freight revenue, for the six months ended December 31, 2008.  Operations and maintenance consist of direct operating expense, maintenance, physical damage, and tire expense.  These decreases are primarily related to a decrease in costs associated with equipment maintenance.

Insurance and claims expense was $7.4 million for the six months ended December 31, 2009, compared to $6.9 million for the six months ended December 31, 2008.  The percentage of freight revenue remained constant at 3.3%.  Insurance consists of premiums for liability, cargo damage, and workers compensation insurance.  This dollar increase is attributed to an increase in workers' compensation claims and cargo claims, offset by a decrease in our liability claims.  Our insurance program involves self-insurance at various risk retention levels.  Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate.  We accrue for the uninsured portion of claims based on known claims and historical experience.  We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased to $15.4 million, or 7.0% of freight revenue, for the six months ended December 31, 2009, from $16.7 million, or 8.0% of freight revenue, for the six months ended December 31, 2008.  These decreases are primarily due to a decrease in tractor depreciation related to a net decrease of approximately 750 tractors out of our owned fleet, as compared to fiscal 2009.  Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases.

Revenue equipment rentals were $18.0 million, or 8.2% of freight revenue, for the six months ended December 31, 2009, compared to $13.0 million, or 6.3% of freight revenue for the six months ended December 31, 2008.  At December 31, 2009, 1,735 tractors, or 64.0% of our company tractors, were held under operating leases, compared to 1,166 tractors, or 40.2% of our company tractors, at December 31, 2008.  At December 31, 2009, 3,332 trailers, or 33.4%, of our trailer fleet were held under operating leases, compared to 3,101, or 30.8% of our trailer fleet, at December 31, 2008.  To the extent we acquire any tractors in fiscal 2010, we expect to use operating leases for such acquisitions and, if so, we expect our revenue equipment rental to increase as a percentage of freight revenue.

Purchased transportation increased to $38.2 million, or 17.4% of freight revenue, for the six months ended December 31, 2009, from $28.5 million, or 13.7% of freight revenue, for the six months ended December 31, 2008.  These increases are primarily related to an increase in independent contractors to 349, or 11.4% of our tractor capacity, in fiscal 2010 compared to 206, or 6.6% of tractors in fiscal 2009, and the growth of our intermodal operations, which we added in the middle of fiscal 2009 with the acquisition of Continental Express, Inc.  Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile.  Many of our independent contractors operate under a tractor lease purchase program that we began in mid fiscal 2009.  Going forward, depending on outside factors such as the freight environment confronting our industry and the strength of the U.S. economy, in general, we may decide to increase the number of independent contractors we engage.  Accordingly, to the extent we increase the number of independent contractors in our fleet and continue to increase our purchased transportation for brokerage and intermodal transportation, we expect purchased transportation to increase as well.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses.  Accordingly, we have not provided a detailed discussion of such expenses.

Our pretax margin decreased 250 basis points to 1.9% of freight revenue for the six months ended December 31, 2009, from 4.4% of freight revenue for the six months ended December 31, 2008.

In addition to other factors described above, Canadian exchange rate fluctuations primarily impact salaries, wages and benefits, and purchased transportation, and, therefore impact our pretax margin and results of operations.

Income taxes decreased to $2.7 million for the six months ended December 31, 2009, compared to $4.7 million, for the six months ended December 31, 2008, while the effective tax rate increased to 62.9% from 51.5%.  Income tax expense for the six months ended December 31, 2008 included an adjustment of approximately $300,000 related to per diem calculations for prior years.  As per diem is a partially non-deductible expense, our effective tax rate will fluctuate as net income and per diem fluctuates in the future.

As a result of the factors described above, net income decreased by $2.9 million to $1.6 million for the six months ended December 31, 2009, from a net income of $4.5 million for the six months ended December 31, 2008.

Liquidity and Capital Resources

Trucking is a capital-intensive business.  We require cash to fund our operating expenses (other than depreciation and amortization), to make capital expenditures and acquisitions, and to repay debt, including principal and interest payments.  Other than ordinary operating expenses, we anticipate that capital expenditures for the acquisition of revenue equipment will constitute our primary cash requirement over the next twelve months.  Given our trade cycle for revenue equipment, we expect minimal capital expenditures over the next twelve months.  We frequently consider potential acquisitions, and if we were to consummate an acquisition, our cash requirements would increase and we may have to modify our expected financing sources for the purchase of tractors.  Subject to any required lender approval, we may make acquisitions in the future.  Our principal sources of liquidity are cash generated from operations, bank borrowings, capital and operating lease financing of revenue equipment, and proceeds from the sale of used revenue equipment.

As of December 31, 2009, we had on order 345 tractors for delivery through fiscal 2010.  These revenue equipment orders represent a capital commitment of approximately $32.6 million, before considering the proceeds of equipment dispositions.  We are using a mixture of cash and off balance sheet debt to purchase our new tractors.  At December 31, 2009, our total balance sheet debt, including capital lease obligations and current maturities less cash, was $32.9 million, compared to $84.2 million at December 31, 2008.  Our debt-to-capitalization ratio (total balance sheet debt as a percentage of total balance sheet debt plus total stockholders' equity) was 18.2% at December 31, 2009, and 37.5% at December 31, 2008.

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

Cash Flows

For the six months ended December 31, 2009, net cash provided by operations was $18.9 million, compared to cash provided by operations of $41.0 million for the six months ended December 31, 2008.  Cash provided by operations decreased due to the change in trade receivables, partially offset by the change in accounts payable and accrued expenses.

Net cash used in investing activities was $4.1 million for the six months ended December 31, 2009, compared to net cash used in investing activities of $25.1 million for the six months ended December 31, 2008.  Cash used in investing activities includes the net cash effect of acquisitions and dispositions of revenue equipment during each period.  Capital expenditures for new equipment totaled $27.5 million for the six months ended December 31, 2009, and $21.1 million for the six months ended December 31, 2008.  Also, in December 2008 we used $24.1 million to purchase the assets of Continental.  We generated proceeds from the sale of property and equipment of $23.4 million for the six months ended December 31, 2009, compared to $20.2 million in proceeds for the six months ended December 31, 2008.

Net cash used in financing activities was $9.4 million for the six months ended December 31, 2009, compared to net cash used in financing activities of $18.2 million for the six months ended December 31, 2008.  The decrease in cash used for financing activities was primarily due to the increased payment on our revolving debt line in the six months ended December 31, 2008.  Financing activity represents borrowings (new borrowings, net of repayment) and payments of the principal component of capital lease obligations and long-term debt.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for our revenue equipment.  Our operating leases include some under which we do not guarantee the value of the asset at the end of the lease term ("walk-away leases") and some under which we do guarantee the value of the asset at the end of the lease term ("residual value").  Therefore, we are subject to the risk that equipment value may decline, in which case we would suffer a loss upon disposition and be required to make cash payments because of the residual value guarantees.  We were obligated for residual value guarantees related to operating leases of $76.7 million at December 31, 2009 compared to $83.1 million at December 31, 2008.  We believe that any residual payment obligations will be satisfied by the value of the related equipment at the end of the lease.  To the extent the expected value at the lease termination date is lower than the residual value guarantees, we would accrue for the difference over the remaining lease term.  We anticipate that going forward we will use a combination of cash generated from operations and operating leases to finance tractor purchases and operating leases to finance trailer purchases.

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

Letters of credit are limited to an aggregate commitment of $15.0 million and the swing line facility has a limit of $3.0 million.  A commitment fee that is adjusted quarterly between 0.375% and 0.5% per annum based on cash flow coverage is due on the daily unused portion of the Credit Agreement.  The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, mergers, consolidations, acquisitions and dispositions, and total indebtedness.  We were in compliance with these covenants at December 31, 2009, and expect to remain in compliance for the foreseeable future.  At December 31, 2009, none of our credit facility was utilized for outstanding borrowings and $0.3 million was utilized for standby letters of credit.

Contractual Obligations

As of December 31, 2009, our operating leases, capitalized leases, other debts, and future commitments have stated maturities or minimum annual payments as follows:

	Annual Cash Requirements as of December 31, 2009 (in thousands) Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

Operating leases	$104,010	$37,347	$47,688	$11,897	$7,078
Lease residual value guarantees	76,717	3,662	53,647	12,806	6,602
Capital leases(1)	41,543	9,692	30,281	1,570	---
Long-term debt(1)	912	735	177	---	---
Sub-total	$223,182	$51,436	$131,793	$26,273	$13,680

Future purchase of revenue equipment	$32,551	$20,857	$3,511	$8,183	---
Employment and consulting agreements(2)	700	700	---	---	---
Standby Letters of Credit	259	259	---	---	---

Total	$256,692	$73,252	$135,304	$34,456	$13,680

(1)	Includes interest.
(2)	Amounts do not include amounts that could become payable to our Chief Executive Officer and Chief Financial Officer under certain circumstances if their employment by the Company is terminated.

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

Accounting for Income Taxes.  Deferred income taxes represent a substantial liability on our consolidated balance sheet.  Deferred income taxes are determined in accordance with ASC topic 740, Accounting for Income Taxes.  Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry-forwards.  We evaluate our tax assets and liabilities on a periodic basis and adjust these balances as appropriate.  We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law.  However, should our tax positions be challenged and not prevail, different outcomes could result and have a significant impact on the amounts reported in our consolidated financial statements.

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

Seasonality

In the trucking industry, revenue generally decreases as customers reduce shipments during the winter holiday season and as inclement weather impedes operations.  At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and weather.  We have substantial operations in the Midwestern and Eastern United States and Canada.  For the reasons stated, in those geographic regions in particular, third quarter net income historically has been lower than net income in each of the other three quarters of the year excluding charges.  Our equipment utilization typically improves substantially between May and October of each year because of seasonal increased shipping and better weather.  Also, during September and October, business generally increases as a result of increased retail merchandise shipped in anticipation of the holidays.

Inflation

Many of our operating expenses, including fuel costs, revenue equipment, and driver compensation, are sensitive to the effects of inflation, which result in higher operating costs and reduced operating income.  The effects of inflation on our business during the past three years were most significant in fuel.  The effects of inflation on revenue were not material in the past three years.  We attempt to limit the effects of inflation through increases in freight rates and fuel surcharges.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We experience various market risks, including fluctuations in interest rates, variability in currency exchange rates, and fuel prices.  We have established policies, procedures, and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.

Interest Rate Risk.  We are exposed to interest rate risk principally from our primary credit facility.  The credit facility carries a maximum variable interest rate of either the bank's base rate or LIBOR plus 1.125%.  At December 31, 2009, the interest rate for revolving borrowings under our credit facility was LIBOR plus 1.5%, an effective rate of 4.75%.  At December 31, 2009, we did not have any borrowings outstanding under the credit facility.  A hypothetical 10% increase in the bank's base rate and LIBOR would be immaterial to our net income.

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

Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions.  At December 31, 2009, we had outstanding foreign exchange derivative contracts in notional amounts of $5.1 million with a fair value of these contracts approximately equal to the original contract value.  Derivative gains/(losses), initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.

Assuming revenue and expenses for our Canadian operations identical to that in the second quarter of fiscal 2010 (both in terms of amount and currency mix), we estimate that a $0.01 decrease in the Canadian dollar exchange rate would reduce our annual net income by approximately $130,000.  Also, we estimate that a $0.01 decrease in the Mexican peso exchange rate would reduce our annual net income by approximately $82,000.

Commodity Price Risk.  Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability.  Fuel is subject to economic, political, and market factors that are outside of our control.  Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through the collection of fuel surcharges.  However, fuel surcharges do not always fully offset increases in fuel prices.  As of December 31, 2009, we had no derivative financial instruments in place to reduce our exposure to fuel price fluctuations.

Item 4.  Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company has carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  This evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.  There were no changes in the Company's internal control over financial reporting that occurred during the second quarter of fiscal 2010 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On August 8, 2007, the 384th District Court of the State of Texas situated in El Paso, Texas, rendered a judgment against CTSI, for approximately $3.4 million in the case of Martinez v. Celadon Trucking Services, Inc., which was originally filed on September 4, 2002.  The case involves a workers' compensation claim of a former employee of CTSI who suffered a back injury as a result of a traffic accident.  CTSI and the Company believe all actions taken were proper and legal and contend that the proper and exclusive place for resolution of this dispute was before the Indiana Workers' Compensation Board.  While there can be no certainty as to the outcome, the Company believes that the ultimate resolution of this dispute will not have a materially adverse effect on its consolidated financial position, cash flows, or results of operations.  CTSI filed an appeal of the decision to the Texas Court of Appeals in October 2007.  Appellate briefs have been filed by CTSI and the plaintiff and the Ameritan Trucking Associations Litigation Center has filed an amicus curiae brief in support of CTSI's position.  The Texas Court of Appeals has set this matter for oral argument on February 18, 2010 in El Paso, Texas.

Item 1A.  Risk Factors

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present.  Our Form 10-K for the year ended June 30, 2009, in the section entitled Item 1A. Risk Factors, describes the risks and uncertainties associated with our business.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

The Federal Motor Carrier Safety Administration's new Comprehensive Safety Analysis 2010 initiative may decrease the number of available drivers, which may make it more difficult for us to attract and retain drivers.

The Federal Motor Carrier Safety Administration's new Comprehensive Safety Analysis 2010 initiative introduces a new enforcement and compliance model, which implements driver standards in addition to the company standards currently in place.  As a result of this new regulation, there may be a reduced number of eligible drivers.  If current or potential drivers are eliminated due to the Comprehensive Safety Analysis 2010 initiative, we may have difficulty attracting and retaining qualified drivers.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its regular Annual Meeting of Stockholders (the "Annual Meeting") on November 13, 2009.  Stockholders representing 20,375,176 shares, or 93.3%, of the total outstanding shares were present in person or by proxy.  At the Annual Meeting, Stephen Russell, Michael Miller, Anthony Heyworth, Catherine Langham, and Paul Will were elected to serve as directors for one-year terms.  A tabulation of the vote with respect to each nominee follows:

	Votes For	Votes Withheld(1)

Stephen Russell	13,444,376	6,930,800
Michael Miller	12,361,853	8,013,323
Anthony Heyworth	11,690,447	8,684,729
Catherine Langham	12,399,583	7,975,593
Paul Will	12,778,216	7,596,960

(1) Includes votes withheld, votes against, abstentions, and broker non-votes.

Item 5.  Other Information.

Item 5.02	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

By action unanimously approved on January 26, 2010, the Compensation and Nominating Committee of the Board of Directors of the Company made the following stock option and restricted stock awards, effective January 26, 2010, to Stephen Russell, Paul Will, Chris Hines, Jonathan Russell, and Kenneth Core, the Company's named executive officers:

Name and Position	Stock Option Awards	Restricted Stock Awards

Stephen Russell, Chairman and CEO	94,000	46,000

Paul Will, Vice Chairman, Executive Vice President, CFO, Treasurer, and Assistant Secretary	71,000	35,000

Chris Hines, President and COO	39,000	19,000

Jonathan Russell, Executive Vice President of Logistics	36,000	17,000

Kenneth Core, Vice President and Secretary	--	3,000

The restricted stock and stock option awards vest one-fourth on each of the first four anniversaries of the grant date, conditioned on continued employment.  The exercise price of the stock options is the closing price of the Company's stock on January 25, 2010, $9.86.  Upon exercise, the stock options will convert to the Company’s common stock on a one-for-one basis.

Item 6.  Exhibits.

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

Date: January 29, 2010