Form 10-Q
period 2010-03-31
CELADON GROUP INC
filed 2010-04-30
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).  Yes [  ]  No [ X ]

As of April 30, 2010 (the latest practicable date), 22,260,726 shares of the registrant's common stock, par value $0.033 per share, were outstanding.

CELADON GROUP, INC.

Index to

March 31, 2010 Form 10-Q

Part I.                                Financial Information

Item I.                                Financial Statements

CELADON GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2010 and June 30, 2009
(Dollars in thousands except per share and par value amounts)

	March 31, 2010	June 30, 2009
ASSETS	(unaudited)

Current assets:
Cash and cash equivalents	$9,410	$863
Trade receivables, net of allowance for doubtful accounts of $1,202 and $1,059 at March 31, 2010 and June 30, 2009, respectively	60,806	55,291
Prepaid expenses and other current assets	14,269	10,044
Tires in service	4,968	4,336
Equipment held for resale	---	8,012
Income tax receivable	---	232
Deferred income taxes	3,210	2,780
Total current assets	92,663	81,558
Property and equipment	235,554	237,167
Less accumulated depreciation and amortization	76,654	70,025
Net property and equipment	158,900	167,142
Tires in service	1,472	1,581
Goodwill	19,137	19,137
Other assets	1,591	1,581
Total assets	$273,763	$270,999

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$6,727	$5,461
Accrued salaries and benefits	12,104	10,084
Accrued insurance and claims	9,599	8,508
Accrued fuel expense	10,508	8,592
Other accrued expenses	11,786	11,547
Current maturities of long-term debt	563	1,109
Current maturities of capital lease obligations	11,867	6,693
Provision for income taxes	1,433	---
Total current liabilities	64,587	51,994
Long-term debt, net of current maturities	109	5,870
Capital lease obligations, net of current maturities	25,061	35,311
Deferred income taxes	34,019	34,132
Minority interest	---	25
Stockholders' equity:
Common stock, $0.033 par value, authorized 40,000,000 shares; issued 23,871,993 and 23,840,677 shares at March 31, 2010 and June 30, 2009, respectively	788	787
Treasury stock at cost; 1,611,267 and 1,744,245 shares at March 31, 2010 and June 30, 2009, respectively	(11,109)	(12,025)
Additional paid-in capital	98,007	97,030
Retained earnings	64,907	62,955
Accumulated other comprehensive loss	(2,606)	(5,080)
Total stockholders' equity	149,987	143,667
Total liabilities and stockholders' equity	$273,763	$270,999

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except per share amounts)
(Unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2010	2009	2010	2009
Revenue:
Freight revenue	$109,913	$96,152	$329,689	$303,979
Fuel surcharges	19,522	10,725	54,817	69,412
Total revenue	129,435	106,877	384,506	373,391

Operating expenses:
Salaries, wages, and employee benefits	38,348	36,990	116,940	116,144
Fuel	31,682	22,146	91,812	100,093
Operations and maintenance	9,327	8,711	27,018	26,944
Insurance and claims	3,928	3,505	11,280	10,374
Depreciation and amortization	7,602	10,123	23,025	26,802
Revenue equipment rentals	9,142	7,774	27,169	20,814
Purchased transportation	20,572	12,469	58,803	40,989
Costs of products and services sold	1,352	1,486	4,553	4,620
Communications and utilities	1,256	1,386	3,701	3,734
Operating taxes and licenses	2,523	2,424	7,282	7,148
General and other operating	1,557	1,733	5,215	6,293
Total operating expenses	127,289	108,747	376,798	363,955

Operating income (loss)	2,146	(1,870)	7,708	9,436

Other (income) expense:
Interest income	(18)	(15)	(55)	(26)
Interest expense	666	776	1,888	2,901
Other (income) expense, net	(21)	60	82	47
Income (loss) before income taxes	1,519	(2,691)	5,793	6,514
Provision (benefit) for income taxes	1,153	(613)	3,841	4,124
Net income (loss)	$366	$(2,078)	$1,952	$2,390

Earnings (loss) per common share:
Diluted earnings per share	$0.02	$(0.10)	$0.09	$0.11
Basic earnings per share	$0.02	$(0.10)	$0.09	$0.11
Average shares outstanding:
Diluted	22,503	21,792	22,303	22,122
Basic	21,916	21,792	21,877	21,706

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended March 31, 2010 and 2009
(Dollars in thousands)
(Unaudited)

	2010	2009

Cash flows from operating activities:
Net income	$1,952	$2,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,233	27,478
(Gain)/Loss on sale of equipment	834	(676)
Stock based compensation	2,657	1,615
Deferred income taxes	2,442	992
Provision for doubtful accounts	132	78
Changes in assets and liabilities:
Trade receivables	(5,293)	20,964
Income tax recoverable	(958)	4,972
Tires in service	(497)	(174)
Prepaid expenses and other current assets	3,960	4,106
Other assets	391	(474)
Accounts payable and accrued expenses	4,792	(7,554)
Net cash provided by operating activities	32,645	53,717

Cash flows from investing activities:
Purchase of property and equipment	(43,253)	(28,336)
Proceeds on sale of property and equipment	29,806	42,344
Purchase of business, net of cash	---	(24,100)
Net cash (used in) investing activities	(13,447)	(10,092)

Cash flows from financing activities:
Payments on long-term debt	(6,308)	(38,226)
Principal payments under capital lease obligations	(5,076)	(4,943)
Net cash (used in) financing activities	(11,384)	(43,169)
Effect of exchange rates on cash and cash equivalents	733	---
Increase in cash and cash equivalents	8,547	456

Cash and cash equivalents at beginning of year	863	2,325
Cash and cash equivalents at end of year	$9,410	$2,781
Supplemental disclosure of cash flow information:
Interest paid	$1,938	$2,974
Income taxes paid	$4,049	---

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 ("SFAS 160"), which was primarily codified into Topic 810 Consolidations in the ASC, and changes the accounting and reporting for minority interests.  Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions.  In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  SFAS 160 was effective for us beginning July 1, 2009 and did not have a material impact on the consolidated financial statements.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 ("SFAS 161"), which was primarily codified into Topic 815 Derivatives and Hedging in the ASC.  SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  The Company adopted this statement effective July 1, 2009, and it did not have a material impact on the consolidated financial statements.

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

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which were primarily codified into Topic 825 into the ASC.  This FSP amends FASB Statement No. 107, to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  The FSP also amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods.  This FSP was effective for interim reporting periods ending after June 15, 2009.  The adoption of this FSP did not materially affect the Company's consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which was primarily codified into Topic 105 Generally Accepted Accounting Standards in the ASC.  This standard did become the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"), superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), Emerging Issues Task Force ("EITF"), and related accounting literature.  This standard reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  This guidance was effective for financial statements issued for reporting periods that ended after September 15, 2009.  Beginning in the first quarter of 2010, this guidance impacted the Company's financial statements and related disclosures as all references to authoritative accounting literature reflect the newly adopted codification.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

3.           Income Taxes

Income tax expense varies from the federal corporate income tax rate of 35%, primarily due to state income taxes, net of federal income tax effect and our permanent differences primarily related to our per diem pay structure.

The company follows ASC Topic 740-10-25 in Accounting for Uncertainty in Income Taxes.  Topic 740-10-25 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As of March 31, 2010, the Company recorded a $0.6 million liability for unrecognized tax benefits, a portion of which represents penalties and interest.

As of March 31, 2010, we are subject to U.S. Federal income tax examinations for the tax years 2006 through 2008.  We file tax returns in numerous state jurisdictions with varying statutes of limitations.

4.           Earnings Per Share

The difference in basic and diluted weighted average shares is due to the assumed exercise of outstanding stock options and unvested restricted stock.  A reconciliation of the basic and diluted earnings per share calculation is as follows (amounts in thousands, except per share amounts):

	For three months ended March 31,		For nine months ended March 31,
	2010	2009	2010	2009

Net income (loss)	$366	$(2,078)	$1,952	$2,390

Denominator
Weighted average number of common shares outstanding	21,916	21,792	21,877	21,706
Equivalent shares issuable upon exercise of stock options and restricted stock vesting	587	---	426	416

Diluted shares	22,503	21,792	22,303	22,122

Earnings (loss) per share
Basic	$0.02	$(0.10)	$0.09	$0.11
Diluted(1)	$0.02	$(0.10)	$0.09	$0.11

(1) Diluted loss per share for the three months ended March 31, 2009 does not include the anti-dilutive effect of 188,000 stock options and other incremental shares.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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

	Transportation	E-commerce	Consolidated
Three months ended March 31, 2010
Operating revenue	$127,443	$1,992	$129,435
Operating income	1,857	289	2,146

Three months ended March 31, 2009
Operating revenue	$104,744	$2,133	$106,877
Operating income (loss)	(2,178)	308	(1,870)

Nine months ended March 31, 2010
Operating revenue	$378,002	$6,504	$384,506
Operating income	6,829	879	7,708

Nine months ended March 31, 2009
Operating revenue	$366,752	$6,639	$373,391
Operating income	8,489	947	9,436

Information as to the Company's operating revenue by geographic area is summarized below (in thousands).  The Company allocates operating revenue based on country of origin of the tractor hauling the freight:

	For the three months ended March 31,		For the nine months ended March 31,
	2010	2009	2010	2009
Operating revenue:
United States	$113,417	$93,976	$336,155	$326,964
Canada	9,474	7,146	28,664	26,837
Mexico	6,544	5,755	19,687	19,590
Total	$129,435	$106,877	$384,506	$373,391

No customer accounted for more than 5% of the Company's total revenue during any of its three most recent fiscal years or the interim periods presented above.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

6.           Stock Based Compensation

The Company accounts for all share-based grants to employees based upon a grant date fair value of an award in accordance with FAS 123R, which was primarily codified into Topic 718 in the ASC.  In January 2006, stockholders approved the Company's 2006 Omnibus Incentive Plan ("2006 Plan"), which provides vehicles such as stock options, restricted stock grants, and stock appreciation rights ("SARs") to compensate the Company's key employees.  Giving effect to the appropriate adjustments and amendments, an aggregate 2,687,500 shares of our common stock were originally reserved for issuance under the 2006 Plan.  The Company granted 242,000 stock options and 177,904 shares of restricted stock pursuant to the 2006 Plan in fiscal 2010.  As of March 31, 2010, the Company was authorized to grant an additional 541,186 shares pursuant to the 2006 Plan.

The following table summarizes the expense components of our stock based compensation program (in thousands):

	For three months ended March 31,		For nine months ended March 31,
	2010	2009	2010	2009

Stock options expense	$220	$278	$812	$909
Restricted stock expense	374	148	1,065	872
Stock appreciation rights expense/(income)	446	---	766	(340)
Total stock related compensation expense	$1,040	$426	$2,643	$1,441

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

A summary of the activity of the Company's stock option plans as of March 31, 2010 and changes during the period then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at July 1, 2009	1,289,841	$9.87	7.04	$677,650
Granted	242,000	$9.86	---	---
Exercised	(7,500)	$1.83	---	---
Forfeited or expired	(10,750)	$10.42	---	---
Outstanding at March 31, 2010	1,513,591	$9.90	6.88	$6,119,789
Exercisable at March 31, 2010	957,929	$10.30	5.90	$3,490,483

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal 2010	Fiscal 2009
Weighted average grant date fair value	$5.24	$4.22
Dividend yield	0	0
Expected volatility	57.8%	52.1%
Risk-free interest rate	1.89%	1.72%
Expected lives	5.6 years	4.1 years

Restricted Shares

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at July 1, 2009	309,706	$11.81
Granted	177,904	$9.66
Vested	(125,478)	$11.02
Forfeited	(21,110)	$14.78
Unvested at March 31, 2010	341,022	$10.80

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

As of March 31, 2010, the Company had $2.1 million and $2.3 million of total unrecognized compensation expense related to stock options and restricted stock, respectively, that is expected to be recognized over the remaining period of approximately 3.8 years for both stock options and restricted stock.

Stock Appreciation Rights

	Number of Shares	Weighted Average Grant Date Fair Value
Vested at July 1, 2009	144,844	$8.64
Paid	(844)	$8.64
Forfeited	---	---
Vested at March 31, 2010	144,000	$8.64

SARs granted to employees vested on a four year vesting schedule.

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

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

8.           Comprehensive Income

Comprehensive income consisted of the following components for the quarter and the nine months ended March 31, 2010 and 2009, respectively (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009

Net income/(loss)	$366	$(2,078)	$1,952	$2,390
Currency hedges	272	(272)	301	(318)
Foreign currency translation adjustments	846	(822)	2,173	(6,684)
Total comprehensive income/(loss)	$1,484	$(3,172)	$4,426	$(4,612)

9.           Commitments and Contingencies

The Company has outstanding commitments to purchase approximately $9.9 million of revenue equipment at March 31, 2010.

Standby letters of credit, not reflected in the accompanying consolidated financial statements, aggregated to approximately $0.3 million at March 31, 2010.  In addition, at March 31, 2010, 650,000 treasury shares were held in a trust as collateral for self insurance reserves.

The Company has employment and consulting agreements with various key employees providing for minimum combined annual compensation of $700,000 in fiscal 2010.

There are various claims, lawsuits, and pending actions against the Company and its subsidiaries in the normal course of the operation of their businesses with respect to cargo, auto liability, or income taxes.

    On August 8, 2007, the 384th District Court of the State of Texas situated in El Paso, Texas, rendered a judgment against CTSI, for approximately $3.4 million in the case of Martinez v. Celadon Trucking Services, Inc., which was originally filed on September 4, 2002.  The case involves a workers' compensation claim of a former employee of CTSI who suffered a back injury as a result of a traffic accident.  CTSI and the Company believe all actions taken were proper and legal and contend that the proper and exclusive place for resolution of this dispute was before the Indiana Worker's Compensation Board.  In October 2007, CTSI posted an appeal bond and filed an appeal of this decision to the Texas Court of Appeals.  The ATA Litigation Center filed an amicus brief in support of our position with the Texas Court of Appeals.  Oral arguments on this case were held February 18, 2010.  Celadon argued its case before the Texas Court of Appeals and on March 24, 2010, the Texas Court of Appeals reversed the judgment and dismissed Martinez' suit in its entirety finding that the Indiana Workers Compensation Board had exclusive jurisdiction over this dispute.  Plaintiff has until May 7, 2010 to request a rehearing of the Texas Court of Appeals' decision.  While there can be no certainty as to the outcome, the Company believes that the ultimate resolution of this dispute will not have a materially adverse affect on its consolidated financial position, cash flows, or results of operations, and the Company has not recorded any provision for the case.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157 as of March 31, 2010 (in thousands):

Description	March 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:	---	---	---	---
Liabilities:
Foreign Currency Contracts	$276	---	$276	---

The Company pays a fixed contract rate for foreign currency.  The fair value of foreign currency forward contracts is based on the valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

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

We believe our international operations, particularly those involving Mexico, offer an attractive business niche.  The additional complexity of and need to establish cross-border business partners and to develop strong organization and adequate infrastructure in Mexico affords some barriers to competition that are not present in traditional U.S. truckload services.  Recently, we have become aware of various manufacturers that have moved, or indicated an interest in moving, certain of their manufacturing plants from China and other locations to Mexico.  To the extent this near-sourcing trend develops and expands, we believe it will offer us a unique opportunity to increase our operations to and from Mexico.

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

Recent Results and Financial Condition

For the third quarter of fiscal 2010, revenue increased 21.0% to $129.4 million, compared with $106.9 million for the third quarter of fiscal 2009.  Excluding fuel surcharge, freight revenue increased 14.2% to $109.9 million for the third quarter of fiscal 2010, compared with $96.2 million for the third quarter of fiscal 2009.  In the third quarter of fiscal 2010, we recorded a net income of $0.4 million compared to a net loss of $2.1 million in the third quarter of fiscal 2009.  Diluted earnings (loss) per share increased to $0.02 in the third quarter of fiscal 2010, from $(0.10) in the third quarter of fiscal 2009.

At March 31, 2010, our total balance sheet debt (including capital lease obligations less cash) was $28.2 million, and our total stockholders' equity was $150.0 million.  At March 31, 2010, our debt to capitalization ratio was 15.8%.  At March 31, 2010, we had $39.7 million of available borrowing capacity under our revolving credit facility.

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

The trucking industry has experienced significant increases in expenses over the past three years, in particular those relating to equipment costs and insurance.  Until recently, many trucking companies had been able to raise freight rates to cover the increased costs.  As freight demand has softened, carriers have been willing to accept rate decreases to utilize assets in service.  Going forward, to the extent capacity in the industry continues to tighten and we are able to continue to gradually increase our average rate per mile, we expect to be able to increase our recovery of these cost increases.

Revenue Equipment and Related Financing

Going forward for the next year, we do not expect to place any orders for new tractors or trailers.  At March 31, 2010, the average age of our domestic tractor fleet was approximately 1.3 years and the average age of our trailer fleet was approximately 5.7 years.  At March 31, 2010, we had future operating lease obligations totaling $193.3 million, including residual value guarantees of approximately $92.5 million.

	March 31, 2010		March 31, 2009
	Tractors	Trailers	Tractors	Trailers
Owned equipment	1,070	2,858	1,355	2,986
Capital leased equipment	---	3,710	---	3,719
Operating leased equipment	1,934	3,331	1,616	3,336
Independent contractors	357	---	198	---
Total	3,361	9,899	3,169	10,041

Independent contractors are utilized through a contract with us to supply one or more tractors and drivers for our use.  Independent contractors must pay their own tractor expenses, fuel, maintenance, and driver costs and must meet our specified guidelines with respect to safety.  A lease-purchase program that we offer provides independent contractors the opportunity to lease-to-own a tractor from the Company or a third party.  As of March 31, 2010, there were 357 independent contractors providing a combined 10.6% of our tractor capacity.

Outlook

Looking forward, our profitability goal is to achieve an operating ratio of approximately 90%, which is operating expenses as a percentage of freight revenue net of fuel surcharge revenue.  We expect this to require improvements in rate per mile and miles per tractor and decreased non-revenue miles, to overcome expected additional cost increases.  Because a large percentage of our costs are variable, changes in revenue per mile affect our profitability to a greater extent than changes in miles per tractor.  For the remainder of fiscal 2010, the key factors that we expect to have the greatest effect on our profitability are our freight revenue per tractor per week (which will be affected by the general freight environment, including the balance of freight demand and industry-wide trucking capacity), our compensation of drivers, our fuel costs, and our insurance and claims.  To overcome cost increases and improve our margins, we will need to achieve increases in freight revenue per tractor.  Operationally, we will seek improvements in safety, driver recruiting, and retention.  Our success in these areas primarily will affect revenue, driver-related expenses, and insurance and claims expense.  Although we believe the freight market and supply-demand balance in our industry are beginning to improve compared to prior recent periods, the freight market and the economy remain challenging.  Accordingly, we believe achieving our near term profitability goal will be difficult.

Results of Operations

The following table sets forth the percentage relationship of expense items to freight revenue for the periods indicated:

	For the three months ended March 31,		For the nine months ended March 31,
	2010	2009	2010	2009
Freight revenue(1)	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages, and employee benefits	34.9%	38.5%	35.5%	38.2%
Fuel(1)	11.1%	11.9%	11.2%	10.1%
Operations and maintenance	8.5%	9.1%	8.2%	8.9%
Insurance and claims	3.6%	3.6%	3.4%	3.4%
Depreciation and amortization	6.9%	10.5%	7.0%	8.8%
Revenue equipment rentals	8.3%	8.1%	8.2%	6.8%
Purchased transportation	18.7%	13.0%	17.8%	13.5%
Costs of products and services sold	1.2%	1.5%	1.4%	1.5%
Communications and utilities	1.1%	1.4%	1.1%	1.2%
Operating taxes and licenses	2.3%	2.5%	2.2%	2.4%
General and other operating expenses	1.4%	1.8%	1.6%	2.1%

Total operating expenses	98.0%	101.9%	97.6%	96.9%

Operating income (loss)	2.0%	(1.9)%	2.4%	3.1%

Other expense:
Currency exchange (gain)/loss	0.0%	0.1%	0.0%	0.0%
Interest expense	0.6%	0.8%	0.6%	1.0%

Income (loss) before income taxes	1.4%	(2.8)%	1.8%	2.1%
Provision (benefit) for income taxes	1.0%	(0.6)%	1.2%	1.3%

Net income (loss)	0.4%	(2.2)%	0.6%	0.8%

(1)
Freight revenue is total revenue less fuel surcharges.  In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense.  Fuel surcharges were $19.5 million and $10.7 million for the third quarter of fiscal 2010 and 2009, respectively, and $54.8 million and $69.4 million for the nine months ended March 31, 2010 and 2009, respectively.

Comparison of Three Months Ended March 31, 2010 to Three Months Ended March 31, 2009

Operating revenue increased by $22.5 million, or 21.0%, to $129.4 million for the third quarter of fiscal 2010, from $106.9 million for the third quarter of fiscal 2009.  Freight revenue excludes $19.5 million and $10.7 million of fuel surcharge revenue for the third quarter of fiscal 2010 and 2009, respectively.

    Freight revenue increased by $13.7 million, or 14.2%, to $109.9 million for the third quarter of fiscal 2010, from $96.2 million for the third quarter of fiscal 2009.  This increase was attributable to an increase in loaded miles to 65.0 million for the third quarter of fiscal 2010, from 55.1 million for the third quarter of fiscal 2009, offset by average freight revenue per loaded mile decreasing to $1.398 for the third quarter of fiscal 2010, from $1.455 for the third quarter of fiscal 2009.  This decrease in revenue per loaded mile was the result of a difficult freight market and the aggressive rate environment confronting our industry and a weakened economy.  Despite the difficult freight market, aggressive rate environment, and weakened economy, we achieved more than a seasonal pick up in shipments in the third quarter of fiscal 2010, which resulted in an increase in loaded miles and an increase in average revenue per tractor per week, which is our primary measure of asset productivity, to $2,315 in the third quarter of fiscal 2010, from $2,136 for the third quarter of fiscal 2009.

Revenue for TruckersB2B was $2.0 million in the third quarter of fiscal 2010, compared to $2.1 million for the third quarter of fiscal 2009.  This decrease was primarily related to a drop in revenues from our tire programs as small and mid-sized fleets have continued to experience difficulty obtaining bank lending and capital.

   Salaries, wages, and employee benefits were $38.3 million, or 34.9% of freight revenue, for the third quarter of fiscal 2010, compared to $37.0 million, or 38.5% of freight revenue, for the third quarter of fiscal 2009.  This dollar increase was due primarily to increased driver payroll related to increased miles.  This increase was offset by a decrease in administrative payroll due to efforts to eliminate positions and increase efficiencies.  Also offsetting this increase was a reduction in driver pay per mile and a reduction in our driver recruiting costs in the fiscal 2010 quarter as compared to the fiscal 2009 quarter.

      Fuel expenses, net of fuel surcharge revenue of $19.5 million and $10.7 million for the third quarter of fiscal 2010 and 2009, respectively, increased to $12.2 million, or 11.1% of freight revenue, for the third quarter of fiscal 2010, compared to $11.4 million, or 11.9% of freight revenue, for the third quarter of fiscal 2009.  This dollar increase was related to an increase in amount of fuel purchased, due to an increase in miles, as well as a 36.4% increase in average fuel prices to $2.55 per gallon in the third quarter of fiscal 2010, from $1.87 per gallon in the third quarter of fiscal 2009.

      Operations and maintenance expense increased to $9.3 million, or 8.5% of freight revenue, for the third quarter of fiscal 2010, from $8.7 million, or 9.1% of freight revenue, for the third quarter of fiscal 2009.  Operations and maintenance expense consists of direct operating expense, maintenance, and tire expense.  This dollar increase in the third quarter of fiscal 2010 was primarily related to an increase in costs associated with physical damage and tire expenses, offset by decreases in our maintenance expenses due to a younger fleet of tractors.

Insurance and claims expense increased to $3.9 million, or 3.6% of freight revenue, for the third quarter of fiscal 2010, from $3.5 million, or 3.6% of freight revenue, for the third quarter of fiscal 2009.  Insurance consists of premiums for liability, physical damage, cargo damage, and workers compensation insurance, in addition to claims expense.  This dollar increase resulted from an increase in our liability claims loss development in the quarter.  Our insurance program involves self-insurance at various risk retention levels.  Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate.  We accrue for the uninsured portion of claims based on known claims and historical experience.  We continually review and revise our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume.  Insurance and claims expense will vary based primarily on the frequency and severity of claims, the level of self-retention, and the premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased to $7.6 million, or 6.9% of freight revenue, for the third quarter of fiscal 2010, compared to $10.1 million, or 10.5% of freight revenue, for the third quarter of fiscal 2009.  This decrease was primarily attributable to decreased tractor depreciation, related to a net decrease of approximately 285 tractors out of our owned fleet as compared to the third quarter of fiscal 2009 and an increase in the percentage of our fleet financed with operating leases.  Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases.

           Revenue equipment rentals increased to $9.1 million, or 8.3% of freight revenue, for the third quarter of fiscal 2010, compared to $7.8 million, or 8.1% of freight revenue, for the third quarter of fiscal 2009.  These increases were attributable to an increase in the percentage of our tractors and trailers financed under operating leases.  At March 31, 2010, 1,934 tractors, or 57.5% of our company tractors, were held under operating leases, compared to 1,616 tractors, or 51.0% of our company tractors, at March 31, 2009.

Purchased transportation increased to $20.6 million, or 18.7% of freight revenue, for the third quarter of fiscal 2010, from $12.5 million, or 13.0% of freight revenue, for the third quarter of fiscal 2009.  These increases are primarily related to an increase in independent contractors to 357, or 10.6% of our tractor capacity, in the third quarter of fiscal 2010 compared to 198, or 6.2% of tractors, in the third quarter of 2009, and the growth of our intermodal and brokerage operations.  Independent contractors are drivers who cover all of their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile.  Many of our independent contractors operate under a tractor lease purchase program that we began in the middle of fiscal 2009.  Going forward, depending on outside factors such as the freight environment confronting our industry and the strength of the U.S. economy, in general, we may decide to increase the number of independent contractors we engage.  Accordingly, to the extent we increase the number of independent contractors in our fleet and continue to increase our purchased transportation for brokerage and intermodal transportation, we expect purchased transportation to increase as well.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses.  Accordingly, we have not provided a detailed discussion of such expenses.

Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, increased 420 basis points to 1.4% of freight revenue for the third quarter of fiscal 2010, from (2.8)% of freight revenue for the third quarter of fiscal 2009.

    In addition to other factors described above, Canadian and Mexican exchange rate fluctuations principally impact salaries, wages, and benefits and purchased transportation and therefore impact our pretax margin and results of operations.

Income taxes increased to $1.2 million, with an effective tax rate of 75.9%, for the third quarter of fiscal 2010, from a benefit of $0.6 million, with an effective tax rate of 22.8%, for the third quarter of fiscal 2009.  As pre-tax net income decreases, our non-deductible expenses, such as per diem expense, will have a greater impact on our effective rate.

As a result of the factors described above, net income increased to $0.4 million for the third quarter of fiscal 2010, compared to a net loss of $2.1 million for the third quarter of fiscal 2009.

Comparison of Nine Months Ended March 31, 2010 to Nine Months Ended March 31, 2009

Operating revenue increased by $11.1 million, or 3.0%, to $384.5 million for the nine months ended March 31, 2010, from $373.4 million for the nine months ended March 31, 2009.

Freight revenue, which excludes $54.8 million and $69.4 million of fuel surcharge for the nine months ended March 31, 2010 and 2009, respectively, increased by $25.7 million, or 8.5%, to $329.7 million for the nine months ended March 31, 2010, from $304.0 million for the nine months ended March 31, 2009.  This increase was attributable to an increase in loaded miles to 196.2 million for the nine months ended March 31, 2010, from 171.3 million for the nine months ended March 31, 2009, offset by average freight revenue per loaded mile decreasing to $1.397 for the nine months ended March 31, 2010, from $1.484 for the nine months ended March 31, 2009.  This decrease in revenue per loaded mile was the result of a difficult freight market and the aggressive rate environment confronting our industry and a weakened economy.  This combination of factors resulted in an increase in average revenue per tractor per week, which is our primary measure of asset productivity, to $2,392 for nine months ended March 31, 2010, from $2,365 for nine months ended March 31, 2009.

Revenue for TruckersB2B was $6.5 million for the nine months ended March 31, 2010, compared to $6.6 million for the nine months ended March 31, 2009.  This decrease was primarily related to a drop in revenues from our tire programs, as small and mid-sized fleets have continued to experience difficulty obtaining bank lending and capital, offset by increases in revenues from our fuel programs.

Salaries, wages, and benefits were $116.9 million, or 35.5% of freight revenue, for the nine months ended March 31, 2010, compared to $116.1 million, or 38.2% of freight revenue, for the nine months ended March 31, 2009.  This slight dollar increase was due primarily to increased driver payroll related to increased miles and an increase in the value of stock appreciation rights, and was partially offset by a reduction in driver pay per mile, a reduction in our driver recruiting costs, and a decrease in administrative payroll due to efforts to eliminate positions and increase efficiencies.

Fuel expenses, net of fuel surcharge revenue of $54.8 million and $69.4 million for the nine months ended March 31, 2010 and 2009 respectively, increased to $37.0 million, or 11.2% of freight revenue, for the nine months ended March 31, 2010, compared to $30.7 million, or 10.1% of freight revenue, for the nine months ended March 31, 2009.  These increases were attributable to a decrease in fuel surcharge revenue, which offsets our fuel expense, and an increase in the gallons of fuel purchased, due to an increase in miles.  The cost associated with the increase in gallons of fuel purchased was partially offset by a 12.8% decrease in average fuel prices to $2.46 per gallon in the nine months ended March 31, 2010, from $2.82 in the nine months ended March 31, 2009.

Operations and maintenance increased to $27.0 million, or 8.2% of freight revenue, for the nine months ended March 31, 2010, from $26.9 million, or 8.9% of freight revenue, for the nine months ended March 31, 2009.  Operations and maintenance expense consists of direct operating expense, maintenance, and tire expense.  The slight dollar increase in fiscal 2010 was primarily related to an increase in costs associated with physical damage and tire expenses, offset by decreases in our maintenance expenses due to a younger fleet of tractors.

Insurance and claims expense was $11.3 million for the nine months ended March 31, 2010, compared to $10.4 million for the nine months ended March 31, 2009.  As a percentage of freight revenue, insurance and claims remained constant at 3.4% for the nine months ended March 31, 2010 and 2009.  Insurance consists of premiums for liability, physical damage, cargo damage, and workers compensation insurance.  The increase in the overall dollar amount is attributable to an increase in workers compensation claims and cargo claims expense, due the severity of claims reported in fiscal 2010, offset by a decrease in liability claims.  Our insurance program involves self-insurance at various risk retention levels.  Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate.  We accrue for the uninsured portion of claims based on known claims and historical experience.  We continually review and revise our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased to $23.0 million, or 7.0% of freight revenue, for the nine months ended March 31, 2010, from $26.8 million, or 8.8% of freight revenue, for the nine months ended March 31, 2009.  This decrease was primarily attributable to decreased tractor depreciation, related to a net decrease of approximately 285 tractors out of our owned fleet as compared to March 31, 2009 and an increase in the percentage of our fleet financed with operating leases.  Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases.

Revenue equipment rentals were $27.2 million, or 8.2% of freight revenue, for the nine months ended March 31, 2010, compared to $20.8 million, or 6.8% of freight revenue, for the nine months ended March 31, 2009.  These increases were attributable to an increase in the percentage of our tractors financed under operating leases.  At March 31, 2010, 1,934 tractors, or 57.5% of our company tractors, were held under operating leases, compared to 1,616 tractors, or 51.0% of our company tractors, at March 31, 2009.

Purchased transportation increased to $58.8 million, or 17.8% of freight revenue, for the nine months ended March 31, 2010, from $41.0 million, or 13.5% of freight revenue, for the nine months ended March 31, 2009.  These increases were primarily related to an increase in independent contractors to 357, or 10.6% of our tractor capacity, at March 31, 2010 compared to 198, or 6.2% of tractors, at March 31, 2009.  Other factors were the growth of our intermodal and brokerage operations.  Independent contractors are drivers who cover all of their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile.  Many of our independent contractors operate under a tractor lease purchase program that we began in the middle of fiscal 2009.  Going forward, depending on outside factors such as the freight environment confronting our industry and the strength of the U.S. economy, in general, we may decide to increase the number of independent contractors we engage.  Accordingly, to the extent we increase the number of independent contractors in our fleet and continue to increase our purchased transportation for brokerage and intermodal transportation, we expect purchased transportation to increase as well.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses.  Accordingly, we have not provided a detailed discussion of such expenses.

Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses decreased 30 basis points to 1.8% of freight revenue for the nine months ended March 31, 2010, from 2.1% of freight revenue for the nine months ended March 31, 2009.

In addition to other factors described above, Canadian and Mexican exchange rate fluctuations primarily impact salaries, wages and benefits, and purchased transportation, and therefore impact our pretax margin and results of operations.

Income taxes decreased to $3.8 million for the nine months ended March 31, 2010, compared to $4.1 million for the nine months ended March 31, 2009, while the effective tax rate increased from 63.3% to 66.3%. Income tax expense for the nine months ended March 31, 2009 included an adjustment of approximately $300,000 related to per diem calculations for prior years.  As per diem is a partially non-deductible expense, our effective tax rate will fluctuate as net income and per diem fluctuate in the future.

As a result of the factors described above, net income decreased by $0.4 million to $2.0 million for the nine months ended March 31, 2010, from a net income of $2.4 million for the nine months ended March 31, 2009.

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

As of March 31, 2010, we had on order 100 tractors for delivery through fiscal 2011.  These revenue equipment orders represent a capital commitment of approximately $9.9 million, before considering the proceeds of equipment dispositions.  At March 31, 2010, our total balance sheet debt, including capital lease obligations and current maturities less cash, was $28.2 million, compared to $56.6 million at March 31, 2009.  Our debt-to-capitalization ratio (total balance sheet debt as a percentage of total balance sheet debt plus total stockholders' equity) was 15.8% at March 31, 2010, and 28.6% at March 31, 2009.

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

Cash Flows

For the nine months ended March 31, 2010, net cash provided by operations was $32.6 million, compared to $53.7 million for the nine months ended March 31, 2009.  Cash provided by operations decreased due to the change in trade receivables and income tax receivable, partially offset by the change in accounts payable and accrued expenses.

Net cash used in investing activities was $13.4 million for the nine months ended March 31, 2010, compared to $10.1 million for the nine months ended March 31, 2009.  Cash used in investing activities includes the net cash effect of acquisitions and dispositions of revenue equipment during each period.  Capital expenditures for equipment totaled $43.3 million for the nine months ended March 31, 2010, and $28.3 million for the nine months ended March 31, 2009.  In fiscal 2009, we used $24.1 million to purchase certain assets of Continental.  We generated proceeds from the sale of property and equipment of $29.8 million for the nine months ended March 31, 2010, compared to $42.3 million in proceeds for the nine months ended March 31, 2009.

    Net cash used in financing activities was $11.4 million for the nine months ended March 31, 2010, compared to $43.2 million for the nine months ended March 31, 2009.  The decrease in cash used for financing activities was primarily due to increased payment on our revolving debt line and the buy-out of mortgaged equipment in the nine months ended March 31, 2009.  Financing activity represents borrowings (new borrowings, net of repayment) and payments of the principal component of capital lease obligations.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for our revenue equipment.  Our operating leases include some under which we do not guarantee the value of the asset at the end of the lease term ("walk-away leases") and some under which we do guarantee the value of the asset at the end of the lease term ("residual value").  Therefore, we are subject to the risk that equipment value may decline, in which case we would suffer a loss upon disposition and be required to make cash payments because of the residual value guarantees.  We were obligated for residual value guarantees related to operating leases of $92.5 million at March 31, 2010 compared to $70.2 million at March 31, 2009.  We believe that any residual payment obligations will be satisfied by the value of the related equipment at the end of the lease.  To the extent the expected value at the lease termination date is lower than the residual value guarantees, we would accrue for the difference over the remaining lease term.  We anticipate that going forward we will use a combination of cash generated from operations and operating leases to finance tractor purchases and operating leases to finance trailer purchases.

Primary Credit Agreement

On September 26, 2005, Celadon Group, Inc., Celadon Trucking Services, Inc., and TruckersB2B entered into an unsecured Credit Agreement (the "Credit Agreement") with LaSalle Bank National Association, as administrative agent, and LaSalle Bank National Association, Fifth Third Bank (Central Indiana), and JPMorgan Chase Bank, N.A., as lenders.  The Credit Agreement was amended on December 23, 2005, by the First Amendment to Credit Agreement, pursuant to which Celadon Logistics Services, Inc. was added as a borrower to the Credit Agreement.  The Credit Agreement was also amended on June 30, 2007 and January 22, 2008 by the Second Amendment to Credit Agreement and Third Amendment to Credit Agreement, respectively.  On August 11, 2009, the Credit Agreement was amended and restated (the "Restatement").  Pursuant to the Restatement, (i) the maximum available borrowing limit under the Credit Agreement was reduced from a $70 million unsecured line to a $40 million secured line and (ii) certain financial covenants were adjusted as follows: Minimum Fixed Charge ratio to a minimum of .90, Maximum Lease-Adjusted Total Debt to EBITDAR ratio up to 3.25 to 1, Minimum Tangible Net Worth to $100 million, and the Minimum Asset Coverage ratio to be no less than 1.25 to 1.  The Restatement and the financial covenants included therein were in effect starting June 30, 2009.  The Credit Agreement, as amended by the Restatement, matures on January 23, 2013.  The Credit Agreement is intended to provide for ongoing working capital needs and general corporate purposes.  Borrowings under the Credit Agreement are based, at the option of the Company, on a base rate equal to the greater of the federal funds rate plus an applicable margin between 0.75% and 1.50% and the administrative agent's prime rate or LIBOR plus an applicable margin between 2.25% and 3.00% that is adjusted quarterly based on cash flow coverage.  Our borrowing rate was 4.50% and 3.25% at March 31, 2010 and June 30, 2009 respectively.  The Credit Agreement is guaranteed by Celadon E-Commerce, Inc., CelCan, and Jaguar, each of which is a subsidiary of the Company.

Letters of credit are limited to an aggregate commitment of $15.0 million and the swing line facility has a limit of $3.0 million.  A commitment fee that is adjusted quarterly between 0.375% and 0.5% per annum based on cash flow coverage is due on the daily unused portion of the Credit Agreement.  The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, mergers, consolidations, acquisitions and dispositions, and total indebtedness.  We were in compliance with these covenants at March 31, 2010, and expect to remain in compliance for the foreseeable future.  At March 31, 2010, none of our credit facility was utilized for outstanding borrowings and $0.3 million was utilized for standby letters of credit.

Contractual Obligations

As of March 31, 2010, our operating leases, capitalized leases, other debts, and future commitments have stated maturities or minimum annual payments as follows:

	Annual Cash Requirements as of March 31, 2010 (in thousands) Payments Due by Period

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

Operating leases	$100,842	$38,758	$43,412	$12,453	$6,219
Lease residual value guarantees	92,453	11,262	64,072	14,474	2,645
Capital leases(1)	39,351	13,382	25,969	---	---
Long-term debt(1)	699	588	111	---	---
Sub-total	$233,345	$63,990	$133,564	$26,927	$8,864

Future purchase of revenue equipment	$9,878	$9,878	---	---	---
Employment and consulting agreements(2)	700	700	---	---	---
Standby Letters of Credit	259	259	---	---	---

Total	$244,182	$74,827	$133,564	$26,927	$8,864

(1)	Includes interest.
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

We review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets based upon, among other things, our experience with similar assets, conditions in the used equipment market, and prevailing industry practice.  Changes in our useful life or salvage value estimates or fluctuations in market values that are not reflected in our estimates could have a material effect on our results of operations.

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

Seasonality

In the trucking industry, revenue generally decreases as customers reduce shipments during the winter holiday season and as inclement weather impedes operations.  At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and inclement weather.  We have substantial operations in the Midwestern and Eastern United States and Canada.  For the reasons stated, in those geographic regions in particular, third quarter net income historically has been lower than net income in each of the other three quarters of the year excluding charges.  Our equipment utilization typically improves substantially between May and October of each year because of seasonal increased shipping and better weather.  Also, during September and October, business generally increases as a result of increased retail merchandise shipped in anticipation of the holidays.

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

Interest Rate Risk.  We are exposed to interest rate risk principally from our primary credit facility.  The credit facility carries a maximum variable interest rate of either the bank's base rate or LIBOR plus 1.125%.  At March 31, 2010 the interest rate for revolving borrowings under our credit facility was LIBOR plus 1.25%, an effective rate of 4.5%.  At March 31, 2010, we did not have any borrowings outstanding under the credit facility.  A hypothetical 10% increase in the bank's base rate and LIBOR would be immaterial to our net income.

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

Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions.  At March 31, 2010, we had outstanding foreign exchange derivative contracts in notional amounts of $5.2 million with a fair value of these contracts approximately equal to $5.5 million.  Derivative gains/(losses), initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.

Assuming revenue and expenses for our Canadian and Mexican operations are identical to that in the third quarter of fiscal 2010 (both in terms of amount and currency mix), we estimate that a $0.01 decrease in the Canadian dollar exchange rate would reduce our annual net income by approximately $145,000.  Also, we estimate that a $0.01 decrease in the Mexican peso exchange rate would reduce our annual net income by approximately $88,000.

Commodity Price Risk.  Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability.  Fuel is subject to economic, political, and market factors that are outside of our control.  Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through the collection of fuel surcharges.  However, fuel surcharges do not always fully offset increases in fuel prices.  As of March 31, 2010, we had no derivative financial instruments in place to reduce our exposure to fuel price fluctuations.

Item 4.                              Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company has carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  This evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.  There were no changes in the Company's internal control over financial reporting that occurred during the third quarter of fiscal 2010 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On August 8, 2007, the 384th District Court of the State of Texas situated in El Paso, Texas, rendered a judgment against CTSI, for approximately $3.4 million in the case of Martinez v. Celadon Trucking Services, Inc., which was originally filed on September 4, 2002.  The case involves a workers' compensation claim of a former employee of CTSI who suffered a back injury as a result of a traffic accident.  CTSI and the Company believe all actions taken were proper and legal and contend that the proper and exclusive place for resolution of this dispute was before the Indiana Worker's Compensation Board.  In October 2007, CTSI posted an appeal bond and filed an appeal of this decision to the Texas Court of Appeals.  The ATA Litigation Center filed an amicus brief in support of our position with the Texas Court of Appeals.  Oral arguments on this case were held February 18, 2010.  Celadon argued its case before the Texas Court of Appeals and on March 24, 2010, the Texas Court of Appeals reversed the judgment and dismissed Martinez' suit in its entirety finding that the Indiana Workers Compensation Board had exclusive jurisdiction over this dispute.  Plaintiff has until May 7, 2010 to request a rehearing of the Texas Court of Appeals' decision.  While there can be no certainty as to the outcome, the Company believes that the ultimate resolution of this dispute will not have a materially adverse affect on its consolidated financial position, cash flows, or results of operations, and the Company has not recorded any provision for the case.

Item 1A.                             Risk Factors

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present.  Our Form 10-K for the year ended June 30, 2009, in the section entitled Item 1A. Risk Factors, describes the risks and uncertainties associated with our business.  Please also see our Quarterly Report on Form 10-Q filed with the SEC on January 29, 2010 for a description of the risks and uncertainties associated with the Federal Motor Carrier Safety Administration's new Comprehensive Safety Analysis 2010 initiative.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

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

Date: April 30, 2010