Form 10-K
period 2010-06-30
CELADON GROUP INC
filed 2010-08-31
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to ______________

Commission file number: 0-23192

CELADON GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3361050
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

9503 East 33rd Street
Indianapolis, IN	46235
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (317) 972-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($0.033 par value)	New York Stock Exchange
Series A Junior Participating Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☐Yes	☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.	☐Yes	☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             ☒ Yes              ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registran was

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

On December 31, 2009, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock ($0.033 par value) held by non-affiliates (19,750,292  shares) was approximately $214 million based upon the reported last sale price of the common stock on that date. The exclusion from such amount of the market value of shares of common stock owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.

The number of outstanding shares of the registrant's common stock as of the close of business on August 31, 2010 was 22,374,690

DOCUMENTS INCORPORATED BY REFERENCE
Part III of Form 10-K - Portions of Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders

CELADON GROUP, INC.
FORM 10-K

PART I

Disclosure Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain statements contained in this Form 10-K and those portions of the 2010 Proxy Statement incorporated by reference may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, involve known and unknown risks, uncertainties and other factors which may cause the actual results, events, performance, or achievements of the Company to be materially different from any future results, events, performance, or achievements expressed or implied by such forward-looking statements. Words such as "anticipates," "estimates," "expects," "projects," "intends," "plans," "believes," and words or terms of similar substance used in connection with any discussion of future operating results, financial performance, or business plans identify forward-looking statements. All forward-looking statements reflect our management's present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. While it is impossible to identify all factors that may cause actual results to differ, the risks and uncertainties that may affect the Company's business, performance, and results of operations include the factors discussed in Item 1A of this report. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-K.

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

Item 1.                 Business

Introduction

We are one of North America's fifteen largest truckload carriers as measured by revenue. We generated $523.5 million in operating revenue during our fiscal year ended June 30, 2010. We have grown significantly since our incorporation in 1986 through internal growth and a series of acquisitions since 1995. As a dry van truckload carrier, we generally transport full trailer loads of freight from origin to destination without intermediate stops or handling. Our customer base includes Fortune 500 shippers such as Alcoa, Carrier Corporation, General Electric, International Truck & Engine, John Deere, Kohler Company, Philip Morris, Phillips Lighting, Proctor & Gamble, and Wal-Mart.

In our international operations, we offer time-sensitive transportation in and between the United States and its two largest trading partners, Mexico and Canada. We generated approximately 44% of our revenue in fiscal 2010 from international movements, and we believe our annual border crossings make us the largest provider of international truckload movements in North America. We believe that our strategically located terminals and experience with the language, culture, and border crossing requirements of each North American country provide a competitive advantage in the international trucking marketplace.

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

In addition to our international business, we offer a broad range of truckload transportation services within the United States, including long-haul, regional, dedicated, less-than-truckload, intermodal, and logistics.  With a series of acquisitions, we expanded our operations and service offerings within the United States and significantly improved our lane density, freight mix, and customer diversity.

We also operate TruckersB2B, Inc. ("Truckers B2B"), a profitable marketing business that affords volume purchasing power for items such as fuel, tires, and equipment to approximately 20,000 member trucking fleets representing approximately 479,000 tractors.  TruckersB2B represents a separate operating segment under generally accepted accounting principles.  Information regarding revenue, profits and losses, and total assets of our transportation and e-commerce (TruckersB2B) operating segments is set forth in Note 11 to the consolidated financial statements filed as part of this report.

Operating and Sales Strategy

We approach our trucking operations as an integrated effort of marketing, customer service, and fleet management. We have identified as priorities: increasing our freight rates; raising our service standards; rebalancing lane flows to enhance asset utilization; and identifying and acquiring suitable acquisition candidates and successfully integrating acquired operations. To accomplish these objectives, we have sought to instill high levels of discipline, cooperation, and trust between our operations and sales departments. As a part of this integrated effort, our operations and sales departments have developed the following strategies, goals, and objectives:

•
Seeking high yielding freight from targeted industries, customers, regions, and lanes that improves our overall network density and diversifies our customer and freight mix. We believe that by focusing our sales resources on targeted regions and lanes with emphasis on cross-border or international moves and a north - south direction, we can improve our lane density and equipment utilization, increase our average revenue per mile, and control our average cost per mile. Each piece of business has rate and productivity goals that are designed to improve our yield management. We believe that by increasing the business we do with less cyclical shippers, our ability to improve rate per mile increases.

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

•
Operating a modern fleet to reduce maintenance costs and improve safety and driver retention. We believe that updating our tractor fleet has produced several benefits, including lower maintenance expenses, and enhanced safety, driver recruitment, and retention. We have taken an important step toward modernizing our fleet. We shortened the replacement cycle for our tractors from four years to three years. This trade policy has allowed us to recognize significant benefits over the past few years because maintenance and tire expenses increase significantly for tractors beyond the third year of operation, as wear and tear increases and some warranties expire.

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

•
Maintaining our leading position in cross-border truckload shipments while offering diversified, nationwide transportation services in the U.S. We believe our strategically located terminals and experience with the languages, cultures, and border crossing requirements of all three North American countries provide us with competitive advantages in the international trucking marketplace. As a result of these advantages, we believe we are the industry leader in cross-border movements between North American countries. These cross-border shipments, which comprised 44% of our revenue in fiscal 2010, are balanced by a strong and growing business with domestic freight from service-sensitive customers.

•
Seeking strategic acquisitions to broaden our existing domestic operations. We have made twelve trucking company acquisitions since 1995 and continue to evaluate acquisition candidates. Our current acquisition strategy is focused on broadening our domestic operations through the addition of carriers that improve our lane density, customer diversity, and service offerings.

Other Services

TruckersB2B. Our TruckersB2B subsidiary is a profitable marketing business that affords volume purchasing power for items such as fuel, tires, insurance, and other products and services to small and medium-sized trucking companies through its website, www.truckersb2b.com. TruckersB2B provides small and medium-sized trucking company members with the ability to cut costs and thereby compete more effectively and profitably with the larger fleets. TruckersB2B has approximately 20,000 member trucking fleets representing approximately 479,000 tractors. TruckersB2B had $8.5 million in revenue and income before tax of $1.6 million in fiscal 2010. TruckersB2B continues to introduce complementary products and services to drive its growth and attract new fleets.

Celadon Dedicated Services. Through Celadon Dedicated Services, we provide warehousing and trucking services to three Fortune 500 companies. Our warehouse facilities are located near our customers' manufacturing plants. We also transport the manufacturing component parts to our warehouses and sequence those parts for our customers. We then transport completed units from our customers' plants.  In conjunction with our warehousing services, we began to offer less-than-truckload services to all our customers.

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

Customers

We target large service-sensitive customers with time-definite delivery requirements throughout the United States, Canada, and Mexico. Our customers frequently ship in the north-south lanes (i.e., to and from locations in Mexico and locations in the United States and Eastern Canada). The sales personnel in our offices work to source northbound and southbound transport, in addition to other transportation solutions. We currently service approximately 1,900 customers. Our premium service to these customers is enhanced by the ability to provide significant trailer capacity where needed, state-of-the-art technology, well-maintained tractors and trailers, and 24/7 dispatch and reporting services. The principal types of freight transported include tobacco, consumer goods, automotive parts, various home products and fixtures, lawn tractors and assorted equipment, light bulbs, and various parts for engines.

No customer accounted for more than 5% of our total revenue during any of our three most recent fiscal years.

Drivers and Personnel

At June 30, 2010, we employed 3,802 persons, of whom 2,795 were drivers, 201 were truck maintenance personnel, 536 were administrative personnel, and 270 were dedicated services personnel. None of our U.S. or Canadian employees is represented by a union or a collective bargaining unit.

Driver recruitment, retention, and satisfaction are essential components of our success. Historically, competition to recruit and retain drivers has been intense in the trucking industry. In the past, there has been a shortage of qualified drivers in the industry. Although the recent recession eased this competition and minimized the shortage, as the economy rebounds and volumes and pricing return to historical levels, we have seen the competition for qualified drivers intensify.  Drivers are selected in accordance with specific guidelines, relating primarily to safety records, driving experience, and personal evaluations, including a physical examination and mandatory drug testing. Our drivers attend an orientation program and ongoing driver efficiency and safety programs. An increase in driver turnover can have a negative impact on our results of operations.

Independent contractors are utilized through a contract with us to supply one or more tractors and drivers for our use. Independent contractors must pay their own tractor expenses, fuel, maintenance, and driver costs and must meet our specified guidelines with respect to safety. A lease-purchase program offered by the company provides independent contractors the opportunity to lease-to-own a tractor. As of June 30, 2010, there were 411 independent contractors providing a combined 12.9% of our tractor capacity.

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

The average age of our owned and leased tractors and trailers was approximately 1.5 and 5.7 years, respectively, at June 30, 2010. We utilize a comprehensive maintenance program to minimize downtime and control maintenance costs. Centralized purchasing of spare parts and tires, and centralized control of over-the-road repairs are also used to control costs.

Fuel

We purchase the majority of our fuel through a network of over 570 fuel stops throughout the United States and Canada. We have negotiated discounted pricing based on certain volume commitments with these fuel stops. We maintain bulk-fueling facilities in Indianapolis, Laredo, and Kitchener, Ontario to further reduce fuel costs.

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

The Federal Motor Carrier Safety Administration's ("FMCSA") new Comprehensive Safety Analysis 2010 initiative introduces a new enforcement and compliance model, which implements driver standards in addition to the carrier standards currently in place.  Under the new regulations, the methodology for determining a carrier's DOT safety rating will be expanded to include the on-road safety performance of the carrier's drivers.  Implementation of the new regulation is set for July 1, 2010, and enforcement will begin in late 2010.  As a result of these new regulations, including the expanded methodology for determining a carrier's DOT safety rating, there may be an adverse effect on our DOT safety rating.  A conditional or unsatisfactory DOT safety rating could adversely affect our business, because some of our customer contracts may require a satisfactory DOT safety rating.  The new regulations may also result in a reduced number of eligible drivers.  If current or potential drivers are eliminated due to the Comprehensive Safety Analysis 2010 initiative, we may have difficulty attracting and retaining qualified drivers.

Cargo Liability, Insurance, and Legal Proceedings

We are a party to routine litigation incidental to our business, primarily involving claims for bodily injury or property damage incurred in the transportation of freight. We are responsible for the safe delivery of cargo. We self-insure personal injury and property damage claims for amounts up to $1.5 million per occurrence.  Management believes our uninsured exposure is reasonable for the transportation industry, based on previous history.

We are also responsible for administrative expenses, for each occurrence involving personal injury or property damage. We are also self-insured for the full amount of all our physical damage losses, for workers' compensation losses up to $1.0 million per claim, and for cargo claims generally up to $100,000 per shipment. Subject to these self-insured retention amounts, our current workers' compensation policy provides coverage up to a maximum per claim amount of $10.0 million, and our current cargo loss and damage coverage provides coverage up to $1.0 million per shipment. We maintain separate insurance in Mexico consisting of bodily injury and property damage coverage with acceptable deductibles. Management believes our uninsured exposure is reasonable for the transportation industry, based on previous history.

There are various claims, lawsuits, and pending actions against us and our subsidiaries that arise in the normal course of business. We believe many of these proceedings are covered in whole or in part by insurance and that none of these matters will have a materially adverse effect on our consolidated financial position or results of operations in any given period.

Seasonality

In the trucking industry, revenue generally decreases as customers reduce shipments during the winter holiday season and as inclement weather impedes operations. At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and weather, creating more equipment repairs. For the reasons stated, third fiscal quarter net income historically has been lower than net income in each of the other three quarters of the year; excluding charges. Our equipment utilization typically improves substantially between May and October of each year because of seasonal increased shipping and better weather.

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

Ongoing insurance requirements could constrain our borrowing capacity. At June 30, 2010, our revolving line of credit provides a maximum borrowing limit of $40.0 million, with no outstanding borrowings, and outstanding letters of credit of $0.2 million. Our borrowings may increase if we have acquisitions or finance more of our equipment under our revolving line of credit. Outstanding letters of credit with certain financial institutions reduce the available borrowings under our revolving line of credit, which could negatively affect our liquidity should we need to increase our borrowings in the future. In addition, ongoing insurance requirements could constrain our borrowing capacity.

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

A significant portion of our revenue is generated from our major customers. For 2010, our top 25 customers, based on revenue, accounted for approximately 38% of our revenue, and our top 10 customers, approximately 25% of our revenue. We do not expect these percentages to change materially for 2011. Generally, we do not have long term contractual relationships with our major customers, and we cannot assure you that our customers will continue to use our services or that they will continue at the same levels. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

Our revenue growth may not continue at historical rates, which could adversely affect our stock price.

We experienced significant growth in revenue between 2002 and 2008. In light of the weakened economy and freight environment, our revenue for 2009 was less than the previous year, but in 2010, our revenue has begun to rebound. We have taken strategic steps to offset portions of these revenue reductions by reducing costs through downsizing our administrative personnel staff and concentrating on increased fuel efficiency.  We can provide no assurance that our operating margins will not be further adversely affected by these changes in economic conditions. Slower or less profitable growth could adversely affect our stock price.

Increases in driver compensation or difficulty in attracting and retaining drivers could affect our profitability and ability to grow.

The trucking industry experiences substantial difficulty in attracting and retaining qualified drivers, including independent contractors. In the past, because of the shortage of qualified drivers, the availability of alternative jobs, and intense competition for drivers from other trucking companies, we have faced difficulty increasing the number of our drivers and may continue to in the future. In addition, due to the recent economic conditions, including the cost of fuel, insurance, and tractors, the available pool of independent contractor drivers has been declining. Regulatory requirements, including the new Comprehensive Safety Analysis 2010 initiative (discussed below), and any improvement in the economy could reduce the number of available drivers and force us to pay more to attract and retain drivers and independent contractors. Further, the compensation we offer our drivers and independent contractors is subject to market conditions, and we may find it necessary to increase driver and independent contractor compensation in future periods. In addition, the Company suffers from a high turnover rate of drivers; although our turnover rate is lower than the industry average. A high turnover rate requires us to continually recruit a substantial number of drivers in order to operate existing revenue equipment. If we are unable to continue to attract and retain a sufficient number of drivers and independent contractors, we could be required to adjust our compensation packages, let trucks sit idle, or operate with fewer trucks and face difficulty meeting shipper demands, all of which would adversely affect our growth and profitability.

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

The DOT, through the FMCSA, imposes safety and fitness regulations on us and our drivers. On July 24, 2007, a federal appeals court vacated portions of the existing rules relating to drivers' hours of service. Two of the key portions that were vacated include the expansion of the driving day from 10 hours to 11 hours, and the "34 hour restart" requirement that drivers must have a break of at least 34 consecutive hours during each week. In November 2008, following the submission of additional data by FMCSA and several appeals and court rulings, FMSCA published its final rule, retaining the 11 hour driving day and the 34-hour restart.  However, advocacy groups have continued to challenge the final rule and on October 26, 2009, the FMCSA agreed pursuant to a settlement agreement with certain advocacy groups that the Final Rule on drivers' hours-of-service would not take effect pending the publication of a new Notice of Proposed Rulemaking. Under the settlement agreement, the FMCSA will submit the draft Notice of Proposed Rulemaking to the Office of Management and Budget by July 2010 and the FMCSA will issue a Final Rule by 2012. The current hours-of-service rules, adopted in 2005, will remain in effect during the rulemaking proceedings.  In December of 2009, the FMCSA issued a notice soliciting data and research information the FMCSA may consider in drafting the forthcoming Notice of Proposed Rulemaking.

The FMCSA's Comprehensive Safety Analysis 2010 initiative introduces a new enforcement and compliance model, which implements driver standards in addition to the carrier standards currently in place.  Under the new regulations, the methodology for determining a carrier's DOT safety rating will be expanded to include the on-road safety performance of the carrier's drivers. The new regulations are scheduled to be implemented in the second half of 2010, and enforcement is scheduled to begin in 2011.  These implementation and enforcement dates have already been delayed and may be subject to further change.  As a result of these new regulations, including the expanded methodology for determining a carrier's DOT safety rating, there may be an adverse effect on our DOT safety rating.  We currently have a satisfactory DOT rating, which is the highest available rating.  A conditional or unsatisfactory DOT safety rating could adversely affect our business because some of our customer contracts may require a satisfactory DOT safety rating, and a conditional or unsatisfactory rating could negatively impact or restrict our operations. Finally, proposed FMCSA rules and practices followed by regulators may require us to install electronic on-board recorders in our tractors if we receive an adverse change in our safety results or safety rating.  Such installation could cause an increase in driver turnover, adverse information in litigation, cost increases, and decreased asset utilization.

The Transportation Security Administration ("TSA") has adopted regulations that require the TSA to determine that each driver who renews his or her hazardous materials license or applies for a new hazardous materials license is not a security threat. This could reduce our available pool of hazardous materials drivers, and cause us to incur more costs related to driver compensation.  We may experience difficulty in matching available drivers and equipment with hazardous materials shipments, which could cause delivery failures or increased non-revenue miles to re-position drivers for these loads.

Federal, state, and municipal authorities have implemented and continue to implement various security measures, including checkpoints and travel restrictions on large trucks. These regulations also could complicate the matching of available equipment with hazardous materials shipments, thereby increasing our response time on customer orders and our non-revenue miles. As a result, it is possible we may fail to meet the needs of our customers or may incur increased expenses to do so. These security measures could negatively impact our operating results.

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

Fuel is one of our largest operating expenses. Diesel fuel prices fluctuate greatly due to economic, political, climatic, and other factors beyond our control. Fuel is also subject to regional pricing differences and often costs more on the West Coast, where we have significant operations. From time-to-time we have used fuel surcharges, hedging contracts, and volume purchase arrangements to attempt to limit the effect of price fluctuations. Although we seek to recover a portion of the short-term increases in fuel prices from customers through fuel surcharges, these arrangements do not fully offset the increase in the cost of diesel fuel and also may result in us not receiving the full benefit of any fuel price decreases. We did not have any fuel hedging contracts in place as of June 30, 2010. If we do hedge, we may be forced to make cash payments under the hedging arrangements. Based on current market conditions we have decided to limit our hedging and purchase commitments, but we continue to evaluate such measures. The absence of meaningful fuel price protection through these measures, fluctuations in fuel prices, or a shortage of diesel fuel, could materially and adversely affect our results of operations.

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

We have experienced higher prices for new tractors over the past few years, partially as a result of government regulations applicable to newly manufactured tractors and diesel engines, in addition to higher commodity prices and better pricing power among equipment manufacturers. More restrictive EPA emissions standards that went into effect in 2007 and 2010 are more stringent than prior standards and will require vendors to introduce new engines. Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers for these or other reasons. As a result, we expect to continue to pay increased prices for equipment and incur additional expenses and related financing costs for the foreseeable future. Furthermore, the new engines are expected to reduce equipment efficiency and lower fuel mileage and, therefore, increase our operating expenses.

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

Regulations limiting exhaust emissions became more restrictive in 2010.  Engines meeting new emissions standards generally cost more and require additional maintenance compared with earlier models.  Compliance with such regulations has increased the cost of our new tractors and could impair equipment productivity, lower fuel mileage, and increase our operating expenses.  These adverse effects, combined with the uncertainty as to the reliability of the newly designed diesel engines and the residual values of these vehicles, could materially increase our costs or otherwise adversely affect our business or operations.

Concern over climate change, including the impact of global warming, has led to significant legislative and regulatory efforts to limit greenhouse gas emissions, and some form of federal climate change legislation is possible in the relatively near future.  Regulations related to climate change that potentially impose restrictions, caps, taxes, or other controls on emissions of greenhouse gases could adversely affect our operations and financial results.  More specifically, legislative or regulatory actions related to climate change could adversely impact us by increasing our fuel costs and reducing fuel efficiency and could result in the creation of substantial additional capital expenditures and operating costs in the form of taxes, emissions allowances, or required equipment upgrades.  Until the timing, scope, and extent of any future regulation becomes known, we cannot predict its effect on our cost structure or our operating results; however, any future regulation could impair our operating efficiency and productivity and result in higher operating costs.

If we are unable to retain our key employees, our business, financial condition, and results of operations could be adversely affected.

We are highly dependent upon the services of certain key employees, including, but not limited to: Stephen Russell, our Chairman of the Board and Chief Executive Officer; Paul Will, our Vice Chairman of the Board, Executive Vice President, and Chief Financial Officer; Chris Hines, our President and Chief Operating Officer; and Jonathan Russell, Executive Vice President Logistics and President of Truckers B2B. Although we have an employment agreement with Mr. Stephen Russell and a separation agreement with Mr. Will, the loss of either of their services or the services of Messrs. Hines or Jonathan Russell could negatively impact our operations and future profitability.

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

Our business is subject to certain credit factors affecting the trucking industry that are largely out of our control and that could have a materially adverse effect on our operating results.

There continues to be some concern over the instability of the credit markets and the economy. If the economy and credit markets weaken further, our business, financial results, and results of operations could be materially and adversely affected, especially if consumer confidence declines and domestic spending decreases. Although we think it is unlikely given our current cash position, we may need to incur additional indebtedness or issue debt or equity securities in the future to fund working capital requirements, make investments, or for general corporate purposes. If the credit and equity markets erode further, our ability to do so may be constrained. Although some stability has returned to the equity markets, there still exists enough economic uncertainty that could cause the market price of our stock to be volatile.

Our primary credit agreement contains certain covenants, restrictions, and requirements, and we may be unable to comply with the covenants, restrictions, and requirements.  A default could result in the acceleration of all or part of our outstanding indebtedness, which could have an adverse effect on our financial condition, liquidity, results of operations, and the price of our common stock.

We have financing arrangements that contain certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, affiliate transactions, and financial covenants.  If we fail to comply with any of our financing arrangement covenants, restrictions, and requirements, we will be in default under the relevant agreement, which could cause acceleration.  Deterioration in the credit markets may make it difficult or expensive to refinance accelerated debt or we may have to issue equity securities, which would dilute stock ownership.  Even if new financing is made available to us, the current lack of available credit and consequent more stringent borrowing terms may mean that credit is not available to us on acceptable terms.  A default under our financing arrangements could cause a materially adverse effect on our liquidity, financial condition, and results of operations.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Primary Credit Agreement" for additional information on our primary credit agreement.

Restrictions on travel to and from any of the three countries we operate in due to health epidemics could significantly disrupt our operations and may materially and adversely affect our ability to provide services to our customers and results.

A significant amount of our business involves freight moving from the U.S. to Mexico or Canada.  Our business could be materially and adversely affected by restrictions on travel to any of our three countries of operations due to a health epidemic or outbreak.  Any restrictions on travel due to an epidemic or outbreak may significantly disrupt our operations and decrease our ability to provide services to our customers.  Additionally, any such epidemic or outbreak may have a materially adverse effect on demand for freight, which could severely disrupt our business operations and adversely affect our financial condition and results of operations.

We depend on the proper functioning and availability of our information systems and a system failure could cause a significant disruption to our business and have a materially adverse effect on our results of operation.

We depend on the proper functioning and availability of our information systems, including financial reporting and operating systems, in operating our business.  Our operating system is critical to understanding customer demands, accepting and planning loads, dispatching equipment and drivers, and billing and collecting for our services.  Our financial reporting system is critical to producing accurate and timely financial statements and analyzing business information to help us manage effectively.  We have begun a multi-year project to upgrade the hardware and software of our information systems.  If any of our critical information systems fail or become otherwise unavailable, whether as a result of the upgrade project or otherwise, we would have to perform the functions manually, which could temporarily impact our ability to manage our fleet efficiently, to respond to customers' requests effectively, to maintain billing and other records reliably, and to bill for services and prepare financial statements accurately or in a timely manner.  Our business interruption insurance may be inadequate to protect us in the event of an unforeseeable and extreme catastrophe.  Any system failure, delays, or complications, security breach, or other system failure could interrupt or delay our operations, damage our reputation, cause us to lose customers, or impact our ability to manage our operations and report our financial performance, any of which could have a materially adverse effect on our business.

Item 1B.                 Unresolved Staff Comments

None.

Item 2.                 Properties

We operate a network of 17 terminal locations, including facilities in Laredo and El Paso, Texas, which are the two largest inland freight gateway cities between the U.S. and Mexico. Our operating terminals currently are located in the following cities:

United States	Mexico	Canada
Baltimore, MD (Leased)	Guadalajara (Leased)	Kitchener, ON (Leased)
Dallas, TX (Owned)	Mexico City (Leased)
El Paso, TX (Owned)	Monterrey (Leased)
Greensboro, NC (Leased)	Nuevo Laredo (Owned)
Hampton, VA (Leased)	Puebla (Leased)
Indianapolis, IN (Leased)	Queretaro (Leased)
Laredo, TX (Owned and Leased)	San Luis Potisi (Leased)
Richmond, VA (Leased)
Little Rock, AR (Leased)

Our executive and administrative offices occupy four buildings located on 40 acres of property in Indianapolis, Indiana. The Indianapolis, Laredo, and Kitchener terminals include administrative functions, lounge facilities for drivers, parking, fuel, maintenance, and truck washing facilities. A portion of the Indianapolis facility is used for the operations of Truckers B2B, as such, all of our segments use the facility. All of our other owned and leased facilities are utilized exclusively by our transportation segment.

Item 3.                 Legal Proceedings

See discussion under "Cargo Liability, Insurance, and Legal Proceedings" in Item 1, and Note 9 to the consolidated financial statements, "Commitments and Contingencies."

Item 4.                 Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2010.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock was listed on the NASDAQ Global Select Market under the symbol "CLDN." On November 10, 2009, our common stock began trading on the New York Stock Exchange under the symbol “CGI.”  The following table sets forth, for the periods indicated, the high and low sales price per share of our common stock as reported by NASDAQ and NYSE.

Fiscal 2009	High	Low
Quarter ended September 30, 2008	$15.25	$9.25
Quarter ended December 31, 2008	$11.77	$4.85
Quarter ended March 31, 2009	$9.58	$4.40
Quarter ended June 30, 2009	$9.64	$5.14

Fiscal 2010
Quarter ended September 30, 2009	$12.49	$7.65
Quarter ended December 31, 2009	$12.20	$8.60
Quarter ended March 31, 2010	$14.38	$9.50
Quarter ended June 30, 2010	$15.99	$12.54

On August 1, 2010, there were 369 holders of our common stock based upon the number of record holders on that date. However, we estimate our actual number of stockholders is much higher because a substantial number of our shares are held of record by brokers or dealers for their customers in street names.

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

	2010	2009	2008	2007	2006
	(in thousands, except per share data and operating data)
Statements of Operations Data:
Freight revenue(1)	$446,383	$408,156	$457,482	$433,012	$414,465
Fuel surcharge revenue	77,109	82,182	108,413	69,680	65,729
Total revenue	523,492	490,338	565,895	502,692	480,194
Operating expense	510,151	479,448	547,097	462,592	445,966
Operating income	13,341	10,890	18,798	40,100	34,228
Interest expense, net	2,343	3,554	4,922	3,511	780
Other expense (income)	67	(227)	193	109	34
Income before income taxes	10,931	7,563	13,683	36,480	33,414
Provision for income taxes	6,251	5,007	7,147	14,228	12,866
Net income	$4,680	$2,556	$6,536	$22,252	$20,548
Diluted earnings per share(2)	$0.21	$0.12	$0.29	$0.94	$0.88
Weighted average diluted shares outstanding(2)	22,362	22,134	22,617	23,698	23,386

Balance Sheet Data (at end of period):
Net property and equipment	$151,317	$167,142	$206,199	$207,499	$91,267
Total assets	277,100	270,999	329,335	306,913	190,066
Long-term debt, revolving lines of credit, and capital lease obligations, including current maturities	35,591	48,983	102,506	94,642	12,023
Stockholders' equity	152,173	143,667	143,852	147,320	121,427

Operating Data:
For period(3):
Average revenue per loaded mile(4)	$1.407	$1.464	$1.503	$1.534	$1.491
Average revenue per total mile(4)	$1.267	$1.307	$1.348	$1.380	$1.367
Average revenue per tractor per week(4)	$2,441	$2,360	$2,717	$2,790	$2,948
Average length of haul (in miles)	889	907	935	960	1,004
At end of period:
Total tractors(5)	3,194	3,168	2,929	3,016	2,732
Average age of company tractors (in years)	1.5	1.5	1.8	1.6	2.0
Total trailers(5)	9,852	10,015	9,052	7,843	7,630
Average age of company trailers (in years)	5.7	5.0	4.1	3.8	3.5

__________________________

(1)	Freight revenue is total revenue less fuel surcharges.
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

Item 7.                 Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Results and Fiscal Year-End Financial Condition

For the fiscal year ended June 30, 2010, total revenue increased 6.8%, to $523.5 million from $490.3 million during fiscal 2009. Freight revenue, which excludes revenue from fuel surcharges, increased 9.4%, to $446.4 million in fiscal 2010 from $408.2 million in 2009. We generated net income of $4.7 million, or $0.21 per diluted share, for fiscal 2010 compared with net income of $2.6 million, or $0.12 per diluted share, for fiscal 2009.

We believe that an improving freight market and decreased industry-wide trucking capacity in fiscal 2010 compared to fiscal 2009 were the major factors that contributed to our increase in net income.  Increased freight demand due to the rebounding economy caused an increase in truck utilization measured by miles per tractor (unless otherwise indicated operating statistics exclude Jaguar).  Our gains from increased freight demand were partially offset by the effects of shippers who had used the less robust freight market to reduce freight rates in fiscal 2009.  As a result, average freight revenue per loaded mile excluding fuel surcharge for 2010 decreased $0.057 per mile to $1.407, a 3.9% decrease compared with $1.464 per mile for 2009. Average freight revenue per tractor per week, our main measure of asset productivity, increased by 3.4% to $2,441 in 2010 compared with $2,360 for 2009. This increase was due to higher general freight demand and a decrease in non-revenue miles. As the freight market began to strengthen, we ran less empty miles to get to our next load and position equipment for sale. Our operating margin, excluding the effect of fuel surcharge (which is calculated as the percentage of operating expenses net of fuel surcharge over trucking revenue), decreased to 97.0% for 2010 compared with 97.3% for 2009.

At June 30, 2010, our total balance sheet debt was $35.6 million and our total stockholders' equity was $152.2 million, for a total debt to capitalization ratio (net of cash) of 8.9%. At June 30, 2010, we had $39.8 million of available borrowing capacity under our revolving credit facility and $18.8 million of cash on hand.

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

The trucking industry has experienced significant increases in expenses over the past several years, in particular those relating to equipment costs, driver compensation, insurance, and fuel. As the United States economy slowed down, many trucking companies were forced to lower freight rates to keep their trucks moving.  As the economy has started to improve, we are increasing rates as contracts expire or as the spot quote market allows.  Over the long term, we expect a limited pool of qualified drivers and intense competition to recruit and retain those drivers to constrain overall industry capacity.  Assuming a return to economic growth in U.S. manufacturing, retail, and other high volume shipping industries, we expect to be able to raise freight rates in line with or faster than expenses.

Revenue Equipment

We operate 3,194 tractors and 9,852 trailers. Of our tractors at June 30, 2010, 1,018 were owned, 1,765 were acquired under operating leases, and 411 were provided by independent contractors, who own and drive their own tractors. Of our trailers at June 30, 2010, 2,813 were owned and 3,331 were acquired under operating leases and 3,708 were acquired under capital leases.

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

Independent contractors (owner operators) provide a tractor and a driver and are responsible for all operating expenses in exchange for a fixed payment per mile. We do not have the capital outlay of purchasing the tractors. The payments to independent contractors are recorded in purchased transportation and the payments for equipment under operating leases are recorded in revenue equipment rentals. Expenses associated with independent contractors, such as interest, depreciation, driver compensation, fuel, and other expenses are not incurred by the Company. Because obtaining equipment from independent contractors and through operating leases effectively shifts these expenses from interest to "above the line" operating expenses, we evaluate our efficiency using our operating ratio as well as income before income taxes.

Outlook

Looking forward, our profitability goal is to return our operating ratio to the low 90s in the near term and subsequently achieve an operating ratio of less than 90%.  We expect this to require improvements in rate per mile and miles per tractor and decreased non-revenue miles.  Because a large percentage of our costs are variable, changes in revenue per mile affect our profitability to a greater extent than changes in miles per tractor.  For fiscal 2011, the key factors that we expect to have the greatest effect on our profitability are our freight revenue per tractor per week (which will be affected by the general freight environment, including the balance of freight demand and industry-wide trucking capacity), our compensation of drivers, our cost of revenue equipment (particularly in light of the 2010 EPA engine requirements), our fuel costs, and our insurance and claims.  To overcome cost increases and improve our margins, we will need to achieve increases in freight revenue per tractor.  Operationally, we will seek improvements in safety, driver recruiting, and retention.  Our success in these areas primarily will affect revenue, driver-related expenses, and insurance and claims expense.  Given the unstable economy, we believe achieving our near term profitability goal will be difficult to achieve.

Results of Operations

The following tables set forth the percentage relationship of revenue and expense items to operating and freight revenue for the periods indicated.

	Fiscal year ended June 30,
	2010	2009	2008
Operating revenue	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and employee benefits	29.8	31.7	28.2
Fuel	23.9	25.7	28.8
Operations and maintenance	6.9	7.2	6.6
Insurance and claims	3.3	2.8	2.7
Depreciation and amortization	5.7	7.2	5.9
Revenue equipment rentals	6.8	5.9	4.5
Purchased transportation	15.8	11.4	14.5
Cost of products and services sold	1.1	1.2	1.1
Communication and utilities	0.9	1.0	0.9
Operating taxes and licenses	1.9	2.0	1.6
General and other operating	1.4	1.7	1.9

Total operating expenses	97.5	97.8	96.7

Operating income	2.5	2.2	3.3
Other expense:
Interest expense, net	0.4	0.7	0.9

Income before income taxes	2.1	1.5	2.4
Provision for income taxes	1.2	1.0	1.2

Net income	0.9%	0.5%	1.2%

Freight revenue(1)	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and employee benefits	35.0	38.1	34.9
Fuel	10.8	10.7	12.0
Operations and maintenance	8.1	8.7	8.1
Insurance and claims	3.8	3.4	3.4
Depreciation and amortization	6.7	8.6	7.3
Revenue equipment rentals	8.0	7.1	5.6
Purchased transportation	18.5	13.7	18.0
Cost of products and services sold	1.3	1.4	1.4
Communication and utilities	1.1	1.2	1.1
Operating taxes and licenses	2.2	2.4	2.0
General and other operating	1.5	2.0	2.1

Total operating expenses	97.0	97.3	95.9

Operating income	3.0	2.7	4.1
Other expense:
Interest expense, net	0.5	0.9	1.1

Income before income taxes	2.4	1.8	3.0
Provision for income taxes	1.4	1.2	1.6

Net income	1.0%	0.6%	1.4%

(1)
Freight revenue is total operating revenue less fuel surcharges. In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense. The amounts were $77.1 million, $82.2 million, and $108.4 million in 2010, 2009, and 2008, respectively.

Fiscal year ended June 30, 2010, compared with fiscal year ended June 30, 2009

Total revenue increased by $33.2 million, or 6.8%, to $523.5 million for fiscal 2010, from $490.3 million for fiscal 2009. Freight revenue excludes $77.1 million and $82.2 million of fuel surcharge revenue for fiscal 2010 and 2009, respectively.

Freight revenue increased by $38.2 million, or 9.4%, to $446.4 million for fiscal 2010, from $408.2 million for fiscal 2009. This increase was primarily attributable to an increase in freight demand, due to the slowly recovering economy. This increase was partially attributable to an increase in billed miles to 263.6 million in fiscal 2010, compared to 233.7 million in fiscal 2009, and offset slightly by a 3.1% decrease in average freight revenue per total mile, excluding fuel surcharge, to $1.267 from $1.307. Average freight revenue per tractor per week, excluding fuel surcharge, which is our primary measure of asset productivity, increased 3.4% to $2,441 in fiscal 2010, from $2,360 for fiscal 2009, as a result of increasing general freight demand, an increase in miles, partially offset by lower rates. Our freight rates began to improve at the end of the third quarter and continued to improve throughout the fourth quarter. We expect our freight rates to maintain an upward trend through the end of the year as industry capacity continues to tighten.

Revenue for TruckersB2B remained unchanged at $8.5 million in fiscal 2009 and fiscal 2010. Revenue was flat as TruckersB2B continues to operate in a challenging environment as smaller fleets have been forced out of business by the economy and difficult operating conditions and many of those remaining have cut back on purchases. To the extent small and mid size carriers continue to be affected adversely by the weakened economy, lagging freight demand, limited financing availability, and licensing, insurance, and other costs, we anticipate the revenue for TruckersB2B to be negatively impacted as well.

Salaries, wages, and employee benefits were $156.0 million, or 35.0% of freight revenue, for fiscal 2010, compared to $155.6 million, or 38.1% of freight revenue, for fiscal 2009. This slight dollar increase in salaries, wages, and benefits is largely due to increased driver payroll related to increased miles and increases in stock appreciation rights expenses as the stock price has increased.  These were offset by a reduction in administrative payroll, due to the efforts in the latter part of fiscal 2009 to eliminate or consolidate several functions, therefore reducing payroll expense. Also offsetting this increase was a reduction in driver pay per mile and a reduction in our driver recruiting costs in fiscal 2010 as compared to fiscal 2009.   However, the increased freight revenue resulted in a decrease in salaries, wages, and employee benefits as a percentage of freight revenue.

Fuel expenses, net of fuel surcharge revenue of $77.1 million and $82.2 million for fiscal 2010 and fiscal 2009, respectively, increased to $48.1 million, or 10.8% of freight revenue, for fiscal 2010, compared to $43.7 million, or 10.7% of freight revenue, for fiscal 2009.  These increases were attributable to an increase in gallons purchased due to increased miles driven, offset by a 4.9% decrease in average fuel prices to $2.51 per gallon for fiscal 2010, from $2.64 per gallon for fiscal 2009.  We expect that our continued efforts to reduce idling and operate more fuel efficient tractors will continue to have a positive impact on our miles per gallon; however, we expect this will be partially offset by lower fuel economy on EPA-mandated new engines.

Operations and maintenance consist of direct operating expense, maintenance, physical damage, and tire expense. This category increased to $36.3 million, or 8.1% of freight revenue, for fiscal 2010, from $35.5 million, or 8.7% of freight revenue, for fiscal 2009. The dollar increase in fiscal 2010 is primarily related to an increase in costs associated with tire and physical damage expenses.  However, these factors were offset by a decrease in tractor maintenance and miscellaneous direct operating expenses.

Insurance and claims expense increased to $17.1 million, or 3.8% of freight revenue, for fiscal 2010, compared to $13.8 million, or 3.4% of freight revenue for fiscal 2009.  Insurance consists of premiums for liability, physical damage, cargo damage, and workers' compensation insurance.  This increase is attributable to an increase in workers' compensation claims, liability claims, and cargo claims expense, due to an increase in the number and/or severity of claims reported including loss development.  Our insurance program involves self-insurance at various risk retention levels.  Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate.  We accrue for the uninsured portion of claims based on known claims and historical experience.  We continually review and revise our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume.  We expect our insurance and claims expense to revert to more historical averages going forward.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased to $29.7 million, or 6.7% of freight revenue, in fiscal 2010 from $35.2 million, or 8.6% of freight revenue, for fiscal 2009. These decreases are related to a decrease in the number of owned tractors.  These decreases are partially offset by a slight increase in losses on sales of equipment in fiscal 2010 compared to fiscal 2009.  To the extent the used equipment market remains weak going forward, we expect to face difficulty selling equipment in quantities and at prices that are satisfactory to us.  Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases.

Revenue equipment rentals increased to $35.7 million, or 8.0% of freight revenue, in fiscal 2010, compared to $29.1 million, or 7.1% of freight revenue, for fiscal 2009. The majority of these increases are related to an increased number of leased tractors which is partially offset by increased lease rentals from our lease purchase program.

Purchased transportation increased to $82.6 million, or 18.5% of freight revenue, for fiscal 2010, from $55.8 million, or 13.7% of freight revenue, for fiscal 2009.  The majority of these increases are related to increased miles by our independent contractor fleet.  The number of independent contractors increased 46.8% to 411 at June 30, 2010, compared with 280 at June 30, 2009.  Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile.  In addition, our brokerage and intermodal expenses are increasing year over year as we continue to develop and increase those offerings. Going forward, depending on outside factors such as the freight environment confronting our industry and the strength of the U.S. economy, in general, we may decide to increase the number of independent contractors we engage.  Accordingly, to the extent we increase the number of independent contractors in our fleet and continue to increase our purchased transportation for brokerage and intermodal transportation, we expect purchased transportation to increase as well.

All of our other expenses are relatively minor in amount, and there were no significant changes in these expenses. Accordingly, we have not provided a detailed discussion of such expenses.

Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, increased 60 basis points to 2.4% of freight revenue for fiscal 2010, from 1.8% for fiscal 2009.

In addition to other factors described above, Canadian exchange rate fluctuations principally impact salaries, wages, and benefits and purchased transportation and, therefore, impact our pretax margin and results of operations. The higher Canadian dollar, which increased to an average .947 relationship with the U.S. dollar for fiscal 2010, from an average .863 relationship with the U.S. dollar for fiscal 2009, negatively impacted earnings per share by approximately $.06.

Income taxes increased to $6.3 million for fiscal 2010, from $5.0 million for fiscal 2009, resulting from a higher pre-tax income. Due to the non-deductible effects of our driver per diem pay structure, our tax rate will fluctuate from the 35% standard federal rate, in future periods as net income fluctuates.  Going forward, we expect our effective tax rate will be around 39% to 40%. Income tax expense for fiscal 2009 included an adjustment of approximately $300,000 related to per diem calculations for prior years.

As a result of the factors described above, net income increased to $4.7 million for fiscal 2010, from $2.6 million for fiscal 2009.

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

In addition to other factors described above, Canadian exchange rate fluctuations principally impact salaries, wages, and benefits and purchased transportation and, therefore, impact our pretax margin and results of operations. The lower Canadian dollar, which decreased to an average .86 relationship with the U.S. dollar for fiscal 2009, from an average .99 relationship with the U.S. dollar for fiscal 2008, positively impacted earnings per share by approximately $.07.

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

As of June 30, 2010, we had on order 100 tractors for delivery through fiscal 2011. These revenue equipment orders represent a capital commitment of approximately $9.9 million, before considering the proceeds of equipment dispositions. In fiscal 2010, we purchased our new tractors with primarily off-balance sheet operating leases, but in some instances cash or borrowings.  At June 30, 2010, our total balance sheet debt, including capital lease obligations and current maturities, was $35.6 million, compared to $49.0 million at June 30, 2009, and $102.5 million at June 30, 2008. Our debt-to-capitalization ratio net of cash (total balance sheet debt minus cash on hand as a percentage of total balance sheet debt plus total stockholders' equity) was 8.9% at June 30, 2010, 25.0% at June 30, 2009, and 40.7% at June 30, 2008.

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

Cash Flows

We generated net cash from operating activities of $44.6 million in fiscal 2010, $52.7 million in fiscal 2009, and $37.5 million in fiscal 2008. The decrease in net cash provided by operations in fiscal 2010 from fiscal 2009 is due primarily to an increase in trade receivables and a decrease in depreciation and amortization.

Net cash used in investing activities was $13.2 million for fiscal 2010, compared to $0.1 million for fiscal 2009, and $31.4 million for fiscal 2008. The increase in cash used for investing activities from 2009 to 2010 was primarily due to increased capital expenditures on equipment and decreased proceeds from sale of equipment, offset by the purchase of Continental for $24.1 million in fiscal 2009. Capital expenditures primarily for tractors and trailers (including lease buyouts and new equipment purchases) totaled $51.9 million in fiscal 2010, $24.7 million in fiscal 2009, excluding the assets purchased from Continental, and $69.0 million in fiscal 2008. We generated proceeds from the sale of property and equipment of $38.7 million in fiscal 2010, $52.7 million in fiscal 2009, and $37.6 million in fiscal 2008.

Net cash used in financing activities was $13.4 million in fiscal 2010, $53.5 million in fiscal 2009 and $4.9 million in fiscal 2008.  The decrease in cash used for financing activities was primarily due to the decreased payments on our borrowings and long term debt, as we paid the balance of our revolving line of credit down to $0.  During fiscal 2009, our mortgaged equipment debt was paid down.  Financing activity represents bank borrowings (new borrowings, net of repayments) and payment of the principal component of capital lease obligations.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for our revenue equipment. Our operating leases include some under which we do not guarantee the value of the asset at the end of the lease term ("walk-away leases") and some under which we do guarantee the value of the asset at the end of the lease term ("residual value"). Therefore, we are subject to the risk that equipment value may decline in which case we would suffer a loss upon disposition and be required to make cash payments because of the residual value guarantees. We were obligated for residual value guarantees related to operating leases of $84.6 million at June 30, 2010 compared to $75.4 million at June 30, 2009. A small portion of these amounts is covered by repurchase and/or trade agreements we have with the equipment manufacturer. We believe that any residual payment obligations that are not covered by the manufacturer will be satisfied, in the aggregate, by the value of the related equipment at the end of the lease. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We anticipate that going forward we will use a combination of operating leases and cash generated from operations to finance tractor purchases and operating leases to finance trailer purchases.

The use of operating leases also affects our statement of cash flows. For assets subject to these operating leases, we do not record depreciation as an increase to net cash provided by operations, nor do we record any entry with respect to investing activities or financing activities.

Primary Credit Agreement

On September 26, 2005, Celadon Group, Inc., Celadon Trucking Services, Inc., and TruckersB2B entered into an unsecured Credit Agreement (the "Credit Agreement") with Bank of America, N.A. (formerly LaSalle Bank National Association), as administrative agent, and Bank of America, N.A., Fifth Third Bank (Central Indiana), and JPMorgan Chase Bank, N.A., as lenders. The Credit Agreement was amended on December 23, 2005, by the First Amendment to Credit Agreement, pursuant to which Celadon Logistics Services, Inc. was added as a borrower to the Credit Agreement.  The Credit Agreement was also amended on June 30, 2007 and January 22, 2008 by the Second Amendment to Credit Agreement and Third Amendment to Credit Agreement, respectively.  On August 11, 2009, the Credit Agreement was amended and restated (the "Restatement").  Pursuant to the Restatement, (i) the maximum available borrowing limit under the Credit Agreement was reduced from a $70 million unsecured line to a $40 million secured line and (ii) certain financial covenants were adjusted as follows: Minimum Fixed Charge ratio to a minimum of .90, Maximum Lease-Adjusted Total Debt to EBITDAR ratio up to 3.25 to 1, Minimum Tangible Net Worth to $100 million, and the Minimum Asset Coverage ratio to be no less than 1.25 to 1. The Restatement and the financial covenants included therein were in effect starting June 30, 2009, at which time we were in compliance with the restated covenants.  The Credit Agreement, as amended by the Restatement, matures on January 23, 2013.  The Credit Agreement is intended to provide for ongoing working capital needs and general corporate purposes.  Borrowings under the Credit Agreement are based, at the option of the Company, on a base rate equal to the greater of the federal funds rate plus an applicable margin between 0.75% and 1.50% and the administrative agent's prime rate or LIBOR plus an applicable margin between 2.25% and 3.00% that is adjusted quarterly based on cash flow coverage.  The Credit Agreement is guaranteed by Celadon E-Commerce, Inc., Celadon Canada, Inc., and Jaguar, each of which is a subsidiary of the Company.

The Credit Agreement, as amended by the Restatement, has a maximum revolving borrowing limit of $40.0 million.  Letters of credit are limited to an aggregate commitment of $15.0 million and a swing line facility has a limit of $3.0 million.  A commitment fee that is adjusted quarterly between 0.375% and 0.500% per annum based on cash flow coverage is due on the daily unused portion of the Credit Agreement.  The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, mergers, consolidations, acquisitions and dispositions, and total indebtedness.  We were in compliance with these covenants at June 30, 2010, and expect to remain in compliance for the foreseeable future.  At June 30, 2010, we had no outstanding borrowings under our credit facility and $0.2 million was utilized for standby letters of credit.

Contractual Obligations and Commitments

As of June 30, 2010, our bank loans, capitalized leases, operating leases, other debts, and future commitments have stated maturities or minimum annual payments as follows:

	Cash Requirements as of June 30, 2010 (in thousands) Payments Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years

Operating leases	$90,863	$35,301	$41,126	$8,647	$5,789
Lease residual value guarantees	84,647	10,234	58,457	14,656	1,300
Capital lease obligations(1)	37,215	16,713	20,502	---	---
Long-term debt (1)	396	352	44	---	---

Sub-total	213,121	62,600	120,129	23,303	7,089

Future purchase of revenue equipment	9,878	9,878	---	---	---
Employment and consulting agreements(2)	700	700	---	---	---
Standby letters of credit	203	203	---	---	---

Total contractual and cash obligations	$223,902	$73,381	$120,129	$23,303	$7,089
_______
(1)	Includes interest.
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

The engines used in our tractors are subject to emissions control regulations, which have substantially increased our operating expenses since additional and more stringent regulation began in 2002.  As of June 30, 2010, the majority of our tractor fleet has engines compliant with stricter regulations regarding emissions that became effective in 2007. Compliance with such regulations is expected to increase the cost of new tractors and could impair equipment productivity, lower fuel mileage, and increase our operating expenses. These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations as the regulations impact our business through new tractor purchases.

Fluctuations in the price or availability of fuel, as well as hedging activities, surcharge collection, the percentage of freight we obtain through brokers, and the volume and terms of diesel fuel purchase commitments may increase our costs of operation, which could materially and adversely affect our profitability.  We impose fuel surcharges on substantially all accounts. These arrangements may not fully protect us from fuel price increases and also may result in us not receiving the full benefit of any fuel price decreases. At June 30, 2010, we did not have any fuel hedging contracts in place. If we do hedge, we may be forced to make cash payments under the hedging arrangements. Based on current market conditions, we have decided to limit our hedging and purchase commitments, but we continue to evaluate such measures. The absence of meaningful fuel price protection through these measures could adversely affect our profitability.

Recent Events

On August 25, 2010, the Board of Directors authorized a stock repurchase program pursuant to which the Company is authorized to repurchase up to 2,000,000 shares of our common stock.  We are currently seeking the consent of our bank group to repurchase shares under the program.

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

In accordance with Accounting Standards Codification (ASC) Topic 840, Accounting for Leases, property and equipment held under operating leases, and liabilities related thereto, are not reflected on our balance sheet. All expenses related to revenue equipment operating leases are reflected on our statements of operations in the line item entitled "Revenue equipment rentals." As such, financing revenue equipment with operating leases instead of bank borrowings or capital leases effectively moves the interest component of the financing arrangement into operating expenses on our statements of operations.

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

To account for our derivative financial instruments, we follow the provisions of ASC Topic 815, "Derivatives and Hedging."  Derivative financial instruments are recognized on the Consolidated Balance Sheets as either assets or liabilities and are measured at fair value.  Changes in the fair value of derivatives are recorded each period in earnings or accumulated other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction, and if it is, the type of hedge transaction.  Gains and losses on derivative instruments reported in accumulated other comprehensive income are subsequently included in earnings in the periods in which earnings are affected by the hedged item.  These activities have not had a material impact on our financial position or results of operations for the periods presented herein.

Accounting for Income Taxes. Deferred income taxes represent a substantial liability on our consolidated balance sheet. Deferred income taxes are determined in accordance with ASC Topic 740-10 Income Taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry-forwards. We evaluate our tax assets and liabilities on a periodic basis and adjust these balances as appropriate. We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. However, should our tax positions be challenged and not prevail, different outcomes could result and have a significant impact on the amounts reported in our consolidated financial statements.

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

Recent Accounting Pronouncements

On January 21, 2010, the FASB issued ASU 2010-06, which amends ASC 820, Fair Value Measurements and Disclosures, to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, the ASU amends guidance on employers' disclosures about postretirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect the adoption of ASU 2009-06 to have a material impact on disclosures in the consolidated financial statements.

In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles (ASC 105).  This Statement establishes FASB Accounting Standards Codification as the source of authoritative accounting principles to be applied by all non-governmental entities.  ASC 105-10 is effective for interim and annual periods ending after September 15, 2009.  The Company adopted ASC 105 on July 1, 2009.  The adoption of this statement did not have a material impact on the financial statements and only resulted in modifications in accounting references in the footnotes and disclosures.

In May 2009, the FASB issued ASC 810-10, Consolidation.  This Statement amends prior guidance and revises accounting and reporting requirements for entities' involvement with variable interest entities. The provisions of ASC 810-10 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009.  The Company is considering the impact of adopting ASC 810-10 we believe it will not have a material impact on the consolidated financial statements.

In February 2010, FASB issued ASU 2010-09 Subsequent Event (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company adopted ASU 2010-09 in June 2010 and did not disclose the date the financial statements are available to be issued.

           In April 2009, the FASB issued ASC 825-10-50, Financial Instruments, to require disclosures about the fair value of financial instruments during interim reporting periods. The new disclosure requirements are effective for interim reporting periods ending after June 15, 2009.  The adoption of this staff position resulted in additional quarterly disclosures only.

In March 2008, FASB  issued ASC 815 Derivatives and Hedging  requiring enhanced disclosures about an entity's derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under ASC 815, and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  The Company adopted this statement effective July 1, 2009, and it did not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued ASC 810-10, Consolidation.  This statement amends prior guidance and revises accounting and reporting requirements for non-controlling interests (formerly minority interests) in a subsidiary and for the deconsolidation of a subsidiary.  Upon its adoption, non-controlling interests will be classified as equity, and income attributed to the non-controlling interest will be included in the Company's income.  The provisions of this standard are applied retrospectively upon adoption.  The Company adopted ASC 810-10 on July 1, 2009, and it did not have a material impact on the consolidated results.

In December 2007, the FASB issued ASC 805, Business Combinations.  ASC 805 clarifies and amends the accounting guidance for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree.  The provisions of ASC 805-10 are effective for the Company for any business combinations occurring on or after January 1, 2009. The Company adopted ASC 805 on July 1, 2009 and will apply prospectively to business combinations completed after that date.

Item 7A.                 Quantitative and Qualitative Disclosures About Market Risk

We experience various market risks, including changes in interest rates, foreign currency exchange rates, and fuel prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes, nor when there are no underlying related exposures.

Interest Rate Risk. We are exposed to interest rate risk principally from our primary credit facility.  The credit facility carries a maximum variable interest rate of either the bank's base rate or LIBOR plus 3.00%.  At June 30, 2010, we did not have any variable rate term loan borrowings outstanding under the credit facility. A hypothetical 10% increase in the bank's base rate and LIBOR would be immaterial to our net income.

Foreign Currency Exchange Rate Risk. We are subject to foreign currency exchange rate risk, specifically in connection with our Canadian operations. While virtually all of the expenses associated with our Canadian operations, such as independent contractor costs, company driver compensation, and administrative costs, are paid in Canadian dollars, a significant portion of our revenue generated from those operations is billed in U.S. dollars because many of our customers are U.S. shippers transporting goods to or from Canada. As a result, increases in the Canadian dollar exchange rate adversely affect the profitability of our Canadian operations. Assuming revenue and expenses for our Canadian operations identical to the year ended June 30, 2010 (both in terms of amount and currency mix), we estimate that a $0.01 increase in the Canadian dollar exchange rate would reduce our annual net income by approximately $147,000.  We currently have contracts for 9.0 million Canadian dollars over the next year, representing approximately 38% of our Canadian currency exposure.

We generally do not face the same magnitude of foreign currency exchange rate risk in connection with our intra-Mexico operations conducted through our Mexican subsidiary, Jaguar, because our foreign currency revenues are generally proportionate to our foreign currency expenses for those operations. For purposes of consolidation, however, the operating results earned by our subsidiaries, including Jaguar, in foreign currencies are converted into United States dollars. As a result, a decrease in the value of the Mexican peso could adversely affect our consolidated results of operations. Assuming revenue and expenses for our Mexican operations identical to the year ended June 30, 2010 (both in terms of amount and currency mix), we estimate that a $0.01 decrease in the Mexican peso exchange rate would reduce our annual net income by approximately $95,000. We currently have contracts for 4.0 million Mexican pesos per month over the next year, representing approximately 28% of our Mexican currency exposure.  Derivative gains/(losses), initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.

Commodity Price Risk. Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability. Fuel is subject to economic, political, and market factors that are outside of our control. Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through the collection of fuel surcharges. However, fuel surcharges do not always fully offset increases in fuel prices. In addition, from time-to-time we may enter into derivative financial instruments to reduce our exposure to fuel price fluctuations. As of June 30, 2010, we had none of our estimated fuel purchases hedged.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Celadon Group, Inc.:

We have audited the accompanying consolidated balance sheets of Celadon Group, Inc. and subsidiaries (the "Company") as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2010. In connection with our audits of the consolidated financial statements, we have also audited the financial statement Schedule II. We also have audited the Company's internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celadon Group, Inc. and subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, Celadon Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Indianapolis, Indiana
August 31, 2010

                                                              CELADON GROUP, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2010 and 2009
(Dollars in thousands)

ASSETS	2010	2009

Current assets:
Cash and cash equivalents	$18,844	$863
Trade receivables, net of allowance for doubtful accounts of $1,307 and $1,059 in 2010 and 2009, respectively	63,468	55,291
Prepaid expenses and other current assets	12,310	10,044
Tires in service	5,010	4,336
Equipment held for resale	---	8,012
Income tax receivable	---	232
Deferred income taxes	3,593	2,780
Total current assets	103,225	81,558
Property and equipment	226,169	237,167
Less accumulated depreciation and amortization	74,852	70,025
Net property and equipment	151,317	167,142
Tires in service	1,843	1,581
Goodwill	19,137	19,137
Other assets	1,578	1,581
Total assets	$277,100	$270,999

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$7,733	$5,461
Accrued salaries and benefits	11,472	10,084
Accrued insurance and claims	10,967	8,508
Accrued fuel expense	11,263	8,592
Other accrued expenses	12,209	11,572
Income taxes payable	2,950	---
Current maturities of long-term debt	336	1,109
Current maturities of capital lease obligations	15,350	6,693
Total current liabilities	72,280	51,994
Long-term debt, net of current maturities	44	5,870
Capital lease obligations, net of current maturities	19,861	35,311
Deferred income taxes	32,742	34,132
Stockholders' equity:
Common stock, $0.033 par value, authorized 40,000,000 shares; issued and outstanding 23,871,663 and 23,840,677 shares at June 30, 2010 and 2009, respectively	788	787
Treasury stock at cost; 1,604,642 and 1,744,245 shares at June 30, 2010 and 2009, respectively	(11,064)	(12,025)
Additional paid-in capital	98,640	97,030
Retained earnings	67,635	63,437
Accumulated other comprehensive loss	(3,826)	(5,562)
Total stockholders' equity	152,173	143,667
Total liabilities and stockholders' equity	$277,100	$270,999

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended June 30, 2010, 2009, and 2008
(Dollars and shares in thousands, except per share amounts)

	2010	2009	2008
Revenue:
Freight revenue	$446,383	$408,156	$457,482
Fuel surcharges	77,109	82,182	108,413
Total revenue	523,492	490,338	565,895

Operating expenses:
Salaries, wages, and employee benefits	156,025	155,554	159,859
Fuel	125,174	125,922	163,111
Operations and maintenance	36,327	35,483	37,213
Insurance and claims	17,053	13,828	15,527
Depreciation and amortization	29,689	35,221	33,264
Revenue equipment rentals	35,722	29,138	25,596
Purchased transportation	82,609	55,789	82,205
Cost of products and services sold	5,947	5,818	6,406
Communications and utilities	4,828	4,929	5,117
Operating taxes and licenses	9,788	9,700	9,112
General and other operating	6,989	8,066	9,687
Total operating expenses	510,151	479,448	547,097

Operating income	13,341	10,890	18,798

Other (income) expense:
Interest income	(73)	(35)	(106)
Interest expense	2,416	3,589	5,028
Other	67	(227)	193
Income before income taxes	10,931	7,563	13,683
Provision for income taxes	6,251	5,007	7,147
Net income	$4,680	$2,556	$6,536

Earnings per common share:
Diluted earnings per share	$0.21	$0.12	$0.29
Basic earnings per share	$0.21	$0.12	$0.29
Weighted average shares outstanding:
Diluted	22,362	22,134	22,617
Basic	21,888	21,727	22,378

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30, 2010, 2009, and 2008
(Dollars in thousands)

	2010	2009	2008

Cash flows from operating activities:
Net income	$4,680	$2,556	$6,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,180	35,242	32,432
Loss on sale of equipment	590	38	833
Deferred income taxes	(1,047)	2,923	10,166
Provision for doubtful accounts	263	94	911
Stock based compensation expense	3,364	2,293	1,905
Changes in assets and liabilities:
Trade receivables	(8,249)	13,323	(11,037)
Income tax receivable	2,096	5,351	(4,320)
Tires in service	(920)	(702)	(786)
Prepaid expenses and other current assets	5,828	(1,767)	(6,081)
Other assets	501	(380)	243
Accounts payable and accrued expenses	8,333	(6,238)	6,693
Net cash provided by operating activities	44,619	52,733	37,495
Cash flows from investing activities:
Purchase of property and equipment	(51,901)	(28,636)	(69,021)
Proceeds on sale of property and equipment	38,731	52,657	37,586
Purchase of businesses	---	(24,100)	---
Net cash used in investing activities	(13,170)	(79)	(31,435)
Cash flows from financing activities:
Proceeds from issuance of common stock	---	(28)	1,059
Repurchase of stock	---	---	(13,848)
Proceeds of long-term debt	---	---	25,110
Payments on long-term debt	(6,600)	(46,920)	(10,797)
Principal payments on capital lease obligations	(6,792)	(6,567)	(6,449)
Net cash provided by (used in) financing activities	(13,392)	(53,515)	(4,925)
Effect of exchange rates on cash and cash equivalents	(76)	(601)	---
Increase (decrease) in cash and cash equivalents	17,981	(1,462)	1,135
Cash and cash equivalents at beginning of year	863	2,325	1,190
Cash and cash equivalents at end of year	$18,844	$863	$2,325
Supplemental disclosure of cash flow information:
Interest paid	$2,468	$3,689	$5,188
Income taxes paid	$6,648	$349	$3,132

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended June 30, 2010, 2009, and 2008
(Dollars in thousands, except share amounts)

	Common Stock No. of Shares Outstanding	Amount	Additional Paid-In Capital	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity

Balance at June 30, 2007	23,581,245	$778	$93,582	$	---	$54,345	$(1,385)	$147,320

Net income	---	---	---		---	6,536	---	6,536
Equity adjustments for foreign currency translation, net of tax	---	---	---		---	---	1,034	1,034
Comprehensive income	---	---	---		---	6,536	1,034	7,570
Treasury stock purchases	(2,000,000)	---	---		(13,848)	---	---	(13,848)
Treasury stock issued	---	(5)	(1,180)		1,185	---	---	---
Restricted stock and options expense	28,974	1	1,750		---	---	---	1,750
Exercise of incentive stock options	261,441	8	1,021		30	---	---	1,059
Balance at June 30, 2008	21,871,660	$782	$95,173		$(12,633)	$60,881	$(351)	$143,852

Net income	---	---	---		---	2,556	---	2,556

Equity adjustments for foreign currency translation, net of tax	---	---	---		---	---	(5,211)	(5,186)
Comprehensive income (loss)	---	---	---		---	2,556	(5,211)	(2,655)
Treasury stock issued	---	---	(551)		553	---	---	2
Restricted stock and options expense	216,897	5	2,434		---	---	---	2,439
Exercise of incentive stock options	7,875	---	(26)		55	---	---	29
Balance at June 30, 2009	22,096,432	$787	$97,030		$(12,025)	$63,437	$(5,562)	$143,667

Net income	---	---	---		---	4,680	---	4,680

Equity adjustments for foreign currency translation, net of tax	---	---	---		---	(482)	1,736	1,254
Comprehensive income	---	---	---		---	4,198	1,736	5,934
Treasury stock issued	---	---	(700)		864	---	---	164
Restricted stock and options expense	156,464	1	2,350		---	---	---	2,351
Exercise of incentive stock options	14,125	---	(40)		97	---	---	57
Balance at June 30, 2010	22,267,021	$788	$98,640		$(11,064)	$67,635	$(3,826)	$152,173

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010, 2009 and 2008

(1)	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Celadon Group, Inc. (the "Company"), through its subsidiaries, provides transportation services between the United States, Canada, and Mexico. The Company's primary transportation subsidiaries are: Celadon Trucking Services, Inc. ("CTSI"), a U.S. based company; Celadon Logistics Services, Inc. ("CLSI"), a U.S. based company; Servicio de Transportation Jaguar, S.A. de C.V. ("Jaguar"), a Mexican based company; and Celadon Canada, Inc. ("CelCan"), a Canadian based company.

TruckersB2B, Inc. ("TruckersB2B") is an Internet based "business-to-business" membership program, owned by Celadon E-Commerce, Inc., a wholly owned subsidiary of Celadon Group, Inc.

Summary of Significant Accounting Policies

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Celadon Group, Inc. and its wholly and majority owned subsidiaries, all of which are wholly owned except for Jaguar in which the Company owns 75% of the shares. The entity was set up to allow the Company to operate in Mexico. The minority owner of Jaguar has been refunded all initial capital contributions and is not entitled to receive any future earnings or required to fund any losses of the subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise noted, all references to annual periods refer to the respective fiscal years ended June 30.
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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade receivables. The Company performs ongoing credit evaluations of its customers and does not require collateral for its accounts receivable. The Company maintains reserves which management believes are adequate to provide for potential credit losses. Uncollectible accounts receivable are written off against the reserves. Concentrations of credit risk with respect to trade receivables are generally limited due to the Company's large number of customers and the diverse range of industries which they represent. Accounts receivable balances due from any single customer did not total more than 5% of the Company's gross trade receivables at June 30, 2010.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010, 2009 and 2008

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

Operating leases

We have financed a portion of our tractors and trailers with operating leases. These leases generally contain residual value guarantees, which provide that the value of equipment returned to the lessor at the end of the lease term will be no lower than a negotiated amount. To the extent that the value of the equipment is below the negotiated amount, we are liable to the lessor for the shortage at the expiration of the lease. For all equipment, we are required to recognize additional rental expense to the extent we believe the fair market value at the lease termination will be less than our obligation to the lessor.

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

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010, 2009 and 2008

Goodwill

The consolidated balance sheets at June 30, 2010 and 2009 included goodwill of acquired businesses of approximately $19.1 million for both years. These amounts have been recorded as a result of business acquisitions accounted for under the purchase method of accounting. Under ASC Topic 350-20, goodwill is not amortized but is tested for impairment annually (or more often, if an event or circumstance indicates that an impairment loss has been incurred). On April 1, 2010, we completed our most recent annual impairment test for that fiscal year and concluded that there was no indication of impairment.

Tests for impairment include estimating the fair value of our reporting units. As required by ASC Topic 350-20, we compare the estimated fair value of our reporting units with their respective carrying amounts including goodwill. We define a reporting unit as an operating segment. Under ASC Topic 350-20, fair value refers to the amount for which the entire reporting unit could be bought or sold. Our methods for estimating reporting unit values include market quotations and other valuation techniques, such as discounted cash flows and multiples of earnings, revenue, or other financial measures. With the exception of market quotations, all of these methods involve significant estimates and assumptions, including estimates of future financial performance and the selection of appropriate discount rates and valuation multiples.

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

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010, 2009 and 2008

Revenue Recognition

Trucking revenue and related direct costs are recognized on the date freight is delivered by the Company to the customer and collectibility is reasonably assured. Prior to commencement of shipment, the Company will negotiate an agreed upon price for services to be rendered.

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

Costs of Products and Services

Costs of products and services represents the cost of the product or service purchased or used by the TruckersB2B member. Cost of products and services is recognized in the period that TruckersB2B recognizes revenue for the respective product or service.

Advertising

Advertising costs are expensed as incurred by the Company. Advertising expense primarily consists of recruiting for new drivers.  Advertising expenses for fiscal 2010, 2009, and 2008 were $1.0 million, $1.2 million, and $1.3 million, respectively, and are included in salaries, wages, and employee benefits and other operating expenses in the Consolidated Statements of Operations.

Income Taxes

Deferred taxes are recognized for the future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting, based on enacted tax laws and rates. Federal income taxes are provided on the portion of the income of foreign subsidiaries that is expected to be remitted to the United States.

The company follows ASC Topic 740-10-25 in Accounting for Uncertainty in Income Taxes.  ASC 740-10-25 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Accounting for Derivatives

The Company had no derivative financial instruments in place in fiscal 2010, 2009, or 2008 to reduce exposure to fuel price fluctuations.  We currently have contracts for 9.0 million Canadian dollars over the next year, representing approximately 38% of our Canadian currency exposure and contracts for 4.0 million Mexican pesos per month over the next year, representing approximately 28% of our Mexican currency exposure with a combined value of $0.2 million.  Derivative gains/ (losses), initially reported as a component of other comprehensive income with an offset to accrued liabilities, are reclassified to earnings in the period when the forecasted transaction affects earnings.  ASC Topic 815, Derivatives and Hedging, requires that all derivative instruments be recorded on the balance sheet at their respective fair values.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010, 2009 and 2008

Earnings per Share ("EPS")

The Company applies the provisions of ASC Topic 260, Earnings per Share, which requires companies to present basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method.

Stock-based Employee Compensation Plans

The Company applies the provisions of ASC Topic 718, Compensation – Stock Compensation, which requires companies to recognize the grant date fair value of stock options and other equity-based compensation issued to employees in its income statement. See Note 6 for the impact to the Company.

Foreign Currency Translation

Foreign financial statements are translated into U.S. dollars in accordance with ASC Topic 830, Foreign Currency Matters. Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at year-end exchange rates. Income statement accounts are translated at the average exchange rate prevailing during the year. Resulting translation adjustments are included in other comprehensive income.

Recent Accounting Pronouncements

On January 21, 2010, the FASB issued ASU 2010-06, which amends ASC 820, Fair Value Measurements and Disclosures,  to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, the ASU amends guidance on employers' disclosures about postretirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect the adoption of ASU 2009-06 to have a material impact on the consolidated financial statements.

In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles (ASC 105).  This Statement establishes FASB Accounting Standards Codification as the source of authoritative accounting principles to be applied by all non-governmental entities.  ASC 105-10 is effective for interim and annual periods ending after September 15, 2009.  The Company adopted ASC 105 on July 1, 2009.  The adoption of this statement did not have a material impact on the financial statements and only resulted in modifications in accounting references in the footnotes and disclosures.

In May 2009, the FASB issued ASC 810-10, Consolidation.  This Statement amends prior guidance and revises accounting and reporting requirements for entities' involvement with variable interest entities. The provisions of ASC 810-10 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009.  The Company is considering adopting ASC 810-10 and it does not believe it will have a material impact on the consolidated financial statements.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010, 2009 and 2008

In February 2010, FASB issued ASU 2010-09, Subsequent Events (Topic 855), Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company adopted ASU 2010-09 in June 2010 and did not disclose the date the financial statements are available to be issued.

In April 2009, the FASB issued ASC 825-10-50, Financial Instruments, to require disclosures about the fair value of financial instruments during interim reporting periods. The new disclosure requirements are effective for interim reporting periods ending after June 15, 2009.  The adoption of this staff position resulted in additional quarterly disclosures only.

In March 2008, FASB  issued ASC 815 Derivatives and Hedging  requiring enhanced disclosures about an entity's derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under ASC 815, and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  The Company adopted this statement effective July 1, 2009, and it did not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued ASC 810-10, Consolidation.  This statement amends prior guidance and revises accounting and reporting requirements for non-controlling interests (formerly minority interests) in a subsidiary and for the deconsolidation of a subsidiary.  Upon its adoption, non-controlling interests will be classified as equity, and income attributed to the non-controlling interest will be included in the Company's income.  The provisions of this standard are applied retrospectively upon adoption.  The Company adopted ASC 810-10 on July 1, 2009, and it did not have a material impact on the consolidated results.

In December 2007, the FASB issued ASC 805, Business Combinations.  ASC 805 clarifies and amends the accounting guidance for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree.  The provisions of ASC 805-10 are effective for the Company for any business combinations occurring on or after January 1, 2009. The Company adopted ASC 805 on July 1, 2009 and will apply it prospectively to business combinations completed after that date.

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

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010, 2009 and 2008

(3)	PROPERTY, EQUIPMENT, AND LEASES

Property and equipment consists of the following (in thousands):
	2010	2009
Revenue equipment owned	$144,011	$154,416
Revenue equipment under capital leases	56,905	57,076
Furniture and office equipment	4,302	5,037
Land and buildings	16,821	16,685
Service equipment	743	806
Leasehold improvements	3,387	3,147
	$226,169	$237,167

Included in accumulated depreciation was $14.4 million and $10.3 million in 2010 and 2009, respectively, related to revenue equipment under capital leases. Depreciation and amortization expense relating to property and equipment owned and revenue equipment under capital leases, including gains (losses) on disposition of equipment, was $29.7 million in 2010, $35.2 million in 2009, and $33.3 million in 2008.

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

Total rental expense under operating leases was as follows for 2010, 2009, and 2008 (in thousands):

	2010	2009	2008
Revenue and service equipment	$35,722	$29,138	$25,596
Office facilities and terminals	3,049	3,025	2,912
	$38,771	$32,163	$28,508

Future minimum lease payments relating to capital leases and to operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

Year ended June 30,	Capital Leases	Operating Leases
2011	$16,712	$45,535
2012	18,707	65,735
2013	1,795	33,848
2014	----	13,063
2015	----	10,240
Thereafter	----	7,089
Total minimum lease payments	$37,214	$175,510
Less amounts representing interest	2,003
Present value of minimum lease payments	$35,211
Less current maturities	15,350
Non-current portion	$19,861

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010, 2009 and 2008

The Company is obligated for lease residual value guarantees of $84.6 million, with $10.2 million due in fiscal 2011. The guarantees are included in the future minimum lease payments above. To the extent the expected value at lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term.

Long-Term Debt

The Company's outstanding borrowings excluding capital leases set forth above consist of the following at June 30 (in thousands):
	2010	2009
Outstanding amounts under Credit Agreement	---	$5,490
Other borrowings	380	1,489
	380	6,979
Less current maturities	336	1,109
Non-current portion	$44	$5,870

Lines of Credit

On September 26, 2005, Celadon Group, Inc., Celadon Trucking Services, Inc., and TruckersB2B entered into an unsecured Credit Agreement (the "Credit Agreement") with Bank of America, N.A., as administrative agent, and Bank of America, N.A., Fifth Third Bank (Central Indiana), and JPMorgan Chase Bank, N.A., as lenders. The Credit Agreement was amended on December 23, 2005, by the First Amendment to Credit Agreement, pursuant to which Celadon Logistics Services, Inc. was added as a borrower to the Credit Agreement.  The Credit Agreement was also amended on June 30, 2007 and January 22, 2008 by the Second Amendment to Credit Agreement and Third Amendment to Credit Agreement, respectively.  On August 11, 2009, the Credit Agreement was amended and restated (the "Restatement").  Pursuant to the Restatement, (i) the maximum available borrowing limit under the Credit Agreement was reduced from a $70 million unsecured line to a $40 million secured line and (ii) certain financial covenants were adjusted as follows: Minimum Fixed Charge ratio to a minimum of .90, Maximum Lease-Adjusted Total Debt to EBITDAR (which is earnings before interest, taxes, depreciation, amortization, and rent) ratio up to 3.25 to 1, Minimum Tangible Net Worth to $100 million, and the Minimum Asset Coverage ratio to be no less than 1.25 to 1.  The Restatement and the financial covenants included therein were in effect starting June 30, 2009, at which time we were in compliance with the restated covenants. The Credit Agreement, as amended by the Restatement, matures on January 23, 2013.  The Credit Agreement is intended to provide for ongoing working capital needs and general corporate purposes.  Borrowings under the Credit Agreement are based, at the option of the Company, on a base rate equal to the greater of the federal funds rate plus an applicable margin between 0.75% and 1.50% and the administrative agent's prime rate or LIBOR plus an applicable margin between 2.25% and 3.00% that is adjusted quarterly based on cash flow coverage.  The Credit Agreement is guaranteed by Celadon E-Commerce, Inc., Celadon Canada, Inc., and Jaguar, each of which is a subsidiary of the Company.

The Credit Agreement, as amended by the Restatement, has a maximum revolving borrowing limit of $40.0 million.  Letters of credit are limited to an aggregate commitment of $15.0 million and a swing line facility has a limit of $3.0 million.  A commitment fee that is adjusted quarterly between 0.375% and 0.500% per annum based on cash flow coverage is due on the daily unused portion of the Credit Agreement.  The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, mergers, consolidations, acquisitions and dispositions, and total indebtedness.  At June 30, 2010, none of our credit facility was utilized as outstanding borrowings and $0.2 million was utilized for standby letters of credit. Our effective interest rate at June 30, 2010 was 4.75%.

Other Borrowings

Other borrowings consist primarily of mortgage debt financing and notes payable for equipment purchase, which are collateralized by the equipment. At June 30, 2010, the interest rate charged on outstanding borrowings was 7.0%.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010, 2009 and 2008

Maturities of long-term debt for the years ending June 30 are as follows (in thousands):

2011	$336
2012	44
$380

(5)           EMPLOYEE BENEFIT PLANS

401(k) Profit Sharing Plan

The Company has a 401(k) profit sharing plan, which permits U.S. employees of the Company to contribute up to 50% of their annual compensation, up to certain Internal Revenue Service limits, on a pretax basis. The contributions made by each employee are fully vested immediately and are not subject to forfeiture. The Company makes a discretionary matching contribution of up to 50% of the employee's contribution up to 5% of their annual compensation. Effective April 1, 2009, the Company suspended the discretionary matching contribution.  Employees vest in the Company's contribution to the plan at the rate of 20% per year from the date of employee anniversary. Contributions made by the Company during 2010, 2009, and 2008 amounted to $0, $205,000, and $268,000, respectively.

(6)	STOCK PLANS

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based upon a grant-date fair value of an award.

In January 2006, stockholders approved the 2006 Omnibus Incentive Plan ("2006 Plan") that provides various vehicles to compensate the Company's key employees. The 2006 Plan utilizes such vehicles as stock options, restricted stock grants, and stock appreciation rights ("SARs"). The 2006 Plan authorized the Company to grant 1,687,500 shares. In November 2008, an additional 1,000,000 shares were authorized under an amendment to the 2006 Plan.  In fiscal 2010, the Company granted 244,000 stock options and 177,904 restricted stock grants.  In fiscal 2009, the Company granted 12,500 stock options and 248,866 restricted stock grants.  In fiscal 2008, the Company granted 730,990 stock options and 59,426 restricted stock grants. The Company is authorized to grant an additional 660,577 shares.

The total compensation cost that has been recorded for such stock-based awards was an expense of $3.3 million in fiscal 2010, $2.3 million in fiscal 2009, and $1.9 million in fiscal 2008. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.5 million in fiscal 2010, $0.4 million in fiscal 2009, and $0.7 million in fiscal 2008.

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

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010, 2009 and 2008

A summary of the activity of the Company's stock option plans as of June 30, 2010, 2009 and 2008 and changes during the period then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at June 30, 2007	1,064,992	$9.54	7.06	$6,879,503
Granted	730,990	$9.95	---	---
Forfeited or expired	(214,643)	$15.42
Exercised	(261,441)	$4.03	---	---
Outstanding at June 30, 2008	1,319,898	$9.90	7.98	$1,742,049
Granted	12,500	$9.36	---	---
Forfeited or expired	(34,681)	$12.24
Exercised	(7,875)	$3.33	---	---
Outstanding at June 30, 2009	1,289,842	$9.87	7.04	$677,650
Granted	244,000	$9.84	---	---
Forfeited or expired	(12,750)	$10.16
Exercised	(14,125)	$4.04	---	---
Outstanding at June 30, 2010	1,506,967	$9.91	6.65	$6,375,489
Exercisable at June 30, 2010	950,871	$10.33	5.67	$3,630,815

The total intrinsic value of options exercised during fiscal 2010, 2009, and 2008 was $0.1 million, $0.1 million, and $0.9 million, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	2010	2009	2008
Weighted-average grant date fair value	$5.25	$3.91	$4.47
Dividend yield	0	0	0
Expected volatility	57.7%	53.4%	41.9%
Risk-free interest rate	1.88%	1.53%	3.93%
Expected lives	4 years	3 years	4 years

Expected volatility is based upon the historical volatility of the Company's stock. The risk-free rate is based upon the U.S. Treasury yield curve in effect at the time of grant. Expected lives are based upon the historical experience of the Company.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010, 2009 and 2008

Restricted Shares

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at June 30, 2007	203,182	$12.73
Granted	59,426	$8.82
Forfeited	(30,452)	$10.83
Vested	(75,956)	$11.48
Unvested at June 30, 2008	156,200	$12.22
Granted	248,866	$11.40
Forfeited	(31,969)	$14.78
Vested	(63,391)	$9.72
Unvested at June 30, 2009	309,706	$11.81
Granted	177,904	$9.66
Forfeited	(21,440)	$14.75
Vested	(125,479)	$11.02
Unvested at June 30, 2010	340,692	$10.80

Restricted shares granted to employees have been granted subject to achievement of certain time-based or performance targets and vest 25% or 33% each year, commencing with the first anniversary of the grant date.

As of June 30, 2010, we had $1.9 million and $2.6 million of total unrecognized compensation expense related to stock options and restricted stock, respectively, that is expected to be recognized over the remaining weighted average period of approximately 2.0 years for stock options and 2.6 years for restricted stock.

Stock Appreciation Rights

Number of Shares
Unvested at June 30, 2007	254,390
Paid	(50,064)
Forfeited	(37,124)
Unvested at June 30, 2008	167,202
Paid	(19,322)
Forfeited	(3,036)
Vested at June 30, 2009	144,844
Paid	(844)
Vested at June 30, 2010	144,000

Stock appreciation rights were granted to employees vesting on a 3 or 4 year vesting schedule. The Company recognized an expense of $0.8 million and $0.3 million in fiscal 2010 and 2009, respectively, for vested stock appreciation rights.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010, 2009 and 2008

(7)	STOCK REPURCHASE PROGRAMS

On October 24, 2007, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company purchased 2,000,000 shares of the Company's common stock in open market transactions at an aggregate cost of approximately $13.8 million. We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under stock option plans.  We account for treasury stock using the cost method.  At June 30, 2010, 1,604,642 shares remained in treasury stock.

(8)	EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators used in computing earnings per share (in thousands):

	2010	2009	2008

Net income	$4,680	$2,556	$6,536
Basic earnings per share:
Weighted - average number of common shares outstanding	21,888	21,727	22,378
Basic earnings per share	$0.21	$0.12	$0.29
Diluted earnings per share:
Weighted - average number of common shares outstanding	21,888	21,727	22,378
Effect of stock options and other incremental shares	474	407	239
Weighted-average number of common shares outstanding – diluted	22,362	22,134	22,617
Diluted earnings per share	$0.21	$0.12	$0.29

The Company has 245,500 options in fiscal 2010, 1,158,030 options in fiscal 2009, and 1,182,903 options in fiscal 2008 and that could potentially dilute basic earnings per share that were excluded from the EPS calculation as they are antidilutive in the current year.

(9)	COMMITMENTS AND CONTINGENCIES

The Company has outstanding commitments to purchase approximately $9.9 million of revenue equipment at June 30, 2010.

Standby letters of credit, not reflected in the accompanying consolidated financial statements, aggregated approximately $0.2 million at June 30, 2010.  In addition, at June 30, 2010, 340,000 treasury shares were held in a trust as collateral for self-insurance reserves.

The Company has an employment agreement with the Chief Executive Officer providing for minimum combined annual compensation of $700,000 in fiscal 2011.

There are various claims, lawsuits, and pending actions against the Company and its subsidiaries in the normal course of the operation of their businesses with respect to cargo, auto liability, or income taxes.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010, 2009 and 2008

On August 8, 2007, the 384th District Court of the State of Texas situated in El Paso, Texas, rendered a judgment against Celadon Trucking Services, Inc. (“CTSI”) for approximately $3.4 million in the case of Martinez v. Celadon Trucking Services, Inc., which was originally filed on September 4, 2002. The case involves a workers' compensation claim of a former employee of CTSI who suffered a back injury as a result of a traffic accident. CTSI and the Company believe all actions taken were proper and legal and contend that the proper and exclusive place for resolution of this dispute was before the Indiana Workers Compensation Board. In October 2007, CTSI posted an appeal bond and filed an appeal of this decision to the Texas Court of Appeals.  The ATA Litigation Center filed an amicus brief in support of our position with the Texas Court of Appeals.  Oral arguments on this case were held February 18, 2010.  Celadon argued its case before the Texas Court of Appeals and on March 24, 2010, the Texas Court of Appeals reversed the judgment and dismissed Martinez’ suit in its entirety finding that the Indiana Workers Compensation Board had exclusive jurisdiction over this dispute.  Plaintiff has until September 15, 2010 to file a petition to appeal with the Texas Supreme Court in an attempt to reverse the Texas Court of Appeals’ decision.

(10)	INCOME TAXES

The income tax provision for operations in 2010, 2009, and 2008 consisted of the following (in thousands):

	2010	2009	2008
Current:
Federal	$6,843	$753	$(2,246)
State and local	1,107	328	(462)
Foreign	114	(25)	(311)
Total Current	8,064	1,056	(3,019)
Deferred:
Federal	(1,475)	3,445	9,440
State and local	(163)	396	1,788
Foreign	(175)	110	(1,062)
Total Deferred	(1,813)	3,951	10,166
Total	$6,251	$5,007	$7,147

No benefit or expense has been recognized for U.S. federal income taxes on undistributed losses of foreign subsidiaries of approximately $1.6 million, $0.6 million, and $2.5 million at June 30, 2010, 2009 and 2008, respectively, this exception is consistent with ASC 740-30-50-2.  Included in the consolidated income before income taxes is a loss of approximately $1.7 million, $0.5 million,  and $3.9 million from foreign operations in fiscal 2010, 2009 and 2008, respectively.

The Company's income tax expense varies from the statutory federal tax rate of 35% applied to income before income taxes as follows (in thousands):

	2010	2009	2008

Computed "expected" income tax expense	$3,826	$2,647	$4,792
State taxes, net of federal benefit	609	472	862
Non-deductible expenses	1,278	1,535	1,398
Other, net	538	353	95
Actual income tax expense	6,251	$5,007	$7,147

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010, 2009 and 2008

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2010 and 2009 consisted of the following (in thousands):

	2010	2009
Deferred tax assets:
Deferred equity compensation	$2,271	$1,564
Insurance reserves	4,151	3,014
Other	4,040	3,488
Total deferred tax assets	$10,462	$8,066

Deferred tax liabilities:
Property and equipment	$(31,254)	$(32,078)
Goodwill	(4,201)	(3,736)
Capital leases	(2,845)	(1,866)
Other	(1,311)	(1,738)
Total deferred tax liabilities	$(39,611)	$(39,418)

Net current deferred tax assets	$3,593	$2,780
Net non-current deferred tax liabilities	(32,742)	(34,132)
Total net deferred tax liabilities	$(29,149)	$(31,352)

As of June 30, 2010, the Company had operating loss carry-forwards for income tax purposes of $3.0 million, which have expiration dates of 2028 and after.

The company follows ASC Topic 740-10-25 in Accounting for Uncertainty in Income Taxes.  Topic 740-10-25 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As of June 30, 2010 and 2009, the Company recorded a $0.7 million liability for unrecognized tax benefits, a portion of which represents penalties and interest.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010, 2009 and 2008

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

	Fiscal year ended June 30, (Dollars in thousands)
	2010	2009	2008
Total revenues
Transportation	$514,996	$481,810	$556,571
E-Commerce	8,496	8,528	9,324
	523,492	490,338	565,895
Operating income
Transportation	12,184	9,611	17,363
E-Commerce	1,157	1,279	1,435
	13,341	10,890	18,798
Depreciation and amortization
Transportation	29,677	35,205	33,247
E-Commerce	12	16	17
	29,689	35,221	33,264
Interest income
Transportation	(73)	(35)	(106)

Interest expense
Transportation	2,416	3,589	5,028
E-Commerce	---	---	---
	2,416	3,589	5,028
Income before taxes
Transportation	9,330	5,978	12,059
E-Commerce	1,601	1,585	1,624
	10,931	7,563	13,683
Goodwill
Transportation	16,702	16,702	16,702
E-Commerce	2,435	2,435	2,435
	19,137	19,137	19,137
Total assets
Transportation	266,830	262,369	322,080
E-Commerce	10,270	8,630	7,255
	277,100	270,999	329,335

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010, 2009 and 2008

Information as to the Company's operations by geographic area is summarized below (in thousands). The Company allocates total revenue based on the country of origin of the tractor hauling the freight.

	2010	2009	2008
Total revenue:
United States	457,822	$429,418	$477,830
Canada	38,974	35,414	56,320
Mexico	26,696	25,506	31,745
Total	$523,492	$490,338	$565,895

Long lived assets:
United States	$153,434	$169,394	$203,728
Canada	10,624	9,997	11,753
Mexico	9,816	10,051	12,673
Total	$173,874	$189,442	$228,154

No customer accounted for more than 5% of the Company's total revenue during any of its three most recent fiscal years.

 (12)           FAIR VALUE MEASUREMENTS

The Company adopted ASC Topic 820, effective October 1, 2008.  Under this standard, the definition of fair value focuses on the price that would be received to sell an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date.

ASC Topic 820 establishes a fair value hierarchy that prioritizes the valuation approaches, based on reliability of inputs, as follows:

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

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010, 2009 and 2008

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC Topic 820 as of June 30, 2010 (in thousands):

Description	June 30, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:	---	---	---	---
Liabilities:
Foreign Currency Contracts	$192	---	$192	---

The Company pays a fixed contract rate for foreign currency.  The fair value of foreign currency forward contracts is based on the valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.

(13)           RECLASSIFICATIONS AND ADJUSTMENTS

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

(14)           SELECTED QUARTERLY DATA (Unaudited)

Summarized quarterly data for fiscal 2010 and 2009 follows (in thousands except per share amounts):

	Fiscal Year 2010
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

Total revenues	$127,837	$127,234	$129,435	$138,986
Operating expenses	125,120	124,390	127,289	133.352

Operating income	2,717	2,844	2,146	5,634
Other expense, net	733	554	627	497

Income before taxes	1,984	2,290	1,519	5,137
Income tax expense	1,419	1,269	1,153	2,410

Net income	$565	$1,021	$366	2,727

Basic income per share	$0.03	$0.05	$0.02	$0.12
Diluted income per share	$0.03	$0.05	$0.02	$0.12

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010, 2009 and 2008

	Fiscal Year 2009
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

Total revenues	$146,868	$119,646	$106,877	$116,947
Operating expenses	139,917	115,292	108,747	115,492

Operating income	6,951	4,354	(1,870)	1,455
Other expense, net	1,097	1,004	821	405

Income before taxes	5,854	3,350	(2,691)	1,050
Income tax expense	3,085	1,652	(613)	883

Net income	$2,769	$1,698	$(2,078)	$167

Basic income per share	$0.13	$0.08	$(0.10)	$0.01
Diluted income per share	$0.13	$0.08	$(0.10)	$0.01

SCHEDULE II

CELADON GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS

Years ended June 30, 2010, 2009, and 2008

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period

Year ended June 30, 2008:
Allowance for doubtful accounts	$1,176,331	$910,719	$(892,965	)(a)	$1,194,085
Reserves for claims payable as self insurer	$7,121,233	$13,198,369	$10,196,906	(b)	$10,122,696

Year ended June 30, 2009:
Allowance for doubtful accounts	$1,194,085	$94,435	$(229,981	)(a)	$1,058,539
Reserves for claims payable as self insurer	$10,122,696	$12,527,582	$13,161,103	(b)	$9,489,175

Year ended June 30, 2010:
Allowance for doubtful accounts	$1,058,539	$262,575	$58,557	(a)	$1,379,671
Reserves for claims payable as self insurer	$9,489,175	$14,681,377	$12,245,505	(b)	$11,925,047
______________________________________
(a)	Represents accounts receivable net write-offs.
(b)	Represents claims paid.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting or financial disclosure within the last two fiscal years.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us and our consolidated subsidiaries is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of June 30, 2010, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Based on its assessment, management believes that, as of June 30, 2010, our internal control over financial reporting is effective based on those criteria.

Design and Changes in Internal Control over Financial Reporting

The design, monitoring, and revision of the system of internal accounting controls involves, among other things, management's judgments with respect to the relative cost and expected benefits of specific control measures.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of June 30, 2010 has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their attestation report.  See "Financial Statements and Supplementary Data" under Item 8 of this Annual Report for KPMG, LLP's attestation report.

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

Item 10.                 Directors, Executive Officers, and Corporate Governance

The information required by this Item, with the exception of the Code of Ethics disclosure below, is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2010 Annual Meeting of Stockholders.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics was filed as Exhibit 14 to our Annual Report on Form 10-K for the year ended June 30, 2003, filed with the SEC on September 19, 2003.

Item 11.                 Executive Compensation

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2010 Annual Meeting of Stockholders.
Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item, is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2010 Annual Meeting of Stockholders. The following table provides certain information as of June 30, 2010, with respect to our compensation plans and other arrangements under which shares of our common stock are authorized for issuance.

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of June 30, 2010:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,733,097	$9.91	660,577

Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable

Item 13.                 Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2010 Annual Meeting of Stockholders.

Item 14.                 Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2010 Annual Meeting of Stockholders.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules
Page Number of Annual Report on Form 10-K
(a) List of Documents filed as part of this Report

(1) Financial Statements

Report of Independent Registered Public Accounting Firm - KPMG LLP	32

Consolidated Balance Sheets	33

Consolidated Statements of Operations	34

Consolidated Statements of Cash Flows	35

Consolidated Statements of Stockholders' Equity	36

Notes to Consolidated Financial Statements	37

(2) Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts	55

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

10.21
Second Amendment to Credit Agreement dated June 30, 2007 by and among Celadon Group, Inc., Celadon Trucking Services, Inc., Truckers B2B, Inc., and Celadon Logistics Services, Inc., the financial institutions party thereto, and LaSalle Bank National Association.  (Incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q filed with the SEC on January 31, 2008.)

10.22
Third Amendment to Credit Agreement dated January 22, 2008 by and among Celadon Group, Inc., Celadon Trucking Services, Inc., Truckers B2B, Inc., and Celadon Logistics Services, Inc., the financial institutions party thereto, and LaSalle Bank National Association.  (Incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 1, 2008.)

10.23
Fourth Amendment to Credit Agreement dated August 11, 2009 by and among Celadon Group, Inc., Celadon Trucking Services, Inc., Truckers B2B, Inc., and Celadon Logistics Services, Inc., the financial institutions party thereto, and LaSalle Bank National Association. (Incorporated by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q filed with the SEC on October 30, 2009.)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this August 31, 2010.

Celadon Group, Inc.

By:	/s/ Stephen Russell
Stephen Russell Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Russell	Chairman of the Board and	August 31, 2010
Stephen Russell	Chief Executive Officer (Principal Executive Officer)

/s/ Paul A. Will	Vice Chairman of the Board, Chief Financial Officer,	August 31, 2010
Paul A. Will	Treasurer, and Assistant Secretary (Principal Financial and Accounting Officer)

/s/ Michael Miller	Director	August 31, 2010
Michael Miller

/s/ Anthony Heyworth	Director	August 31, 2010
Anthony Heyworth

/s/ Catherine Langham	Director	August 31, 2010
Catherine Langham

EXHIBIT INDEX
Exhibit Number	Description
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

10.21
Second Amendment to Credit Agreement dated June 30, 2007 by and among Celadon Group, Inc., Celadon Trucking Services, Inc., Truckers B2B, Inc., and Celadon Logistics Services, Inc., the financial institutions party thereto, and LaSalle Bank National Association.  (Incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q filed with the SEC on January 31, 2008.)

10.22
Third Amendment to Credit Agreement dated January 22, 2008 by and among Celadon Group, Inc., Celadon Trucking Services, Inc., Truckers B2B, Inc., and Celadon Logistics Services, Inc., the financial institutions party thereto, and LaSalle Bank National Association.  (Incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 1, 2008.)

10.23
Fourth Amendment to Credit Agreement dated August 11, 2009 by and among Celadon Group, Inc., Celadon Trucking Services, Inc., Truckers B2B, Inc., and Celadon Logistics Services, Inc., the financial institutions party thereto, and LaSalle Bank National Association. (Incorporated by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q filed with the SEC on October 30, 2009.)

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