Form 10-Q
period 2010-09-30
CELADON GROUP INC
filed 2010-11-09
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34533

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
Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.(Check one):
Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).
Yes [ ] No [X]

As of October 30, 2010 (the latest practicable date), 22,303,688 shares of the registrant's common stock, par value $0.033 per share, were outstanding.

CELADON GROUP, INC.

Index to

September 30, 2010 Form 10-Q

PART I.             FINANCIAL INFORMATION

Item I.                Financial Statements

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Dollars in thousands except per share amounts)
(Unaudited)

	Three months ended
	September 30,

	2010	2009

REVENUE:
Revenue, before fuel surcharge	$119,470	$110,686
Fuel surcharge revenue	20,819	17,151
Total revenue	140,289	127,837

OPERATING EXPENSES:
Salaries, wages, and employee benefits	38,127	40,005
Fuel	32,271	29,737
Purchased transportation	25,875	18,128
Revenue equipment rentals	7,453	9,376
Operations and maintenance	10,190	8,682
Insurance and claims	4,125	3,945
Depreciation and amortization	7,527	7,997
Cost of products and services sold	1,398	1,632
Communications and utilities	1,108	1,238
Operating taxes and licenses	2,393	2,362
General and other operating	1,741	2,018
Total operating expenses	132,208	125,120

Operating Income	8,081	2,717

Interest expense	463	663
Interest income	(16)	(21)
Other (income) expense, net	(67)	91
Income before income taxes	7,701	1,984
Income tax expense	3,280	1,419
Net income	$4,421	$565

Income per common share:
Diluted	$0.20	$0.03
Basic	$0.20	$0.03

Diluted weighted average shares outstanding	22,556	22,190
Basic weighted average shares outstanding	22,056	21,847

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2010 and June 30, 2010
(Dollars in thousands except par value amounts)

	(unaudited)
	September 30,	June 30,
ASSETS	2010	2010

Current assets:
Cash and cash equivalents	$10,937	$18,844
Trade receivables, net of allowance for doubtful accounts of $1,133 and $1,307 at September 30, 2010 and June 30, 2010, respectively	62,470	63,468
Prepaid expenses and other current assets	18,624	12,310
Tires in service	5,612	5,010
Deferred income taxes	3,443	3,593
Total current assets	101,086	103,225
Property and equipment	229,859	226,169
Less accumulated depreciation and amortization	77,505	74,852
Net property and equipment	152,354	151,317
Tires in service	2,295	1,843
Goodwill	19,137	19,137
Other assets	1,704	1,578
Total assets	$276,576	$277,100

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$6,579	$7,733
Accrued salaries and benefits	11,245	11,472
Accrued insurance and claims	11,170	10,967
Accrued fuel expense	8,394	11,263
Other accrued expenses	15,064	12,209
Current maturities of long-term debt	257	336
Current maturities of capital lease obligations	12,913	15,350
Income taxes payable	4,730	2,950
Total current liabilities	70,352	72,280
Long-term debt, net of current maturities	---	44
Capital lease obligations, net of current maturities	14,522	19,861
Deferred income taxes	32,704	32,742
Total liabilities	117,578	124,927
Stockholders' equity:
Common stock, $0.033 par value, authorized 40,000 shares; issued 23,799 and 23,872 shares at September 30, 2010 and June 30, 2010, respectively	785	788
Treasury stock at cost; 1,495 and 1,604 shares at September 30, 2010 and June 30, 2010, respectively	(10,307)	(11,064)
Additional paid-in capital	98,581	98,640
Retained earnings	72,055	67,635
Accumulated other comprehensive loss	(2,116)	(3,826)
Total stockholders' equity	158,998	152,173
Total liabilities and stockholders' equity	$276,576	$277,100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
(Unaudited)

	Three months ended
	September 30,
	2010	2009

Cash flows from operating activities:
Net income	$4,421	$565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,529	7,561
(Gain)\Loss on sale of equipment	25	436
Stock based compensation	557	1,061
Deferred income taxes	(491)	(1,143)
Provision for doubtful accounts	95	133
Changes in assets and liabilities:
Trade receivables	977	(5,072)
Income tax receivable/payable	1,763	1,246
Tires in service	(1,047)	(639)
Prepaid expenses and other current assets	(6,241)	1,648
Other assets	(104)	221
Accounts payable and accrued expenses	1,338	2,937
Net cash provided by operating activities	8,822	8,954

Cash flows from investing activities:
Purchase of property and equipment	(16,285)	(11,718)
Proceeds on sale of property and equipment	8,170	4,256
Net cash used in investing activities	(8,115)	(7,462)

Cash flows from financing activities:
(Payments)Borrowings on long-term debt	(122)	1,071
Principal payments under capital lease obligations	(7,776)	(1,667)
Proceeds from issuance of common stock	90	---
Net cash used in financing activities	(7,808)	(596)
Effect of exchange rates on cash and cash equivalents	(806)	158
Increase (decrease) in cash and cash equivalents	(7,907)	1,054
Cash and cash equivalents at beginning of period	18,844	863
Cash and cash equivalents at end of period	$10,937	$1,917
Supplemental disclosure of cash flow information:
Interest paid	$499	$740
Income taxes paid	$1,917	$1,355

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

1.           Basis of Presentation

References in this Report on Form 10-Q to “we,” “us,” “our,” “Celadon,” or the “Company” or similar terms refer to Celadon Group, Inc. and its consolidated subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated unaudited financial statements of Celadon Group, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America and Regulation S-X, instructions to Form 10-Q, and other relevant rules and regulations of the Securities and Exchange Commission (the “SEC”), as applicable to the preparation and presentation of interim financial information. Certain information and footnote disclosures have been omitted or condensed pursuant to such rules and regulations. We believe all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations in interim periods are not necessarily indicative of results for a full year. These condensed consolidated unaudited financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2010.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

2.           Earnings Per Share (in thousands, except per share data)

A reconciliation of the basic and diluted earnings per share is as follows:

	Three months ended
	September 30,
	2010	2009

Weighted average common shares outstanding – basic	22,056	21,847
Dilutive effect of stock options and unvested restricted stock units	500	343
Weighted Average common shares outstanding – diluted	22,556	22,190

Net income attributable to Celadon	$4,421	$565
Earnings per common share
Basic	$0.20	$0.03
Diluted	$0.20	$0.03

Certain shares of common stock were excluded from the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive. A summary of those options follows:

	Three months ended
	September 30,
	2010	2009

Number of anti-dilutive shares	245	536

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

3.           Stock Based Compensation

The following table summarizes the components of our share based compensation program expense (in thousands):

	For three months ended
	September 30,
	2010	2009

Stock compensation expense for options, net of forfeitures	215	320
Stock compensation for restricted stock, net of forfeitures	390	342
Stock compensation (income) expense for stock appreciation rights, net of forfeitures	(48)	399
Total stock compensation expense	$557	$1,061

As of September 30, 2010, we have approximately $1.6 million of unrecognized compensation cost related to unvested options granted under the 2006 Plan. This cost is expected to be recognized over a weighted-average period of 1.3 years and a total period of 3.3 years. We also have approximately $3.0 million of unrecognized compensation expense related to restricted stock awards, which is anticipated to be recognized over a weighted-average period of 2.9 years and a total period of 3.3 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model that uses the following assumptions:

●	Dividend yield – the dividend yield is based on our historical experience and future expectation of dividend payouts.
●
Expected volatility – we analyzed the volatility of our stock using historical data for three or four years through the end of the most recent period to estimate the expected volatility, as the historical data mirrors the vesting terms of the respective option.

●
Risk-free interest rate – the risk-free interest rate assumption is based on U.S. Treasury securities at a constant maturity with a maturity period that most closely resembles the expected term of the stock option award.

●
Expected terms – the expected terms of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and has been determined based on an analysis of historical exercise behavior from 1995 through the end of the most recent period.

No grants were issued in the three months ended September 30, 2010 or 2009.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

A summary of the award activity of the Company’s stock option plans as of September 30, 2010, and changes during the period then ended is presented below:

Options	Option Totals	Weighted-Average Exercise Price per Share

Outstanding at July 1, 2010	1,506,967	$9.91
Granted	---	---
Exercised	(37,000)	$2.45
Forfeited or expired	(1,500)	$10.90
Outstanding at September 30, 2010	1,468,467	$10.10
Exercisable at September 30, 2010	913,969	$10.65

A summary of the restricted stock award activity under the 2006 Plan as of September 30, 2010, and changes during the three-month period is presented below:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value

Unvested at July 1, 2010	340,692	$10.80
Granted	---	---
Vested and Issued	(72,764)	$11.75
Forfeited	(333)	$11.89
Outstanding at September 30, 2010	267,595	$9.85

The fair value of each restricted stock award is based on the closing market price on the date of grant.

The company had 144,844 outstanding stock appreciation rights as of June 30, 2010 and September 30, 2010, respectively. These stock appreciation rights were granted at a fair value market price of $8.64 based on the closing market price on the date of the grant.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

4.           Segment Information

We have two reportable segments comprised of an asset-based segment and an asset-light-based segment. Our asset-based segment includes our asset based dry van carrier and rail services, which are geographically diversified but have similar economic and other relevant characteristics, as they all provide truckload carrier services of general commodities to a similar class of customers. Our asset-light based segment consists of our TruckersB2B, warehousing, brokerage, and less-than-load (“LTL”) operations, which we have determined qualifies as a reportable segment under ASC 280-10 Segment Reporting.  In prior reporting periods we had two reportable segments comprised of a transportation segment, consisting of revenue from all truckload-hauling services, and an ecommerce segment, consisting of revenues from our subsidiary TruckersB2B.

	Operating Revenues
	Three Months Ended
	September 30,
	2010	2009

Asset Based	$129,461	$119,018
Asset-light Based	10,828	8,819
Total	$140,289	$127,837

	Operating Income
	Three Months Ended
	September 30,
	2010	2009

Asset Based	$7,269	$2,013
Asset-light Based	812	704
Total	$8,081	$2,717

Information as to the Company's operating revenue by geographic area is summarized below (in thousands).The Company allocates operating revenue based on country of origin of the tractor hauling the freight:

	Operating Revenue
	Three Months Ended
	September 30,
	2010	2009

United States	$123,098	$111,856
Canada	$10,161	$9,960
Mexico	$7,030	$6,021
Consolidated	$140,289	$127,837

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

5.           Comprehensive Income

Comprehensive income includes changes in fair value on foreign currency and fuel derivatives, which qualified for hedge accounting. A reconciliation of net income and comprehensive income follows (in thousands):

	Three months ended
	September 30,
	2010	2009

Net income	$4,421	$565
Unrealized gain on fuel derivative instruments	860	---
Unrealized gain on currency derivative instruments	306	---
Foreign currency translation adjustments	543	664

Comprehensive income	$6,130	$1,229

6.           Income Taxes

Our effective income tax rate was 42.6% for the three-month period ended September 30, 2010, compared with 71.5% for the three-month period ended September 30, 2009. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense and the ultimate outcome of tax audits. The fiscal 2011 effective income tax rate reflects changes in estimates of state income taxes and nontaxable and nondeductible items as they relate to expected annual income.

The Company follows ASC Topic 740-10-25 in Accounting for Uncertainty in Income Taxes. Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of September 30, 2010, the Company recorded a $0.7 million liability for unrecognized tax benefits, a portion of which represents penalties and interest.

As of September 30, 2010, we are subject to U.S. Federal income tax examinations for the tax years 2007 through 2009. We file tax returns in numerous state jurisdictions with varying statutes of limitations.

7.           Commitments and Contingencies

We are involved in certain claims and pending litigation arising from the normal conduct of business. Based on our present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, results of operations or our liquidity.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

On August 8, 2007, the 384th District Court of the State of Texas situated in El Paso, Texas, rendered a judgment against CTSI, for approximately $3.4 million in the case of Martinez v. Celadon Trucking Services, Inc., which was originally filed on September 4, 2002. The case involves a workers' compensation claim of a former employee of CTSI who suffered a back injury as a result of a traffic accident. CTSI and the Company believe all actions taken were proper and legal and contend that the proper and exclusive place for resolution of this dispute was before the Indiana Workers' Compensation Board. In October 2007, CTSI posted an appeal bond and filed an appeal of this decision to the Texas Court of Appeals. The ATA Litigation Center filed an amicus brief in support of our position with the Texas Court of Appeals. Oral arguments on this case were held February 18, 2010. Celadon argued its case before the Texas Court of Appeals and on March 24, 2010, the Texas Court of Appeals reversed the judgment and dismissed Martinez’ suit in its entirety finding that the Indiana Workers Compensation Board had exclusive jurisdiction over this dispute.  The Plaintiff filed a petition to appeal with the Texas Supreme Court in an attempt to reverse the Texas Court of Appeals’ decision by the extended deadline to file an appeal granted to them of October 15, 2010.  The Texas Supreme Court has not yet made a decision on whether they will accept the appeal or dismiss it.

8.           Fair Value Measurements

Effective January 1, 2009, we adopted ASC 820-10 Fair Value Measurements and Disclosure for non-recurring fair value measurements of non-financial assets and liabilities. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard establishes a three-level hierarchy for fair value measurements based upon the significant inputs used to determine fair value. Observable inputs are those which are obtained from marked participants external to the Company while unobservable inputs are generally developed internally, utilizing management’s estimates assumptions, and specific knowledge of the nature of the assets or liabilities and related markets. The three levels are defined as follows:

Level 1 – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc), and inputs that are derived principally from or corroborated by observable market data correlation or other means (market corroborated inputs).

Level 3 – Unobservable inputs, only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of September 30, 2010 and June 30, 2010.

			Level 1		Level 2		Level 3
	Balance	Balance	Balance	Balance	Balance	Balance	Balance	Balance
	at	at	at	at	at	at	at	at
	September	June	September	June	September	June	September	June
	30,	30,	30,	30,	30,	30,	30,	30,
	2010	2010	2010	2010	2010	2010	2010	2010

Foreign currency derivatives	184	(192)	---	---	184	(192)	---	---

Fuel derivatives	1,382	---	---	---	1,382	---	---	---

9.           Company Share Repurchase Programs

On August 25, 2010, our Board of Directors unanimously authorized the repurchase of up to 2,000,000 shares of our common stock. The repurchase authorization is intended to afford us the flexibility to acquire shares opportunistically in future periods and does not indicate any intention to repurchase any particular number of shares within a definite timeframe. Any repurchases would be effected based upon share prices and market conditions. Under our share repurchase program, repurchased shares are constructively retired and returned to unissued status. As of September 30, 2010, we have not made any repurchases under this authorization.

10.           Fuel Derivatives

In the Company’s day to day business activities we are exposed to certain market risks, including the effects of changes in fuel prices.  The company continually reviews new ways to reduce the potentially adverse effects that the volatility of fuel markets may have on operating results.  In an effort to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, the company has begun to enter into futures contracts.  These instruments will be heating oil futures contracts as the related index, New York Mercantile Exchange ("NYMEX"), generally exhibits high correlation with the changes in the dollars of the forecasted purchase of diesel fuel. The Company does not engage in speculative transactions, nor does it hold or issue financial instruments for trading purposes.

In July 2010, we entered into futures contracts, which pertain to 4.5 million gallons (350,000 gallons per month) or approximately 10% of our monthly projected fuel requirements thru July 2011.  Additionally, in August 2010 the Company entered into additional contracts to hedge approximately 3.2 million gallons (276,000 gallons per month) thru September 2011 or approximately 8% of our monthly projected 2011 fuel requirements. Under these contracts, we pay a fixed rate per gallon of heating oil and receive the monthly average price of New York heating oil per the NYMEX. The Company has done retrospective and prospective regression analyses that showed the changes in the prices of diesel fuel and heating oil were deemed to be highly effective based on the relevant authoritative guidance.  Accordingly, we have designated the respective hedges as cash flow hedges.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly.  If our analysis shows that the derivatives are not highly effective as hedges, we will discontinue hedge accounting for the period and prospectively recognize changes in the fair value of the derivative being recognized through earnings.  As a result of our effectiveness assessment at inception and at September 30, 2010, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

We recognize all derivative instruments at fair value on our consolidated condensed balance sheets in other assets or other accrued expenses.  The Company's derivative instruments are designated as cash flow hedges, thus the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income and will be reclassified into earnings in the same period during which the hedged transactions affect earnings.  The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item.  To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in other  income or expense on our consolidated condensed statements of operations.  The ineffective portion of the hedge was immaterial and therefore not recognized through earnings.

Based on the amounts in accumulated other comprehensive income as of September 30, 2010 and the expected timing of the purchases of the diesel hedged, we expect to reclassify $1.4 million of gains on derivative instruments from accumulated other comprehensive income to the statement of income, as an offset to fuel expense, during the next twelve months due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the companies with which we have these agreements.  Our credit exposure related to these financial instruments is represented by the fair value of contracts reported as assets.  To evaluate credit risk, we review each counterparty's audited financial statements and credit ratings and obtain references.  Any credit valuation adjustments deemed necessary have been reflected in the fair value of the instrument.

11.           Recent Accounting Pronouncements

On January 21, 2010, FASB issued ASU 2010-06, which amends Accounting Standards Codification (“ASC”) ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The Accounting Standards Update (“ASU”) also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, the ASU amends guidance on employers’ disclosures about post-retirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The partial adoption of this ASU had no material impact on our fair value measurement disclosure as of September 30, 2010. We do not believe that the full adoption of ASU 2010-06, with respect to the Level 3 roll forward, will have a material impact on our fair value measurement disclosures.

In December 2009, FASB issued ASU 2009-17. This ASU amends FASB Accounting Standards Codification (ASC810-10) of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) issued June 2009. The amendments in this ASU replace the quantitative-based risk and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this ASU also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to readers of financial statements. We adopted ASC810-10 on July 1, 2010. The adoption of this ASC has no material impact on our consolidated financial statements.

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

Business Overview

We are one of North America's twenty largest truckload carriers as measured by revenue. We generated $523.5 million in operating revenue during our fiscal year ended June 30, 2010. We provide asset-based dry van truckload carrier and rail services and asset-light based services including brokerage services, less-than-truckload (LTL), warehousing, and TruckersB2B (a marketing business that affords fleets volume purchasing power). Through our asset and asset-light services, we are able to transport or arrange for transportation throughout the United States, Canada, and Mexico.

We generated approximately one-half of our revenue in fiscal 2010 from international movements, and we believe our annual border crossings make us the largest provider of international truckload movements in North America. We believe that our strategically located terminals and experience with the language, culture, and border crossing requirements of each North American country provide a competitive advantage in the international trucking marketplace.

We believe our international operations, particularly those involving Mexico, offer an attractive business niche. The additional complexity of and need to establish cross-border business partners and to develop strong organization and adequate infrastructure in Mexico affords some barriers to competition that are not present in traditional U.S. truckload services.

Recent Results of Operations

Our results of operations for the quarter ended September 30, 2010, compared to the same period in 2009 are:

●	Revenue, before fuel surcharge, increased 8.0% to $119.5 million from $110.7 million;
●	Net income increased to $4.4 million from $0.6 million; and
●	Net income per diluted share increased to $0.20 from $0.03.

Our key performance indicators have been improving since the December 2009 quarter. In the September 2010 quarter, average revenue per tractor per week increased 7.7% and average miles per tractor improved 1.2% from the September 2009 quarter. Average revenue per total mile increased 6.5% and average revenue per loaded mile increased 7.5% from the September 2009 quarter. The average length of haul increased 6.0% to 913 miles from 861 miles in the same period last year. We believe that we are making progress improving our freight mix and contract pricing.

Our fleet size decreased slightly to 3,062 tractors in the quarter ended September 30, 2010, compared to 3,221 tractors for the same period a year ago. The net change of 159 units is comprised of a 115-unit increase in independent contractor tractors, offset by a 274-unit decrease in company tractors. The number of tractors operated by independent contractors increased 36.3% from a year ago, and now represents 14.1% of our total fleet.

Cost controls continued to positively impact results. Our consolidated operating ratio, net of fuel surcharge (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge), was 93.2% for the quarter ended September 30, 2010, compared to 97.5% for the same period a year ago. In the quarter, salaries, wages and employee benefit expense and fuel expense (net of fuel surcharge) were lower compared to the September 30, 2009 quarter. Those decreases were partially offset by higher purchased transportation primarily associated with growth in our independent contractor fleet.

Revenue and Expenses

We primarily generate revenue by transporting freight for our customers. Generally, we are paid a predetermined rate per mile or per load for our services. We enhance our revenue by charging for tractor and trailer detention, loading and unloading activities, brokerage operations, and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel. The main factors that affect our revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, and the number of miles we generate with our equipment. These factors relate to, among other things, the general level of economic activity in the United States, inventory levels, specific customer demand, the level of capacity in the trucking industry, and driver availability.

The main factors that impact our profitability in terms of expenses are the variable costs of transporting freight for our customers. These costs include fuel expense, driver-related expenses, such as wages, benefits, training and recruitment, and independent contractor and third party carrier costs, which are recorded on the “Purchased Transportation” line of our consolidated statements of income. Expenses that have both fixed and variable components include maintenance, insurance, and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. Our main fixed costs are the acquisition and depreciation of long-term assets, such as revenue equipment and the compensation of non-driver personnel. Effectively controlling our expenses and managing our net cost of revenue equipment acquisitions and dispositions, including any related gains or losses, are important elements of assuring our profitability. We evaluate our profitability using operating ratio, excluding the impact of fuel surcharge revenue (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge), and income before income taxes, which eliminates shifting operating lease expenses “above the line” from interest expense on owned or capital leased equipment.

Results of Operations

The following table sets forth the percentage relationship of expense items to revenue before fuel surcharge for the periods indicated:

	For the three months ended
	September 30,
	2010	2009
Revenue before fuel surcharge(1)	100.0%	100.0%

Operating expenses:
Salaries, wages, and employee benefits	31.9%	36.1%
Fuel(1)	9.6%	11.4%
Purchased transportation	21.7%	16.4%
Revenue equipment rentals	6.2%	8.5%
Operations and maintenance	8.5%	7.8%
Insurance and claims	3.5%	3.6%
Depreciation and amortization	6.3%	7.2%
Cost of products and services sold	1.2%	1.5%
Communications and utilities	0.9%	1.1%
Operating taxes and licenses	2.0%	2.1%
General and other operating	1.4%	1.8%
Total operating expenses	93.2%	97.5%

Operating income	6.8%	2.5%

Other expense:
Interest expense	0.4%	0.7%

Income before income taxes	6.4%	1.8%
Provision for income taxes	2.7%	1.3%

Net income	3.7%	0.5%

(1)
Revenue before fuel surcharge is total revenue less fuel surcharges. In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense. Fuel surcharges were $20.8 million and $17.2 million for the first quarter of fiscal 2011 and 2010, respectively.

Comparison of Three Months Ended September 30, 2010 to Three Months Ended September 30, 2009

Total revenue increased by $12.5 million, or 9.8%, to $140.3 million for the first quarter of fiscal 2011, from $127.8 million for the first quarter of fiscal 2010. Revenue before fuel surcharge increased by $8.8 million, or 8.0%, to $119.5 million for the first quarter of fiscal 2011, from $110.7 million for the first quarter of fiscal 2010. This increase was primarily attributable to revenue per loaded mile increasing to $1.471 for the first quarter of fiscal 2011 from $1.407 for the first quarter of fiscal 2010 offset by a slight decrease in loaded miles to 65.3 million for the first quarter of fiscal 2011 from 66.1 million in the first quarter of fiscal 2010. This increase in revenue was the result of a shortage of capacity in our industry and rate increases we were able to implement given the favorable switch in capacity and demand in the industry. This combination of factors resulted in a market increase in average revenue per tractor per week, which is our primary measure of asset productivity, to $2,637 in the first quarter of fiscal 2011, from $2,495 for the first quarter of fiscal 2010.

Fuel surcharge revenue increased to $20.8 million in the first quarter of fiscal 2011 from $17.2 million for the first quarter of fiscal 2010.

In discussing our results of operations, we use revenue before fuel surcharge and fuel, net of fuel surcharge, because we believe that eliminating the impact of the sometimes volatile source of revenue affords more consistent basis for comparing our results of operations from period to period.

Salaries, wages, and employee benefits were $38.1 million, or 31.9% of revenue before fuel surcharge (“revenue”), for the first quarter of fiscal 2011, compared to $40.0 million, or 36.1% of revenue, for the first quarter of fiscal 2010.  These decreases were the result of a decrease in driver payroll related to a decrease in company miles, a decrease in stock compensation related expenses, and a decrease in medical benefits expense.

Fuel expenses decreased to $11.5 million, or 9.6% of revenue, for the first quarter of fiscal 2011, compared to $12.6 million, or 11.4% of revenue, for the first quarter of fiscal 2010. These decreases were primarily attributable to a decrease in total miles offset by the average fuel price increasing to $2.55 per gallon in the first quarter of fiscal 2011, compared to $2.32 per gallon in the first quarter of fiscal 2010. We expect that our continued efforts to reduce idling and operate more fuel-efficient tractors will continue to have a positive impact on our miles per gallon; however, we expect this positive impact to be partially offset by lower fuel economy on EPA-mandated new engines and use of more costly ultra-low sulfur diesel fuel.

Purchased transportation increased to $25.9 million, or 21.7% of revenue, for the first quarter of fiscal 2011, from $18.1 million, or 16.4% of revenue, for the first quarter of fiscal 2010. These increases are primarily related to an increase in independent contractor miles to 13.1 million in the first quarter of fiscal 2011 compared to 8.3 million miles in the first quarter of fiscal 2010. Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile. We expect purchased transportation to increase as we increase the number of independent contractors in our fleet and continue to increase our purchased transportation for brokerage and intermodal transportation.

Revenue equipment rentals decreased to $7.5 million, or 6.2% of revenue, for the first quarter of fiscal 2011, compared to $9.4 million, or 8.5% of revenue, for the first quarter of fiscal 2010. These decreases were attributable to a decrease in the number of tractors and trailers financed under operating leases. At September 30, 2010, 1,668 tractors, or 63.5% of our company tractors, were held under operating leases, compared to 1,824 tractors, or 62.8% of our company tractors, at September 30, 2009. We expect our revenue equipment rental to decrease as a percentage of freight revenue going forward.

Operations and maintenance increased to $10.2 million, or 8.5% of revenue, for the first quarter of fiscal 2011, from $8.7 million, or 7.8% of revenue, for the first quarter of fiscal 2010. Operations and maintenance consist of direct operating expense, maintenance, and tire expense. These increases in the first quarter of fiscal 2011 are primarily related to increases in costs associated with tire expense, tractor maintenance, decreased warranty recovery and physical damage expenses compared to the first quarter of fiscal 2010.  We expect our operations and maintenance expense to trend back down towards historical levels going forward, subject to winter weather conditions that may impact these expenses.

Insurance and claims expense increased to $4.1 million, or 3.5% of revenue, for the first quarter of fiscal 2011, from $3.9 million, or 3.6% of revenue, for the first quarter of fiscal 2010. Insurance consists of premiums for liability, physical damage, cargo damage, and workers' compensation insurance, in addition to claims expense. These increases resulted primarily from increases in liability and workers' compensation claims expense offset by a decrease in cargo claims expense. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume. Insurance and claims expense will vary based primarily on the frequency and severity of claims, the level of self-retention, and the premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased to $7.5 million, or 6.3% of revenue, for the first quarter of fiscal 2011, compared to $8.0 million, or 7.2% of revenue, for the first quarter of fiscal 2010. These decreases were primarily attributable to decreased tractor depreciation, related to a net decrease of tractors in our owned fleet as compared to the first quarter of fiscal 2010. This decrease included a reduction in losses on sale of equipment, which include expenses to prepare the equipment for sale, whereas there were no gains or losses in the 2011 fiscal quarter. Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses. Accordingly, we have not provided a detailed discussion of such expenses.

Income taxes increased to $3.3 million, with an effective tax rate of 42.6%, for the first quarter of fiscal 2011, from $1.4 million, with an effective tax rate of 71.5%, for the first quarter of fiscal 2010. As pre-tax net income increases, our non-deductible expenses, such as per diem expense, have a lesser impact on our effective rate.

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

At September 30, 2010, we were authorized to borrow up to $40.0 million under a revolving line of credit, which is supported by a credit agreement with a group of banks and expires January 23, 2013. The applicable interest rate under this agreement is based on either a base rate equal to the greater of the federal funds rate plus an applicable margin between 0.75% and 1.50% and the administrative agent’s prime rate or LIBOR plus an applicable margin between 2.25% and 3.00% that is adjusted quarterly on cash flow coverage.  At September 30, 2010, we had no outstanding borrowings related to our credit facility and $0.5 million utilized for letters of credit. We are obligated to comply with certain financial covenants under our credit agreement and we were in compliance with these covenants at September 30, 2010.

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

Cash Flows

Net cash provided by operations for the three months ended September 30, 2010 was $8.8 million, compared to cash provided by operations of $9.0 million for the three months ended September 30, 2009. Cash provided by operations decreased due to an increase in prepaid expenses offset by an increase in net income and a decrease in trade receivables.

Net cash used in investing activities was $8.1 million for the three months ended September 30, 2010, compared to net cash used in investing activities of $7.5 million for the three months ended September 30, 2009. Cash used in investing activities includes the net cash effect of acquisitions and dispositions of revenue equipment during each period. Capital expenditures for equipment totaled $16.3 million for the three months ended September 30, 2010, and $11.7 million for the three months ended September 30, 2009. We generated proceeds from the sale of property and equipment of $8.2 million and $4.3 million for the three months ended September 30, 2010, and September 30, 2009, respectively.

Net cash used in financing activities was $7.8 million for the three months ended September 30, 2010, compared to $0.6 million for the three months ended September 30, 2009. The increase in cash used for financing activities was primarily due to an increase in payments of capital lease obligations. Financing activity represents borrowings (new borrowings, net of repayment) and payments of the principal component of capital lease obligations.

Contractual Obligations

As of September 30, 2010, our operating leases, capitalized leases, other debts, and future commitments have stated maturities or minimum annual payments as follows:

	Annual Cash Requirements
	As of September 30, 2010
	(in thousands)
	Payments Due by Period
		Less			More
		than	1-3	3-5	than
	Total	1 year	years	Years	5 years

Operating leases	$82,282	$33,227	$36,329	$7,286	$5,440
Lease residual value guarantees	82,515	13,106	53,645	14,463	1,301
Capital leases(1)	28,754	13,871	14,883	---	---
Long-term debt(1)	267	267	---	---	---
Sub total	$193,818	$60,471	$104,857	$21,749	$6,741

Employment and consulting agreements(2)	$700	$700	---	---	---
Standby letters of credit	513	513	---	---	---

Total	$195,031	$61,684	$104,857	$21,749	$6,741

(1)	Includes interest
(2)
The amounts reflected in the table do not include amounts that could become payable to our Chief Executive Officer and Chief Operating Officer under certain circumstances if their employment by the Company is terminated.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for our revenue equipment. Our operating leases include some under which we do not guarantee the value of the asset at the end of the lease term ("walk-away leases") and some under which we do guarantee the value of the asset at the end of the lease term ("residual value"). Therefore, we are subject to the risk that equipment value may decline, in which case we would suffer a loss upon disposition and be required to make cash payments because of the residual value guarantees. We were obligated for residual value guarantees related to operating leases of $82.5 million at September 30, 2010, compared to $78.6 million at September 30, 2009. We believe that any residual payment obligations will be satisfied by the value of the related equipment at the end of the lease. To the extent, the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We anticipate that going forward we will use a combination of cash generated from operations and operating leases to finance tractor purchases and operating leases to finance trailer purchases.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America require that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes. Management bases it estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that affect, or could affect our financial statements materially and involve a significant level of judgment by management. The accounting policies we deem most critical to use include revenue recognition, allowance for doubtful accounts, depreciation, claims accrual, and accounting for income taxes. There have been no significant changes to our critical accounting policies and estimates during the three months ended September 30, 2010, compared to those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” included in our 2010 Annual Report on Form 10-K.

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

Interest Rate Risk. We are exposed to interest rate risk principally from our primary credit facility. At September 30, 2010, we did not have any debt outstanding related to our credit facility and therefore had no market risk related to debt.

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

Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third party transactions. At September 30, 2010, we had outstanding foreign exchange derivative contracts in notional amounts of $12.1 million with a fair value of these contracts approximately $0.2 million more than the original contract value. Derivative gains/(losses), initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.

Assuming revenue and expenses for our Canadian operations identical to that in the first quarter of fiscal 2011 (both in terms of amount and currency mix), we estimate that a $0.01 decrease in the Canadian dollar exchange rate would reduce our annual net income by approximately $39,000. Also, we estimate that a $0.01 decrease in the Mexican peso exchange rate would reduce our annual net income by approximately $34,000.

Commodity Price Risk. Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability. Fuel is subject to economic, political, and market factors that are outside of our control. We believe fuel surcharges are effective at mitigating most, but not all, of the risk of high fuel price because we do not recover the full amount of fuel price increases. In July 2010, we entered into contracts to hedge up to 0.6 million gallons per month for up to one year. At September 30, 2010, we had outstanding contracts in place for a notional amount of $13.6 million with a fair value of these contracts approximately $1.4 million more than the original contract value. Derivative gains/(losses), initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.

Item 4.                      Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company has carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of the Company's management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. There were no changes in the Company's internal control over financial reporting that occurred during the first quarter of fiscal 2011 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's principal executive and principal financial officer as appropriate, to allow timely decisions regarding disclosures.

The Company has confidence in its disclosure controls and procedures. Nevertheless, the Company's management, including the principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors or intentional fraud. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

On August 8, 2007, the 384th District Court of the State of Texas situated in El Paso, Texas, rendered a judgment against CTSI, for approximately $3.4 million in the case of Martinez v. Celadon Trucking Services, Inc., which was originally filed on September 4, 2002. The case involves a workers' compensation claim of a former employee of CTSI who suffered a back injury as a result of a traffic accident. CTSI and the Company believe all actions taken were proper and legal and contend that the proper and exclusive place for resolution of this dispute was before the Indiana Workers' Compensation Board. In October 2007, CTSI posted an appeal bond and filed an appeal of this decision to the Texas Court of Appeals. The ATA Litigation Center filed an amicus brief in support of our position with the Texas Court of Appeals. Oral arguments on this case were held February 18, 2010. Celadon argued its case before the Texas Court of Appeals and on March 24, 2010, the Texas Court of Appeals reversed the judgment and dismissed Martinez’ suit in its entirety finding that the Indiana Workers Compensation Board had exclusive jurisdiction over this dispute.  The Plaintiff filed a petition to appeal with the Texas Supreme Court in an attempt to reverse the Texas Court of Appeals’ decision by the extended deadline to file granted to them of October 15, 2010.  The Texas Supreme Court has not yet made a decision on whether they will accept the appeal or dismiss it.

Item 1A.                 Risk Factors

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Annual Report on Form 10-K for the year ended June 30, 2010, in the section entitled Item 1A. Risk Factors, describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

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

4.2	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K filed with the SEC on July 3, 2006.)
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer.*
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by William Meek, the Company's Principal Financial Officer.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by William Meek, the Company's Principal Financial Officer.*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Celadon Group, Inc. (Registrant)

/s/ Stephen Russell
Stephen Russell
Chief Executive Officer

/s/ William E. Meek
William E. Meek
Principal Financial Officer, Vice President, and Treasurer

/s/ Bart Middleton
Bart Middleton
Principal Accounting Officer and Vice President

Date: November 9, 2010

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

4.2	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K filed with the SEC on July 3, 2006.)
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer.*
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by William Meek, the Company's Principal Financial Officer.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by William Meek, the Company's Principal Financial Officer.*

* Filed herewith