Form 10-Q
period 2010-12-31
CELADON GROUP INC
filed 2011-02-01
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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
Yes [ ] No [X]

As of January 31, 2011 (the latest practicable date), 22,453,518 shares of the registrant's common stock, par value $0.033 per share, were outstanding.

CELADON GROUP, INC.

Index to

December 31, 2010 Form 10-Q

PART I.               FINANCIAL INFORMATION

Item I.                  Financial Statements

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Dollars in thousands except per share amounts)
(Unaudited)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2010	2009	2010	2009

REVENUE:
Revenue, before fuel surcharge	$111,553	$109,090	$231,023	$219,776
Fuel surcharge revenue	21,578	18,144	42,397	35,295
Total revenue	133,131	127,234	273,420	255,071

OPERATING EXPENSES:
Salaries, wages, and employee benefits	37,574	38,587	75,701	78,592
Fuel	30,931	30,393	63,202	60,130
Purchased transportation	25,426	20,103	51,300	38,231
Revenue equipment rentals	6,728	8,505	14,277	17,850
Operations and maintenance	10,050	9,155	20,143	17,868
Insurance and claims	3,468	3,406	7,593	7,352
Depreciation and amortization	6,769	7,426	14,296	15,422
Cost of products and services sold	1,350	1,570	2,748	3,202
Communications and utilities	1,062	1,206	2,169	2,444
Operating taxes and licenses	2,432	2,398	4,825	4,759
General and other operating	1,705	1,641	3,449	3,660
Total operating expenses	127,495	124,390	259,703	249,510

Operating income	5,636	2,844	13,717	5,561

Interest expense	565	558	1,027	1,221
Interest income	(15)	(17)	(31)	(38)
Other (income) expense, net	(79)	13	(146)	103
Income before income taxes	5,165	2,290	12,867	4,275
Income tax expense	2,307	1,269	5,588	2,688
Net income	2,858	1,021	7,279	$1,587

Income per common share:
Diluted	$0.13	$0.05	$0.32	$0.07
Basic	$0.13	$0.05	$0.33	$0.07

Diluted weighted average shares outstanding	22,569	22,217	22,563	22,203
Basic weighted average shares outstanding	22,051	21,867	22,054	21,857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2010 and June 30, 2010
(Dollars in thousands except par value amounts)

	(unaudited)
	December 31,	June 30,
ASSETS	2010	2010

Current assets:
Cash and cash equivalents	$11,142	$18,844
Trade receivables, net of allowance for doubtful accounts of $1,139 and $1,307 at December 31, 2010 and June 30, 2010, respectively	56,698	63,468
Prepaid expenses and other current assets	16,664	12,310
Tires in service	5,797	5,010
Deferred income taxes	3,416	3,593
Total current assets	93,717	103,225
Property and equipment	231,459	226,169
Less accumulated depreciation and amortization	80,568	74,852
Net property and equipment	150,891	151,317
Tires in service	2,349	1,843
Goodwill	19,137	19,137
Other assets	1,683	1,578
Total assets	$267,777	$277,100

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$6,116	$7,733
Accrued salaries and benefits	11,207	11,472
Accrued insurance and claims	11,180	10,967
Accrued fuel expense	8,151	11,263
Other accrued expenses	14,892	12,209
Current maturities of long-term debt	176	336
Current maturities of capital lease obligations	10,827	15,350
Income taxes payable	1,319	2,950
Total current liabilities	63,868	72,280
Long-term debt, net of current maturities	---	44
Capital lease obligations, net of current maturities	8,065	19,861
Deferred income taxes	32,451	32,742
Total liabilities	104,384	124,927
Stockholders' equity:
Common stock, $0.033 par value, authorized 40,000 shares; issued 23,836 and 23,872 shares at December 31, 2010 and June 30, 2010, respectively	787	788
Treasury stock at cost; 1,471 and 1,605 shares at December 31, 2010 and June 30, 2010, respectively	(10,142)	(11,064)
Additional paid-in capital	99,061	98,640
Retained earnings	74,914	67,635
Accumulated other comprehensive loss	(1,227)	(3,826)
Total stockholders' equity	163,393	152,173
Total liabilities and stockholders' equity	$267,777	$277,100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
(Unaudited)

	Six months ended
	December 31,
	2010	2009

Cash flows from operating activities:
Net income	$7,279	$1,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,411	14,995
(Gain)\Loss on sale of equipment	(1,049)	433
Stock based compensation	1,338	1,603
Deferred income taxes	(133)	1,762
Provision for doubtful accounts	128	117
Changes in assets and liabilities:
Trade receivables	6,754	(839)
Income tax payable	(1,662)	(1,535)
Tires in service	(1,282)	(741)
Prepaid expenses and other current assets	(1,629)	(804)
Other assets	(239)	328
Accounts payable and accrued expenses	(2,207)	1,953
Net cash provided by operating activities	22,709	18,859

Cash flows from investing activities:
Purchase of property and equipment	(34,342)	(27,511)
Proceeds on sale of property and equipment	21,022	23,406
Net cash used in investing activities	(13,320)	(4,105)

Cash flows from financing activities:
Payments on long-term debt	(204)	(6,110)
Principal payments under capital lease obligations	(16,319)	(3,327)
Proceeds from issuance of stock	98	13
Net cash used in financing activities	(16,425)	(9,424)
Effect of exchange rates on cash and cash equivalents	(666)	424
Increase (decrease) in cash and cash equivalents	(7,702)	5,754
Cash and cash equivalents at beginning of period	18,844	863
Cash and cash equivalents at end of period	11,142	$6,617
Supplemental disclosure of cash flow information:
Interest paid	$1,078	$1,311
Income taxes paid	$1,917	$3,885

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
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

2.           Earnings Per Share (in thousands, except per share data)

A reconciliation of the basic and diluted earnings per share is as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2010	2009	2010	2009

Weighted average common shares outstanding – basic	22,051	21,867	22,054	21,857
Dilutive effect of stock options and unvested restricted stock units	518	350	509	346
Weighted average common shares outstanding – diluted	22,569	22,217	22,563	22,203

Net income	$2,858	$1,021	$7,279	$1,587
Earnings per common share
Diluted	$0.13	$0.05	$0.32	$0.07
Basic	$0.13	$0.05	$0.33	$0.07

Certain shares of common stock were excluded from the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive. A summary of those options follows:

	Three and Six months ended
	December 31,
	2010	2009

Number of anti-dilutive shares	5	535

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)

3.           Stock Based Compensation

The following table summarizes the components of our share based compensation program expense (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2010	2009	2010	2009

Stock compensation expense for options, net of forfeitures	$212	$271	$427	$591
Stock compensation for restricted stock, net of forfeitures	427	350	817	692
Stock compensation (income) expense for stock appreciation rights, net of forfeitures	141	(79)	94	320
Total stock compensation expense	$780	$542	$1,338	$1,603

As of December 31, 2010, we have approximately $1.4 million of unrecognized compensation cost related to unvested options granted under the 2006 Plan. This cost is expected to be recognized over a weighted-average period of 1.2 years and a total period of 3.1 years. We also have approximately $3.0 million of unrecognized compensation expense related to restricted stock awards, which is anticipated to be recognized over a weighted-average period of 2.8 years and a total period of 3.8 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model that uses the following assumptions:

•	Dividend yield – the dividend yield is based on our historical experience and future expectation of dividend payouts.
•
Expected volatility – we analyzed the volatility of our stock using historical data for three or four years through the end of the most recent period to estimate the expected volatility, as the historical data mirrors the vesting terms of the respective option.

•
Risk-free interest rate – the risk-free interest rate assumption is based on U.S. Treasury securities at a constant maturity with a maturity period that most closely resembles the expected term of the stock option award.

•
Expected terms – the expected terms of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and has been determined based on an analysis of historical exercise behavior from 1995 through the end of the most recent period.

No grants were issued in the six months ended December 31, 2010 or 2009.

A summary of the award activity of the Company’s stock option plans as of December 31, 2010, and changes during the period then ended is presented below:

Options	Option Totals	Weighted-Average Exercise Price per Share

Outstanding at July 1, 2010	1,506,967	$9.91
Granted	---	---
Exercised	(39,500)	$2.50
Forfeited or expired	(2,250)	$10.20
Outstanding at December 31, 2010	1,465,217	$10.11
Exercisable at December 31, 2010	1,046,634	$10.42

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)

A summary of the restricted stock award activity under the 2006 Plan as of December 31, 2010, and changes during the six-month period is presented below:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value

Unvested at July 1, 2010	340,692	$10.80
Granted	59,417	$12.93
Vested and Issued	(94,327)	$11.20
Forfeited	(1,124)	$11.23
Unvested at December 31, 2010	304,658	$11.09

The fair value of each restricted stock award is based on the closing market price on the date of grant.

The company had 144,000 outstanding stock appreciation rights as of June 30, 2010 and December 31, 2010, respectively. These stock appreciation rights were granted at a fair value market price of $8.64 based on the closing market price on the date of the grant and marked to market at the end of each quarter.

4.           Segment Information

We have two reportable segments comprised of our two operating segments, an asset-based segment and an asset-light segment. Our asset-based segment includes our asset-based dry van carrier and rail services, which are geographically diversified but have similar economic and other relevant characteristics, as they all provide truckload carrier services of general commodities to a similar class of customers. Our asset-light segment consists of our TruckersB2B, warehousing, brokerage, and less-than-load (“LTL”) operations, which we have determined qualifies as a reportable segment under ASC 280-10 Segment Reporting. Prior to July 1, 2010, we had two reportable segments comprised of a transportation segment, consisting of revenue from all truckload-hauling services, and an ecommerce segment, consisting of revenues from our subsidiary TruckersB2B.

	Operating Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Asset-based	$122,493	$117,748	$251,954	$236,766
Asset-light	10,638	9,486	21,466	18,305
Total	$133,131	$127,234	$273,420	$255,071

	Operating Income
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Asset-based	$4,817	$2,152	$12,086	$4,166
Asset-light	819	692	1,631	1,395
Total	$5,636	$2,844	$13,717	$5,561

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)

Information as to the Company's operating revenue by geographic area is summarized below (in thousands). The Company allocates operating revenue based on country of origin of the tractor hauling the freight:

	Operating Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

United States	$115,577	$110,882	$238,676	$222,738
Canada	10,090	9,230	20,251	19,190
Mexico	7,464	7,122	14,493	13,143
Consolidated	$133,131	$127,234	$273,420	$255,071

5.           Comprehensive Income

Comprehensive income includes changes in fair value on foreign currency and fuel derivatives, which qualified for hedge accounting. A reconciliation of net income and comprehensive income follows (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2010	2009	2010	2009

Net income	$2,858	$1,021	$7,279	$1,587
Unrealized gain on fuel derivative instruments	316	---	1,176	---
Unrealized gain on currency derivative instruments	50	72	356	29
Foreign currency translation adjustments	524	620	1,067	1,326

Comprehensive income	$3,748	$1,713	$9,878	$2,942

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)

6.           Income Taxes

Our effective income tax rate was 44.7% and 43.4% for the three and six month periods ended December 31, 2010, compared with 55.4% and 62.9% for the three and six month periods ended December 31, 2009. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense and the ultimate outcome of tax audits. The fiscal 2011 effective income tax rate reflects changes in estimates of state income taxes and nontaxable and nondeductible items as they relate to expected annual income.

The Company follows ASC Topic 740-10-25 in Accounting for Uncertainty in Income Taxes. Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2010, the Company recorded a $0.6 million liability for unrecognized tax benefits, a portion of which represents penalties and interest.

As of December 31, 2010, we are subject to U.S. Federal income tax examinations for the tax years 2007 through 2009. We file tax returns in numerous state jurisdictions with varying statutes of limitations.

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

On August 8, 2007, the 384th District Court of the State of Texas situated in El Paso, Texas, rendered a judgment against the Company's subsidiary Celadon Trucking Services Inc. ("CTSI"), for approximately $3.4 million in the case of Martinez v. Celadon Trucking Services, Inc., which was originally filed on September 4, 2002. The case involves a workers' compensation claim of a former employee of CTSI who suffered a back injury as a result of a traffic accident. CTSI and the Company believe all actions taken were proper and legal and contend that the proper and exclusive place for resolution of this dispute was before the Indiana Workers' Compensation Board. In October 2007, CTSI posted an appeal bond and filed an appeal of this decision to the Texas Court of Appeals. The ATA Litigation Center filed an amicus brief in support of our position with the Texas Court of Appeals. Oral arguments on this case were held February 18, 2010. Celadon argued its case before the Texas Court of Appeals and on March 24, 2010, the Texas Court of Appeals reversed the judgment and dismissed Martinez’ suit in its entirety finding that the Indiana Workers Compensation Board had exclusive jurisdiction over this dispute. The Plaintiff filed a petition to appeal with the Texas Supreme Court in an attempt to reverse the Texas Court of Appeals’ decision by the extended deadline to file an appeal granted to them of October 15, 2010. On December 17, 2010, the Texas Supreme Court denied Martinez’ petition for a review of the Texas Court of Appeals decision. Martinez has been given until January 31, 2011 to request a rehearing of the Texas Supreme Court’s decision.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)

8.           Fair Value Measurements

Effective January 1, 2009, we adopted ASC 820-10 Fair Value Measurements and Disclosure for non-recurring fair value measurements of non-financial assets and liabilities. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard establishes a three-level hierarchy for fair value measurements based upon the significant inputs used to determine fair value. Observable inputs are those which are obtained from market participants external to the Company while unobservable inputs are generally developed internally, utilizing management’s estimates assumptions, and specific knowledge of the nature of the assets or liabilities and related markets. The three levels are defined as follows:

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of December 31, 2010 and June 30, 2010.

			Level 1		Level 2		Level 3
	Balance	Balance	Balance	Balance	Balance	Balance	Balance	Balance
	at	at	at	at	at	at	at	at
	December	June	December	June	December	June	December	June
	31,	30,	31,	30,	31,	30,	31,	30,
	2010	2010	2010	2010	2010	2010	2010	2010

Foreign currency derivatives	265	(192)	---	---	265	(192)	---	---

Fuel derivatives	1,890	---	---	---	1,890	---	---	---

9.           Company Share Repurchase Programs

On August 25, 2010, our Board of Directors unanimously authorized the repurchase of up to 2,000,000 shares of our common stock. The repurchase authorization is intended to afford us the flexibility to acquire shares opportunistically in future periods and does not indicate any intention to repurchase any particular number of shares within a definite timeframe. Any repurchases would be effected based upon share prices and market conditions. Under our share repurchase program, repurchased shares are constructively retired and returned to unissued status. As of December 31, 2010, we have not made any repurchases under this authorization.

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

In July 2010, we entered into futures contracts, which pertain to 4.5 million gallons (350,000 gallons per month) or approximately 10% of our monthly projected fuel requirements through July 2011.  Additionally, in August 2010 the Company entered into additional contracts to hedge approximately 3.2 million gallons (276,000 gallons per month) thru September 2011 or approximately 8% of our monthly projected 2011 fuel requirements. Under these contracts, we pay a fixed rate per gallon of heating oil and receive the monthly average price of New York heating oil per the NYMEX. The Company has done retrospective and prospective regression analyses that showed the changes in the prices of diesel fuel and heating oil were deemed to be highly effective based on the relevant authoritative guidance.  Accordingly, we have designated the respective hedges as cash flow hedges.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly.  If our analysis shows that the derivatives are not highly effective as hedges, we will discontinue hedge accounting for the period and prospectively recognize changes in the fair value of the derivative being recognized through earnings.  As a result of our effectiveness assessment at inception and at December 31, 2010, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

We recognize all derivative instruments at fair value on our consolidated condensed balance sheets in other assets or other accrued expenses.  The Company's derivative instruments are designated as cash flow hedges, thus the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income and will be reclassified into earnings in the same period during which the hedged transactions affect earnings.  The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item.  To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in other  income or expense on our consolidated condensed statements of operations. The ineffective portion of the hedge was immaterial.

Based on the amounts in accumulated other comprehensive income as of December 31, 2010 and the expected timing of the purchases of the diesel hedged, we expect to reclassify $1.9 million of gains on derivative instruments from accumulated other comprehensive income to the statement of income, as an offset to fuel expense, during the next nine months due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

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

11.           Recent Accounting Pronouncements

On January 21, 2010, FASB issued ASU 2010-06, which amends Accounting Standards Codification (“ASC”) ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The Accounting Standards Update (“ASU”) also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, the ASU amends guidance on employers’ disclosures about post-retirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The partial adoption of this ASU had no material impact on our fair value measurement disclosure as of December 31, 2010. We do not believe that the full adoption of ASU 2010-06, with respect to the Level 3 roll forward, will have a material impact on our fair value measurement disclosures.

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

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Forward-Looking Statements

This Quarterly Report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, events, performance, or achievements of the Company to be materially different from any future results, events, performance, or achievements expressed in or implied by such forward-looking statements.  Such statements may be identified by the fact that they do not relate strictly to historical or current facts.  These statements generally use words such as "believe," "expect," "anticipate," "project," "forecast," "should," "estimate," "plan," "intend," "outlook," "goal," "will," "may," and similar expressions.  While it is impossible to identify all factors that may cause actual results to differ from those expressed in or implied by forward-looking statements, the risks and uncertainties that may affect the Company's business, include, but are not limited to, those discussed in the section entitled Item 1A. Risk Factors set forth below.

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

Business Overview

We are one of North America's twenty largest truckload carriers as measured by revenue. We generated $523.5 million in operating revenue during our fiscal year ended June 30, 2010. We provide asset-based dry van truckload carrier, rail services and asset-light services including brokerage services, less-than-truckload (LTL), warehousing, and TruckersB2B (a marketing business that affords fleets volume purchasing power). Through our asset and asset-light services, we are able to transport or arrange for transportation throughout the United States, Canada, and Mexico.

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

Recent Results of Operations

Our results of operations for the three months ended December 31, 2010, compared to the same period in 2009 are:

•	Revenue, before fuel surcharge, increased 2.3% to $111.6 million from $109.1 million;
•	Net income increased to $2.9 million from $1.0 million; and
•	Net income per diluted share increased to $0.13 from $0.05.

Our key performance indicators have been improving since the December 2009 quarter. In the December 2010 quarter, average revenue per seated tractor per week increased 1.2% and average miles per seated tractor decreased 4.9% from the December 2009 quarter. Average revenue per total mile increased 5.4% and average revenue per loaded mile increased 6.6% from the December 2009 quarter. The average length of haul increased 1.1% to 903 miles from 893 miles in the same period last year. We believe that we are making progress improving our freight mix and contract pricing.

Our seated tractor count decreased slightly to 2,687 tractors in the quarter ended December 31, 2010, compared to 2,703 tractors for the same period a year ago. The net change of 16 units is comprised of an 86-unit increase in independent contractor tractors, offset by an 102-unit decrease in company tractors. The number of tractors operated by independent contractors increased 24.6% from a year ago, and now represents 16.1% of our seated fleet.

Cost controls continued to offset inflation and other increases as our costs were generally in line with the December 31, 2009 quarter. Our consolidated operating ratio, net of fuel surcharge (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge), was 94.9% for the quarter ended December 31, 2010, compared to 97.4% for the same period a year ago. In the quarter, salaries, wages and employee benefit expense and fuel expense (net of fuel surcharge) were lower compared to the December 31, 2009 quarter. Those decreases were partially offset by higher purchased transportation primarily associated with growth in our independent contractor fleet.

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

Results of Operations

The following table sets forth the percentage relationship of expense items to revenue before fuel surcharge for the periods indicated:

	Three months ended		Six months ended
	December 31,		December 31,
	2010	2009	2010	2009

Revenue before fuel surcharge(1)	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages, and employee benefits	33.7%	35.4%	32.8%	35.8%
Fuel(1)	8.4%	11.2%	9.0%	11.3%
Purchased transportation	22.8%	18.4%	22.2%	17.4%
Revenue equipment rentals	6.0%	7.8%	6.2%	8.1%
Operations and maintenance	9.0%	8.4%	8.7%	8.1%
Insurance and claims	3.1%	3.1%	3.3%	3.3%
Depreciation and amortization	6.1%	6.8%	6.2%	7.0%
Cost of products and services sold	1.2%	1.4%	1.2%	1.5%
Communications and utilities	1.0%	1.1%	0.9%	1.1%
Operating taxes and licenses	2.2%	2.2%	2.1%	2.2%
General and other operating	1.4%	1.6%	1.5%	1.7%
Total operating expenses	94.9%	97.4%	94.1%	97.5%

Operating income	5.1%	2.6%	5.9%	2.5%

Other expense:
Interest expense	0.4%	0.5%	0.3%	0.6%

Income before income taxes	4.7%	2.1%	5.6%	1.9%
Provision for income taxes	2.1%	1.2%	2.4%	1.2%

Net income	2.6%	0.9%	3.2%	0.7%

(1)
Revenue before fuel surcharge is total revenue less fuel surcharges. In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense. Fuel surcharges were $21.6 million and $18.1 million for the second quarter of fiscal 2011 and 2010, respectively, and $42.4 million and $35.3 million for the six months ended December 31, 2010 and 2009, respectively.

Comparison of Three Months Ended December 31, 2010 to Three Months Ended December 31, 2009

Total revenue increased by $5.9 million, or 4.6%, to $133.1 million for the second quarter of fiscal 2011, from $127.2 million for the second quarter of fiscal 2010. Revenue before fuel surcharge increased by $2.5 million, or 2.3%, to $111.6 million for the second quarter of fiscal 2011, from $109.1 million for the second quarter of fiscal 2010. This increase was attributable to revenue per loaded mile increasing to $1.477 for the second quarter of fiscal 2011 from $1.385 for the second quarter of fiscal 2010 offset by a decrease in loaded miles to 61.2 million for the second quarter of fiscal 2011 from 65.1 million in the second quarter of fiscal 2010. This increase in revenue was the result of rate increases we were able to implement over the last year, offset by weakening demand in the industry. This combination of factors resulted in an increase in average revenue per seated tractor per week, which is our primary measure of asset productivity, to $2,794 in the second quarter of fiscal 2011, from $2,762 for the second quarter of fiscal 2010.

Fuel surcharge revenue increased to $21.6 million in the second quarter of fiscal 2011 from $18.1 million for the second quarter of fiscal 2010.

In discussing our results of operations, we use revenue before fuel surcharge and fuel, net of fuel surcharge, because we believe that eliminating the impact of the sometimes volatile source of revenue affords more consistent basis for comparing our results of operations from period to period.

Salaries, wages, and employee benefits were $37.6 million, or 33.7% of revenue before fuel surcharge (“revenue”), for the second quarter of fiscal 2011, compared to $38.6 million, or 35.4% of revenue, for the second quarter of fiscal 2010.  These decreases were the result of a decrease in driver payroll related to a decrease in company miles, offset by increases in medical claims expense and recruiting expenses.

Fuel expenses decreased to $9.4 million, or 8.4% of revenue, for the second quarter of fiscal 2011, compared to $12.2 million, or 11.2% of revenue, for the second quarter of fiscal 2010. These decreases were primarily attributable to a decrease in total miles offset by the average fuel price increasing $0.25 per gallon in the second quarter of fiscal 2011, compared to the second quarter of fiscal 2010. We expect that our continued efforts to reduce idling and operate more fuel-efficient tractors will continue to have a positive impact on our miles per gallon; however, we expect this positive impact to be partially offset by lower fuel economy on EPA-mandated new engines and use of more costly ultra-low sulfur diesel fuel.

Purchased transportation increased to $25.4 million, or 22.8% of revenue, for the second quarter of fiscal 2011, from $20.1 million, or 18.4% of revenue, for the second quarter of fiscal 2010. These increases are primarily related to an increase in independent contractor miles to 12.9 million in the second quarter of fiscal 2011 compared to 10.1 million miles in the second quarter of fiscal 2010. Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile. We expect purchased transportation to increase as we increase the number of independent contractors in our fleet and continue to increase our purchased transportation for brokerage and intermodal transportation.

Revenue equipment rentals decreased to $6.7 million, or 6.0% of revenue, for the second quarter of fiscal 2011, compared to $8.5 million, or 7.8% of revenue, for the second quarter of fiscal 2010. These decreases were partially attributable to a decrease in the number of tractors and trailers financed under operating leases. At December 31, 2010, 1,523 tractors, or 59.6% of our company tractors, were held under operating leases, compared to 1,735 tractors, or 64.0% of our company tractors, at December 31, 2009.   These decreases were also related to the increase in payments received from our Quality Equipment Leasing division (that is made up of drivers leasing tractors and driving for other companies). We expect our revenue equipment rental to decrease as a percentage of freight revenue going forward.

Operations and maintenance increased to $10.1 million, or 9.0% of revenue, for the second quarter of fiscal 2011, from $9.2 million, or 8.4% of revenue, for the second quarter of fiscal 2010. Operations and maintenance consist of direct operating expense, maintenance, and tire expense. These increases in the second quarter of fiscal 2011 are primarily related to increases in costs associated with tire expense, tractor maintenance from the new CSA 2010 implementation, and physical damage expenses compared to the second quarter of fiscal 2010.  We expect our operations and maintenance expense to be similar to the current level going forward, subject to winter weather conditions and implementation of CSA 2010 that may impact these expenses.

Insurance and claims expense stayed relatively consistent at $3.5 million for the second quarter of fiscal 2011, and $3.4 million for the second quarter of fiscal 2010. The percentage of freight revenue remained constant at 3.1%.  Insurance consists of premiums for liability, physical damage, cargo damage, and workers' compensation insurance, in addition to claims expense.   Insurance expense was affected by a decrease in workers compensation costs, which was offset by an increase in cargo and liability claims expenses. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume. Insurance and claims expense will vary based primarily on the frequency and severity of claims, the level of self-retention, and the premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased to $6.8 million, or 6.1% of revenue, for the second quarter of fiscal 2011, compared to $7.4 million, or 6.8% of revenue, for the second quarter of fiscal 2010. These decreases were attributable to a gain on sale of equipment, which include expenses to prepare the equipment for sale, whereas there was a slight loss in the 2010 fiscal quarter. This was offset by an increase in tractor depreciation related to more owned tractors in the fiscal 2011 quarter. Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of income in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses. Accordingly, we have not provided a detailed discussion of such expenses.

Income taxes increased to $2.3 million, with an effective tax rate of 44.7%, for the second quarter of fiscal 2011, from $1.3 million, with an effective tax rate of 55.4%, for the second quarter of fiscal 2010. As pre-tax net income increases, our non-deductible expenses, such as per diem expense, have a lesser impact on our effective rate.

Comparison of Six Months Ended December 31, 2010 to Six Months Ended December 31, 2009

Total revenue increased by $18.3 million, or 7.2%, to $273.4 million for the six months ended December 31, 2010, from $255.1 million for the six months ended December 31, 2009. Revenue before fuel surcharge increased by $11.2 million, or 5.1%, to $231.0 million for the six months ended December 31, 2010, from $219.8 million for the six months ended December 31, 2009. This increase was primarily attributable to revenue per loaded mile increasing to $1.474 for the six months ended December 31, 2010, from $1.396 for the six months ended December 31, 2009 offset by a decrease in loaded miles to 126.5 million for the six months ended December 31, 2010, from 131.2 million in the six months ended December 31, 2009. This increase in revenue was the result of rate increases we were able to implement given the favorable switch in capacity and demand in the industry. This combination of factors resulted in a market increase in average revenue per seated tractor per week, which is our primary measure of asset productivity, to $2,880 for the six months ended December 31, 2010, from $2,780 for the six months ended December 31, 2009.

Fuel surcharge revenue increased to $42.4 million for the six months ended December 31, 2010 from $35.3 million for the six months ended December 31, 2009.

In discussing our results of operations, we use revenue before fuel surcharge and fuel, net of fuel surcharge, because we believe that eliminating the impact of the sometimes volatile source of revenue affords more consistent basis for comparing our results of operations from period to period.

Salaries, wages, and employee benefits were $75.7 million, or 32.8% of revenue before fuel surcharge ("revenue"), for the six months ended December 31, 2010, compared to $78.6 million, or 35.8% of revenue, for the six months ended December 31, 2009. These decreases were the result of a decrease in driver payroll related to a decrease in company miles.

Fuel expenses decreased to $20.8 million, or 9.0% of revenue, for the six months ended December 31, 2010, compared to $24.8 million, or 11.3% of revenue, for the six months ended December 31, 2009. These decreases were primarily attributable to a decrease in total miles offset by the average fuel price increasing $0.24 per gallon for the six months ended December 31, 2010, compared to the six months ended December 31, 2009. We expect that our continued efforts to reduce idling and operate more fuel-efficient tractors will continue to have a positive impact on our miles per gallon; however, we expect this positive impact to be partially offset by lower fuel economy on EPA-mandated new engines and use of more costly ultra-low sulfur diesel fuel.

Purchased transportation increased to $51.3 million, or 22.2% of revenue, for the six months ended December 31, 2010, from $38.2 million, or 17.4% of revenue, for the six months ended December 31, 2009. These increases are primarily related to an increase in independent contractor miles to 26.0 million for the six months ended December 31, 2010 compared to 19.4 million miles for the six months ended December 31, 2009. Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile. We expect purchased transportation to increase as we increase the number of independent contractors in our fleet and continue to increase our purchased transportation for brokerage and intermodal transportation.

Revenue equipment rentals decreased to $14.3 million, or 6.2% of revenue, for the six months ended December 31, 2010, compared to $17.9 million, or 8.1% of revenue, for the six months ended December 31, 2009. At December 31, 2010, 1,523 tractors, or 59.6% of our company tractors, were held under operating leases, compared to 1,735 tractors, or 64.0% of our company tractors, at December 31, 2009. These decreases were also related to the increase in rental payments received from our Quality Equipment Leasing division (that is made up of drivers leasing tractors and driving for other companies). We expect our revenue equipment rental to decrease as a percentage of freight revenue going forward.

Operations and maintenance increased to $20.1 million, or 8.7% of revenue, for the six months ended December 31, 2010, from $17.9 million, or 8.1% of revenue, for the six months ended December 31, 2009. Operations and maintenance consist of direct operating expense, maintenance, and tire expense. These increases for the six months ended December 31, 2010 are primarily related to increases in costs associated with tire expense, tractor maintenance from the new CSA 2010 implementation, and physical damage expenses compared to the six months ended December 31, 2009. We expect our operations and maintenance expense to be similar to the current level going forward, subject to winter weather conditions and implementation of CSA 2010 that may impact these expenses.

Insurance and claims expense increased to $7.6 million for the six months ended December 31, 2010, and $7.4 million for the six months ended December 31, 2009. The percentage of revenue remained constant at 3.3%. Insurance consists of premiums for liability, physical damage, cargo damage, and workers' compensation insurance, in addition to claims expense. These increases resulted primarily from increases in liability claims expense offset by a decrease in workers compensation expense. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume. Insurance and claims expense will vary based primarily on the frequency and severity of claims, the level of self-retention, and the premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased to $14.3 million, or 6.2% of revenue, for the six months ended December 31, 2010, compared to $15.4 million, or 7.0% of revenue, for the six months ended December 31, 2009. These decreases were primarily attributable to a gain on the sale of equipment, which include expenses to prepare the equipment for sale, whereas there was a loss in the six months ended December 31, 2009. Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of income in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses. Accordingly, we have not provided a detailed discussion of such expenses.

Income taxes increased to $5.6 million, with an effective tax rate of 43.4%, for the six months ended December 31, 2010, from $2.7 million, with an effective tax rate of 62.9%, for the six months ended December 31, 2009. As pre-tax net income increases, our non-deductible expenses, such as per diem expense, have a lesser impact on our effective rate.

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

On December 7, 2010, the Company entered into a new $50 million five-year, revolving credit facility agented by Bank of America, N.A. The facility refinanced the Company’s existing credit facility and provides for ongoing working capital needs and general corporate purposes. Bank of America, N.A. served as the lead arranger in the facility and Wells Fargo Bank, N.A. also participated in the new facility. At December 31, 2010, we were authorized to borrow up to $50.0 million under this revolving line of credit, which expires December 7, 2015. The applicable interest rate under this agreement is based on either a base rate equal to the greater of the Bank of America, N.A.’s prime rate or LIBOR plus an applicable margin between 0.75% and 1.125% that is adjusted quarterly based on the Company’s lease adjusted total debt to EBITDAR ratio. At December 31, 2010, we had no outstanding borrowings related to our credit facility and $0.4 million utilized for letters of credit. We are obligated to comply with certain financial covenants under our credit agreement and we were in compliance with these covenants at December 31, 2010.

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

Cash Flows

Net cash provided by operations for the six months ended December 31, 2010 was $22.7 million, compared to cash provided by operations of $18.9 million for the six months ended December 31, 2009. Cash provided by operations increased due to an increase in net income and a decrease in trade receivables.

Net cash used in investing activities was $13.3 million for the six months ended December 31, 2010, compared to net cash used in investing activities of $4.1 million for the six months ended December 31, 2009. Cash used in investing activities includes the net cash effect of acquisitions and dispositions of revenue equipment during each period. Capital expenditures for equipment totaled $34.3 million for the six months ended December 31, 2010, and $27.5 million for the six months ended December 31, 2009. We generated proceeds from the sale of property and equipment of $21.0 million and $23.4 million for the six months ended December 31, 2010, and December 31, 2009, respectively.

Net cash used in financing activities was $16.4 million for the six months ended December 31, 2010, compared to $9.4 million for the six months ended December 31, 2009. The increase in cash used for financing activities was primarily due to an increase in payments of capital lease obligations. Financing activity represents borrowings (new borrowings, net of repayment) and payments of the principal component of capital lease obligations.

Contractual Obligations

As of December 31, 2010, our operating leases, capitalized leases, other debts, and future commitments have stated maturities or minimum annual payments as follows:

	Annual Cash Requirements
	As of December 31, 2010
	(in thousands)
	Payments Due by Period
		Less			More
		than	1-3	3-5	than
	Total	1 year	years	Years	5 years

Operating leases	$72,115	$33,375	$27,630	$6,019	$5,091
Lease residual value guarantees	77,112	18,804	44,686	12,322	1,300
Capital leases(1)	20,211	11,785	8,426
Long-term debt(1)	267	267
Sub total	$169,705	$64,231	$80,742	$18,341	$6,391

Future purchase of revenue equipment	$23,830	$4,645	$2,914	$2,914	$13,357
Employment and consulting agreements(2)	700	700
Standby letters of credit	438	438

Total	$194,673	$70,014	$83,656	$21,255	$19,748

(1)	Includes interest
(2)
The amounts reflected in the table do not include amounts that could become payable to our Chief Executive Officer and Chief Operating Officer under certain circumstances if their employment by the Company is terminated.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for our revenue equipment. Our operating leases include some under which we do not guarantee the value of the asset at the end of the lease term ("walk-away leases") and some under which we do guarantee the value of the asset at the end of the lease term ("residual value"). Therefore, we are subject to the risk that equipment values may decline, in which case we would suffer a loss upon disposition and be required to make cash payments because of the residual value guarantees. We were obligated for residual value guarantees related to operating leases of $77.1 million at December 31, 2010, compared to $76.7 million at December 31, 2009. We believe that any residual payment obligations will be satisfied by the value of the related equipment at the end of the lease. To the extent, the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We anticipate that going forward we will use a combination of cash generated from operations and operating leases to finance tractor purchases and operating leases to finance trailer purchases.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America require that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes. Management bases it estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that affect, or could affect our financial statements materially and involve a significant level of judgment by management. The accounting policies we deem most critical to use include revenue recognition, allowance for doubtful accounts, depreciation, claims accrual, and accounting for income taxes. There have been no significant changes to our critical accounting policies and estimates during the three months ended December 31, 2010, compared to those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” included in our 2010 Annual Report on Form 10-K.

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

Interest Rate Risk. We are exposed to interest rate risk principally from our primary credit facility. At December 31, 2010, we did not have any debt outstanding related to our credit facility and therefore had no market risk related to debt.

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

Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third party transactions. At December 31, 2010, we had outstanding foreign exchange derivative contracts in notional amounts of $5.9 million with a fair value of these contracts approximately $0.3 million more than the original contract value. Derivative gains/(losses), initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.

Assuming revenue and expenses for our Canadian operations identical to that in the second quarter of fiscal 2011 (both in terms of amount and currency mix), we estimate that a $0.01 decrease in the Canadian dollar exchange rate would reduce our annual net income by approximately $75,000. Also, we estimate that a $0.01 decrease in the Mexican peso exchange rate would reduce our annual net income by approximately $69,000.

Commodity Price Risk. Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability. Fuel is subject to economic, political, and market factors that are outside of our control. We believe fuel surcharges are effective at mitigating most, but not all, of the risk of high fuel price because we do not recover the full amount of fuel price increases. In July 2010, we entered into contracts to hedge up to 0.6 million gallons per month for up to one year. At December 31, 2010, we had outstanding contracts in place for a notional amount of $9.7 million with a fair value of these contracts approximately $1.9 million more than the original contract value. Derivative gains/(losses), initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.

Item 4.                      Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company has carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of the Company's management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. There were no changes in the Company's internal control over financial reporting that occurred during the second quarter of fiscal 2011 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On August 8, 2007, the 384th District Court of the State of Texas situated in El Paso, Texas, rendered a judgment against CTSI, for approximately $3.4 million in the case of Martinez v. Celadon Trucking Services, Inc., which was originally filed on September 4, 2002. The case involves a workers' compensation claim of a former employee of CTSI who suffered a back injury as a result of a traffic accident. CTSI and the Company believe all actions taken were proper and legal and contend that the proper and exclusive place for resolution of this dispute was before the Indiana Workers' Compensation Board. In October 2007, CTSI posted an appeal bond and filed an appeal of this decision to the Texas Court of Appeals. The ATA Litigation Center filed an amicus brief in support of our position with the Texas Court of Appeals. Oral arguments on this case were held February 18, 2010. Celadon argued its case before the Texas Court of Appeals and on March 24, 2010, the Texas Court of Appeals reversed the judgment and dismissed Martinez’ suit in its entirety finding that the Indiana Workers Compensation Board had exclusive jurisdiction over this dispute.  The Plaintiff filed a petition to appeal with the Texas Supreme Court in an attempt to reverse the Texas Court of Appeals’ decision by the extended deadline to file granted to them of October 15, 2010. On December 17, 2010, the Texas Supreme Court denied Martinez’ petition for a review of the Texas Court of Appeals decision.  Martinez has been given until January 31, 2011 to request a rehearing of the Texas Supreme Court’s decision.

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

Proposed hours of service rules applicable to our drivers could decrease driver capacity and adversely affect our profitability and ability to grow.

On December 29, 2010, the FMCSA issued a formal Notice of Proposed Rulemaking for the hours of service rules. The proposal includes, among other things, that there be two periods between midnight and six a.m. to qualify for a 34 hour restart that would permit driving to commence. In addition, the proposal leaves open whether to reduce the permitted driving time each day from 11 hours to 10 hours or keep it at the existing 11 hours. If adopted, the proposals could decrease driver capacity in the industry and cause an increase in driver wages and make it more difficult to recruit qualified drivers. If we are unable to continue to attract and retain a sufficient number of drivers and independent contractors, we could be required to adjust our compensation packages, let trucks sit idle, or operate with fewer trucks and face difficulty meeting shipper demands, all of which would adversely affect our growth and profitability.

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

4.2	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K filed with the SEC on July 3, 2006.)
10.24	Credit Agreement dated as of December 7, 2010 among the Company, certain of its subsidiaries, Bank of America, N.A., and certain other lenders.*
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer.*
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by William Meek, the Company's Principal Financial Officer.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by William Meek, the Company's Principal Financial Officer.*

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

Date: February 1, 2011

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

4.2	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K filed with the SEC on July 3, 2006.)
10.24	Credit Agreement dated as of December 7, 2010 among the Company, certain of its subsidiaries, Bank of America, N.A., and certain other lenders.*
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer.*
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by William Meek, the Company's Principal Financial Officer.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by William Meek, the Company's Principal Financial Officer.*

* Filed herewith