Form 10-Q
period 2011-03-31
CELADON GROUP INC
filed 2011-05-02
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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
Yes [ ] No [X]

As of April 27, 2011 (the latest practicable date), 22,516,735 shares of the registrant's common stock, par value $0.033 per share, were outstanding.

CELADON GROUP, INC.

Index to

March 31, 2011 Form 10-Q

PART I.              FINANCIAL INFORMATION

Item I.                 Financial Statements

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Dollars in thousands except per share amounts)
(Unaudited)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2011	2010	2011	2010

REVENUE:
Revenue, before fuel surcharge	$109,101	$109,913	$340,124	$329,689
Fuel surcharge revenue	26,476	19,522	68,873	54,817
Total revenue	135,577	129,435	408,997	384,506

OPERATING EXPENSES:
Salaries, wages, and employee benefits	36,585	38,348	112,286	116,940
Fuel	35,651	31,682	98,854	91,812
Purchased transportation	25,383	20,572	76,684	58,803
Revenue equipment rentals	5,501	9,142	19,778	27,169
Operations and maintenance	10,395	9,327	30,538	27,018
Insurance and claims	7,254	3,928	14,847	11,280
Depreciation and amortization	8,376	7,602	22,672	23,025
Cost of products and services sold	789	1,352	3,537	4,553
Communications and utilities	1,082	1,256	3,251	3,701
Operating taxes and licenses	2,546	2,523	7,371	7,282
General and other operating	1,616	1,557	5,063	5,215
Total operating expenses	135,178	127,289	394,881	376,798

Operating income	399	2,146	14,116	7,708

Interest expense	393	666	1,420	1,888
Interest income	(17)	(18)	(47)	(55)
Income from sale of majority interest in subsidiary	(4,142)	---	(4,142)	---
Other (income) expense, net	(119)	(21)	(266)	82
Income before income taxes	4,284	1,519	17,151	5,793
Income tax expense	2,317	1,153	7,904	3,841
Net income	$1,967	$366	$9,247	$1,952

Income per common share:
Diluted	$0.09	$0.02	$0.41	$0.09
Basic	$0.09	$0.02	$0.42	$0.09

Diluted weighted average shares outstanding	22,699	22,503	22,608	22,303
Basic weighted average shares outstanding	22,124	21,916	22,077	21,877

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2011 and June 30, 2010
(Dollars in thousands except par value amounts)

	(unaudited)
	March 31,	June 30,
ASSETS	2011	2010

Current assets:
Cash and cash equivalents	$19,082	$18,844
Trade receivables, net of allowance for doubtful accounts of $1,038 and $1,307 at March 31, 2011 and June 30, 2010, respectively	61,074	63,468
Prepaid expenses and other current assets	17,306	12,310
Tires in service	5,965	5,010
Deferred income taxes	3,632	3,593
Total current assets	107,059	103,225
Property and equipment	225,470	226,169
Less accumulated depreciation and amortization	82,635	74,852
Net property and equipment	142,835	151,317
Tires in service	2,412	1,843
Goodwill	16,702	19,137
Investment in joint venture	2,689	---
Other assets	1,719	1,578
Total assets	$273,416	$277,100

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$6,583	$7,733
Accrued salaries and benefits	12,149	11,472
Accrued insurance and claims	14,328	10,967
Accrued fuel expense	11,055	11,263
Other accrued expenses	14,998	12,209
Current maturities of long-term debt	112	336
Current maturities of capital lease obligations	10,976	15,350
Income taxes payable	578	2,950
Total current liabilities	70,779	72,280
Long-term debt, net of current maturities	---	44
Capital lease obligations, net of current maturities	1,839	19,861
Deferred income taxes	33,170	32,742
Total liabilities	105,788	124,927
Stockholders' equity:
Common stock, $0.033 par value, authorized 40,000 shares; issued 23,887 and 23,872 shares at March 31, 2011 and June 30, 2010, respectively	788	788
Treasury stock at cost; 1,371 and 1,605 shares at March 31, 2011 and June 30, 2010, respectively	(9,454)	(11,064)
Additional paid-in capital	99,248	98,640
Retained earnings	76,881	67,635
Accumulated other comprehensive income (loss)	165	(3,826)
Total stockholders' equity	167,628	152,173
Total liabilities and stockholders' equity	$273,416	$277,100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
(Unaudited)

	Nine months ended
	March 31,
	2011	2010

Cash flows from operating activities:
Net income	$9,247	$1,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,165	22,233
(Gain)\Loss on sale of equipment	(353)	834
Stock based compensation	2,025	2,643
Deferred income taxes	357	2,442
Provision for doubtful accounts	154	132
Gain from sale of majority interest in subsidiary	(4,142)	---
Changes in assets and liabilities:
Trade receivables	235	(5,293)
Income tax payable	(2,268)	(958)
Tires in service	(1,504)	(497)
Prepaid expenses and other current assets	(1,669)	3,960
Other assets	(53)	391
Accounts payable and accrued expenses	5,959	4,792
Net cash provided by operating activities	31,153	32,631

Cash flows from investing activities:
Purchase of property and equipment	(45,170)	(43,253)
Proceeds on sale of property and equipment	32,034	29,806
Proceeds from sale of majority interest in subsidiary	5,000	---
Net cash used in investing activities	(8,136)	(13,447)

Cash flows from financing activities:
Payments on long-term debt	(268)	(6,308)
Principal payments under capital lease obligations	(22,396)	(5,076)
Proceeds from issuance of stock	494	14
Net cash used in financing activities	(22,170)	(11,370)
Effect of exchange rates on cash and cash equivalents	(609)	733
Increase in cash and cash equivalents	238	8,547
Cash and cash equivalents at beginning of period	18,844	863
Cash and cash equivalents at end of period	$19,082	$9,410
Supplemental disclosure of cash flow information:
Interest paid	$1,454	$1,938
Income taxes paid	$11,005	$4,049

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

1.           Basis of Presentation

References in this Report on Form 10-Q to "we," "us," "our," "Celadon," or the "Company" or similar terms refer to Celadon Group, Inc. and its consolidated subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated unaudited financial statements of Celadon Group, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America and Regulation S-X, instructions to Form 10-Q, and other relevant rules and regulations of the Securities and Exchange Commission (the "SEC"), as applicable to the preparation and presentation of interim financial information. Certain information and footnote disclosures have been omitted or condensed pursuant to such rules and regulations. We believe all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations in interim periods are not necessarily indicative of results for a full year. These condensed consolidated unaudited financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2010.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

2.           Earnings Per Share (in thousands, except per share data)

A reconciliation of the basic and diluted earnings per share is as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2011	2010	2011	2010

Weighted average common shares outstanding – basic	22,124	21,916	22,077	21,877
Dilutive effect of stock options and unvested restricted stock units	575	587	531	426
Weighted average common shares outstanding – diluted	22,699	22,503	22,608	22,303

Net income	$1,967	$366	$9,247	$1,952
Earnings per common share
Diluted	$0.09	$0.02	$0.41	$0.09
Basic	$0.09	$0.02	$0.42	$0.09

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

3.           Stock Based Compensation

The following table summarizes the components of our share based compensation program expense (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2011	2010	2011	2010

Stock compensation expense for options, net of forfeitures	$171	$220	$599	$812
Stock compensation for restricted stock, net of forfeitures	308	374	1,124	1,065
Stock compensation expense for stock appreciation rights, net of forfeitures	209	446	302	766
Total stock compensation expense	$688	$1,040	$2,025	$2,643

As of March 31, 2011, we have approximately $1.7 million of unrecognized compensation cost related to unvested options granted under the 2006 Plan. This cost is expected to be recognized over a weighted-average period of 1.4 years and a total period of 4.0 years.

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

Stock option grants that were issued in the three months and nine months ended March 31, 2011, had a weighted average grant date fair value of $7.83, a weighted average expected volatility of 59.5%, a weighted average risk free interest rate of 1.53%, and a weighted average vesting period of 4 years.  There was no option grants issued in the three or nine months ended March 31, 2010.

A summary of the award activity of the Company’s stock option plans as of March 31, 2011, and changes during the period then ended is presented below:

Options	Option Totals	Weighted-Average Exercise Price per Share

Outstanding at July 1, 2010	1,506,967	$9.91
Granted	87,500	$14.42
Exercised	(102,967)	$4.81
Forfeited or expired	(51,750)	$9.63
Outstanding at March 31, 2011	1,439,750	$10.56
Exercisable at March 31, 2011	1,054,460	$10.61

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

A summary of the restricted stock award activity under the 2006 Plan as of  March 31, 2011, and changes during the nine-month period is presented below:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value

Unvested at July 1, 2010	340,692	$10.80
Granted	187,417	$13.93
Vested and Issued	(130,395)	$11.40
Forfeited	(41,669)	$10.41
Unvested at March 31, 2011	356,045	$12.27

The fair value of each restricted stock award is based on the closing market price on the date of grant. We also have approximately $3.6 million of unrecognized compensation expense related to restricted stock awards, which is anticipated to be recognized over a weighted-average period of 3.2 years and a total period of 3.8 years.

The company had 144,000 outstanding stock appreciation rights as of June 30, 2010 and March 31, 2011, respectively. These stock appreciation rights were granted at a fair value market price of $8.64 based on the closing market price on the date of the grant and are marked to market at the end of each quarter.

4.           Segment Information

We have two reportable segments comprised of our two operating segments, an asset-based segment and an asset-light segment. Our asset-based segment includes our asset-based dry van carrier and rail services, which are geographically diversified but have similar economic and other relevant characteristics, as they all provide truckload carrier services of general commodities to a similar class of customers. Our asset-light segment consists of our TruckersB2B, warehousing, brokerage, and less-than-load ("LTL") operations, which we have determined qualifies as a reportable segment under ASC 280-10 Segment Reporting.  Prior to July 1, 2010, we had two reportable segments comprised of a transportation segment, consisting of revenue from all truckload-hauling services, and an e-commerce segment, consisting of revenues from our subsidiary TruckersB2B.

	Operating Revenues
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Asset-based	$126,110	$120,037	$378,064	$356,803
Asset-light	9,467	9,398	30,933	27,703
Total	$135,577	$129,435	$408,997	$384,506

	Operating Income (Loss)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Asset-based	$(207)	$1,409	$11,879	$5,576
Asset-light	606	737	2,237	2,132
Total	$399	$2,146	$14,116	$7,708

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Information as to the Company's operating revenue by geographic area is summarized below (in thousands). The Company allocates operating revenue based on country of origin of the tractor hauling the freight:

	Operating Revenues
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

United States	$117,994	$113,417	$356,670	$336,155
Canada	10,214	9,474	30,465	28,664
Mexico	7,369	6,544	21,862	19,687
Consolidated	$135,577	$129,435	$408,997	$384,506

5.           Comprehensive Income

Comprehensive income includes changes in fair value on foreign currency and fuel derivatives, which qualify for hedge accounting. A reconciliation of net income and comprehensive income follows (in thousands):

	Three months ended		Nine months ended
	March 31,		December 31,
	2011	2010	2011	2010

Net income	$1,967	$366	$9,247	$1,952
Unrealized gain on fuel derivative instruments	468	---	1,645	---
Unrealized gain on currency derivative instruments	32	272	357	301
Foreign currency translation adjustments	891	846	1,989	2,173

Comprehensive income	$3,359	$1,484	$13,237	$4,426

6.           Income Taxes

Our effective income tax rate was 54.1% and 46.1% for the three and nine month periods ended March 31, 2011, compared with 75.9% and 66.3% for the three and nine month periods ended March 31, 2010. In determining our provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense and the ultimate outcome of tax audits. The fiscal 2011 effective income tax rate reflects changes in estimates of state income taxes and nontaxable and nondeductible items as they relate to expected annual income.

The Company follows ASC Topic 740-10-25 in Accounting for Uncertainty in Income Taxes. Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of March 31, 2011, the Company recorded a $0.5 million liability for unrecognized tax benefits, a portion of which represents penalties and interest.

As of March 31, 2011, we are subject to U.S. Federal income tax examinations for the tax years 2007 through 2009. We file tax returns in numerous state jurisdictions with varying statutes of limitations.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of March 31, 2011 and June 30, 2010.

			Level 1		Level 2		Level 3
	Balance	Balance	Balance	Balance	Balance	Balance	Balance	Balance
	at	at	at	at	at	At	at	at
	March 31,	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,	June 30,
	2011	2010	2011	2010	2011	2010	2011	2010

Foreign currency derivatives	317	(192)	---	---	317	(192)	---	---

Fuel derivatives	2,642	---	---	---	2,642	---	---	---

9.           Company Share Repurchase Programs

On August 25, 2010, our Board of Directors unanimously authorized the repurchase of up to 2,000,000 shares of our common stock. The repurchase authorization is intended to afford us the flexibility to acquire shares opportunistically in future periods and does not indicate any intention to repurchase any particular number of shares within a definite timeframe. Any repurchases would be effected based upon share prices and market conditions. Under our share repurchase program, repurchased shares are constructively retired and returned to unissued status. As of March 31, 2011, we have not made any repurchases under this authorization.

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

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly.  If our analysis shows that the derivatives are not highly effective as hedges, we will discontinue hedge accounting for the period and prospectively recognize changes in the fair value of the derivative being recognized through earnings.  As a result of our effectiveness assessment at inception and at March 31, 2011, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

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

Based on the amounts in accumulated other comprehensive income as of March 31, 2011 and the expected timing of the purchases of the diesel hedged, we expect to reclassify $2.6 million of gains on derivative instruments from accumulated other comprehensive income to the statement of income, as an offset to fuel expense, during the next six months due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

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

11.           Disposition of majority interest in subsidiary

In February 2011, the Company entered into a joint venture, whereby the Company sold a 65% majority interest, in its TruckersB2B subsidiary to an unrelated third party.  TruckersB2B will continue normal daily operations with an expanding sales and marketing team to develop growth.  TruckersB2B is controlled by a five person executive committee, of which the Company has two committee seats.  In conjunction with the transaction, the Company recognized a pre-tax gain of $4.1 million.  Approximately $2.6 million of the gain related to the fair market valuation of the Company’s continuing 35% ownership. The company has de-consolidated the subsidiary, including the write-off of approximately $2.4 million of goodwill.

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

Business Overview

We are one of North America's twenty largest truckload carriers as measured by revenue. We generated $523.5 million in operating revenue during our fiscal year ended June 30, 2010. We provide asset-based dry van truckload carrier, rail services and asset-light services including brokerage services, less-than-truckload (LTL), and warehousing services. Through our asset and asset-light services, we are able to transport or arrange for transportation throughout the United States, Canada, and Mexico.

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

Recent Results of Operations

Our results of operations for the three months ended March 31, 2011, compared to the same period in 2010 are:

•	Revenue, before fuel surcharge, decreased 0.7% to $109.1 million from $109.9 million;
•	Net income increased to $2.0 million from $0.4 million; and
•	Net income per diluted share increased to $0.09 from $0.02.

For our key performance indicators in the March 2011 quarter, average revenue per seated tractor per week remained flat at $2,796 from the March 2010 quarter. The average rate per loaded mile increased 6.5% and average miles per seated tractor decreased 5.5% from the March 2010 quarter. The average length of haul increased 1.6% to 905 miles from 891 miles in the same period last year. We believe that we are making progress improving our freight mix and contract pricing.

Our seated tractor count decreased slightly to 2,653 tractors in the quarter ended March 31, 2011, compared to 2,694 tractors for the same period a year ago. The net change of 41 units is comprised of a 79-unit increase in independent contractor tractors, offset by an 120-unit decrease in company tractors. The number of tractors operated by independent contractors increased 22.1% from a year ago, and now represents 16.4% of our seated fleet.

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

The main factors that impact our profitability in terms of expenses are the variable costs of transporting freight for our customers. These costs include fuel expense, driver-related expenses, such as wages, benefits, training and recruitment, and independent contractor and third party carrier costs, which are recorded on the "Purchased Transportation" line of our consolidated statements of income. Expenses that have both fixed and variable components include maintenance, insurance, and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. Our main fixed costs are the acquisition and depreciation of long-term assets, such as revenue equipment and the compensation of non-driver personnel. Effectively controlling our expenses and managing our net cost of revenue equipment acquisitions and dispositions, including any related gains or losses, are important elements of assuring our profitability. We evaluate our profitability using operating ratio, excluding the impact of fuel surcharge revenue (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge), and income before income taxes, which eliminates shifting operating lease expenses "above the line" from interest expense on owned or capital leased equipment.

Results of Operations

The following table sets forth the percentage relationship of expense items to revenue before fuel surcharge for the periods indicated:

	Three months ended		Nine months ended
	March 31,		March 31,
	2011	2010	2011	2010

Revenue before fuel surcharge(1)	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages, and employee benefits	33.5%	34.9%	33.0%	35.5%
Fuel(1)	8.4%	11.1%	8.8%	11.2%
Purchased transportation	23.3%	18.7%	22.5%	17.8%
Revenue equipment rentals	5.0%	8.3%	5.8%	8.2%
Operations and maintenance	9.5%	8.5%	9.0%	8.2%
Insurance and claims	6.6%	3.6%	4.4%	3.4%
Depreciation and amortization	7.7%	6.9%	6.7%	7.0%
Cost of products and services sold	0.7%	1.2%	1.0%	1.4%
Communications and utilities	1.0%	1.1%	1.0%	1.1%
Operating taxes and licenses	2.3%	2.3%	2.2%	2.2%
General and other operating	1.6%	1.4%	1.4%	1.7%
Total operating expenses	99.6%	98.0%	95.8%	97.6%

Operating income	0.4%	2.0%	4.2%	2.4%

Other expense:
Interest expense	0.4%	0.6%	0.4%	0.6%
Income from sale of majority interest in subsidiary	3.9%	---	1.2%	---

Income before income taxes	3.9%	1.4%	5.0%	1.8%
Provision for income taxes	2.1%	1.0%	2.3%	1.2%

Net income	1.8%	0.4%	2.7%	0.6%

(1)
Revenue before fuel surcharge is total revenue less fuel surcharges. In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense. Fuel surcharges were $26.5 million and $19.5 million for the third quarter of fiscal 2011 and 2010, respectively, and $68.9 million and $54.8 million for the nine months ended March 31, 2011 and 2010, respectively.

Comparison of Three Months Ended March 31, 2011 to Three Months Ended March 31, 2010

Total revenue increased by $6.2 million, or 4.8%, to $135.6 million for the third quarter of fiscal 2011, from $129.4 million for the third quarter of fiscal 2010. Revenue before fuel surcharge decreased slightly by $0.8 million, or 0.7%, to $109.1 million for the third quarter of fiscal 2011, from $109.9 million for the third quarter of fiscal 2010. This decrease was attributable to a decrease in loaded miles to 59.9 million for the third quarter of fiscal 2011 from 65.0 million in the third quarter of fiscal 2010 offset by revenue per loaded mile increasing to $1.489 for the third quarter of fiscal 2011 from $1.398 for the third quarter of fiscal 2010. This decrease in revenue was the result of severe inclement weather throughout the quarter and a slight reduction in fleet size offset by the rate increases we were able to implement over the last year and improving freight selection. This combination of factors resulted in average revenue per seated tractor per week, which is our primary measure of asset productivity, being flat at $2,796 in the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010.

Fuel surcharge revenue increased to $26.5 million in the third quarter of fiscal 2011 from $19.5 million for the third quarter of fiscal 2010.

In discussing our results of operations, we use revenue before fuel surcharge ("revenue") and fuel, net of fuel surcharge, because we believe that eliminating the impact of the sometimes volatile source of revenue affords more consistent basis for comparing our results of operations from period to period.

Salaries, wages, and employee benefits were $36.6 million, or 33.5% of revenue, for the third quarter of fiscal 2011, compared to $38.3 million, or 34.9% of revenue, for the third quarter of fiscal 2010.  These decreases were the result of a decrease in driver payroll related to a decrease in company miles and a decrease in medical claims expense for the quarter, offset by slight increases in salaries and wages expense and increases in recruiting expenses.

Fuel expenses, net of fuel surcharge, decreased to $9.2 million, or 8.4% of revenue, for the third quarter of fiscal 2011, compared to $12.1 million, or 11.1% of revenue, for the third quarter of fiscal 2010. This cost decrease was attributable to a decrease in total miles and our continued improvement in our average miles per gallon, which were partially offset by the average Department of Energy fuel price increasing $0.79 per gallon in the third quarter of fiscal 2011, compared to the third quarter of fiscal 2010 and the lag in surcharge collection when fuel prices are rapidly increasing. We expect that our continued efforts to reduce idling, operate more fuel-efficient tractors, and implement locking in fuel hedges when appropriate will continue to have a positive impact on our miles per gallon; however, we expect this positive impact to be partially offset by increasing fuel costs per gallon, lower fuel economy on EPA-mandated new engines, and the use of more costly ultra-low sulfur diesel fuel.

Purchased transportation increased to $25.4 million, or 23.3% of revenue, for the third quarter of fiscal 2011, from $20.6 million, or 18.7% of revenue, for the third quarter of fiscal 2010. These increases are primarily related to an increase in independent contractor miles to 12.5 million in the third quarter of fiscal 2011 compared to 10.0 million miles in the third quarter of fiscal 2010. Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile.  In addition, third party logistic expenses for LTL and intermodal transportation have increased as we continue to increase the use of those providers. We expect purchased transportation to increase as we increase the number of independent contractors in our fleet and continue to increase our purchased transportation for brokerage and intermodal transportation.

Revenue equipment rentals decreased to $5.5 million, or 5.0% of revenue, for the third quarter of fiscal 2011, compared to $9.1 million, or 8.3% of revenue, for the third quarter of fiscal 2010. These decreases were partially attributable to a decrease in the number of tractors and trailers financed under operating leases. At March 31, 2011, 1,474 tractors were held under operating leases, compared to 1,934 tractors at March 31, 2010. These decreases were also related to the increase in the number of leases from our Quality Equipment Leasing division (which relates to drivers who lease tractors from us and drive for other companies). We expect our revenue equipment rental to decrease as a percentage of freight revenue going forward.

Operations and maintenance increased to $10.4 million, or 9.5% of revenue, for the third quarter of fiscal 2011, from $9.3 million, or 8.5% of revenue, for the third quarter of fiscal 2010. Operations and maintenance consist of direct operating expense, maintenance, and tire expense. These increases in the third quarter of fiscal 2011 are primarily related to increases in costs associated with tractor maintenance from the new CSA 2010 implementation and as tractors under warranty have declined, tire expense and net maintenance expense for our Quality Equipment Leasing division increased. We expect our operations and maintenance expense to be similar to the current level going forward, subject to implementation of CSA 2010 that may impact these expenses.

Insurance and claims expense increased to $7.3 million, or 6.6% of revenue for the third quarter of fiscal 2011, from $3.9 million, or 3.6% for the third quarter of fiscal 2010. Insurance consists of premiums for liability, physical damage, cargo damage, and workers' compensation insurance, in addition to claims expense. Insurance expense was affected by a significant increase related to a workers' compensation case being reserved to full exposure prior to reinsurance for a total in the quarter of $1.0 million. We also expensed a liability accident to full exposure prior to reinsurance for a total of $1.5 million. We do not expect these significant claims to be reoccurring in nature.  Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume. Insurance and claims expense will vary based primarily on the frequency and severity of claims, the level of self-retention, and the premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to $8.4 million, or 7.7% of revenue, for the third quarter of fiscal 2011, compared to $7.6 million, or 6.9% of revenue, for the third quarter of fiscal 2010. This increase was related to higher tractor depreciation related to more owned tractors in the fiscal 2011 quarter. Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of income in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is bought with cash or financed with borrowings or capital leases.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses. Accordingly, we have not provided a detailed discussion of such expenses.

Income from the sale of a majority interest in a subsidiary was $4.1 million in the third quarter of fiscal 2011. In February 2011, we entered into a joint venture by selling 65% of TruckersB2B to an unrelated third party. Approximately $2.6 million of the gain related to the fair market valuation of Celadon’s continuing 35% ownership, and this asset is recognized as investment in joint venture on the balance sheet.

Income taxes increased to $2.3 million, with an effective tax rate of 54.1%, for the third quarter of fiscal 2011, from $1.2 million, with an effective tax rate of 75.9%, for the third quarter of fiscal 2010. As pre-tax net income increases, our non-deductible expenses, such as per diem expense, have a lesser impact on our effective rate. In such event, we would expect our effective tax rate to decrease.

Comparison of Nine Months Ended March 31, 2011 to Nine Months Ended March 31, 2010

Total revenue increased by $24.5 million, or 6.4%, to $409.0 million for the nine months ended March 31, 2011, from $384.5 million for the nine months ended March 31, 2010. Revenue before fuel surcharge increased by $10.4 million, or 3.2%, to $340.1 million for the nine months ended March 31, 2011, from $329.7 million for the nine months ended March 31, 2010. This increase was primarily attributable to revenue per loaded mile increasing to $1.479 for the nine months ended March 31, 2011, from $1.397 for the nine months ended March 31, 2010 offset by a decrease in loaded miles to 186.4 million for the nine months ended March 31, 2011, from 196.2 million in the nine months ended March 31, 2010. This increase in revenue was the result of rate increases we were able to implement given the favorable switch in capacity and demand in the industry. This combination of factors resulted in a market increase in average revenue per seated tractor per week, which is our primary measure of asset productivity, to $2,852 for the nine months ended March 31, 2011, from $2,785 for the nine months ended March 31, 2010.

Fuel surcharge revenue increased to $68.9 million for the nine months ended March 31, 2011 from $54.8 million for the nine months ended March 31, 2010.

In discussing our results of operations, we use revenue before fuel surcharge ("revenue") and fuel, net of fuel surcharge, because we believe that eliminating the impact of the sometimes volatile source of revenue affords more consistent basis for comparing our results of operations from period to period.

Salaries, wages, and employee benefits were $112.3 million, or 33.0% of revenue, for the nine months ended March 31, 2011, compared to $116.9 million, or 35.5% of revenue, for the nine months ended March 31, 2010. These decreases were the result of a decrease in driver payroll related to a decrease in company miles and a decrease in medical claims expense, offset by slight increases in salaries and wages expense and increases in recruiting expenses.

Fuel expenses, net of fuel surcharge, decreased to $30.0 million, or 8.8% of revenue, for the nine months ended March 31, 2011, compared to $37.0 million, or 11.2% of revenue, for the nine months ended March 31, 2010. This cost decrease was attributable to a decrease in total miles and our continued improvement in our average miles per gallon, which were partially offset by the average Department of Energy fuel price increasing $0.51 per gallon for the nine months ended March 31, 2011 and the lag in surcharge collection when fuel prices are rapidly increasing. We expect that our continued efforts to reduce idling, operate more fuel-efficient tractors, and implement locking in fuel hedges when appropriate will continue to have a positive impact on our miles per gallon; however, we expect this positive impact to be partially offset by increasing costs per gallon, lower fuel economy on EPA-mandated new engines, and the use of more costly ultra-low sulfur diesel fuel.

Purchased transportation increased to $76.7 million, or 22.5% of revenue, for the nine months ended March 31, 2011, from $58.8 million, or 17.8% of revenue, for the nine months ended March 31, 2010. These increases are primarily related to an increase in independent contractor miles to 38.4 million for the nine months ended March 31, 2011 compared to 28.5 million miles for the nine months ended March 31, 2010. Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile. In addition, third party logistic expenses for LTL and intermodal transportation have increased as we continue to increase the use of those providers.  We expect purchased transportation to increase as we increase the number of independent contractors in our fleet and continue to increase our purchased transportation for brokerage and intermodal transportation.

Revenue equipment rentals decreased to $19.8 million, or 5.8% of revenue, for the nine months ended March 31, 2011, compared to $27.2 million, or 8.2% of revenue, for the nine months ended March 31, 2010. At March 31, 2011, 1,474 tractors were held under operating leases, compared to 1,934 tractors at March 31, 2010. These decreases were also related to the increase in leases from our Quality Equipment Leasing division (which relates to drivers who lease tractors from us and drive for other companies). We expect our revenue equipment rental to decrease as a percentage of freight revenue going forward.

Operations and maintenance increased to $30.5 million, or 9.0% of revenue, for the nine months ended March 31, 2011, from $27.0 million, or 8.2% of revenue, for the nine months ended March 31, 2010. Operations and maintenance consist of direct operating expense, maintenance, and tire expense. These increases in the nine months ended March 31, 2011 are primarily related to increases in costs associated with tractor maintenance from the new CSA 2010 implementation and as tractors under warranty have declined, tire expense and net maintenance expense for our Quality Equipment Leasing division increased. We expect our operations and maintenance expense to be similar to the current level going forward, subject to implementation of CSA 2010 that may impact these expenses.

Insurance and claims expense increased to $14.8 million, or 4.4% or revenue for the nine months ended March 31, 2011, compared to $11.3 million, or 3.4% of revenue for the nine months ended March 31, 2010. These increases relate to a workers' compensation case being reserved to full exposure prior to reinsurance for a total in the period of $1.0 million. We also expensed a liability accident to full exposure prior to reinsurance for a total of $1.5 million.  Insurance consists of premiums for liability, physical damage, cargo damage, and workers' compensation insurance, in addition to claims expense. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume. Insurance and claims expense will vary based primarily on the frequency and severity of claims, the level of self-retention, and the premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased to $22.7 million, or 6.7% of revenue, for the nine months ended March 31, 2011, compared to $23.0 million, or 7.0% of revenue, for the nine months ended March 31, 2010. These decreases were primarily attributable to a gain on the sale of equipment, which include expenses to prepare the equipment for sale, whereas there was a loss in the nine months ended March 31, 2010. In addition, depreciation on the owned revenue equipment has increased in the nine months ended March 31, 2011 compared to the previous comparable period.  Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of income in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses. Accordingly, we have not provided a detailed discussion of such expenses.

Income from the sale of a majority interest in a subsidiary was $4.1 million in the nine months ended March 31, 2011. In February 2011, we entered into a joint venture by selling 65% of TruckersB2B to an unrelated third party. Approximately $2.6 million of the gain related to the fair market valuation of Celadon’s continuing 35% ownership, and this asset is recognized as investment in joint venture on the balance sheet.

Income taxes increased to $7.9 million, with an effective tax rate of 46.1%, for the nine months ended March 31, 2011, from $3.8 million, with an effective tax rate of 66.3%, for the nine months ended March 31, 2010. As pre-tax net income increases, our non-deductible expenses, such as per diem expense, have a lesser impact on our effective rate. In such event, we would expect our effective tax rate to decrease.

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

On December 7, 2010, the Company entered into a new $50 million five-year revolving credit facility agented by Bank of America, N.A. The facility refinanced the Company’s existing credit facility and provides for ongoing working capital needs and general corporate purposes. Bank of America, N.A. served as the lead arranger in the facility and Wells Fargo Bank, N.A. also participated in the new facility. At March 31, 2011, we were authorized to borrow up to $50.0 million under this revolving line of credit, which expires December 7, 2015. The applicable interest rate under this agreement is based on either a base rate equal to the greater of the Bank of America, N.A.’s prime rate or LIBOR plus an applicable margin between 0.75% and 1.125% that is adjusted quarterly based on the Company’s lease adjusted total debt to EBITDAR ratio. At March 31, 2011, we had no outstanding borrowings related to our credit facility and $0.4 million utilized for letters of credit. We are obligated to comply with certain financial covenants under our credit agreement and we were in compliance with these covenants at March 31, 2011.

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

Cash Flows

Net cash provided by operations for the nine months ended March 31, 2011 was $31.2 million, relatively consistent compared to cash provided by operations of $32.6 million for the nine months ended March 31, 2010. Cash provided by operations was relatively unchanged due to an increase in net income and an increase in prepaid expenses and other assets offset by a decrease in trade receivables.

Net cash used in investing activities was $8.1 million for the nine months ended March 31, 2011, compared to net cash used in investing activities of $13.4 million for the nine months ended March 31, 2010. Cash used in investing activities includes the net cash effect of acquisitions and dispositions of revenue equipment during each period in addition to proceeds from the sale of a majority interest in a subsidiary. Capital expenditures for equipment totaled $45.2 million for the nine months ended March 31, 2011, and $43.3 million for the nine months ended March 31, 2010. We generated proceeds from the sale of property and equipment of $32.0 million and $29.8 million for the nine months ended March 31, 2011, and March 31, 2010, respectively.

Net cash used in financing activities was $22.2 million for the nine months ended March 31, 2011, compared to $11.4 million for the nine months ended March 31, 2010. The increase in cash used for financing activities was primarily due to an increase in payments of capital lease obligations. Financing activity represents borrowings (new borrowings, net of repayment) and payments of the principal component of capital lease obligations.

Contractual Obligations

As of March 31, 2011, our operating leases, capitalized leases, other debts, and future commitments have stated maturities or minimum annual payments as follows:

	Annual Cash Requirements
	As of March 31, 2011
	(in thousands)
	Payments Due by Period
		Less			More
		than	1-3	3-5	than
	Total	1 year	years	Years	5 years

Operating leases	$64,769	$30,207	$23,560	$5,606	$5,396
Lease residual value guarantees	76,349	22,950	43,572	8,004	1,823
Capital leases(1)	12,981	11,075	1,906
Long-term debt(1)	114	114
Sub total	$154,213	$64,346	$69,038	$13,610	$7,219

Future purchase of revenue equipment	$50,946	$2,652	$10,609	$20,040	$17,645
Employment and consulting agreements(2)	700	700
Standby letters of credit	438	438

Total	$206,297	$68,136	$79,647	$33,650	$24,864

(1)	Includes interest
(2)
The amounts reflected in the table do not include amounts that could become payable to our Chief Executive Officer and Chief Operating Officer under certain circumstances if their employment by the Company is terminated.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for our revenue equipment. Our operating leases include some under which we do not guarantee the value of the asset at the end of the lease term ("walk-away leases") and some under which we do guarantee the value of the asset at the end of the lease term ("residual value"). Therefore, we are subject to the risk that equipment values may decline, in which case we would suffer a loss upon disposition and be required to make cash payments because of the residual value guarantees. We were obligated for residual value guarantees related to operating leases of $76.3 million at March 31, 2011, compared to $92.5 million at March 31, 2010. We believe that any residual payment obligations will be satisfied by the value of the related equipment at the end of the lease. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We anticipate that going forward we will use a combination of cash generated from operations and operating leases to finance tractor purchases and operating leases to finance trailer purchases.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America require that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes. Management bases it estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that affect, or could affect our financial statements materially and involve a significant level of judgment by management. The accounting policies we deem most critical to use include revenue recognition, allowance for doubtful accounts, depreciation, claims accrual, and accounting for income taxes. There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2011, compared to those disclosed in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operation," included in our 2010 Annual Report on Form 10-K.

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

Interest Rate Risk. We are exposed to interest rate risk principally from our primary credit facility. At March 31, 2011, we did not have any debt outstanding related to our credit facility and therefore had no market risk related to debt.

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

Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third party transactions. At March 31, 2011, we had outstanding foreign exchange derivative contracts in notional amounts of $4.5 million with a fair value of these contracts approximately $0.3 million more than the original contract value. Derivative gains/(losses), initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.

Assuming revenue and expenses for our Canadian operations identical to that in the third quarter of fiscal 2011 (both in terms of amount and currency mix), we estimate that a $0.01 decrease in the Canadian dollar exchange rate would reduce our annual net income by approximately $121,000. Also, we estimate that a $0.01 decrease in the Mexican peso exchange rate would reduce our annual net income by approximately $113,000.

Commodity Price Risk. Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability. Fuel is subject to economic, political, and market factors that are outside of our control. We believe fuel surcharges are effective at mitigating most, but not all, of the risk of high fuel price because we do not recover the full amount of fuel price increases. In July 2010, we entered into contracts to hedge up to 0.6 million gallons per month for up to one year. At March 31, 2011, we had outstanding contracts in place for a notional amount of $5.7 million with a fair value of these contracts approximately $2.6 million more than the original contract value. Derivative gains/(losses), initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.

Item 4.                      Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company has carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of the Company's management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. There were no changes in the Company's internal control over financial reporting that occurred during the third quarter of fiscal 2011 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On August 8, 2007, the 384th District Court of the State of Texas situated in El Paso, Texas, rendered a judgment against CTSI, for approximately $3.4 million in the case of Martinez v. Celadon Trucking Services, Inc., which was originally filed on September 4, 2002. The case involves a workers' compensation claim of a former employee of CTSI who suffered a back injury as a result of a traffic accident. CTSI and the Company believe all actions taken were proper and legal and contend that the proper and exclusive place for resolution of this dispute was before the Indiana Workers' Compensation Board. In October 2007, CTSI posted an appeal bond and filed an appeal of this decision to the Texas Court of Appeals. The ATA Litigation Center filed an amicus brief in support of our position with the Texas Court of Appeals. Oral arguments on this case were held February 18, 2010. Celadon argued its case before the Texas Court of Appeals and on March 24, 2010, the Texas Court of Appeals reversed the judgment and dismissed Martinez’ suit in its entirety finding that the Indiana Workers Compensation Board had exclusive jurisdiction over this dispute.  The Plaintiff filed a petition to appeal with the Texas Supreme Court in an attempt to reverse the Texas Court of Appeals’ decision by the extended deadline to file granted to them of October 15, 2010. On December 17, 2010, the Texas Supreme Court denied Martinez’ petition for a review of the Texas Court of Appeals decision.  Martinez had until January 31, 2011, to request a rehearing of the Texas Supreme Court’s decision.  There will be no rehearing and the matter has been concluded.

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

4.2	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K filed with the SEC on July 3, 2006.)
10.25	Separation Agreement, General Release, and Non-Competition, Non-Disclosure, and Non-Solicitation Agreement dated January 21, 2011 by and between the Company and Chris Hines.*
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer.*
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by William Meek, the Company's Principal Financial Officer.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by William Meek, the Company's Principal Financial Officer.*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Celadon Group, Inc. (Registrant)

/s/ William Meek
William Meek
Principal Financial Officer, Vice President, and Treasurer

/s/ Bart Middleton
Bart Middleton
Principal Accounting Officer and Vice President

Date: May 2, 2011

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

4.2	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K filed with the SEC on July 3, 2006.)
10.25	Separation Agreement, General Release, and Non-Competition, Non-Disclosure, and Non-Solicitation Agreement dated January 21, 2011 by and between the Company and Chris Hines.*
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer.*
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by William Meek, the Company's Principal Financial Officer.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by William Meek, the Company's Principal Financial Officer.*

* Filed herewith