Form 10-K
period 2011-06-30
CELADON GROUP INC
filed 2011-09-02
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011
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

period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days.	☒Yes	☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405

of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).	☐Yes	☐No

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

On December 31, 2010, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock ($0.033 par value) held by non-affiliates (19,836,599 shares) was approximately $293 million based upon the reported last sale price of the common stock on that date. The exclusion from such amount of the market value of shares of common stock owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.

The number of outstanding shares of the registrant's common stock as of the close of business on August 24, 2011 was 22,522,237.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of Form 10-K - Portions of Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders

CELADON GROUP, INC.
FORM 10-K

PART I

Disclosure Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain statements contained in this Form 10-K and those portions of the 2011 Proxy Statement incorporated by reference may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, involve known and unknown risks, uncertainties and other factors which may cause the actual results, events, performance, or achievements of the Company to be materially different from any future results, events, performance, or achievements expressed or implied by such forward-looking statements. Words such as "anticipates," "estimates," "expects," "projects," "intends," "plans," "believes," and words or terms of similar substance used in connection with any discussion of future operating results, financial performance, or business plans identify forward-looking statements. All forward-looking statements reflect our management's present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. While it is impossible to identify all factors that may cause actual results to differ, the risks and uncertainties that may affect the Company's business, performance, and results of operations include the factors discussed in Item 1A of this report. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-K.

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

Item 1.                 Business

Introduction

We are one of North America's twenty largest truckload carriers as measured by revenue. We generated $556.7 million in operating revenue during our fiscal year ended June 30, 2011. We have grown significantly since our incorporation in 1986 through internal growth and a series of acquisitions since 1995. As a dry van truckload carrier, we generally transport full trailer loads of freight from origin to destination without intermediate stops or handling. Our customer base includes Fortune 500 shippers such as Alcoa, Carrier Corporation, General Electric, International Truck & Engine, John Deere, Kohler Company, Philip Morris, Phillips Lighting, Proctor & Gamble, and Wal-Mart.

In our international operations, we offer time-sensitive transportation in and between the United States and its two largest trading partners, Mexico and Canada. We generated approximately 44% of our revenue in fiscal 2011 from international movements, and we believe our annual border crossings make us the largest provider of international truckload movements in North America. We believe that our strategically located terminals and experience with the language, culture, and border crossing requirements of each North American country provide a competitive advantage in the international trucking marketplace.

We believe our international operations, particularly those involving Mexico, offer an attractive business niche for several reasons. The additional complexity and the need to establish cross-border business partners and to develop a strong organization and an adequate infrastructure in Mexico afford some barriers to competition that are not present in traditional U.S. truckload service.  Information regarding our revenue derived from foreign customers and long-lived assets located in foreign countries is set forth in Note 10 to the consolidated financial statements filed as part of this report.

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

•
Operating a modern fleet to reduce maintenance costs and improve safety and driver retention. We believe that updating our tractor fleet has produced several benefits, including enhanced safety, driver recruitment, and retention. We have taken an important step toward modernizing our fleet. We shortened the replacement cycle for our tractors from four years to three years. This trade policy has allowed us to recognize significant benefits over the past few years because maintenance and tire expenses increase significantly for tractors beyond the third year of operation, as wear and tear increases and some warranties expire.

•
Continuing our emphasis on service, safety, and technology. We offer just-in-time, time-definite, and other premium transportation services to meet the expectations of our service-oriented customers. We believe that targeting premium service freight permits us to obtain higher rates, build long-term, service-based customer relationships, and avoid competition from railroad, intermodal, and trucking companies that compete primarily on the basis of price. We believe our recent safety record has been among the best in our industry. In May 2009 we were awarded the Indiana Motor Truck Associations Large Fleet Safety Award for the fourth time in five years. We have made significant investments in technologies that are intended to reduce costs, afford a competitive advantage with service-sensitive customers, be environmentally friendly, and promote economies of scale. Examples of these technologies are Qualcomm satellite-based tracking and communications systems, our proprietary CelaTrac system that enables customers to track shipments and access other information via the Internet, and document imaging.

•
Maintaining our leading position in cross-border truckload shipments while offering diversified, nationwide transportation services in the U.S. We believe our strategically located terminals and experience with the languages, cultures, and border crossing requirements of all three North American countries provide us with competitive advantages in the international trucking marketplace. As a result of these advantages, we believe we are the industry leader in cross-border movements between North American countries. These cross-border shipments, which comprised 44% of our revenue in fiscal 2011, are balanced by a strong and growing business with domestic freight from service-sensitive customers.

•
Seeking strategic acquisitions to broaden our existing domestic operations. We have made twelve trucking company acquisitions since 1995 and continue to evaluate acquisition candidates. Our current acquisition strategy is focused on broadening our domestic operations through the addition of carriers that improve our lane density, customer diversity, and service offerings.

Other Services

Celadon Dedicated Services. Through Celadon Dedicated Services, we provide warehousing and trucking services. Our warehouse facilities are located near our customers' manufacturing plants. We also transport the manufacturing component parts to our warehouses and sequence those parts for our customers. We then transport completed units from our customers' plants.  In conjunction with our warehousing services, we offer less-than-truckload services to all our customers.

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

Customers

We target large service-sensitive customers with time-definite delivery requirements throughout the United States, Canada, and Mexico. Our customers frequently ship in the north-south lanes (i.e., to and from locations in Mexico and locations in the United States and Eastern Canada). The sales personnel in our offices work to source northbound and southbound transport, in addition to other transportation solutions. We currently service approximately 1,700 customers. Our premium service to these customers is enhanced by the ability to provide significant trailer capacity where needed, state-of-the-art technology, well-maintained tractors and trailers, and 24/7 dispatch and reporting services. The principal types of freight transported include tobacco, consumer goods, automotive parts, various home products and fixtures, lawn tractors and assorted equipment, light bulbs, and various parts for engines.

No customer accounted for more than 10% of our total revenue during any of our three most recent fiscal years.

Drivers and Personnel

At June 30, 2011, we employed 3,478 persons, of whom 2,414 were drivers, 226 were truck maintenance personnel, 540 were administrative personnel, and 298 were dedicated services personnel. None of our U.S. or Canadian employees are represented by a union or a collective bargaining unit.

Driver recruitment, retention, and satisfaction are essential components of our success. Historically, competition to recruit and retain drivers has been intense in the trucking industry. In the past, there has been a shortage of qualified drivers in the industry. Although the recent recession eased this competition and minimized the shortage, as the economy slowly recovers and volumes and pricing return to historical levels, we have seen the competition for qualified drivers intensify. In addition, Federal Motor Carrier Safety Administration's ("FMCSA") new Comprehensive Safety Analysis 2010 ("CSA 2010") has caused the competition for qualified drivers to intensify. Drivers are selected in accordance with specific guidelines, relating primarily to safety records, driving experience, and personal evaluations, including a physical examination and mandatory drug testing. Our drivers attend an orientation program and ongoing driver efficiency and safety programs. An increase in driver turnover can have a negative impact on our results of operations.

Independent contractors are utilized through a contract with us to supply one or more tractors and drivers for our use. Independent contractors must pay their own tractor expenses, fuel, maintenance, and driver costs and must meet our specified guidelines with respect to safety. A lease-purchase program offered by the company provides independent contractors the opportunity to lease-to-own a tractor. As of June 30, 2011, there were 423 independent contractors providing a combined 16.1% of our tractor capacity.

Revenue Equipment

Our equipment strategy is to utilize late-model tractors and high-capacity trailers, actively manage equipment throughout its life cycle, and employ a comprehensive service and maintenance program.

We have determined that the average annual cost of maintenance and tires for tractors in our fleet rises substantially after the first three years due to a combination of greater wear and tear and the expiration of some warranty coverages. We believe these costs rise late in the trade cycle for our trailers as well. We anticipate that we will achieve ongoing savings in maintenance and tire expense by replacing tractors and trailers more often. In addition, we believe operating newer equipment will enhance our driver recruiting and retention efforts. Accordingly, we seek to manage our tractor trade cycle to approximately three years and our trailer trade cycle to approximately seven years.

The average age of our owned and leased tractors and trailers was approximately 1.9 years and 5.5 years, respectively, at June 30, 2011. We utilize a comprehensive maintenance program to minimize downtime and control maintenance costs. Centralized purchasing of spare parts and tires, and centralized control of over-the-road repairs are also used to control costs.

Fuel

We purchase the majority of our fuel through a network of over 1,924 fuel stops throughout the United States and Canada. We have negotiated discounted pricing based on certain volume commitments with these fuel stops. We maintain bulk-fueling facilities in Indianapolis, Laredo, and Kitchener, Ontario to further reduce fuel costs.

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

In addition, the engines used in our newer tractors are subject to emissions control regulations issued by the EPA. The regulations require progressive reductions in exhaust emissions from diesel engines for 2007 through 2010. On May 21, 2010, President Obama signed an executive memorandum directing the National Highway Traffic Safety Administration and the EPA to develop new, stricter fuel efficiency standards for heavy trucks, beginning in 2014. On August 9, 2011, the EPA released standards that will require an approximately 20% improvement in fuel economy by 2018 and reduced carbon-dioxide emissions. In December 2008, California adopted new performance requirements for diesel trucks, with targets to be met between 2011 and 2023, and California also has adopted aerodynamics requirements for certain trailers. These regulations, as well as proposed regulations or legislation related to climate change that potentially impose restrictions, caps, taxes, or other controls on emissions of greenhouse gas, could adversely affect our operations and financial results.  In addition, increasing efforts to control emissions of greenhouse gases are likely to have an impact on us. The EPA has announced a finding relating to greenhouse gas emissions that may result in promulgation of greenhouse gas emission limits. Compliance with such regulations has increased the cost of new tractors, could impair equipment productivity, lower fuel mileage, and increase our operating expenses.  These adverse effects, combined with the uncertainty as to the reliability of the new diesel engines and the residual values of these vehicles, could materially increase our costs or otherwise adversely affect our business or operations.

On December 20, 2010, the FMCSA issued a Notice of Proposed Rulemaking that would place additional limits on the time drivers may operate a commercial motor vehicle. Among the proposed revisions is a provision that all driving time must be completed within a 14-hour period and that timeframe must include at least a one-hour break. The proposal also provides that the 34-hour restart may only be used once per week and must include two periods between midnight and six a.m. The rule also contemplates reducing the maximum driving time in a 24-hour period from 11 hours to 10 hours. The initial public comment period on the proposal closed on March 4, 2011. The FMCSA reopened the public comment period in May and extended it until June 8, 2011. A Final Rule is expected to be published in October 2011.

We are unable to predict what form the new rules may take, how a court may rule on such challenges to such rules, and to what extent the FMCSA might attempt to materially revise the rules under the current presidential administration.  On the whole, however, we believe any modifications to the current rules will decrease productivity and cause some loss of efficiency, as drivers and shippers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed or engaged, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured.

The FMCSA’s new CSA 2010 initiative introduced a new enforcement and compliance model, which implements driver standards in addition to the carrier standards currently in place.  Under the new regulations, the methodology for determining a carrier's DOT safety rating has been expanded to include the on-road safety performance of the carrier's drivers.  As a result of these new regulations, including the expanded methodology for determining a carrier's DOT safety rating, there may be an adverse effect on our DOT safety rating.  A conditional or unsatisfactory DOT safety rating could adversely affect our business, because some of our customer contracts may require a satisfactory DOT safety rating.  The new regulations may also result in a reduced number of eligible drivers.  If current or potential drivers are eliminated due to the Comprehensive Safety Analysis 2010 initiative, we may have difficulty attracting and retaining qualified drivers.

The FMCSA also is considering revisions to the existing rating system and the safety labels assigned to motor carriers evaluated by the DOT. We currently have a satisfactory DOT rating, which is the highest available rating under the current safety rating scale. Under the revised rating system being considered by the FMCSA, our safety rating would be evaluated more regularly, and our safety rating would reflect a more in-depth assessment of safety-based violations.

Finally, the FMCSA has proposed new rules that will require nearly all carriers, including us, to install and use electronic, on-board recorders in our tractors to electronically monitor truck miles and enforce hours-of-service. We have begun the process of installing electronic on-board recorders in all of our tractors. Such installation could cause an increase in driver turnover, adverse information in litigation, and cost increases.

The Transportation Security Administration ("TSA") has adopted regulations that require determination by the TSA that each driver who applies for or renews his or her license for carrying hazardous materials is not a security threat.  This could reduce the pool of qualified drivers, which could require us to increase driver compensation, limit our fleet growth, or result in trucks sitting idle.  These regulations also could complicate the matching of available equipment with hazardous material shipments, thereby increasing our response time on customer orders and our non-revenue miles.  As a result, it is possible we could fail to meet the needs of our customers or could incur increased expenses to do so.

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

We are also responsible for administrative expenses, for each occurrence involving personal injury or property damage. We are also self-insured for the full amount of all our physical damage losses, for workers' compensation losses up to $1.0 million per claim, and for cargo claims generally up to $100,000 per shipment. Subject to these self-insured retention amounts, our current workers' compensation policy provides coverage up to a maximum per claim amount of $10.0 million, and our current cargo loss and damage coverage provides coverage up to $1.0 million per shipment. We maintain separate insurance in Mexico consisting of bodily injury and property damage coverage with deductibles.

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

A significant portion of our revenue is generated from our major customers. For 2011, our top 10 customers, based on revenue, accounted for approximately 22.7% of our revenue. We do not expect this percentage to change materially for 2012. Generally, we do not have long term contractual relationships with our major customers, and we cannot assure you that our customers will continue to use our services or that they will continue at the same levels. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

Our revenue growth may not continue at historical rates, which could adversely affect our stock price.

We experienced significant growth in revenue between 2002 and 2008. In light of the weakened economy and freight environment, our revenue for 2009 was less than the previous year, but in 2010 and 2011, our revenue has begun to rebound. We have taken strategic steps to offset portions of these revenue reductions by reducing costs and concentrating on increased fuel efficiency. We can provide no assurance that our operating margins will not be further adversely affected by these changes in economic conditions. Slower or less profitable growth could adversely affect our stock price.

Increases in driver compensation or difficulty in attracting and retaining drivers could affect our profitability and ability to grow.

The trucking industry experiences substantial difficulty in attracting and retaining qualified drivers, including independent contractors. In the past, because of the shortage of qualified drivers, the availability of alternative jobs, and intense competition for drivers from other trucking companies, we have faced difficulty increasing the number of our drivers and may continue to in the future. In addition, due to the recent economic conditions, including the cost of fuel, insurance, and tractors, the available pool of independent contractor drivers has been declining. Regulatory requirements, including the CSA 2010 initiative (discussed below), proposed hours-of-service revisions (discussed below), and any improvement in the economy could reduce the number of available drivers and force us to pay more to attract and retain drivers and independent contractors. Further, the compensation we offer our drivers and independent contractors is subject to market conditions, and we may find it necessary to increase driver and independent contractor compensation in future periods. In addition, we suffer from a high turnover rate of drivers; although our turnover rate is lower than the industry average. A high turnover rate requires us to continually recruit a substantial number of drivers in order to operate existing revenue equipment. If we are unable to continue to attract and retain a sufficient number of drivers and independent contractors, we could be required to adjust our compensation packages, let trucks sit idle, or operate with fewer trucks and face difficulty meeting shipper demands, all of which would adversely affect our growth and profitability.

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

The DOT, through the FMCSA, imposes safety and fitness regulations on us and our drivers. On July 24, 2007, a federal appeals court vacated portions of the existing rules relating to drivers' hours of service. Two of the key portions that were vacated include the expansion of the driving day from 10 hours to 11 hours, and the "34 hour restart" requirement that drivers must have a break of at least 34 consecutive hours during each week. In November 2008, following the submission of additional data by FMCSA and several appeals and court rulings, FMSCA published its final rule, retaining the 11 hour driving day and the 34-hour restart.  However, advocacy groups have continued to challenge the final rule and on October 26, 2009, the FMCSA agreed pursuant to a settlement agreement with certain advocacy groups that the Final Rule on drivers' hours-of-service would not take effect pending the publication of a new Notice of Proposed Rulemaking. Under the settlement agreement, the FMCSA will submit the draft Notice of Proposed Rulemaking to the Office of Management and Budget by July 2010 and the FMCSA will issue a Final Rule by 2012. On December 20, 2010, the FMCSA issued a Notice of Proposed Rulemaking that would place additional limits on the time drivers may operate a commercial motor vehicle. Among the proposed revisions is a provision that all driving time must be completed within a 14-hour period and that timeframe must include at least a one-hour break. The proposal also provides that the 34-hour restart may only be used once per week and must include two periods between midnight and six a.m. The rule also contemplates reducing the maximum driving time in a 24-hour period from 11 hours to 10 hours. The initial public comment period on the proposal closed on March 4, 2011. The FMCSA reopened the public comment period in May and extended it until June 8, 2011. A Final Rule is expected to be published in October 2011. The current hours-of-service rules, adopted in 2005, will remain in effect during the rulemaking proceedings. We are unable to predict what form the new hours-of-service rules may take, how a court may rule on challenges to such rules, and to what extent the FMCSA might attempt to materially revise the rules.  On the whole, however, we believe that any modifications to the current rules may decrease productivity and cause some loss of efficiency, as drivers and shippers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed or engaged, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured. We are also unable to predict the effect of any new rules that might be proposed if the issued rule is stricken by a court, but any such proposed rules could increase costs in our industry or decrease productivity.

The FMCSA's CSA 2010 initiative introduced a new enforcement and compliance model, which implements driver standards in addition to the carrier standards currently in place.  Under the new regulations, the methodology for determining a carrier's DOT safety rating will be expanded to include the on-road safety performance of the carrier's drivers. The new regulations were implemented in the second half of 2010.  As a result of these new regulations, including the expanded methodology for determining a carrier's DOT safety rating, there may be an adverse effect on our DOT safety rating.  We currently have a satisfactory DOT rating, which is the highest available rating.  A conditional or unsatisfactory DOT safety rating could adversely affect our business because some of our customer contracts may require a satisfactory DOT safety rating, and a conditional or unsatisfactory rating could negatively impact or restrict our operations.

The FMCSA’s CSA 2010 implemented a new enforcement and compliance model that ranks both fleets and individual drivers on certain safety-related standards.  As discussed more fully below, CSA 2010 may reduce the number of eligible drivers and/or negatively impact our fleet ranking.

Additionally, the FMCSA has proposed new rules that will require nearly all carriers, including us, to install and use electronic, on-board recorders in our tractors to electronically monitor truck miles and enforce hours-of-service. We have begun the process of installing electronic on-board recorders in all of our tractors. Such installation could cause an increase in driver turnover, adverse information in litigation, and cost increases.

The EPA adopted emissions control regulations that require progressive reductions in exhaust emissions from diesel engines manufactured on or after October 1, 2002.  More stringent reductions became effective on January 1, 2007 for engines manufactured on or after that date, and further reductions became effective on January 1, 2010.  On May 21, 2010, President Obama signed an executive memorandum directing the National Highway Traffic Safety Administration and the EPA to develop new, stricter fuel efficiency standards for heavy trucks, beginning in 2014. On August 9, 2011, the EPA released standards that will require an approximately 20% improvement in fuel economy by 2018 and reduced carbon-dioxide emissions. Compliance with such regulations will increase the cost of new tractors, could impair equipment productivity and increase our operating expenses.  These adverse effects, combined with the uncertainty as to the reliability of the new diesel engines and the residual values of these vehicles, could materially increase our costs or otherwise adversely affect our business or operations.

The TSA has adopted regulations that require the TSA to determine that each driver who renews his or her hazardous materials license or applies for a new hazardous materials license is not a security threat. This could reduce our available pool of hazardous materials drivers, and cause us to incur more costs related to driver compensation.  We may experience difficulty in matching available drivers and equipment with hazardous materials shipments, which could cause delivery failures or increased non-revenue miles to re-position drivers for these loads.

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

CSA 2010 could adversely affect our profitability and operations, our ability to maintain or grow our fleet, and our customer relationships.

Under CSA 2010, drivers and fleets are evaluated and ranked based on certain safety-related standards. The methodology for determining a carrier’s DOT safety rating has been expanded to include the on-road safety performance of the carrier’s drivers. As a result, certain current and potential drivers may no longer be eligible to drive for us, our fleet could be ranked poorly as compared to our peers, and our safety rating could be adversely impacted.  Failure to cure such deficiencies, or the occurrence of future deficiencies could cause high-quality drivers to seek other carriers or could cause our customers to direct their business away from us and to carriers with higher fleet rankings, either of which would adversely affect our results of operations.  Additionally, competition for drivers with favorable safety ratings may increase and thus provide for increases in driver related compensation costs.

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

Fuel is one of our largest operating expenses. Diesel fuel prices fluctuate greatly due to economic, political, climatic, and other factors beyond our control. Fuel is also subject to regional pricing differences and often costs more on the West Coast, where we have significant operations. From time-to-time we have used fuel surcharges, hedging contracts, and volume purchase arrangements to attempt to limit the effect of price fluctuations. Although we seek to recover a portion of the short-term increases in fuel prices from customers through fuel surcharges, these arrangements do not fully offset the increase in the cost of diesel fuel and also may result in us not receiving the full benefit of any fuel price decreases. We have fuel hedging contracts in place covering a small percentage of our estimated fuel purchases. We may be forced to make cash payments under the hedging arrangements. Based on current market conditions we have decided to limit our hedging and purchase commitments, but we continue to evaluate such measures. The absence of meaningful fuel price protection through these measures, fluctuations in fuel prices, or a shortage of diesel fuel, could materially and adversely affect our results of operations.

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

Our success is dependent upon the success of our operations in Mexico and Canada, and we are subject to risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of the countries in which we do business, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and United States export and import laws, and social, political, and economic instability. Additional risks associated with our foreign operations, including restrictive trade policies and imposition of duties, taxes, or government royalties by foreign governments, are present but largely mitigated by the terms of NAFTA. The recent agreement permitting cross border movements for both United States and Mexican based carriers into the United States and Mexico presents additional risks in the form of increased competition and the potential for increased congestion on our cross border lanes. In addition, we could be subject to additional regulatory risks related to the use of Mexican drivers through our Mexico subsidiary for shipments into the United States.

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

On May 21, 2010, President Obama signed an executive memorandum directing the National Highway Traffic Safety Administration and the EPA to develop new, stricter fuel efficiency standards for heavy trucks, beginning in 2014. On August 9, 2011, the EPA released standards that will require an approximately 20% improvement in fuel economy by 2018 and reduced carbon-dioxide emissions. Compliance with such regulations will increase the cost of new tractors, could impair equipment productivity, lower fuel mileage, and increase our operating expenses.  These adverse effects, combined with the uncertainty as to the reliability of the new diesel engines and the residual values of these vehicles, could materially increase our costs or otherwise adversely affect our business or operations.

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

We are highly dependent upon the services of certain key employees, including, but not limited to: Stephen Russell, our Chairman of the Board and Chief Executive Officer; Paul Will, our Vice Chairman of the Board, President, and Chief Operating Officer; and Jonathan Russell, President of Asset Light Business Units. Although we have an employment agreement with Mr. Stephen Russell and a separation agreement with Mr. Will and Mr. Jonathan Russell, the loss of their services could negatively impact our operations and future profitability.

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
Little Rock, AR (Leased)
Richmond, VA (Leased)

Our executive and administrative offices occupy four buildings located on 40 acres of property in Indianapolis, Indiana. The Indianapolis, Laredo, and Kitchener terminals include administrative functions, lounge facilities for drivers, parking, fuel, maintenance, and truck washing facilities. Both of our segments use the Indianapolis facility and we have adequate space for the functions performed at our headquarters. With the exception of the warehouses listed below which are utilized exclusively by our asset light business segment, all of our other owned and leased facilities are utilized primarily by our asset-based segment. We have warehouses for our asset light business units in the following cities:

United States
Battleboro, NC (Leased)
Franklin, IN (Leased)
Janesville, WI (Leased)
Jonesville, IN (Owned)
Seymour, IN (Leased)

Item 3.                 Legal Proceedings

See discussion under "Cargo Liability, Insurance, and Legal Proceedings" in Item 1, and Note 8 to the consolidated financial statements, "Commitments and Contingencies."

Item 4.                 Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2011.

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

Fiscal 2010	High	Low
Quarter ended September 30, 2009	$12.49	$7.65
Quarter ended December 31, 2009	$12.20	$8.60
Quarter ended March 31, 2010	$14.38	$9.50
Quarter ended June 30, 2010	$15.99	$12.54

Fiscal 2011
Quarter ended September 30, 2010	$16.52	$11.11
Quarter ended December 31, 2010	$15.95	$12.90
Quarter ended March 31, 2011	$16.24	$14.13
Quarter ended June 30, 2011	$16.76	$12.48

On August 11, 2011, there were 349 holders of our common stock based upon the number of record holders on that date. However, we estimate our actual number of stockholders is much higher because a substantial number of our shares are held of record by brokers or dealers for their customers in street names.

Dividend Policy

We did not declare any cash dividends for the two most recently completed fiscal years. We declared a cash dividend of $0.02 per share of common stock on August 17, 2011. The dividend is payable to our shareholders of record as of September 26, 2011, and is expected to be paid on October 7, 2011. Our ability to pay cash dividends is currently limited by restrictions contained in our revolving credit facility. Future payments of cash dividends will depend on our financial condition, results of operations, capital commitments, restrictions under our then-existing debt agreements, and other factors our Board of Directors may consider relevant.

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

	2011	2010	2009	2008	2007
	(in thousands, except per share data and operating data)
Statements of Operations Data:
Freight revenue(1)	$455,447	$446,383	$408,156	$457,482	$433,012
Fuel surcharge revenue	101,247	77,109	82,182	108,413	69,680
Total revenue	556,694	523,492	490,338	565,895	502,692
Operating expense	533,212	510,151	479,448	547,097	462,592
Operating income	23,482	13,341	10,890	18,798	40,100
Interest expense, net	1,702	2,343	3,554	4,922	3,511
Other expense (income)	(4,785)	67	(227)	193	109
Income before income taxes	26,565	10,931	7,563	13,683	36,480
Provision for income taxes	11,833	6,251	5,007	7,147	14,228
Net income	$14,732	$4,680	$2,556	$6,536	$22,252
Diluted earnings per share	$0.65	$0.21	$0.12	$0.29	$0.94
Weighted average diluted shares outstanding	22,632	22,362	22,134	22,617	23,698

Balance Sheet Data (at end of period):
Net property and equipment	$132,630	$151,317	$167,142	$206,199	$207,499
Total assets	272,182	277,100	270,999	329,335	306,913
Long-term debt, revolving lines of credit, and capital lease obligations, including current maturities	2,094	35,591	48,983	102,506	94,642
Stockholders' equity	172,701	152,173	143,667	143,852	147,320

Operating Data:
For period(2):
Average revenue per loaded mile(3)	$1.482	$1.407	$1.464	$1.503	$1.534
Average revenue per total mile(3)	$1.326	$1.267	$1.307	$1.348	$1.380
Average revenue per tractor per week(3)	$2,868	$2,843	$2,597	$2,956	$3,027
Average length of haul (in miles)	913	889	907	935	960
At end of period:
Average seated line-haul tractors(4)	2,662	2,702	2,741	2,477	2,318
Average age of company tractors (in years)	1.9	1.5	1.5	1.8	1.6
Total trailers(4)	8,206	9,852	10,015	9,052	7,843
Average age of company trailers (in years)	5.5	5.7	5.0	4.1	3.8
__________________________

(1)	Freight revenue is total revenue less fuel surcharges.
(2)
Unless otherwise indicated, operating data and statistics presented in this table and elsewhere in this report are for our truckload revenue and operations and exclude revenue and operations of TruckersB2B, our Mexican subsidiary, Servicio de Transportation Jaguar, S.A. de C.V. ("Jaguar"), and our less-than-truckload, local trucking or "shuttle", brokerage, and logistics.

(3)	Excludes fuel surcharges.
(4)	Total fleet, including equipment operated by Jaguar.

Item 7.                 Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Results and Fiscal Year-End Financial Condition

For the fiscal year ended June 30, 2011, total revenue increased 6.3%, to $556.7 million from $523.5 million during fiscal 2010. Freight revenue, which excludes revenue from fuel surcharges, increased 2.0%, to $455.4 million in fiscal 2011 from $446.4 million in 2010. We generated net income of $14.7 million, or $0.65 per diluted share, for fiscal 2011 compared with net income of $4.7 million, or $0.21 per diluted share, for fiscal 2010.

We believe that an improving economy and decreased industry-wide trucking capacity in fiscal 2011 compared to fiscal 2010 were the major factors that contributed to our increase in net income.  Increased revenue per loaded mile due to the rebounding economy caused an increase in average revenue per tractor per week.  As a result, average freight revenue per loaded mile excluding fuel surcharge for 2011 increased 5.3% to $1.482 compared with $1.407 per mile in 2010. Average freight revenue per tractor per week, our main measure of asset productivity, increased to $2,868 in 2011 compared with $2,846 for 2010. This increase was due to an increase in rates. Our operating margin, excluding the effect of fuel surcharge (which is calculated as the percentage of operating expenses net of fuel surcharge over trucking revenue), improved to 94.9% for 2011 compared with 97.1% for 2010.

At June 30, 2011, our total balance sheet debt was $2.1 million and our total stockholders' equity was $172.7 million, for a total debt to capitalization ratio of 1.2%. At June 30, 2011, we had $49.6 million of available borrowing capacity under our revolving credit facility and $25.7 million of cash on hand.

Revenue

We generate substantially all of our revenue by transporting freight for our customers. Generally, we are paid by the mile or by the load for our services. We also derive revenue from fuel surcharges, loading and unloading activities, equipment detention, other trucking related services, and from warehousing services. The main factors that affect our revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, the number of tractors operating, and the number of miles we generate with our equipment. These factors relate to, among other things, the U.S. economy, inventory levels, the level of truck capacity in our markets, specific customer demand, the percentage of team-driven tractors in our fleet, driver availability, and our average length of haul.

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

Revenue Equipment

We operate 2,800 tractors and 8,206 trailers. Of our tractors at June 30, 2011, 971 were owned, 1,406 were acquired under operating leases, and 423 were provided by independent contractors, who own and drive their own tractors. Of our trailers at June 30, 2011, 3,442 were owned, 4,572 were acquired under operating leases and 192 were acquired under capital leases.

We use a combination of cash and operating leases to acquire our new tractors. Most of our new trailers are acquired with operating leases. These leases generally run for a period of three years for tractors and seven years for trailers. When we finance revenue equipment acquisitions with operating leases, rather than borrowings or capital leases, the interest component of our financing activities is recorded as an "above-the-line" operating expense on our statements of operations.

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

Outlook

Looking forward, our profitability goal is to return our operating ratio to the low 90s in the near term and subsequently achieve an operating ratio of less than 90%.  We expect this to require improvements in rate per mile and miles per tractor and decreased non-revenue miles.  Because a large percentage of our costs are variable, changes in revenue per mile affect our profitability to a greater extent than changes in miles per tractor.  For fiscal 2012, the key factors that we expect to have the greatest effect on our profitability are our freight revenue per tractor per week (which will be affected by the general freight environment, including the balance of freight demand and industry-wide trucking capacity), our compensation of drivers, our cost of revenue equipment (particularly in light of the 2010 EPA engine requirements), our fuel costs, and our insurance and claims.  To overcome cost increases and improve our margins, we will need to achieve increases in freight revenue per tractor.  Operationally, we will seek improvements in safety, driver recruiting, and retention.  Our success in these areas primarily will affect revenue, driver-related expenses, and insurance and claims expense.  Given the slowly recovering economy, we believe achieving our near term profitability goal will be difficult to achieve.

Results of Operations

The following tables set forth the percentage relationship of revenue and expense items to operating and freight revenue for the periods indicated.

	Fiscal year ended June 30,
	2011	2010	2009
Operating revenue	100%	100.0%	100.0%
Operating expenses:
Salaries, wages, and employee benefits	27.0	29.8	31.7
Fuel	24.9	23.9	25.7
Purchased transportation	19.2	15.8	11.4
Revenue equipment rentals	4.5	6.8	5.9
Operations and maintenance	7.4	6.9	7.2
Insurance and claims	3.3	3.3	2.8
Depreciation and amortization	5.2	5.7	7.2
Cost of products and services sold	0.6	1.1	1.2
Communication and utilities	0.7	0.9	1.0
Operating taxes and licenses	1.8	1.9	2.0
General and other operating	1.3	1.4	1.7

Total operating expenses	95.9	97.5	97.8

Operating income	4.1	2.5	2.2
Other expense:
Interest expense, net	0.3	0.4	0.7
Other expense (income), net	(0.9)	---	---

Income before income taxes	4.7	2.1	1.5
Provision for income taxes	2.1	1.2	1.0

Net income	2.6%	0.9%	0.5%

Freight revenue(1)	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and employee benefits	33.0	35.0	38.1
Fuel	8.2	10.8	10.7
Purchased transportation	23.4	18.5	13.7
Revenue equipment rentals	5.5	8.0	7.1
Operations and maintenance	9.0	8.1	8.7
Insurance and claims	4.0	3.8	3.4
Depreciation and amortization	6.4	6.7	8.6
Cost of products and services sold	0.8	1.3	1.4
Communication and utilities	0.9	1.1	1.2
Operating taxes and licenses	2.2	2.2	2.4
General and other operating	1.5	1.6	2.0

Total operating expenses	94.9	97.1	97.3

Operating income	5.1	2.9	2.7
Other expense:
Interest expense, net	0.4	0.5	0.9
Other expense (income), net	(1.1)	---	---

Income before income taxes	5.8	2.4	1.8
Provision for income taxes	2.6	1.4	1.2

Net income	3.2%	1.0%	0.6%
    ____________________

(1)
Freight revenue is total operating revenue less fuel surcharges. In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense. The amounts were $101.2 million, $77.1 million, and $82.2 million 2011, 2010, and 2009, respectively.

Fiscal year ended June 30, 2011, compared with fiscal year ended June 30, 2010

Total revenue increased by $33.2 million, or 6.3%, to $556.7 million for fiscal 2011, from $523.5 million for fiscal 2010. Freight revenue increased by $9.0 million, or 2.0%, to $455.4 million for fiscal 2011, from $446.4 million for fiscal 2010. This increase was primarily attributable to an increase in freight rates, due to the slowly recovering economy and reduced capacity. Average freight revenue per total mile, excluding fuel surcharge, increased to $1.326 in fiscal 2011 from $1.267 for fiscal 2010, or 4.7%. These increases were partially offset by a decrease in billed miles to 248.5 million in fiscal 2011, compared to 263.6 million in fiscal 2010. Average freight revenue per seated tractor per week, excluding fuel surcharge, which is our primary measure of asset productivity, increased to $2,868 in fiscal 2011, from $2,846 for fiscal 2010, as a result of an increase in freight rates. Our freight rates improved throughout the fiscal 2011 year. We expect our freight rates to maintain an upward trend through the end of the year as industry capacity continues to tighten.

Fuel surcharge revenue increased to $101.2 million from $77.1 million for fiscal 2011 and 2010, respectively.

Revenue for our asset-light segment increased to $40.7 million in fiscal 2011 compared to $37.2 million in fiscal 2010, or 9.4%. Warehousing, LTL, and brokerage revenues were up in fiscal 2011. TuckersB2B decreased in fiscal 2011 as the subsidiary was sold into a joint venture in February 2011. Therefore, TruckersB2B is recorded as minority interest in Other (income) expense only for March 2011 through June 2011, which does not reflect revenue or operating expenses in the consolidated Statement of Operations.

Salaries, wages, and employee benefits were $150.2 million, or 33.0% of freight revenue, for fiscal 2011, compared to $156.0 million, or 35.0% of freight revenue, for fiscal 2010. This decrease in salaries, wages, and benefits is largely due to decreased driver payroll related to decreased company driver miles, offset by increases in recruiting expense. As the market for qualified drivers tightens, salaries, wages, and benefits may increase due to increases in driver pay. However, the timing of any increase is uncertain.

Fuel expenses, net of fuel surcharge revenue of $101.2 million and $77.1 million for fiscal 2011 and fiscal 2010, respectively, decreased to $37.3 million, or 8.2% of freight revenue, for fiscal 2011, compared to $48.1 million, or 10.8% of freight revenue, for fiscal 2010.  These decreases were attributable to a decrease in gallons purchased due to decreased miles driven, offset by a 22.1% increase in average fuel prices to $3.43 per gallon for fiscal 2011, from $2.81 per gallon for fiscal 2010.  We expect that our continued efforts to reduce idling, operate more fuel-efficient tractors, and implement locking in fuel hedges when appropriate will continue to have a positive impact on our miles per gallon; however, we expect this positive impact to be partially offset by increasing fuel costs per gallon.

Purchased transportation increased to $106.7 million, or 23.4% of freight revenue, for fiscal 2011, from $82.6 million, or 18.5% of freight revenue, for fiscal 2010.  The majority of these increases are related to increased miles and increased fuel surcharge paid to our independent contractor fleet as part of the independent contractor fixed payment.  The number of independent contractors increased to 423 at June 30, 2011, compared with 411 at June 30, 2010.  Independent contractors are drivers who cover all of their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile.  In addition, our brokerage and intermodal expenses are increasing year over year as we continue to develop and increase those offerings. Going forward, depending on outside factors such as the freight environment confronting our industry and the strength of the U.S. economy, in general, we may decide to increase the number of independent contractors we engage.  Accordingly, to the extent we increase the number of independent contractors in our fleet and continue to increase our purchased transportation for brokerage and intermodal transportation, we expect purchased transportation to increase as well.

Revenue equipment rentals decreased to $25.2 million, or 5.5% of freight revenue, in fiscal 2011, compared to $35.7 million, or 8.0% of freight revenue, for fiscal 2010. These decreases are related to a decreased number of leased tractors and an increase in lease rentals from our lease purchase program.

Operations and maintenance consist of direct operating expense, maintenance, physical damage, and tire expense. This category increased to $41.1 million, or 9.0% of freight revenue, for fiscal 2011, from $36.3 million, or 8.1% of freight revenue, for fiscal 2010. The dollar increase in fiscal 2011 is related to an increase in costs associated with tractor maintenance from the new CSA 2010 implementation and as tractors under warranty have declined, and tire expense increased. We expect our operations and maintenance expense to be similar to the current level going forward, subject to implementation of CSA 2010 that may impact these expenses.

Insurance and claims expense increased to $18.2 million, or 4.0% of freight revenue, for fiscal 2011, compared to $17.1 million, or 3.8% of freight revenue for fiscal 2010.  Insurance consists of premiums for liability, physical damage, cargo damage, and workers' compensation insurance.  These increases are attributable to an increase in liability claims and cargo claims expense, due to an increase in the number and/or severity of claims reported including loss development.  Our insurance program involves self-insurance at various risk retention levels.  Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate.  We accrue for the uninsured portion of claims based on known claims and historical experience.  We continually review and revise our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume.  We expect our insurance and claims expense to revert to more historical dollar averages going forward.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased to $29.1 million, or 6.4% of freight revenue, in fiscal 2011 from $29.7 million, or 6.7% of freight revenue, for fiscal 2009. These decreases are related to an increase in the gains recognized on the sale of equipment in fiscal 2011 compared to losses recognized on sales in fiscal 2010. These decreases are offset by an increase in the owned tractor depreciation. Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases.

All of our other expenses are relatively minor in amount, and there were no significant changes in these expenses. Accordingly, we have not provided a detailed discussion of such expenses.

Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, increased 340 basis points to 5.8% of freight revenue for fiscal 2011, from 2.4% for fiscal 2010.

Income from the sale of a majority interest in a subsidiary was $4.1 million in the third quarter of fiscal 2011. In February 2011, we entered into a joint venture by selling 65% of TruckersB2B to an unrelated third party.

In addition to other factors described above, Canadian exchange rate fluctuations principally impact salaries, wages, and benefits and purchased transportation and, therefore, impact our pretax margin and results of operations. The higher Canadian dollar, which increased to an average .999 relationship with the U.S. dollar for fiscal 2011, from an average .947 relationship with the U.S. dollar for fiscal 2010, negatively impacted earnings per share by approximately $.04.

Income taxes increased to $11.8 million for fiscal 2011, from $6.3 million for fiscal 2010, resulting from a higher pre-tax income. Due to the non-deductible effects of our driver per diem pay structure, our tax rate will fluctuate from the 35% standard federal rate, in future periods as net income fluctuates.  Going forward, we expect our effective tax rate will be around 39% to 40%.

As a result of the factors described above, net income increased to $14.7 million for fiscal 2011, from $4.7 million for fiscal 2010.

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

Liquidity and Capital Resources

Trucking is a capital-intensive business. We require cash to fund our operating expenses (other than depreciation and amortization), to make capital expenditures and acquisitions, and to repay debt, including principal and interest payments. Other than ordinary operating expenses, we anticipate that capital expenditures for the acquisition of revenue equipment will constitute our primary cash requirement over the next twelve months. We frequently consider potential acquisitions, and if we were to consummate an acquisition, our cash requirements would increase and we may have to modify our expected financing sources for the purchase of tractors. Subject to any required lender approval, we may make acquisitions, although we do not have any specific acquisition plans at this time. Our principal sources of liquidity are cash generated from operations, bank borrowings, capital and operating lease financing of revenue equipment, and proceeds from the sale of used revenue equipment.  At June 30, 2011, our total balance sheet debt, including capital lease obligations and current maturities, was $2.1 million, compared to $35.6 million at June 30, 2010.

As of June 30, 2011, we had on order 225 tractors for delivery through fiscal 2012. We also had on order 700 trailers for delivery through fiscal 2012. These revenue equipment orders represent a capital commitment of approximately $40.8 million, before considering the proceeds of equipment dispositions. In fiscal 2012, we expect to purchase our new tractors with both cash and off-balance sheet operating leases and our new trailers with off-balance sheet operating leases.

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

Cash Flows

We generated net cash from operating activities of $41.4 million in fiscal 2011, $44.6 million in fiscal 2010, and $52.7 million in fiscal 2009. The decrease in net cash provided by operations in fiscal 2011 from fiscal 2010 is due primarily to an increase in net income and trade receivables, prepaid expenses and other current assets, and tires in service, and a decrease in income taxes payable.

Net cash used in investing activities was $4.3 million for fiscal 2011, $13.2 million for fiscal 2010, and $0.1 million for fiscal 2009. The decrease in cash used for investing activities from 2010 to 2011 was primarily due to increased proceeds from sale of equipment. Capital expenditures primarily for tractors and trailers (including lease buyouts and new equipment purchases) totaled $57.0 million in fiscal 2011, $51.9 million in fiscal 2010, and $28.6 million in fiscal 2009. We generated proceeds from the sale of property and equipment of $47.7 million in fiscal 2011, $38.7 million in fiscal 2010, and $52.7 million in fiscal 2009.

Net cash used in financing activities was $33.0 million in fiscal 2011, $13.4 million in fiscal 2010, and $53.5 million in fiscal 2009.  The increase in cash used for financing activities was primarily due to the increased payments on our capital leases.  Financing activity represents bank borrowings (new borrowings, net of repayments) and payment of the principal component of capital lease obligations.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for our revenue equipment. Our operating leases include some under which we do not guarantee the value of the asset at the end of the lease term ("walk-away leases") and some under which we do guarantee the value of the asset at the end of the lease term ("residual value"). Therefore, we are subject to the risk that equipment value may decline in which case we would suffer a loss upon disposition and be required to make cash payments because of the residual value guarantees. We were obligated for residual value guarantees related to operating leases of $82.2 million at June 30, 2011 compared to $84.6 million at June 30, 2010.  A small portion of these amounts is covered by repurchase and/or trade agreements we have with the equipment manufacturer. We believe that any residual payment obligations that are not covered by the manufacturer will be satisfied, in the aggregate, by the value of the related equipment at the end of the lease. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We anticipate that going forward we will use a combination of operating leases and cash generated from operations to finance tractor purchases and operating leases to finance trailer purchases.

The use of operating leases also affects our statement of cash flows. For assets subject to these operating leases, we do not record depreciation as an increase to net cash provided by operations, nor do we record any entry with respect to investing activities or financing activities.

Primary Credit Agreement

On December 7, 2010, the Company entered into a new $50 million five-year revolving credit facility agented by Bank of America, N.A. The facility refinanced the Company's existing credit facility and provides for ongoing working capital needs and general corporate purposes. Bank of America, N.A. served as the lead arranger in the facility and Wells Fargo Bank, N.A. also participated in the new facility. At June 30, 2011, we were authorized to borrow up to $50.0 million under this revolving line of credit, which expires December 7, 2015. The applicable interest rate under this agreement is based on either a base rate equal to the greater of the Bank of America, N.A.'s prime rate or LIBOR plus an applicable margin between 0.75% and 1.125% that is adjusted quarterly based on the Company's lease adjusted total debt to EBITDAR ratio. At June 30, 2011, we had no outstanding borrowings related to our credit facility and $0.4 million utilized for letters of credit. We are obligated to comply with certain financial covenants under our credit agreement and we were in compliance with these covenants at June 30, 2011.

Contractual Obligations and Commitments

As of June 30, 2011, our bank loans, capitalized leases, operating leases, other debts, and future commitments have stated maturities or minimum annual payments as follows:

	Cash Requirements as of June 30, 2011 (in thousands) Payments Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years

Operating leases	$71,476	$38,654	$21,318	$7,080	$4,424
Lease residual value guarantees	82,191	33,177	31,330	8,596	9,088
Capital lease obligations(1)	2,094	354	1,740	---	---
Long-term debt (1)	137	92	45	---	---

Sub-total	155,898	72,277	54,433	15,676	13,512

Future purchase of revenue equipment	40,793	3,424	9,131	17,788	10,450
Employment and consulting agreements(2)	700	700	---	---	---
Standby letters of credit	438	438	---	---	---

Total contractual and cash obligations	$197,829	$76,839	$63,564	$33,464	$23,962
          ____________________________

(1)	Includes interest.
(2)
The amounts reflected in the table do not include amounts that could become payable to our Chief Executive Officer and President and Chief Operating Officer, under certain circumstances if their employment by the Company is terminated.

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

The engines used in our tractors are subject to emissions control regulations, which have substantially increased our operating expenses since additional and more stringent regulation began in 2002.  As of June 30, 2011, our tractor fleet has engines compliant with stricter regulations regarding emissions that became effective in 2007. Compliance with such regulations is expected to increase the cost of new tractors and could impair equipment productivity, lower fuel mileage, and increase our operating expenses. These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations as the regulations impact our business through new tractor purchases.

Fluctuations in the price or availability of fuel, as well as hedging activities, surcharge collection, the percentage of freight we obtain through brokers, and the volume and terms of diesel fuel purchase commitments may increase our costs of operation, which could materially and adversely affect our profitability. We impose fuel surcharges on substantially all accounts. These arrangements may not fully protect us from fuel price increases and also may result in us not receiving the full benefit of any fuel price decreases. As of June 30, 2011, we had up to 14% of our estimated fuel purchases hedged through September 2011. With the use of these hedges and any additional future hedges, we may be forced to make cash payments under the hedging arrangements. Based on current market conditions, we have decided to limit our hedging and purchase commitments, but we continue to evaluate such measures. The absence of meaningful fuel price protection through these measures could adversely affect our profitability and results of operation.

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

Derivative Instruments and Hedging Activity. We use derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates and fuel prices.  Derivative financial instruments related to currency exchange rates and heating oil (fuel prices) include forward purchase and sale agreements which generally have terms no greater than 12 months.

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

Recent Accounting Pronouncements

On December 17, 2010, the FASB issued ASU 2010-28, which (1) does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step 1 of the goodwill impairment test and (2) requires entities with a zero or negative carrying value to assess, considering qualitative factors such as those listed in ASC 350-20-35-30 (these factors are not all-inclusive), whether it is more likely than not that a goodwill impairment exists (confirming this aspect of the consensus-for-exposure). If an entity concludes that it is more likely than not that a goodwill impairment exists, the entity must perform step 2 of the goodwill impairment test. This ASU is effective for impairment tests performed during entities’ fiscal years (and interim periods within those years) that begin after December 15, 2010. Early application is not permitted. It is not expected that adoption of ASU 2010-28 will have a material effect on the consolidated financial statements.

On July 21, 2010, the FASB issued ASU 2010-20, which amends ASC 310 by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The purpose of the additional disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures that relate to information as of the end of a reporting period will be effective for the first time (including interim periods) on or after December 15, 2010.  Most of the new and amended disclosures in the ASU became effective at year-end 2010. However, the disclosures that include information for activity that occurs during a reporting period will be effective for the first time (including interim periods) beginning after December 15, 2010. Those disclosures include (1) the activity in the allowance for credit losses for each period and (2) disclosures about modifications of financing receivables. These disclosures will be effective for the first quarter of 2011 and are not expected to have a material impact on the consolidated financial statements.

In December 2009, FASB issued ASU 2009-17. This Accounting Standards Update amends FASB Accounting Standards Codification (ASC810-10) of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) issued June 2009. The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity's involvement in variable interest entities, which will enhance the information provided to readers of financial statements. The Company adopted ASC810-10 on July 1, 2010, which had no material impact on its consolidated financial statements.

Item 7A.                 Quantitative and Qualitative Disclosures About Market Risk

We experience various market risks, including changes in interest rates, foreign currency exchange rates, and fuel prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes, nor when there are no underlying related exposures.

Interest Rate Risk. We are exposed to interest rate risk principally from our primary credit facility.  The credit facility carries a maximum variable interest rate based on either a base rate equal to the greater of the Bank of America, N.A.'s prime rate or LIBOR plus an applicable margin between 0.75% and 1.125% that is adjusted quarterly based on the Company's lease adjusted total debt to EBITDAR ratio. At June 30, 2011, we did not have any variable rate term loan borrowings outstanding under the credit facility. A hypothetical 10% increase in the bank's base rate and LIBOR would be immaterial to our net income.

Foreign Currency Exchange Rate Risk. We are subject to foreign currency exchange rate risk, specifically in connection with our Canadian operations. While virtually all of the expenses associated with our Canadian operations, such as independent contractor costs, company driver compensation, and administrative costs, are paid in Canadian dollars, a significant portion of our revenue generated from those operations is billed in U.S. dollars because many of our customers are U.S. shippers transporting goods to or from Canada. As a result, increases in the Canadian dollar exchange rate adversely affect the profitability of our Canadian operations. Assuming revenue and expenses for our Canadian operations identical to the year ended June 30, 2011 (both in terms of amount and currency mix), we estimate that a $0.01 increase in the Canadian dollar exchange rate would reduce our annual net income by approximately $159,000.  We currently have contracts for $0.5 million Canadian dollars through August 2011.

While virtually all of the expenses associated with our Mexican operations, such as independent contractor costs, company driver compensation, and administrative costs, are paid in Mexican pesos, a significant portion of our revenue generated from those operations is billed in U.S. dollars because many of our customers are U.S. shippers transporting goods to or from Mexico. As a result, a decrease in the value of the Mexican peso could adversely affect our consolidated results of operations. Assuming revenue and expenses for our Mexican operations identical to the year ended June 30, 2011 (both in terms of amount and currency mix), we estimate that a $0.01 decrease in the Mexican peso exchange rate would reduce our annual net income by approximately $157,000. We currently have contracts for 4.0 million Mexican pesos per month through May 2012, representing approximately 18% of our Mexican currency exposure.  Derivative gains/(losses), initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.

Commodity Price Risk. Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability. Fuel is subject to economic, political, and market factors that are outside of our control. Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through the collection of fuel surcharges. However, fuel surcharges do not always fully offset increases in fuel prices. In addition, from time-to-time we may enter into derivative financial instruments to reduce our exposure to fuel price fluctuations. As of June 30, 2011, we had up to 14% of our estimated fuel purchases hedged through September 2011. Based on our expected fuel consumption for 2012, a 10% change in the related price of heating oil or diesel per gallon would not have a material financial impact, assuming no further changes to our fuel hedging program or our fuel surcharge recovery.

Item 8.                 Financial Statements and Supplementary Data

The following statements are filed with this report:

Report of Independent Registered Public Accounting Firm - KPMG LLP;
Consolidated Statements of Operations;
Consolidated Balance Sheets;
Consolidated Statements of Cash Flows;
Consolidated Statements of Stockholders' Equity; and
Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Celadon Group, Inc.:

We have audited the accompanying consolidated balance sheets of Celadon Group, Inc. and subsidiaries (the "Company") as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2011. In connection with our audits of the consolidated financial statements, we have also audited the financial statement Schedule II. We also have audited the Company's internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celadon Group, Inc. and subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, Celadon Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Indianapolis, Indiana
September 2, 2011

CELADON GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended June 30, 2011, 2010, and 2009
(Dollars and shares in thousands, except per share amounts)

	2011	2010	2009
Revenue:
Freight revenue	$455,447	$446,383	$408,156
Fuel surcharges	101,247	77,109	82,182
Total revenue	556,694	523,492	490,338

Operating expenses:
Salaries, wages, and employee benefits	150,156	156,025	155,554
Fuel	138,470	125,174	125,922
Purchased transportation	106,676	82,609	55,789
Revenue equipment rentals	25,156	35,722	29,138
Operations and maintenance	41,108	36,327	35,483
Insurance and claims	18,239	17,053	13,828
Depreciation and amortization	29,131	29,689	35,221
Cost of products and services sold	3,537	5,947	5,818
Communications and utilities	4,157	4,828	4,929
Operating taxes and licenses	9,854	9,788	9,700
General and other operating	6,728	6,989	8,066
Total operating expenses	533,212	510,151	479,448

Operating income	23,482	13,341	10,890

Other (income) expense:
Interest expense	1,765	2,416	3,589
Interest income	(63)	(73)	(35)
Income from sale of majority interest in subsidiary	(4,142)	---	---
Other (income) expense, net	(643)	67	(227)
Income before income taxes	26,565	10,931	7,563
Provision for income taxes	11,833	6,251	5,007
Net income	$14,732	$4,680	$2,556

Earnings per common share:
Diluted earnings per share	$0.65	$0.21	$0.12
Basic earnings per share	$0.67	$0.21	$0.12
Weighted average shares outstanding:
Diluted	22,632	22,362	22,134
Basic	22,099	21,888	21,727

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2011 and 2010
(Dollars in thousands)

ASSETS	2011	2010

Current assets:
Cash and cash equivalents	$25,673	$21,261
Trade receivables, net of allowance for doubtful accounts of $1,045 and $1,379 in 2011 and 2010, respectively	64,723	63,468
Prepaid expenses and other current assets	14,403	12,310
Tires in service	6,594	5,010
Deferred income taxes	3,940	3,593
Total current assets	115,333	105,642
Property and equipment	213,222	226,169
Less accumulated depreciation and amortization	80,592	74,852
Net property and equipment	132,630	151,317
Tires in service	2,914	1,843
Goodwill	16,702	19,137
Investment in joint venture	2,902	---
Other assets	1,701	1,578
Total assets	$272,182	$279,517

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$10,475	$10,150
Accrued salaries and benefits	13,192	11,472
Accrued insurance and claims	13,360	10,967
Accrued fuel expense	11,113	11,263
Other accrued expenses	15,729	12,209
Income taxes payable	1,778	2,950
Current maturities of long-term debt	---	336
Current maturities of capital lease obligations	354	15,350
Total current liabilities	66,001	74,697
Long-term debt, net of current maturities	---	44
Capital lease obligations, net of current maturities	1,740	19,861
Deferred income taxes	31,740	32,742
Stockholders' equity:
Common stock, $0.033 par value, authorized 40,000,000 shares; issued and outstanding 23,886,601 and 23,871,663 shares at June 30, 2011 and 2010, respectively	788	788
Treasury stock at cost; 1,364,364 and 1,604,642 shares at June 30, 2011 and 2010, respectively	(9,408)	(11,064)
Additional paid-in capital	99,906	98,640
Retained earnings	82,367	67,635
Accumulated other comprehensive loss	(952)	(3,826)
Total stockholders' equity	172,701	152,173
Total liabilities and stockholders' equity	$272,182	$279,517

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30, 2011, 2010, and 2009
(Dollars in thousands)

	2011	2010	2009

Cash flows from operating activities:
Net income	$14,732	$4,680	$2,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,455	29,180	35,242
(Gain) / loss on sale of equipment	(1,149)	590	38
Deferred income taxes	(1,382)	(1,047)	2,923
Provision for doubtful accounts	196	263	94
Stock based compensation expense	2,382	3,364	2,293
Gain from sale of majority interest in subsidiary	(4,142)	---	---
Changes in assets and liabilities:
Trade receivables	(3,141)	(8,249)	13,323
Income tax payable	(1,077)	2,096	5,351
Tires in service	(2,634)	(920)	(702)
Prepaid expenses and other current assets	(1,006)	5,828	(1,767)
Other assets	(440)	502	(380)
Accounts payable and accrued expenses	8,583	10,750	(6,238)
Net cash provided by operating activities	41,377	47,037	52,733
Cash flows from investing activities:
Purchase of property and equipment	(57,018)	(51,901)	(28,636)
Proceeds on sale of property and equipment	47,689	38,731	52,657
Proceeds from sale of majority interest in subsidiary	5,000	---	---
Purchase of businesses	---	---	(24,100)
Net cash used in investing activities	(4,329)	(13,170)	(79)
Cash flows from financing activities:
Proceeds from issuance of common stock	521	---	(28)
Payments on long-term debt	(380)	(6,600)	(46,920)
Principal payments on capital lease obligations	(33,117)	(6,792)	(6,567)
Net cash (used in) financing activities	(32,976)	(13,392)	(53,515)
Effect of exchange rates on cash and cash equivalents	340	(77)	(601)
Increase (decrease) in cash and cash equivalents	4,412	20,398	(1,462)
Cash and cash equivalents at beginning of year	21,261	863	2,325
Cash and cash equivalents at end of year	25,673	$21,261	$863
Supplemental disclosure of cash flow information:
Interest paid	$1,775	$2,468	$3,689
Income taxes paid	$14,670	$6,648	$349

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended June 30, 2011, 2010, and 2009
(Dollars in thousands, except share amounts)

	Common Stock No. of Shares Outstanding	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity

Balance at June 30, 2008	21,871,660	$782	$95,173	$(12,633)	$60,881	$(351)	$143,852

Net income	---	---	---	---	2,556	---	2,556

Equity adjustments for foreign currency translation, net of tax	---	---	---	---	---	(5,211)	(5,211)
Comprehensive income (loss)	---	---	---	---	2,556	(5,211)	(2,655)
Treasury stock issued	---	---	(551)	553	---	---	2
Restricted stock and options expense	216,897	5	2,434	---	---	---	2,439
Exercise of incentive stock options	7,875	---	(26)	55	---	---	29
Balance at June 30, 2009	22,096,432	$787	$97,030	$(12,025)	$63,437	$(5,562)	$143,667

Net income	---	---	---	---	4,680	---	4,680

Equity adjustments for foreign currency translation, net of tax	---	---	---	---	(482)	1,736	1,254
Comprehensive income	---	---	---	---	4,198	1,736	5,934
Treasury stock issued	---	---	(700)	864	---	---	164
Restricted stock and options expense	156,464	1	2,350	---	---	---	2,351
Exercise of incentive stock options	14,125	---	(40)	97	---	---	57
Balance at June 30, 2010	22,267,021	$788	$98,640	$(11,064)	$67,635	$(3,826)	$152,173

Net income	---	---	---	---	14,732	---	14,732

Equity adjustments for foreign currency translation, net of tax	---	---	---	---	---	2,874	2,874
Comprehensive income	---	---	---	---	14,732	2,874	17,606
Treasury stock issued	---	---	(1,013)	993	---	---	(20)
Restricted stock and options expense	159,083	---	2,402	---	---	---	2,402
Exercise of incentive stock options	96,133	---	(123)	663	---	---	540
Balance at June 30, 2011	22,522,237	$788	$99,906	$(9,408)	$82,367	$(952)	$172,701

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011, 2010 and 2009

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

TruckersB2B, Inc. ("TruckersB2B") is an Internet based "business-to-business" membership program. In February 2011, the Company entered into a joint venture, whereby the Company sold a 65% majority interest, in its TruckersB2B subsidiary to an unrelated third party. The Company has de-consolidated the subsidiary beginning in February 2011 and will record as a 35% minority interest prospectively. The company wrote-off approximately $2.4 million of goodwill as part of the de-consolidation.

Summary of Significant Accounting Policies

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Celadon Group, Inc. and its wholly and majority owned subsidiaries, all of which are wholly owned except for Jaguar in which the Company owns 75 % of the shares. The entity was set up to allow the Company to operate in Mexico. The minority owner of Jaguar has been refunded all initial capital contributions and is not entitled to receive any future earnings or required to fund any losses of the subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise noted, all references to annual periods refer to the respective fiscal years ended June 30.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade receivables. The Company performs ongoing credit evaluations of its customers and does not require collateral for its accounts receivable. The Company maintains reserves which management believes are adequate to provide for potential credit losses. Uncollectible accounts receivable are written off against the reserves. Concentrations of credit risk with respect to trade receivables are generally limited due to the Company's large number of customers and the diverse range of industries which they represent. Accounts receivable balances due from any single customer did not total more than 5% of the Company's gross trade receivables at June 30, 2011.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011, 2010 and 2009

Property and Equipment

Property and equipment are stated at cost. Property and equipment under capital leases are stated at fair value at the inception of the lease.

Depreciation of property and equipment and amortization of assets under capital leases is computed using the straight-line method and is based on the estimated useful lives of the related assets (net of salvage value) as follows:

Revenue and service equipment	2-7 years
Furniture and office equipment	4-5 years
Buildings	20 years
Leasehold improvements	Lesser of life of lease (including expected renewals) or useful life of improvement

Initial delivery costs relating to placing tractors in service are expensed as incurred. The cost of maintenance and repairs is charged to expense as incurred.

Long-lived assets are depreciated over estimated useful lives based on historical experience and prevailing industry practice. Estimated useful lives are periodically reviewed to ensure they remain appropriate. Long-lived assets are tested for impairment whenever an event occurs that indicates an impairment may exist. Future cash flows and operating performance are used for analyzing potential impairment losses. If the sum of expected undiscounted cash flows is less than the carrying value an impairment loss is recognized. The Company measures the impairment loss by comparing the fair value of the asset to its carrying value. Fair value is determined based on a discounted cash flow analysis or appraised or estimated market values as appropriate. Long-lived assets that are held for sale are recorded at the lower of carrying value or the fair value less costs to sell.

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

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011, 2010 and 2009

Goodwill

The consolidated balance sheets at June 30, 2011 and 2010 included goodwill of acquired businesses of approximately $16.7 million and $19.1 million, respectively. These amounts have been recorded as a result of business acquisitions accounted for under the purchase method of accounting. Under ASC Topic 350-20, goodwill is not amortized but is tested for impairment annually (or more often, if an event or circumstance indicates that an impairment loss has been incurred). On April 1, 2011, we completed our most recent annual impairment test for that fiscal year and concluded that there was no indication of impairment.

Tests for impairment include estimating the fair value of our reporting units. As required by ASC Topic 350-20, we compare the estimated fair value of our reporting unit with its respective carrying amount including goodwill. We define a reporting unit as an operating segment. Under ASC Topic 350-20, fair value refers to the amount for which the entire reporting unit could be bought or sold. Our methods for estimating reporting unit values include market quotations and other valuation techniques, such as discounted cash flows and multiples of earnings, revenue, or other financial measures. With the exception of market quotations, all of these methods involve significant estimates and assumptions, including estimates of future financial performance and the selection of appropriate discount rates and valuation multiples.

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
June 30, 2011, 2010 and 2009

Revenue Recognition

Trucking revenue and related direct costs are recognized on the date freight is delivered by the Company to the customer and collectibility is reasonably assured. Prior to commencement of shipment, the Company will negotiate an agreed upon price for services to be rendered.

Advertising

Advertising costs are expensed as incurred by the Company. Advertising expense primarily consists of recruiting for new drivers.  Advertising expenses for fiscal 2011, 2010, and 2009 were $1.7 million, $1.0 million, and $1.2 million, respectively, and are included in salaries, wages, and employee benefits and other operating expenses in the Consolidated Statements of Operations.

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

Accounting for Derivatives

The Company had derivative financial instruments in place to reduce exposure to fuel price fluctuations and currency exposure for Canadian Dollars and Mexican Pesos in fiscal 2011.  In fiscal 2010 and 2009, the Company had derivatives for only Canadian Dollars and Mexican Pesos.  Derivative gains/ (losses), initially reported as a component of other comprehensive income with an offset to accrued liabilities or other assets, are reclassified to earnings in the period when the forecasted transaction affects earnings.  ASC Topic 815, Derivatives and Hedging, requires that all derivative instruments be recorded on the balance sheet at their respective fair values.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011, 2010 and 2009

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

Recent Accounting Pronouncements

On December 17, 2010, the FASB issued ASU 2010-28, which (1) does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step 1 of the goodwill impairment test and (2) requires entities with a zero or negative carrying value to assess, considering qualitative factors such as those listed in ASC 350-20-35-30 (these factors are not all-inclusive), whether it is more likely than not that a goodwill impairment exists (confirming this aspect of the consensus-for-exposure). If an entity concludes that it is more likely than not that a goodwill impairment exists, the entity must perform step 2 of the goodwill impairment test. This ASU is effective for impairment tests performed during entities’ fiscal years (and interim periods within those years) that begin after December 15, 2010. Early application is not permitted. It is not expected that adoption of ASU 2010-28 will have a material effect on the consolidated financial statements.

On July 21, 2010, the FASB issued ASU 2010-20, which amends ASC 310 by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The purpose of the additional disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures that relate to information as of the end of a reporting period will be effective for the first time (including interim periods) on or after December 15, 2010.  Most of the new and amended disclosures in the ASU became effective at year-end 2010. However, the disclosures that include information for activity that occurs during a reporting period will be effective for the first time (including interim periods) beginning after December 15, 2010. Those disclosures include (1) the activity in the allowance for credit losses for each period and (2) disclosures about modifications of financing receivables. These disclosures will be effective for the first quarter of 2011 and are not expected to have a material impact on the consolidated financial statements.

In December 2009, FASB issued ASU 2009-17. This Accounting Standards Update amends FASB Accounting Standards Codification (ASC810-10) of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) issued June 2009. The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011, 2010 and 2009

activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity's involvement in variable interest entities, which will enhance the information provided to readers of financial statements. The Company adopted ASC810-10 on July 1, 2010, which had no material impact on its consolidated financial statements.

(2)	PROPERTY, EQUIPMENT, AND LEASES

Property and equipment consists of the following (in thousands):

	2011	2010
Revenue equipment owned	$184,206	$144,011
Revenue equipment under capital leases	3,425	56,905
Furniture and office equipment	5,063	4,302
Land and buildings	16,207	16,821
Service equipment	587	743
Leasehold improvements	3,734	3,387
	$213,222	$226,169

Included in accumulated depreciation was $1.1 million and $14.4 million in 2011 and 2010, respectively, related to revenue equipment under capital leases. Depreciation and amortization expense relating to property and equipment owned and revenue equipment under capital leases, including gains (losses) on disposition of equipment, was $29.3 million in 2011, $29.7 million in 2010, and $35.2 million in 2009.

CELADON GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011, 2010 and 2009

(3)	LEASE OBLIGATIONS AND LONG-TERM DEBT

Lease Obligations

The Company leases certain revenue and service equipment under long-term lease agreements, payable in monthly installments.

Equipment obtained under a capital lease is reflected on the Company's balance sheet as owned and the related lease bears interest at a rate of 4.75% per annum, maturing in January 2013.

Assets held under operating leases are not recorded on the Company's balance sheet. The Company leases revenue and service equipment under noncancellable operating leases expiring at various dates through July 2018.

The Company leases warehouse and office space under noncancellable operating leases expiring at various dates through September 2021. Certain real estate leases contain renewal options.

Total rental expense under operating leases was as follows for 2011, 2010, and 2009 (in thousands):

	2011	2010	2009
Revenue and service equipment	$25,156	$35,722	$29,138
Office facilities and terminals	3,054	3,049	3,025
	$28,210	$38,771	$32,163

Future minimum lease payments relating to capital leases and to operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

Year ended June 30,	Capital Leases	Operating Leases
2012	$446	$71,831
2013	1,785	35,789
2014	----	16,859
2015	----	11,678
2016	----	3,998
Thereafter	----	13,511
Total minimum lease payments	$2,231	$153,666
Less amounts representing interest	137
Present value of minimum lease payments	$2,094
Less current maturities	354
Non-current portion	$1,740

CELADON GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011, 2010 and 2009

The Company is obligated for lease residual value guarantees of $82.2 million, with $33.2 million due in fiscal 2012. The guarantees are included in the future minimum lease payments above. To the extent the expected value at lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term.

Long-Term Debt

The Company's outstanding borrowings excluding capital leases set forth above consist of the following at June 30 (in thousands):

	2011	2010
Outstanding amounts under Credit Agreement	---	---
Other borrowings	---	380
	---	380
Less current maturities	---	336
Non-current portion	---	$44

Lines of Credit

On September 26, 2005, Celadon Group, Inc., Celadon Trucking Services, Inc., and TruckersB2B entered into an unsecured Credit Agreement (the "Credit Agreement") with Bank of America, N.A., as administrative agent, and Bank of America, N.A., Fifth Third Bank (Central Indiana), and JPMorgan Chase Bank, N.A., as lenders. The Credit Agreement was amended on December 23, 2005, by the First Amendment to Credit Agreement, pursuant to which Celadon Logistics Services, Inc. was added as a borrower to the Credit Agreement.  The Credit Agreement was also amended on June 30, 2007 and January 22, 2008 by the Second Amendment to Credit Agreement and Third Amendment to Credit Agreement, respectively.  On August 11, 2009, the Credit Agreement was amended and restated (the "Restatement").  Pursuant to the Restatement, (i) the maximum available borrowing limit under the Credit Agreement was reduced from a $70 million unsecured line to a $40 million secured line and (ii) certain financial covenants were adjusted as follows: Minimum Fixed Charge ratio to a minimum of .90, Maximum Lease-Adjusted Total Debt to EBITDAR (which is earnings before interest, taxes, depreciation, amortization, and rent) ratio up to 3.25 to 1, Minimum Tangible Net Worth to $100 million, and the Minimum Asset Coverage ratio to be no less than 1.25 to 1.  The Restatement and the financial covenants included therein were in effect starting June 30, 2009, at which time we were in compliance with the restated covenants. The Credit Agreement, as amended by the Restatement, with a maturity of January 23, 2013.  The Credit Agreement was intended to provide for working capital needs and general corporate purposes.  Borrowings under the Credit Agreement were based, at the option of the Company, on a base rate equal to the greater of the federal funds rate plus an applicable margin between 0.75% and 1.50% and the administrative agent's prime rate or LIBOR plus an applicable margin between 2.25% and 3.00% that was adjusted quarterly based on cash flow coverage.  The Credit Agreement was guaranteed by Celadon E-Commerce, Inc., Celadon Canada, Inc., and Jaguar, each of which is a subsidiary of the Company.

The Credit Agreement, as amended by the Restatement, had a maximum revolving borrowing limit of $40.0 million.  Letters of credit were limited to an aggregate commitment of $15.0 million and a swing line facility with a limit of $3.0 million.  A commitment fee that was adjusted quarterly between 0.375% and 0.500% per annum based on cash flow coverage was due on the daily unused portion of the Credit Agreement.  The Credit Agreement contained certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, mergers, consolidations, acquisitions and dispositions, and total indebtedness.  At June 30, 2010, none of our credit facility was utilized as outstanding borrowings and $0.2 million was utilized for standby letters of credit. Our effective interest rate at June 30, 2010 was 4.75%.

On December 7, 2010, the Company entered into a new $50 million five-year revolving credit facility agented by Bank of America, N.A. The facility refinanced the Company's Credit Agreement and provides for ongoing working capital needs and general corporate purposes. Bank of America, N.A. served as the lead arranger in the facility and Wells Fargo Bank, N.A. also participated in the new facility. At June 30, 2011, we were authorized to borrow up to $50.0 million under this revolving line of credit, which expires December 7, 2015. The applicable interest rate under this agreement is based on either a base rate equal to the greater of the Bank of America, N.A.'s prime rate or LIBOR plus an applicable margin between 0.75% and 1.125% that is adjusted quarterly based on the Company's lease adjusted total debt to EBITDAR ratio. At June 30, 2011, we had no outstanding borrowings related to our credit facility. At June 30, 2011 and 2010 we had $0.4 million and $0.2 million utilized for letters of credit, respectively. We are obligated to comply with certain financial covenants under our credit agreement and we were in compliance with these covenants at June 30, 2011.

Other Borrowings

Other borrowings consist primarily of mortgage debt financing and notes payable for equipment purchase, which are collateralized by the equipment. At June 30, 2011, the interest rate charged on outstanding borrowings was 7.0%.

(4)           EMPLOYEE BENEFIT PLANS

401(k) Profit Sharing Plan

The Company has a 401(k) profit sharing plan, which permits U.S. employees of the Company to contribute up to 50% of their annual compensation, up to certain Internal Revenue Service limits, on a pretax basis. The contributions made by each employee are fully vested immediately and are not subject to forfeiture. The Company makes a discretionary matching contribution of up to 50% of the employee's contribution up to 5% of their annual compensation. Effective April 1, 2009, the Company suspended the discretionary matching contribution. The Company reinstated the discretionary matching on October 1, 2010. Employees vest in the Company's contribution to the plan at the rate of 20% per year from the date of employee anniversary. Contributions made by the Company during 2011, 2010, and 2009 amounted to $109,000, $0, and $205,000, respectively.

(5)	STOCK PLANS

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based upon a grant-date fair value of an award.

In January 2006, stockholders approved the 2006 Omnibus Incentive Plan ("2006 Plan") that provides various vehicles to compensate the Company's key employees. The 2006 Plan utilizes such vehicles as stock options, restricted stock grants, and stock appreciation rights ("SARs"). The 2006 Plan authorized the Company to grant 1,687,500 shares. In November 2008, an additional 1,000,000 shares were authorized under an amendment to the 2006 Plan. In fiscal 2011, the Company granted stock options covering 87,500 shares and restricted stock grants covering 187,417 shares. In fiscal 2010, the Company granted stock options covering 244,000 shares and restricted stock grants covering 177,904 shares.  In fiscal 2009, the Company granted stock options covering 12,500 shares and restricted stock grants covering 248,866 shares. The Company is authorized to grant an additional 481,244 shares.

The total compensation cost that has been recorded for such stock-based awards was an expense of $2.4 million in fiscal 2011, $3.3 million in fiscal 2010, and $2.3 million in fiscal 2009. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.5 million in fiscal 2011, $0.5 million in fiscal 2010, and $0.4 million in fiscal 2009.

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

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011, 2010 and 2009

A summary of the activity of the Company's stock option plans as of June 30, 2011, 2010, and 2009 and changes during the period then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at June 30, 2008	1,319,898	$9.90	7.98	$1,742,049
Granted	12,500	$9.36	---	---
Forfeited or expired	(34,681)	$12.24
Exercised	(7,875)	$3.33	---	---
Outstanding at June 30, 2009	1,289,842	$9.87	7.04	$677,650
Granted	244,000	$9.84	---	---
Forfeited or expired	(12,750)	$10.16
Exercised	(14,125)	$4.04	---	---
Outstanding at June 30, 2010	1,506,967	$9.91	6.65	$6,375,489
Granted	87,500	$14.42	---	---
Forfeited or expired	(52,751)	$9.62
Exercised	(109,633)	$4.74	---	---
Outstanding at June 30, 2011	1,432,083	$10.60	6.06	$4,866,334
Exercisable at June 30, 2011	1,047,710	$10.65	5.35	$3,477,498

The total intrinsic value of options exercised during fiscal 2011, 2010, and 2009 was $1.0 million, $0.1 million, and $0.1 million, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	2011	2010	2009
Weighted-average grant date fair value	$7.83	$5.25	$3.91
Dividend yield	0	0	0
Expected volatility	59.5%	57.7%	53.4%
Risk-free interest rate	1.53%	1.88%	1.53%
Expected lives	5.7 years	5.6 years	4.1 years

Expected volatility is based upon the historical volatility of the Company's stock. The risk-free rate is based upon the U.S. Treasury yield curve in effect at the time of grant. Expected lives are based upon the historical experience of the Company.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011, 2010 and 2009

Restricted Shares

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at June 30, 2008	156,200	$12.22
Granted	248,866	$11.40
Forfeited	(31,969)	$14.78
Vested	(63,391)	$9.72
Unvested at June 30, 2009	309,706	$11.81
Granted	177,904	$9.66
Forfeited	(21,439)	$14.75
Vested	(125,479)	$11.02
Unvested at June 30, 2010	340,692	$10.80
Granted	187,417	$13.93
Forfeited	(42,084)	$10.42
Vested	(130,395)	$11.40
Unvested at June 30, 2011	355,630	$12.27

Restricted shares granted to employees have been granted subject to achievement of certain time-based targets and vest 25% or 33% each year, commencing with the first anniversary of the grant date.

As of June 30, 2011, we had $1.4 million and $3.2 million of total unrecognized compensation expense related to stock options and restricted stock, respectively, that is expected to be recognized over the remaining weighted average period of approximately 2.0 years for stock options and 2.6 years for restricted stock.

Stock Appreciation Rights

Number of Shares
Unvested at June 30, 2008	167,202
Paid	(19,322)
Forfeited	(3,036)
Unvested at June 30, 2009	144,844
Paid	(844)
Forfeited	---
Vested at June 30, 2010	144,000
Paid	(844)
Vested at June 30, 2011	143,156

Stock appreciation rights were granted to employees vesting on a 3 or 4 year vesting schedule. The Company recognized a reversal of expense of $30,410 and an expense of $794,684 in fiscal 2011 and 2010, respectively, for vested stock appreciation rights.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011, 2010 and 2009

(6)	STOCK REPURCHASE PROGRAMS

On October 24, 2007, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company purchased 2,000,000 shares of the Company's common stock in open market transactions at an aggregate cost of approximately $13.8 million. We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under stock option plans.  We account for treasury stock using the cost method.  At June 30, 2011, 1,364,364 shares remained in treasury stock.

On August 25, 2010, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company is authorized to repurchase up to 2,000,000 shares of our common stock. The Company has not repurchased any shares of the Company's common stock under this program.

(7)	EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators used in computing earnings per share (in thousands):

	2011	2010	2009

Net income	$14,732	$4,680	$2,556
Basic earnings per share:
Weighted - average number of common shares outstanding	22,099	21,888	21,727
Basic earnings per share	$0.67	$0.21	$0.12
Diluted earnings per share:
Weighted - average number of common shares outstanding	22,099	21,888	21,727
Effect of stock options and other incremental shares	533	474	407
Weighted-average number of common shares outstanding – diluted	22,632	22,362	22,134
Diluted earnings per share	$0.65	$0.21	$0.12

The Company has 293,000 options in fiscal 2011, 245,500 options in fiscal 2010, and 1,158,030 options in fiscal 2009 that could potentially dilute basic earnings per share that were excluded from the EPS calculation as they are antidilutive in the current year.

(8)	COMMITMENTS AND CONTINGENCIES

The Company has outstanding commitments to purchase approximately $40.8 million of revenue equipment at June 30, 2011.

Standby letters of credit, not reflected in the accompanying consolidated financial statements, aggregated approximately $0.4 million at June 30, 2011.  In addition, at June 30, 2011, 400,000 treasury shares were held in a trust as collateral for self-insurance reserves.

The Company has an employment agreement with the Chief Executive Officer providing for minimum combined annual compensation of $700,000 in fiscal 2012.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011, 2010 and 2009

(9)	INCOME TAXES

The income tax provision for operations in 2011, 2010, and 2009 consisted of the following (in thousands):

	2011	2010	2009
Current:
Federal	$10,612	$6,843	$753
State and local	1,628	1,107	328
Foreign	1,292	114	(25)
Total Current	13,532	8,064	1,056
Deferred:
Federal	(1,337)	(1,475)	3,445
State and local	(188)	(163)	396
Foreign	(174)	(175)	110
Total Deferred	(1,699)	(1,813)	3,951
Total	11,833	$6,251	$5,007

No benefit or expense has been recognized for U.S. federal income taxes on undistributed losses of foreign subsidiaries of approximately $0.1 million, $1.6 million, and $0.6 million at June 30, 2011, 2010, and 2009, respectively, this exception is consistent with ASC 740-30-50-2.

The Company's income tax expense varies from the statutory federal tax rate of 35% applied to income before income taxes as follows (in thousands):

	2011	2010	2009

Computed "expected" income tax expense	$9,298	$3,826	$2,647
State taxes, net of federal benefit	936	609	472
Non-deductible expenses	1,169	1,278	1,535
Other, net	430	538	353
Actual income tax expense	$11,833	$6,251	$5,007

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011, 2010 and 2009

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2011 and 2010 consisted of the following (in thousands):

	2011	2010
Deferred tax assets:
Deferred equity compensation	$2,430	$2,271
Insurance reserves	5,069	4,151
Other	5,764	4,040
Total deferred tax assets	$13,263	$10,462

Deferred tax liabilities:
Property and equipment	$(32,908)	$(31,254)
Goodwill	(4,651)	(4,201)
Capital leases	(3,104)	(2,845)
Other	(400)	(1,311)
Total deferred tax liabilities	$(41,063)	$(39,611)

Net current deferred tax assets	$3,940	$3,593
Net non-current deferred tax liabilities	(31,740)	(32,742)
Total net deferred tax liabilities	$(27,800)	$(29,149)

As of June 30, 2011, the Company had operating loss carry-forwards for income tax purposes of $2.8 million, which have expiration dates of 2028 and after.

The company follows ASC Topic 740-10-25 in Accounting for Uncertainty in Income Taxes.  Topic 740-10-25 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As of June 30, 2011 and 2010, the Company recorded a $0.4 million liability for unrecognized tax benefits, a portion of which represents penalties and interest.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011, 2010 and 2009

(10)	SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

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

	Fiscal Year Ended
	June 30,
	(Dollars in thousands)
	2011	2010	2009

Total revenues
Asset-based	$516,031	$486,312	$458,431
Asset-light	40,663	37,180	31,907
	556,694	523,492	490,338
Operating income
Asset-based	20,311	10,496	8,145
Asset-light	3,171	2,845	2,745
	23,482	13,341	10,890
Depreciation and amortization
Asset-based	29,123	29,677	35,205
Asset-light	8	12	16
	29,131	29,689	35,221
Interest income
Asset-based	(63)	(73)	(35)

Interest expense
Asset-based	1,765	2,416	3,589
	1,765	2,416	3,589
Income before taxes
Asset-based	18,990	8,086	4,818
Asset-light	7,575	2,845	2,745
	26,565	10,931	7,563
Goodwill
Asset-based	15,334	16,702	16,702
Asset-light	1,368	2,435	2,435
	16,702	19,137	19,137
Total assets
Asset-based	266,683	263,056	260,076
Asset-light	5,499	14,044	10,923
	272,182	277,100	270,999

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011, 2010 and 2009

Information as to the Company's operations by geographic area is summarized below (in thousands). The Company allocates total revenue based on the country of origin of the tractor hauling the freight.

	2011	2010	2009
Total revenue:
United States	484,798	457,822	429,418
Canada	41,943	38,974	35,414
Mexico	29,953	26,696	25,506
Total	556,694	523,492	490,338

Long lived assets:
United States	130,385	153,434	169,394
Canada	12,957	10,624	9,997
Mexico	13,508	9,816	10,051
Total	156,850	173,874	189,442

No customer accounted for more than 10% of the Company's total revenue during its three most recent fiscal years.

 (11)        FAIR VALUE MEASUREMENTS

Effective January 1, 2009, we adopted ASC 820-10 Fair Value Measurements and Disclosure for non-recurring fair value measurements of non-financial assets and liabilities. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard establishes a three-level hierarchy for fair value measurements based upon the significant inputs used to determine fair value. Observable inputs are those which are obtained from market participants external to the Company while unobservable inputs are generally developed internally, utilizing management's estimates assumptions, and specific knowledge of the nature of the assets or liabilities and related markets. The three levels are defined as follows:

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

Level 3 – Unobservable inputs, only used to the extent that observable inputs are not available, reflect the Company's assumptions about the pricing of an asset or liability.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011, 2010 and 2009

			Level 1		Level 2		Level 3
	Balance	Balance	Balance	Balance	Balance	Balance	Balance	Balance
	at	at	at	at	at	At	at	at
	June	June	June	June	June	June	June	June
	30,	30,	30,	30,	30,	30,	30,	30,
	2011	2010	2011	2010	2011	2010	2011	2010

Foreign currency derivatives	105	(192)	---	---	105	(192)	---	---

Fuel derivatives	387	---	---	---	387	---	---	---

The Company pays a fixed contract rate for foreign currency.  The fair value of foreign currency forward contracts is based on the valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.

(12)        FUEL DERIVATIVES

In the Company's day to day business activities we are exposed to certain market risks, including the effects of changes in fuel prices.  The Company continually reviews new ways to reduce the potentially adverse effects that the volatility of fuel markets may have on operating results.  In an effort to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, the company has begun to enter into futures contracts.  These instruments will be heating oil futures contracts as the related index, New York Mercantile Exchange ("NYMEX"), generally exhibits high correlation with the changes in the dollars of the forecasted purchase of diesel fuel. The Company does not engage in speculative transactions, nor does it hold or issue financial instruments for trading purposes.

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

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly.  If our analysis shows that the derivatives are not highly effective as hedges, we will discontinue hedge accounting for the period and prospectively recognize changes in the fair value of the derivative being recognized through earnings.  As a result of our effectiveness assessment at inception and at June 30, 2011, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

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

Based on the amounts in accumulated other comprehensive income as of June 30, 2011 and the expected timing of the purchases of the diesel hedged, we expect to reclassify $0.6 million of gains on derivative instruments from accumulated other comprehensive income to the statement of income, as an offset to fuel expense, during the next three months due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

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

(13)        DISPOSITION OF MAJORITY INTEREST IN SUBSIDIARY

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

(14)        RECLASSIFICATIONS AND ADJUSTMENTS

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

During fiscal year 2011, the Company recorded a $2.4 million increase to cash and cash equivalents and accounts payable as of June 30, 2010 to correct for outstanding checks that were not disbursed to vendors.  The Company determined that this adjustment and the related $2.4 million increase to net cash provided by operating activities for the year ended June 30, 2010 were immaterial.

(15)        SELECTED QUARTERLY DATA (Unaudited)

Summarized quarterly data for fiscal 2011 and 2010 follows (in thousands except per share amounts):

	Fiscal Year 2011
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

Total revenues	$140,289	$133,131	$135,577	$147,698
Operating expenses	132,208	127,495	135,178	138,331

Operating income	8,081	5,636	399	9,367
Other expense, net	380	471	(3,885)	(47)

Income before taxes	7,701	5,165	4,284	9,414
Income tax expense	3,280	2,307	2,317	3,929

Net income	$4,421	$2,858	$1,967	$5,485

Basic income per share	$0.20	$0.13	$0.09	$0.24
Diluted income per share	$0.20	$0.13	$0.09	$0.25

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011, 2010 and 2009

	Fiscal Year 2010
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

Total revenues	$127,837	$127,234	$129,435	$138,986
Operating expenses	125,120	124,390	127,289	133,352

Operating income	2,717	2,844	2,146	5,634
Other expense, net	733	554	627	497

Income before taxes	1,984	2,290	1,519	5,137
Income tax expense	1,419	1,269	1,153	2,410

Net income	$565	$1,021	$366	2,727

Basic income per share	$0.03	$0.05	$0.02	$0.12
Diluted income per share	$0.03	$0.05	$0.02	$0.12

SCHEDULE II

CELADON GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS

Years ended June 30, 2011, 2010, and 2009

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period

Year ended June 30, 2009:
Allowance for doubtful accounts	$1,194,085	$94,435	$229,981	(a)	$1,058,539
Reserves for claims payable as self insurer	$10,122,696	$12,527,582	$13,161,103	(b)	$9,489,175

Year ended June 30, 2010:
Allowance for doubtful accounts	$1,058,539	$262,575	$(58,557	)(a)	$1,379,671
Reserves for claims payable as self insurer	$9,489,175	$14,681,377	$12,245,505	(b)	$11,925,047

Year ended June 30, 2011:
Allowance for doubtful accounts	$1,379,671	$195,747	$530,296	(a)	$1,045,122
Reserves for claims payable as self insurer	$11,925,047	$14,966,351	$12,557,122	(b)	$14,334,276

(a)	Represents accounts receivable net write-offs.
(b)	Represents claims paid.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting or financial disclosure within the last two fiscal years.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us and our consolidated subsidiaries is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of June 30, 2011, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Based on its assessment, management believes that, as of June 30, 2011, our internal control over financial reporting is effective based on those criteria.

Design and Changes in Internal Control over Financial Reporting

The design, monitoring, and revision of the system of internal accounting controls involves, among other things, management's judgments with respect to the relative cost and expected benefits of specific control measures.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of June 30, 2011 has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their attestation report.  See "Financial Statements and Supplementary Data" under Item 8 of this Annual Report for KPMG, LLP's attestation report.

Item 9B.	Other Information

Item 1.01                      Entry into a Material Definitive Agreement.

On August 29, 2011, we entered into an amendment (the "Amendment") of that certain revolving credit facility agented by Bank of America, N.A. (the "Credit Agreement").  Bank of America, N.A. continues to serve as the lead arranger and Wells Fargo Bank, N.A. continues to participate in the Credit Agreement.

The Amendment, among other things, increased the maximum available borrowing limit under the Credit Agreement from $50.0 million to $100.0 million and extended the maturity date of the Credit Agreement to August 29, 2016.  The applicable interest rate under the Amendment is based on, at the option of the Company, either Bank of America, N.A.'s prime rate or a base rate equal to LIBOR plus an applicable margin between .75% and 1.125% that is adjusted quarterly based on the Company's lease adjusted total debt to EBITDAR ratio.

The foregoing summary of the terms and conditions of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, which will be filed with the Company's Form 10-Q for the quarter ending September 30, 2011.

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

Item 10.          Directors, Executive Officers, and Corporate Governance

The information required by this Item, with the exception of the Code of Ethics disclosure below, is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2011 Annual Meeting of Stockholders.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics was filed as Exhibit 14 to our Annual Report on Form 10-K for the year ended June 30, 2003, filed with the SEC on September 19, 2003.

Item 11.          Executive Compensation

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2011 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item, is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2011 Annual Meeting of Stockholders. The following table provides certain information as of June 30, 2011, with respect to our compensation plans and other arrangements under which shares of our common stock are authorized for issuance.

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of June 30, 2011:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,740,463	$11.44	481,244

Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable

Item 13.           Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2011 Annual Meeting of Stockholders.

Item 14.           Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2011 Annual Meeting of Stockholders.

PART IV

Item 15.           Exhibits, Financial Statement Schedules

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

10.7
Amendment No. 3 dated July 26, 2000 to Employment Contract dated January 21, 1994 between the Company and Stephen Russell. (Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K filed with the SEC on September 30, 2002.) *

10.8
Amendment No. 4 dated April 4, 2002 to Employment Contract dated January 21, 1994 between the Company and Stephen Russell. (Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed with the SEC on September 30, 2002.) *

10.9
Separation Agreement dated March 3, 2000 between the Company and Paul A. Will. (Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed with the SEC on September 30, 2002.)*

10.10
Amendment dated September 30, 2001 to Separation Agreement between the Company and Paul A. Will dated March 3, 2000. (Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed with the SEC on September 30, 2002.) *

10.11
Amendment No. 5 dated November 20, 2002 to Employment Contract dated January 21, 1994 between the Company and Stephen Russell. (Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K filed with the SEC on September 19, 2003.) *

10.12
Credit Agreement dated as of September 26, 2005 among the Company, certain of its subsidiaries, LaSalle Bank National Association, and certain other lenders. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 30, 2005.)

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

10.24
Credit Agreement dated as of December 7, 2010 among the Company, certain of its subsidiaries, Bank of America, N.A., and certain other lenders. (Incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 1, 2011.)

10.25
Separation Agreement, General Release, and Non-Competition, Non-Disclosure, and Non-Solicitation Agreement dated January 21, 2011 by and between the Company and Chris Hines. (Incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2011.)*

21	Subsidiaries. #
23.1	Consent of Independent Registered Public Accounting Firm - KPMG LLP. #
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer. #
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by William E. Meek, the Company's Principal Financial Officer. #
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer. #
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by William E. Meek, the Company's Principal Financial Officer. #
_______________________
*	Management contract or compensatory plan or arrangement.
#	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this September 2, 2011.

Celadon Group, Inc.

By:	/s/ Stephen Russell
Stephen Russell Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Russell	Chairman of the Board and	September 2, 2011
Stephen Russell	Chief Executive Officer (Principal Executive Officer)

/s/ Paul A. Will	Vice Chairman of the Board, President, and	September 2, 2011
Paul A. Will	Chief Operating Officer

/s/ William E. Meek	Principal Financial Officer, Vice President, and	September 2, 2011
William E. Meek	Treasurer

/s/ Bart Middleton	Principal Accounting Officer and Vice President	September 2, 2011
Bart Middleton

/s/ Michael Miller	Director	September 2, 2011
Michael Miller

/s/ Anthony Heyworth	Director	September 2, 2011
Anthony Heyworth

/s/ Catherine Langham	Director	September 2, 2011
Catherine Langham

EXHIBIT INDEX
Exhibit Number	Description
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

10.7
Amendment No. 3 dated July 26, 2000 to Employment Contract dated January 21, 1994 between the Company and Stephen Russell. (Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K filed with the SEC on September 30, 2002.) *

10.8
Amendment No. 4 dated April 4, 2002 to Employment Contract dated January 21, 1994 between the Company and Stephen Russell. (Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed with the SEC on September 30, 2002.) *

10.9
Separation Agreement dated March 3, 2000 between the Company and Paul A. Will. (Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed with the SEC on September 30, 2002.)*

10.10
Amendment dated September 30, 2001 to Separation Agreement between the Company and Paul A. Will dated March 3, 2000. (Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed with the SEC on September 30, 2002.) *

10.11
Amendment No. 5 dated November 20, 2002 to Employment Contract dated January 21, 1994 between the Company and Stephen Russell. (Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K filed with the SEC on September 19, 2003.) *

10.12
Credit Agreement dated as of September 26, 2005 among the Company, certain of its subsidiaries, LaSalle Bank National Association, and certain other lenders. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 30, 2005.)

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

10.24
Credit Agreement dated as of December 7, 2010 among the Company, certain of its subsidiaries, Bank of America, N.A., and certain other lenders. (Incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 1, 2011.)

10.25
Separation Agreement, General Release, and Non-Competition, Non-Disclosure, and Non-Solicitation Agreement dated January 21, 2011 by and between the Company and Chris Hines. (Incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2011.)*

21	Subsidiaries. #
23.1	Consent of Independent Registered Public Accounting Firm - KPMG LLP. #
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer. #
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by William E. Meek, the Company's Principal Financial Officer. #
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer. #
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by William E. Meek, the Company's Principal Financial Officer. #
_______________________
*	Management contract or compensatory plan or arrangement.
#	Filed herewith.