Form 10-Q
period 2011-09-30
CELADON GROUP INC
filed 2011-11-04
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

(Registrant's telephone number, including area code): (317) 972-7000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Yes [ ] No [X]

As of October 31, 2011 (the latest practicable date), 22,537,921 shares of the registrant's common stock, par value $0.033 per share, were outstanding.

CELADON GROUP, INC.

Index to

September 30, 2011 Form 10-Q

PART I.               FINANCIAL INFORMATION

Item I.                 Financial Statements

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Dollars and shares in thousands except per share amounts)
(Unaudited)

	Three months ended
	September 30,
	2011	2010

REVENUE:
Freight Revenue	$112,297	$119,470
Fuel surcharge revenue	29,182	20,819
Total revenue	141,479	140,289

OPERATING EXPENSES:
Salaries, wages, and employee benefits	37,561	38,127
Fuel	38,466	32,271
Purchased transportation	27,133	25,875
Revenue equipment rentals	5,910	7,453
Operations and maintenance	9,802	10,190
Insurance and claims	3,042	4,125
Depreciation and amortization	5,594	7,527
Cost of products and services sold	–	1,398
Communications and utilities	905	1,108
Operating taxes and licenses	2,509	2,393
General and other operating	1,629	1,741
Total operating expenses	132,551	132,208

Operating Income	8,928	8,081

Interest expense	42	463
Interest income	(8)	(16)
Other income	(286)	(67)
Income before income taxes	9,180	7,701
Income tax expense	3,808	3,280
Net income	$5,372	$4,421

Income per common share:
Diluted	$0.24	$0.20
Basic	$0.24	$0.20

Diluted weighted average shares outstanding	22,667	22,556
Basic weighted average shares outstanding	22,218	22,056

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2011 and June 30, 2011
(Dollars in thousands except par value and share amounts)

	(unaudited)
	September 30,	June 30,
ASSETS	2011	2011

Current assets:
Cash and cash equivalents	$516	$25,673
Trade receivables, net of allowance for doubtful accounts of $1,095 and $1,045 at September 30, 2011 and June 30, 2011, respectively	64,091	64,723
Prepaid expenses and other current assets	17,594	14,403
Tires in service	7,027	6,594
Deferred income taxes	4,106	3,940
Total current assets	93,334	115,333
Property and equipment	230,558	213,222
Less accumulated depreciation and amortization	78,781	80,592
Net property and equipment	151,777	132,630
Tires in service	3,295	2,914
Goodwill	16,702	16,702
Investment in unconsolidated companies	2,998	2,902
Other assets	6,471	1,701
Total assets	$274,577	$272,182

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$5,886	$10,475
Accrued salaries and benefits	10,796	13,192
Accrued insurance and claims	13,129	13,360
Accrued fuel expense	10,279	11,113
Other accrued expenses	18,055	15,729
Current maturities of capital lease obligations	358	354
Income taxes payable	4,833	1,778
Total current liabilities	63,336	66,001
Long-term debt	4,733	–
Capital lease obligations, net of current maturities	1,648	1,740
Deferred income taxes	30,971	31,740
Stockholders' equity:
Common stock, $0.033 par value, authorized 40,000,000 shares; issued and outstanding 23,833,836 and 23,886,601 shares at September 30, 2011 and June 30, 2011, respectively	786	788
Treasury stock at cost; 1,295,975 and 1,364,364 shares at September 30, 2011 and June 30, 2011, respectively	(8,937)	(9,408)
Additional paid-in capital	100,094	99,906
Retained earnings	87,294	82,367
Accumulated other comprehensive loss	(5,348)	(952)
Total stockholders' equity	173,889	172,701
Total liabilities and stockholders' equity	$274,577	$272,182

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended
	September 30,
	2011	2010

Cash flows from operating activities:
Net income	$5,372	$4,421
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,744	7,529
(Gain)\Loss on sale of equipment	(1,289)	25
Stock based compensation	(108)	557
Deferred income taxes	(909)	(491)
Provision for doubtful accounts	10	95
Changes in assets and liabilities:
Trade receivables	371	977
Income taxes	2,938	1,763
Tires in service	(831)	(1,047)
Prepaid expenses and other current assets	(4,346)	(6,241)
Other assets	(191)	(104)
Accounts payable and accrued expenses	(5,131)	1,338
Net cash provided by/(used in) operating activities	2,630	8,822

Cash flows from investing activities:
Purchase of property and equipment	(42,128)	(16,285)
Proceeds on sale of property and equipment	15,163	8,170
Purchase of available for sale securities	(4,838)	–
Net cash used in investing activities	(31,803)	(8,115)

Cash flows from financing activities:
Borrowings (Payments) on long-term debt	4,733	(122)
Principal payments under capital lease obligations	(87)	(7,776)
Proceeds from issuance of common stock	34	90
Net cash provided by/(used in) financing activities	4,680	(7,808)
Effect of exchange rates on cash and cash equivalents	(664)	(806)
Decrease in cash and cash equivalents	(25,157)	(7,907)
Cash and cash equivalents at beginning of period	25,673	18,844
Cash and cash equivalents at end of period	$516	$10,937
Supplemental disclosure of cash flow information:
Interest paid	$42	$499
Income taxes paid	$1,727	$1,917
Change in dividends payable	$445	–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

1.            Basis of Presentation

References in this Report on Form 10-Q to "we," "us," "our," "Celadon," or the "Company" or similar terms refer to Celadon Group, Inc. and its consolidated subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated unaudited financial statements of Celadon Group, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America and Regulation S-X, instructions to Form 10-Q, and other relevant rules and regulations of the Securities and Exchange Commission (the "SEC"), as applicable to the preparation and presentation of interim financial information. Certain information and footnote disclosures have been omitted or condensed pursuant to such rules and regulations. We believe all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations in interim periods are not necessarily indicative of results for a full year. These condensed consolidated unaudited financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2011.

The preparation of the financial statements in conformity with United States generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

2.            Earnings Per Share (in thousands, except per share data)

A reconciliation of the basic and diluted earnings per share is as follows:

	Three months ended
	September 30,
	2011	2010

Weighted average common shares outstanding – basic	22,218	22,056
Dilutive effect of stock options and unvested restricted stock units	459	500
Weighted Average common shares outstanding – diluted	22,677	22,556

Net income	$5,372	$4,421
Earnings per common share
Basic	$0.24	$0.20
Diluted	$0.24	$0.20

Certain shares of common stock were excluded from the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive. A summary of those options follows:

	Three months ended
	September 30,
	2011	2010

Number of anti-dilutive shares	816	245

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

3.            Stock Based Compensation

The following table summarizes the components of our share based compensation program expense (in thousands):

	For three months ended
	September 30,
	2011	2010

Stock compensation expense for options, net of forfeitures	$230	$215
Stock compensation expense for restricted stock, net of forfeitures	389	390
Stock compensation income for stock appreciation rights, including forfeitures	(727)	(48)
Total stock compensation expense	$(108)	$557

As of September 30, 2011, we have approximately $1.2 million of unrecognized compensation cost related to unvested options granted under the Company's 2006 Omnibus Incentive Plan, as amended (the "2006 Plan"). This cost is expected to be recognized over a weighted-average period of 1.4 years and a total period of 3.5 years.

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

No option grants were issued in the three months ended September 30, 2011 or 2010.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

A summary of the award activity of the Company’s stock option plans as of September 30, 2011, and changes during the three month period then ended is presented below:

Options	Option Totals	Weighted-Average Exercise Price per Share

Outstanding at July 1, 2011	1,432,083	$10.60
Granted	–	–
Exercised	(11,250)	$3.00
Forfeited or expired	(1,500)	$8.79
Outstanding at September 30, 2011	1,419,333	$10.66
Exercisable at September 30, 2011	1,035,835	$10.74

As of September 30, 2011, we also have approximately $2.9 million of unrecognized compensation expense related to restricted stock awards, which is anticipated to be recognized over a weighted-average period of 2.9 years and a total period of 3.8 years.  A summary of the restricted stock award activity under the 2006 Plan as of September 30, 2011, and changes during the three-month period then ended is presented below:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value

Unvested at July 1, 2011	355,630	$12.27
Granted	5,000	$13.38
Vested and Issued	(57,139)	$11.89
Forfeited	(566)	$11.89
Outstanding at September 30, 2011	302,925	$12.36

The fair value of each restricted stock award is based on the closing market price on the date of grant.

The company had 143,156 and 144,844 outstanding stock appreciation rights as of September 30, 2011 and September 30, 2010, respectively. These stock appreciation rights were granted at a fair value market price of $8.64 based on the closing market price on the date of the grant.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

4.            Segment Information (in thousands)

We have two reportable segments comprised of an asset-based segment and an asset-light-based segment. Our asset-based segment includes our asset based dry van carrier and rail services, which are geographically diversified but have similar economic and other relevant characteristics, as they all provide truckload carrier services of general commodities to a similar class of customers. Our asset-light based segment consists of our warehousing, brokerage, and less-than-load ("LTL") operations, and Truckers B2B (through March 2011 when the majority interest was sold and de-consolidated), which we have determined qualifies as a reportable segment under ASC 280-10 Segment Reporting.

	Operating Revenues
	Three Months Ended
	September 30,
	2011	2010

Asset Based	$131,478	$129,461
Asset-light Based	10,001	10,828
Total	$141,479	$140,289

	Operating Income
	Three Months Ended
	September 30,
	2011	2010

Asset Based	$8,276	$7,269
Asset-light Based	652	812
Total	$8,928	$8,081

Information as to the Company's operating revenue by geographic area is summarized below. The Company allocates operating revenue based on country of origin of the tractor hauling the freight:

	Operating Revenue
	Three Months Ended
	September 30,
	2011	2010

United States	$122,213	$123,098
Canada	$11,077	$10,161
Mexico	$8,189	$7,030
Consolidated	$141,479	$140,289

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

5.            Comprehensive Income

Comprehensive income includes net income and changes in fair value on foreign currency and fuel derivatives, which qualified for hedge accounting, foreign currency translation adjustments, and changes in fair value of available for sale securities. A reconciliation of net income and comprehensive income follows (in thousands):

	Three months ended
	September 30,
	2011	2010

Net income	$5,372	$4,421
Unrealized gain (loss) on fuel derivative instruments	(649)	860
Unrealized gain (loss) on currency derivative instruments	(437)	306
Unrealized gain on available for sale securities	280	–
Foreign currency translation adjustments	(3,590)	543

Comprehensive income	$976	$6,130

6.             Income Taxes

Our effective income tax rate was 41.5% for the three-month period ended September 30, 2011, compared with 42.6% for the three-month period ended September 30, 2010. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, nontaxable and nondeductible items of income and expense and the ultimate outcome of tax audits.

The Company follows ASC Topic 740-10-25 in Accounting for Uncertainty in Income Taxes. Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of September 30, 2011, the Company recorded a $0.4 million liability for unrecognized tax benefits, a portion of which represents penalties and interest.

As of September 30, 2011, we are subject to U.S. Federal income tax examinations for the tax years 2007 through 2010. We file tax returns in numerous state jurisdictions with varying statutes of limitations.

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
September 30, 2011
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

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities (in thousands) that are required to be measured at fair value as of September 30, 2011 and June 30, 2011.

			Level 1		Level 2		Level 3
	Balance	Balance	Balance	Balance	Balance	Balance	Balance	Balance
	at	at	at	at	at	at	at	at
	September	June	September	June	September	June	September	June
	30,	30,	30,	30,	30,	30,	30,	30,
	2011	2011	2011	2011	2011	2011	2011	2011

Foreign currency derivatives	(332)	105	–	–	(332)	105	–	–

Fuel derivatives	(262)	387	–	–	(262)	387	–	–

Available for Sale Securities	4,670	–	4,670	–	–	–	–	–

9.             Dividend

On August 17, 2011, the Company declared a cash dividend of $0.02 per share of common stock.  The dividend was payable to shareholders of record on September 26, 2011 and was paid on October 7, 2011.  Future payment of cash dividends, and the amount of any such dividends, will depend on our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

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

In fiscal 2012, we entered into futures contracts, which pertain to 3.2 million gallons (210,000 gallons per month) or approximately 7% of our monthly projected fuel requirements through December 2012.   Under these contracts, we pay a fixed rate per gallon of heating oil and receive the monthly average price of New York heating oil per the NYMEX. The Company has done retrospective and prospective regression analyses that showed the changes in the prices of diesel fuel and heating oil were deemed to be highly effective based on the relevant authoritative guidance.  Accordingly, we have designated the respective hedges as cash flow hedges.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly.  If our analysis shows that the derivatives are not highly effective as hedges, we will discontinue hedge accounting for the period and prospectively recognize changes in the fair value of the derivative being recognized through earnings.  As a result of our effectiveness assessment at inception and at September 30, 2011, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

We recognize all derivative instruments at fair value on our consolidated condensed balance sheets in other assets or other accrued expenses. The Company's derivative instruments are designated as cash flow hedges, thus the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income and will be reclassified into earnings in the same period during which the hedged transactions affect earnings.  The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item.  To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in other  income or expense on our consolidated condensed statements of operations.  The ineffective portion of the hedge for the quarter was immaterial and therefore not recognized through earnings.

Based on the amounts in accumulated other comprehensive income as of September 30, 2011 and the expected timing of the purchases of the diesel hedged, we expect to reclassify $0.3 million of losses on derivative instruments from accumulated other comprehensive income to the statement of income, as an offset to fuel expense, during the next fifteen months due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the companies with which we have these agreements.  Our credit exposure related to these financial instruments is represented by the fair value of contracts reported as assets.  To evaluate credit risk, we review each counterparty's audited financial statements and credit ratings and obtain references.  Any credit valuation adjustments deemed necessary would be reflected in the fair value of the instrument.  As of September 30, 2011, there have not been any adjustments made.

11.          Marketable Equity Securities

    In the first quarter of fiscal year 2012, the company invested $4.4 million in marketable equity securities that are classified as available-for-sale securities. These securities are carried at fair value on our balance sheet in the Other Assets category, with unrealized gains and losses recorded through accumulated other comprehensive income.  Any future realized gains and losses will be included in net income.  As of September 30, 2011, the value of available-for-sale securities included in Other Assets was $4.8 million, which included unrealized gains of $0.3 million.

12.          Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05"), which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 will be effective during interim and annual periods beginning after December 15, 2011; with early adoption permitted.  Adoption of ASU 2011-05 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-08, Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.  The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the two-step goodwill impairment model that is currently in place.  If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted.  We do not expect the adoption of ASU 2011-08 will have a material impact on the consolidated financial statements.

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

Business Overview

We are one of North America's twenty largest truckload carriers as measured by revenue. We generated $556.7 million in operating revenue during our fiscal year ended June 30, 2011. We provide asset-based dry van truckload carrier and rail services and asset-light based services including brokerage services, less-than-truckload (LTL), and warehousing services. Through our asset and asset-light services, we are able to transport or arrange for transportation throughout the United States, Canada, and Mexico.

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

Recent Results of Operations

Our results of operations for the quarter ended September 30, 2011, compared to the same period in 2010 are:

•	Freight revenue decreased 6.0% to $112.3 million from $119.5 million;
•	Net income increased to $5.4 million from $4.4 million; and
•	Net income per diluted share increased to $0.24 from $0.20.

In the September 2011 quarter, average revenue per seated tractor per week was flat and average miles per seated tractor declined 2.8% from the September 2010 quarter. Average revenue per total mile increased 3.1% and average revenue per loaded mile increased 3.7% from the September 2010 quarter. We believe that we are making progress improving our freight mix and contract pricing.

Our seated line haul tractors decreased to 2,529 tractors in the quarter ended September 30, 2011, compared to 2,688 tractors for the same period a year ago. The net change of 159 units is comprised of a 55-unit decrease in independent contractor tractors, and a 104-unit decrease in company tractors. The decrease in company tractors was primarily driven by difficulty recruiting drivers because of the tight driver market. We anticipate this number to increase in the current quarter as we hire drivers through our asset acquisition of the dry van division of Frozen Food Express Industries, Inc. The number of tractors operated by independent contractors decreased 12.7% from a year ago, and now represents 14.9% of our total fleet.

Revenue and Expenses

We primarily generate revenue by transporting freight for our customers. Generally, we are paid a predetermined rate per mile or per load for our services. We enhance our revenue by charging for tractor and trailer detention, loading and unloading activities, brokerage operations, and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of the cost of fuel. The main factors that affect our revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, and the number of miles we generate with our equipment. These factors relate to, among other things, the general level of economic activity in the United States, inventory levels, specific customer demand, the level of capacity in the trucking industry, and driver availability.

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

Results of Operations

The following table sets forth the percentage relationship of expense items to freight revenue for the periods indicated:

	For the three months ended
	September 30,
	2011	2010
Freight revenue(1)	100.0%	100.0%

Operating expenses:
Salaries, wages, and employee benefits	33.4%	31.9%
Fuel(1)	8.3%	9.6%
Purchased transportation	24.2%	21.7%
Revenue equipment rentals	5.3%	6.2%
Operations and maintenance	8.7%	8.5%
Insurance and claims	2.7%	3.5%
Depreciation and amortization	5.0%	6.3%
Cost of products and services sold	0.0%	1.2%
Communications and utilities	0.8%	0.9%
Operating taxes and licenses	2.2%	2.0%
General and other operating	1.4%	1.4%
Total operating expenses	92.0%	93.2%

Operating income	8.0%	6.8%

Other expense:
Interest expense	0.0%	0.4%
Other expense (income), net	(0.2%)	0.0%

Income before income taxes	8.2%	6.4%
Provision for income taxes	3.4%	2.7%

Net income	4.8%	3.7%

(1)
Freight revenue is total revenue less fuel surcharges. In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense. Fuel surcharges were $29.2 million and $20.8 million for the first quarter of fiscal 2012 and 2011, respectively.

Comparison of Three Months Ended September 30, 2011 to Three Months Ended September 30, 2010

Total revenue increased by $1.2 million, or 0.9%, to $141.5 million for the first quarter of fiscal 2012, from $140.3 million for the first quarter of fiscal 2011. Freight revenue decreased by $7.2 million, or 6.0%, to $112.3 million for the first quarter of fiscal 2012, from $119.5 million for the first quarter of fiscal 2011. This decrease was primarily attributable to a decrease in loaded miles to 59.0 million for the first quarter of fiscal 2012 from 65.3 million in the first quarter of fiscal 2011, offset by an increase to revenue per loaded mile to $1.526 for the first quarter of fiscal 2012 from $1.471 for the first quarter of fiscal 2011. Additionally, the decrease in revenue was also the result of a reduction in seated line-haul tractors offset by the rate increases we were able to implement over the last year and improving freight selection. This combination of factors resulted in a flat average revenue per tractor per week, which is our primary measure of asset productivity, of $2,971 in the first quarter of fiscal 2012, from $2,961 for the first quarter of fiscal 2011. The decrease in company tractors was primarily driven by difficulty recruiting drivers because of the tight driver market. We anticipate revenue to increase in the near term due to an anticipated increase in our seated line-haul tractors through the hiring of certain drivers from the acquisition of the dry van division of Frozen Food Express Industries, Inc.

Revenue for our asset-light segment decreased to $10.0 million in the first quarter of fiscal 2012 from $10.8 million in the first quarter of fiscal 2011.

Fuel surcharge revenue increased to $29.2 million in the first quarter of fiscal 2012 from $20.8 million for the first quarter of fiscal 2011.

In discussing our results of operations, we use freight revenue ("revenue") and fuel, net of fuel surcharge, because we believe that eliminating the impact of the sometimes volatile source of revenue affords more consistent basis for comparing our results of operations from period to period.

Salaries, wages, and employee benefits were $37.6 million, or 33.4% of revenue, for the first quarter of fiscal 2012, compared to $38.1 million, or 31.9% of revenue, for the first quarter of fiscal 2011. The decrease in absolute dollars was the result of a decrease in driver payroll related to a decrease in company miles and a decrease in stock compensation related expenses, partially offset by increases in administrative wages and insurance benefits.

Fuel expenses, net of fuel surcharge revenue, decreased to $9.3 million, or 8.3% of revenue, for the first quarter of fiscal 2012, compared to $11.5 million, or 9.6% of revenue, for the first quarter of fiscal 2011. This decrease was primarily attributable to a decrease in gallons purchased due to lower total company miles offset by the average fuel price increasing to $3.46 per gallon in the first quarter of fiscal 2012, compared to $2.55 per gallon in the first quarter of fiscal 2011. We expect that our continued efforts to reduce idling, operate more fuel-efficient tractors, and aerodynamic trailer skirts will continue to have a positive impact on our miles per gallon; however, we expect this positive impact to be partially offset by lower fuel economy on EPA-mandated new engines and use of more costly ultra-low sulfur diesel fuel.

Purchased transportation increased to $27.1 million, or 24.2% of revenue, for the first quarter of fiscal 2012, from $25.9 million, or 21.7% of revenue, for the first quarter of fiscal 2011. These increases were primarily related to an increase in purchased transportation for our intermodal business, offset by a decrease in independent contractor miles to 11.6 million in the first quarter of fiscal 2012 compared to 13.1 million miles in the first quarter of fiscal 2011. Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile. We expect purchased transportation to increase as we continue to increase our purchased transportation for our brokerage and intermodal operations.

Revenue equipment rentals decreased to $5.9 million, or 5.3% of revenue, for the first quarter of fiscal 2012, compared to $7.5 million, or 6.2% of revenue, for the first quarter of fiscal 2011. This decrease was attributable to a decrease in the number of tractors financed under operating leases, offset by an increase in the number of trailers financed under operating lease. At September 30, 2011, 1,297 tractors were held under operating leases, compared to 1,668 tractors at September 30, 2010. We expect our revenue equipment rental as a percentage of revenue to be similar to the current level going forward.

Operations and maintenance decreased to $9.8 million, or 8.7% of revenue, for the first quarter of fiscal 2012, from $10.2 million, or 8.5% of revenue, for the first quarter of fiscal 2011. Operations and maintenance consist of direct operating expense, maintenance, and tire expense. The dollar decrease in the first quarter of fiscal 2012 is primarily related to a decrease in costs associated with trailer maintenance as we have continued to reduce the age of our trailer fleet.  We expect our operations and maintenance expense to be similar to the current level going forward, subject to implementation of CSA 2010 that may impact these expenses.

Insurance and claims expense decreased to $3.0 million, or 2.7% of revenue, for the first quarter of fiscal 2012, from $4.1 million, or 3.5% of revenue, for the first quarter of fiscal 2011. Insurance consists of premiums for liability, physical damage, cargo damage, and workers' compensation insurance, in addition to claims expense. These decreases are primarily from decreases in workers' compensation claims expense and liability insurance claims. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume. Insurance and claims expense will vary based primarily on the frequency and severity of claims, the level of self-retention, and the premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased to $5.6 million, or 5.0% of revenue, for the first quarter of fiscal 2012, compared to $7.5 million, or 6.3% of revenue, for the first quarter of fiscal 2011. These decreases were primarily attributable to decreased trailer depreciation, related to a net decrease of trailers in our owned fleet as compared to the first quarter of fiscal 2011. This decrease included a gain on sale of equipment in the first quarter of fiscal 2012, which include expenses to prepare the equipment for sale.  Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of income in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases. We anticipate that we will dispose of substantially all of the equipment acquired from Frozen Food Express Industries, Inc. during the quarter ending December 31, 2011. We expect our depreciation and amortization to be similar to the current level going forward.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses. Accordingly, we have not provided a detailed discussion of such expenses.

Income taxes increased to $3.8 million, with an effective tax rate of 41.5%, for the first quarter of fiscal 2012, from $3.3 million, with an effective tax rate of 42.6%, for the first quarter of fiscal 2011. As pre-tax net income increases, our non-deductible expenses, such as per diem expense, have a lesser impact on our effective rate.

Liquidity and Capital Resources

Trucking is a capital-intensive business. We require cash to fund our operating expenses (other than depreciation and amortization), to make capital expenditures and acquisitions, and to repay debt, including principal and interest payments. Other than ordinary operating expenses, we anticipate that capital expenditures for the acquisition of revenue equipment will constitute our primary cash requirement over the next twelve months. We frequently consider potential acquisitions, and if we were to consummate an acquisition, our cash requirements would increase and we may have to modify our expected financing sources for the purchase of tractors. Subject to any required lender approval, we may make acquisitions in the future. Our principal sources of liquidity are cash generated from operations, bank borrowings, capital and operating lease financing of revenue equipment, and proceeds from the sale of used revenue equipment. At September 30, 2011, our total balance sheet debt, including capital lease obligations and current maturities, was $6.7 million, compared to $2.1 million at June 30, 2011.

As of September 30, 2011, we had a capital commitment for revenue equipment of $63.8 million for delivery through fiscal 2012. These capital commitments are amounts before considering the proceeds of equipment dispositions. In fiscal 2012, we expect to purchase our new tractors with both cash and off-balance sheet operating leases and our new trailers with off-balance sheet operating leases.

On August 29, 2011, the Company increased our credit facility to $100 million and reset the term on our five-year revolving credit facility agented by Bank of America, N.A. The facility refinanced the Company's existing credit facility and provides for ongoing working capital needs and general corporate purposes. Bank of America, N.A. continues to serve as the lead arranger in the facility and Wells Fargo Bank, N.A. continues to participate in the new facility. At September 30, 2011, we were authorized to borrow up to $100 million under this revolving line of credit, which expires August 29, 2016. The applicable interest rate under this agreement is based on either a base rate equal to Bank of America, N.A.'s prime rate or LIBOR plus an applicable margin between 0.75% and 1.125% that is adjusted quarterly based on the Company's lease adjusted total debt to EBITDAR ratio. At September 30, 2011, we had $4.7 million in outstanding borrowings related to our credit facility and $0.4 million utilized for letters of credit. The agreement is collateralized by the assets of all the US subsidiaries of the Company. We are obligated to comply with certain financial covenants under our credit agreement and we were in compliance with these covenants at September 30, 2011.

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

Cash Flows

Net cash provided by operations for the three months ended September 30, 2011 was $2.6 million, compared to $8.8 million for the three months ended September 30, 2010. Cash provided by operations decreased due to a decrease in accounts payable and accrued expenses.

Net cash used in investing activities was $27.0 million for the three months ended September 30, 2011, compared to net cash used in investing activities of $8.1 million for the three months ended September 30, 2010. Cash used in investing activities includes the net cash effect of acquisitions and dispositions of property and revenue equipment during each period. Capital expenditures for property and equipment totaled $42.1 million for the three months ended September 30, 2011, and $16.3 million for the three months ended September 30, 2010. We generated proceeds from the sale of property and equipment of $15.2 million and $8.2 million for the three months ended September 30, 2011, and September 30, 2010, respectively. Cash used in the quarter also included $4.4 million for the purchase of available for sale securities.

Net cash provided by financing activities was $4.7 million for the three months ended September 30, 2011, compared to net cash used of $7.8 million for the three months ended September 30, 2010. The decrease in cash used for financing activities was primarily due to an increase in borrowings on our line of credit. Financing activity represents borrowings (new borrowings, net of repayment) and payments of the principal component of capital lease obligations.

Cash dividends accrued for the three months ended September 30, 2011, also increased approximately $0.4 million, due to the accrual of our first quarterly dividend of $0.02 per share that became effective in the first quarter of fiscal 2012. We currently expect to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

Contractual Obligations

As of September 30, 2011, our operating leases, capitalized leases, other debts, and future commitments have stated maturities or minimum annual payments as follows:

	Annual Cash Requirements
	As of September 30, 2011
	(in thousands)
	Payments Due by Period
		Less			More
		than	1-3	3-5	than
	Total	1 year	years	Years	5 years

Operating leases	$79,826	$29,403	$31,485	$10,830	$8,108
Lease residual value guarantees	94,048	26,417	29,604	19,777	18,250
Capital leases(1)	2,120	446	1,674	–	–
Long-term debt(1)	4,780	35	4,745	–	–
Sub total	$180,774	$56,301	$67,508	$30,607	$26,358

Future Purchase of Revenue Equipment	$63,829	$4,702	$12,540	$21,198	$25,389
Employment and consulting agreements(2)	700	700	–	–	–
Standby letters of credit	438	438	–	–	–

Total	$245,741	$62,141	$80,048	$51,805	$51,747

(1)	Includes interest
(2)
The amounts reflected in the table do not include amounts that could become payable to our Chief Executive Officer and Chief Operating Officer under certain circumstances if their employment by the Company is terminated.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for our revenue equipment. Our operating leases include some under which we do not guarantee the value of the asset at the end of the lease term ("walk-away leases") and some under which we do guarantee the value of the asset at the end of the lease term ("residual value"). Therefore, we are subject to the risk that equipment values may decline, in which case we would suffer a loss upon disposition and be required to make cash payments because of the residual value guarantees. We were obligated for residual value guarantees related to operating leases of $94.0 million at September 30, 2011, compared to $82.5 million at September 30, 2010. We believe that any residual payment obligations will be satisfied by the value of the related equipment at the end of the lease. To the extent the expected value at the lease termination date is lower than the residual value guarantee; we would accrue for the difference over the remaining lease term. We anticipate that going forward we will use a combination of cash generated from operations and operating leases to finance tractor purchases and operating leases to finance trailer purchases.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America require that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes. Management bases it estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that affect, or could affect our financial statements materially and involve a significant level of judgment by management. The accounting policies we deem most critical to use include revenue recognition, allowance for doubtful accounts, depreciation, claims accrual, and accounting for income taxes. There have been no significant changes to our critical accounting policies and estimates during the three months ended September 30, 2011, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in our 2011 Annual Report on Form 10-K.

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

Interest Rate Risk. We are exposed to interest rate risk principally from our primary credit facility. The credit facility carries a variable interest rate equal to either Bank of America, N.A.'s prime rate or LIBOR plus an applicable margin between 0.75% and 1.125% that is adjusted quarterly based on the Company's lease adjusted total debt to EBITDAR ratio.  At September 30, 2011 the interest rate for revolving borrowings under our credit facility was 0.989%.  At September 30, 2011, we had $4.7 million variable rate term loan borrowings outstanding under the credit facility.  A hypothetical 10% increase in the bank's base rate and LIBOR would be immaterial to our net income.

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

Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third party transactions. At September 30, 2011, we had outstanding foreign exchange derivative contracts in notional amounts of $3.5 million with a fair value of these contracts approximately $0.3 million less than the original contract value. Derivative gains/(losses), initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.

Assuming revenue and expenses for our Canadian operations identical to that in the first quarter of fiscal 2012 (both in terms of amount and currency mix), we estimate that a $0.01 decrease in the Canadian dollar exchange rate would reduce our annual net income by approximately $35,000. Also, we estimate that a $0.01 decrease in the Mexican peso exchange rate would reduce our annual net income by approximately $46,000.

Commodity Price Risk. Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability.  Fuel is subject to economic, political, and market factors that are outside of our control. We believe fuel surcharges are effective at mitigating most, but not all, of the risk of high fuel price because we do not recover the full amount of fuel price increases. In fiscal 2012, we entered into contracts to hedge up to 0.3 million gallons per month for 15 months ending on December 31, 2012.  This represents approximately 7% of our monthly projected fuel requirements through December 2012.  At September 30, 2011, we had outstanding contracts in place for a notional amount of $8.2 million with a fair value of these contracts approximately $0.3 million less than the original contract value. Derivative gains/(losses), initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.  Based on our expected fuel consumption for fiscal 2012, a 10% change in the related price of heating oil or diesel per gallon would not have a material financial impact, assuming no further changes to our fuel hedging program or our fuel surcharge recovery.

Item 4.                 Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company has carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of the Company's management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. There were no changes in the Company's internal control over financial reporting that occurred during the first quarter of fiscal 2012 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.              Risk Factors

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Annual Report on Form 10-K for the year ended June 30, 2011, in the section entitled Item 1A. Risk Factors, describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

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

4.2	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K filed with the SEC on July 3, 2006.)
10.26	First Amendment to Credit Agreement dated August 29, 2011, among the Company, certain of its subsidiaries, Bank of America, N.A., and certain other lenders.*
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer.*
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by William Meek, the Company's Principal Financial Officer.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by William Meek, the Company's Principal Financial Officer.*
101.INS**	XBRL Instance Document.*
101.SCH**	XBRL Taxonomy Extension Schema Document.*
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Celadon Group, Inc. (Registrant)

/s/ William E. Meek
William E. Meek
Principal Financial Officer, Vice President, and Treasurer

/s/ Bart Middleton
Bart Middleton
Principal Accounting Officer, Vice President, and Assistant Secretary

Date: November 4, 2011

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

4.2	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K filed with the SEC on July 3, 2006.)
10.26	First Amendment to Credit Agreement dated August 29, 2011, among the Company, certain of its subsidiaries, Bank of America, N.A., and certain other lenders.*
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer.*
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by William Meek, the Company's Principal Financial Officer.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by William Meek, the Company's Principal Financial Officer.*
101.INS**	XBRL Instance Document.*
101.SCH**	XBRL Taxonomy Extension Schema Document.*
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be "furnished" and not "filed."