Form 10-Q
period 2011-12-31
CELADON GROUP INC
filed 2012-02-06
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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
Yes [ ] No [X]

As of January 31, 2012 (the latest practicable date), 22,776,889 shares of the registrant's common stock, par value $0.033 per share, were outstanding.

CELADON GROUP, INC.

Index to

December 31, 2011 Form 10-Q

PART I.                 FINANCIAL INFORMATION

Item I.                 Financial Statements

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Dollars and shares in thousands except per share amounts)
(Unaudited)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2011	2010	2011	2010

REVENUE:
Freight revenue	$112,379	$111,553	$224,676	$231,023
Fuel surcharge revenue	29,135	21,578	58,317	42,397
Total revenue	141,514	133,131	282,993	273,420

OPERATING EXPENSES:
Salaries, wages, and employee benefits	37,562	37,574	75,122	75,701
Fuel	37,063	30,931	75,530	63,202
Purchased transportation	27,302	25,426	54,435	51,300
Revenue equipment rentals	6,269	6,728	12,178	14,277
Operations and maintenance	10,177	10,050	19,979	20,143
Insurance and claims	3,676	3,468	6,719	7,593
Depreciation and amortization	5,766	6,769	11,360	14,296
Cost of products and services sold	---	1,350	---	2,748
Communications and utilities	998	1,062	1,903	2,169
Operating taxes and licenses	2,595	2,432	5,104	4,825
General and other operating	1,668	1,705	3,297	3,449
Total operating expenses	133,076	127,495	265,627	259,703

Operating income	8,438	5,636	17,366	13,717

Interest expense	160	565	203	1,027
Interest income	(44)	(15)	(52)	(31)
Other income	(211)	(79)	(498)	(146)
Income before income taxes	8,533	5,165	17,713	12,867
Income tax expense	3,085	2,307	6,893	5,588
Net income	$5,448	$2,858	$10,820	$7,279

Income per common share:
Diluted	$0.24	$0.13	$0.48	$0.32
Basic	$0.24	$0.13	$0.49	$0.33

Diluted weighted average shares outstanding	22,697	22,569	22,687	22,563
Basic weighted average shares outstanding	22,248	22,051	22,233	22,054

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2011 and June 30, 2011
(Dollars in thousands except par value and share amounts)

	(unaudited)
	December 31,	June 30,
ASSETS	2011	2011

Current assets:
Cash and cash equivalents	$1,418	$25,673
Trade receivables, net of allowance for doubtful accounts of $1,057 and $1,045 at December 31, 2011 and June 30, 2011, respectively	60,615	64,723
Prepaid expenses and other current assets	13,808	14,403
Tires in service	6,793	6,594
Assets held for sale	25,653	---
Income tax receivable	2,131	---
Deferred income taxes	3,868	3,940
Total current assets	114,286	115,333
Property and equipment	247,991	213,222
Less accumulated depreciation and amortization	76,319	80,592
Net property and equipment	171,672	132,630
Tires in service	3,182	2,914
Goodwill	16,702	16,702
Investment in unconsolidated companies	3,153	2,902
Other assets	6,582	1,701
Total assets	$315,577	$272,182

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$13,629	$10,475
Accrued salaries and benefits	11,871	13,192
Accrued insurance and claims	10,853	13,360
Accrued fuel expense	9,468	11,113
Other accrued expenses	18,499	15,729
Current maturities of capital lease obligations	363	354
Income taxes payable	---	1,778
Total current liabilities	64,683	66,001
Long-term debt	34,531	---
Capital lease obligations, net of current maturities	1,556	1,740
Deferred income taxes	35,229	31,740
Stockholders' equity:
Common stock, $0.033 par value, authorized 40,000,000 shares; issued and outstanding 23,875,833 and 23,886,601 shares at December 31, 2011 and June 30, 2011, respectively	788	788
Treasury stock at cost; 1,258,319 and 1,364,364 shares at December 31, 2011 and June 30, 2011, respectively	(8,677)	(9,408)
Additional paid-in capital	100,250	99,906
Retained earnings	92,297	82,367
Accumulated other comprehensive loss	(5,080)	(952)
Total stockholders' equity	179,578	172,701
Total liabilities and stockholders' equity	$315,577	$272,182

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
(Unaudited)

	Six months ended
	December 31,
	2011	2010

Cash flows from operating activities:
Net income	$10,820	$7,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,941	15,411
Gain on sale of equipment	(2,380)	(1,049)
Stock based compensation	728	1,338
Deferred income taxes	3,583	(133)
Provision for doubtful accounts	10	128
Changes in assets and liabilities:
Trade receivables	3,855	6,754
Income taxes	(4,033)	(1,662)
Tires in service	(477)	(1,282)
Prepaid expenses and other current assets	(116)	(1,629)
Other assets	(630)	(239)
Accounts payable and accrued expenses	677	(2,207)
Net cash provided by operating activities	25,978	22,709

Cash flows from investing activities:
Purchase of property and equipment	(88,446)	(34,342)
Proceeds on sale of property and equipment	44,012	21,022
Purchase of businesses, net of cash	(34,300)	---
Purchase of available for sale securities	(4,661)	---
Net cash used in investing activities	(83,395)	(13,320)

Cash flows from financing activities:
Borrowings (payments) on long-term debt	34,531	(204)
Dividends paid	(445)	---
Principal payments under capital lease obligations	(175)	(16,319)
Proceeds from issuance of stock	34	98
Net cash provided by/(used in) financing activities	33,945	(16,425)
Effect of exchange rates on cash and cash equivalents	(783)	(666)
Decrease in cash and cash equivalents	(24,255)	(7,702)
Cash and cash equivalents at beginning of period	25,673	18,844
Cash and cash equivalents at end of period	$1,418	$11,142
Supplemental disclosure of cash flow information:
Interest paid	$160	$1,078
Income taxes paid	$7,193	$1,917
Change in dividends payable	$445	---

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
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

2.           Earnings Per Share (in thousands, except per share data)

A reconciliation of the basic and diluted earnings per share is as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2011	2010	2011	2010

Weighted average common shares outstanding – basic	22,248	22,051	22,233	22,054
Dilutive effect of stock options and unvested restricted stock units	449	518	454	509
Weighted average common shares outstanding – diluted	22,697	22,569	22,687	22,563

Net income	$5,448	$2,858	$10,820	$7,279
Earnings per common share
Diluted	$0.24	$0.13	$0.48	$0.32
Basic	$0.24	$0.13	$0.49	$0.33

Certain shares of common stock were excluded from the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.  A summary of those options follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2011	2010	2011	2010

Number of anti-dilutive shares	811	5	813	125

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)

3.           Stock Based Compensation

The following table summarizes the components of our share based compensation program expense (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2011	2010	2011	2010

Stock compensation expense for options, net of forfeitures	$107	$212	$337	$427
Stock compensation for restricted stock, net of forfeitures	310	427	700	817
Stock compensation (income) expense for stock appreciation rights, net of forfeitures	420	141	(308)	94
Total stock compensation expense	$837	$780	$728	$1,338

As of December 31, 2011, we have approximately $1.1 million of unrecognized compensation cost related to unvested options granted under the Company's 2006 Omnibus Incentive Plan, as amended (the "2006 Plan").  This cost is expected to be recognized over a weighted-average period of 1.3 years and a total period of 3.3 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model that uses the following assumptions:

•	Dividend yield – the dividend yield is based on our historical experience and future expectation of dividend payouts.
•
Expected volatility – we analyzed the volatility of our stock using historical data for three or four years through the end of the most recent period to estimate the expected volatility, and the historical data used mirrors the vesting terms of the respective option.

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

No grants were issued in the six months ended December 31, 2011 or 2010.

A summary of the award activity of the Company's stock option plans as of December 31, 2011, and changes during the period then ended is presented below:

Options	Option Totals	Weighted-Average Exercise Price per Share

Outstanding at July 1, 2011	1,432,083	$10.60
Granted	---	---
Exercised	(11,250)	$3.00
Forfeited or expired	(11,060)	$11.54
Outstanding at December 31, 2011	1,409,773	$10.58
Exercisable at December 31, 2011	1,151,315	$11.67

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)

We also have approximately $3.4 million of unrecognized compensation expense related to restricted stock awards, which is anticipated to be recognized over a weighted-average period of 3.0 years and a total period of 3.8 years.  A summary of the restricted stock award activity under the 2006 Plan as of December 31, 2011, and changes during the six-month period is presented below:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value

Unvested at July 1, 2011	355,630	$12.27
Granted	84,593	$10.93
Vested and Issued	(94,795)	$11.91
Forfeited	(566)	$11.89
Unvested at December 31, 2011	344,862	$12.06

The fair value of each restricted stock award is based on the closing market price on the date of grant.

The company had 143,156 outstanding stock appreciation rights as of June 30, 2011 and December 31, 2011, respectively.  These stock appreciation rights were granted at a fair value market price of $8.64 based on the closing market price on the date of the grant and are marked to market at the end of each quarter.

4.           Segment Information

We have two reportable segments comprised of an asset-based segment and an asset-light-based segment.  Our asset-based segment includes our asset based dry van carrier and rail services, which are geographically diversified but have similar economic and other relevant characteristics, as they all provide truckload carrier services of general commodities to a similar class of customers.  Our asset-light based segment consists of our warehousing, brokerage, and less-than-truckload ("LTL") operations, and Truckers B2B (through March 2011, when the majority interest was sold and de-consolidated), which we have determined qualifies as a reportable segment under ASC 280-10 Segment Reporting.  Operating revenues and operating income by segment are presented below (in thousands):

	Operating Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Asset-based	$131,214	$122,493	$262,692	$251,954
Asset-light	10,300	10,638	20,301	21,466
Total	$141,514	$133,131	$282,993	$273,420

	Operating Income
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Asset-based	$7,791	$4,817	$16,067	$12,086
Asset-light	647	819	1,299	1,631
Total	$8,438	$5,636	$17,366	$13,717

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)

Information as to the Company's operating revenue by geographic area is summarized below (in thousands).  The Company allocates operating revenue based on country of origin of the tractor hauling the freight:

	Operating Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

United States	$121,528	$115,577	$243,584	$238,676
Canada	11,674	10,090	22,908	20,251
Mexico	8,312	7,464	16,501	14,493
Consolidated	$141,514	$133,131	$282,993	$273,420

5.           Comprehensive Income

Comprehensive income includes changes in fair value on foreign currency and fuel derivatives, which qualify for hedge accounting.  A reconciliation of net income and comprehensive income follows (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2011	2010	2011	2010

Net income	$5,448	$2,858	$10,820	$7,279
Unrealized gain (loss) on fuel derivative instruments	509	316	(140)	1,176
Unrealized gain (loss) on currency derivative instruments	61	50	(376)	356
Unrealized gain (loss) on available for sale securities	(15)	---	265	---
Foreign currency translation adjustments	(286)	524	(3,876)	1,067

Comprehensive income	$5,717	$3,748	$6,693	$9,878

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)

6.           Income Taxes

During the three months ended December 31, 2011 and 2010, our effective tax rates were 36.2% and 44.7%, respectively.  During the six months ended December 31, 2011 and 2010, our effective tax rates were 38.9% and 43.4%, respectively.  Income tax expense varies from the amount computed by applying the statutory federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases our drivers' net pay per mile, after taxes, while decreasing gross pay, before taxes.  As a result, salaries, wages and employee benefits are slightly lower, and our effective income tax rate is higher than the statutory rate.  Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases because aggregate per diem pay becomes smaller in relation to pre-tax income.  Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

We account for any uncertainty in income taxes by determining whether it is more likely than not that a tax position taken or expected to be taken in a tax return will be sustained upon examination by the appropriate taxing authority based on the technical merits of the position.  In that regard, we have analyzed filing positions in our federal and applicable state tax returns as well as in all open tax years.  The only periods subject to examination for our federal returns are the 2007 through 2010 tax years.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations and cash flows.  As of December 31, 2011, the Company recorded a $0.4 million liability for unrecognized tax benefits, a portion of which represents penalties and interest.

7.           Long-Term Debt

Long-term debt consisted of our revolving credit facility:

	(in thousands)
	December 31,	June 30,
	2011	2011
Revolving credit facility	$34,531	$ ---

At December 31, 2011, we were authorized to borrow up to $100 million under this revolving credit facility, which expires August 29, 2016.  The applicable interest rate under this agreement is based on either a base rate equal to Bank of America, N.A.'s prime rate or LIBOR plus an applicable margin between 0.75% and 1.125% that is adjusted quarterly based on the Company's lease adjusted total debt to EBITDAR ratio.  Our average interest rate for the quarter ended December 31, 2011 was 1.0%.  At December 31, 2011, we had $34.5 million in outstanding borrowings related to our credit facility and $0.4 million utilized for letters of credit.  We are obligated to comply with certain financial covenants under our credit agreement and we were in compliance with these covenants at December 31, 2011.

8.           Commitments and Contingencies

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
December 31, 2011
(Unaudited)

9.           Fair Value Measurements

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured at fair value as of December 31, 2011 and June 30, 2011.

			Level 1		Level 2		Level 3
	Balance	Balance	Balance	Balance	Balance	Balance	Balance	Balance
	at	at	at	at	at	at	at	at
	December	June	December	June	December	June	December	June
	31,	30,	31,	30,	31,	30,	31,	30,
	2011	2011	2011	2011	2011	2011	2011	2011
Foreign currency derivatives	(271)	105	---	---	(271)	105	---	---

Fuel derivatives	246	387	---	---	246	387	---	---

Available for sale securities	5,086	---	5,086	---	---	---	---	---

10.           Dividend

On October 25, 2011, the Company declared a cash dividend of $0.02 per share of common stock.  The dividend was payable to shareholders of record on January 4, 2012 and was paid on January 13, 2012.  Future payment of cash dividends, and the amount of any such dividends, will depend on our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)

11.           Fuel Derivatives

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

In fiscal 2012, we entered into futures contracts, which pertain to 5.0 million gallons (up to 378,000 gallons per month) or approximately 11% of our monthly projected fuel requirements through August 2012 and 7% of our monthly projected fuel requirements through December 2012.  Under these contracts, we pay a fixed rate per gallon of heating oil and receive the monthly average price of New York heating oil per the NYMEX.  The Company has done retrospective and prospective regression analyses that showed the changes in the prices of diesel fuel and heating oil were deemed to be highly effective based on the relevant authoritative guidance.  Accordingly, we have designated the respective hedges as cash flow hedges.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly.  If our analysis shows that the derivatives are not highly effective as hedges, we will discontinue hedge accounting for the period and prospectively recognize changes in the fair value of the derivative being recognized through earnings.  As a result of our effectiveness assessment at inception and at December 31, 2011, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

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

Based on the amounts in accumulated other comprehensive income as of December 31, 2011 and the expected timing of the purchases of the diesel hedged, we expect to reclassify $0.2 million of income on derivative instruments from accumulated other comprehensive income to the statement of income, as an offset to fuel expense, during the next twelve months due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the companies with which we have these agreements.  Our credit exposure related to these financial instruments is represented by the fair value of contracts reported as assets.  To evaluate credit risk, we review each counterparty's audited financial statements and credit ratings and obtain references.  Any credit valuation adjustments deemed necessary would be reflected in the fair value of the instrument.  As of December 31, 2011, there have not been any adjustments made.

12.           Marketable Equity Securities

In fiscal year 2012, the Company invested $4.7 million in marketable equity securities that are classified as available-for-sale securities.  These securities are carried at fair value on our balance sheet in the Other Assets category, with unrealized gains and losses recorded through accumulated other comprehensive income.  Any future realized gains and losses will be included in net income.  As of December 31, 2011, the value of available-for-sale securities included in Other Assets was $5.1 million, which included unrealized gains of $0.4 million.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)

13.           Acquisitions and Assets Held for Sale

On October 19, 2011, the Company acquired certain assets of American Eagle the non-refrigerated division of Frozen Food Express Industries, Inc. "FFE".  We acquired 229 tractors and 435 trailers which were recorded at their estimated fair value, of $14.0 million, of which $9.5 million remains in assets held for sale.  The purposes for the acquisition are to acquire equipment to dispose of for our Quality Leasing and Sales division, to offer employment opportunities to former FFE drivers, and to evaluate freight transportation opportunities from FFE customers.

On December 15, 2011, the Company acquired certain assets of USF Glen Moore, Inc. "Glen Moore".  We acquired Glen Moore's truckload business assets and their terminal in Carlisle, PA.  The terminal was recorded at its estimated fair value of approximately $2.4 million, which included administrative offices and a maintenance shop.  Acquired revenue equipment of 557 tractors and 1,151 trailers was recorded at its estimated fair value, of $16.2 million which remains in assets held for sale.  The purposes for the acquisition are to acquire equipment to dispose of for our Quality Leasing and Sales division, secure a terminal facility to operate from in the northeastern United States, to offer employment opportunities to former Glen Moore drivers, and to evaluate freight transportation opportunities from Glen Moore customers.

The recorded amounts of assets acquired in the above transactions are subject to change upon the finalization of our determination of acquisition date fair values.  Assets held for sale are not being depreciated.

14.           Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05"), which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity.  Instead the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 will be effective during interim and annual periods beginning after December 15, 2011.  In December 2011, the FASB issued ASU No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05" ("ASU 2011-12").  ASU 2011-12 defers the requirement in ASU 2011-05 to present reclassification adjustments for each component of accumulated other comprehensive income ("AOCI") in both other comprehensive income and net income on the face of the financial statements and the presentation of reclassification adjustments is not required in interim periods.  We expect to continue to present amounts reclassified out of AOCI on the face of the financial statements or disclose those amounts in the notes to the financial statements.  The effective dates of ASU 2011-12 are consistent with the effective dates of ASU 2011-05, which is effective for fiscal years and interim periods beginning after December 15, 2011.  Adoption of these standards is not expected to have a material impact on the Company's consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.  The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the two-step goodwill impairment model that is currently in place.   If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary.  The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment.  The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  We do not expect the adoption of ASU 2011-08 will have a material impact on the consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (ASC Topic820):  Amendments to Archive Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" (ASU 2011-04"), which clarifies existing fair value measurement and disclosure requirements, amends certain fair value measurement principles, and requires additional disclosures about fair value measurements.  ASU 2011-04 will be effective during the interim and annual periods beginning after December 15, 2011.  Early adoption is not permitted.  Adoption of ASU 2011-04 is not expected to have a material impact on the Company's consolidated financial statements.

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

Business Overview

We are one of North America's twenty largest truckload carriers as measured by revenue.  We generated $556.7 million in operating revenue during our fiscal year ended June 30, 2011.  We provide asset-based dry van truckload carrier and rail services and asset-light services including brokerage services, LTL, and warehousing services.  Through our asset and asset-light services, we are able to transport or arrange for transportation throughout the United States, Canada, and Mexico.

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

Recent Results of Operations

Our results of operations for the quarter ended December 31, 2011, compared to the same period in 2010 are:

•	Freight revenue increased to $112.4 million from $111.6 million;
•	Net income increased to $5.4 million from $2.9 million; and
•	Net income per diluted share increased to $0.24 from $0.13.

In the December 2011 quarter, average revenue per seated tractor per week increased 1.0% and average miles per seated tractor declined 2.1% from the December 2010 quarter.  Average revenue per total mile increased 3.3% and average revenue per loaded mile increased 3.5% from the December 2010 quarter.  We believe that we are making progress improving our freight mix and contract pricing.

Our average seated line haul tractors decreased to 2,633 tractors in the quarter ended December 31, 2011, compared to 2,687 tractors for the same period a year ago.  The net change of 54 units is comprised of a 40-unit decrease in independent contractor tractors, and a 14-unit decrease in company tractors.  The decrease in company tractors was primarily driven by difficulty recruiting drivers because of the tight driver market.  We anticipate this number to increase in the third quarter of fiscal 2012 for drivers hired through our asset acquisition of certain assets of FFE and Glen Moore completed in December 2011.  The number of tractors operated by independent contractors decreased 9.2% from a year ago.

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

The main factors that impact our profitability in terms of expenses are the variable costs of transporting freight for our customers.  These costs include fuel expense, driver-related expenses, such as wages, benefits, training and recruitment, and independent contractor and third party carrier costs, which are recorded on the 'Purchased Transportation' line of our consolidated statements of income.  Expenses that have both fixed and variable components include maintenance, insurance, and claims.  These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors.  Our main fixed costs are the acquisition and depreciation of long-term assets, such as revenue equipment and the compensation of non-driver personnel.  Effectively controlling our expenses and managing our net cost of revenue equipment acquisitions and dispositions, including any related gains or losses, are important elements of assuring our profitability.  We evaluate our profitability using operating ratio, excluding the impact of fuel surcharge revenue (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge), and income before income taxes, which eliminates shifting operating lease expenses "above the line" from interest expense on owned or capital leased equipment.

Results of Operations

The following table sets forth the percentage relationship of expense items to freight revenue for the periods indicated:

	Three months ended		Six months ended
	December 31,		December 31,
	2011	2010	2011	2010

Freight revenue(1)	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages, and employee benefits	33.4%	33.7%	33.4%	32.8%
Fuel(1)	7.1%	8.4%	7.7%	9.0%
Purchased transportation	24.3%	22.8%	24.2%	22.2%
Revenue equipment rentals	5.6%	6.0%	5.4%	6.2%
Operations and maintenance	9.1%	9.0%	8.9%	8.7%
Insurance and claims	3.3%	3.1%	3.0%	3.3%
Depreciation and amortization	5.1%	6.1%	5.1%	6.2%
Cost of products and services sold	---	1.2%	---	1.2%
Communications and utilities	0.9%	1.0%	0.8%	0.9%
Operating taxes and licenses	2.3%	2.2%	2.3%	2.1%
General and other operating	1.5%	1.4%	1.5%	1.5%
Total operating expenses	92.5%	94.9%	92.3%	94.1%

Operating income	7.5%	5.1%	7.7%	5.9%

Other expense (incomes)	0.0%	0.4%	(0.2%)	0.3%

Income before income taxes	7.5%	4.7%	7.9%	5.6%
Provision for income taxes	2.7%	2.1%	3.1%	2.4%

Net income	4.8%	2.6%	4.8%	3.2%

(1)
Freight revenue is total revenue less fuel surcharges.  In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense.  Fuel surcharges were $29.1 million and $21.6 million for the second quarter of fiscal 2012 and 2011, respectively, and $58.3 million and $42.4 million for the six months ended December 31, 2011 and 2010, respectively.

Comparison of Three Months Ended December 31, 2011 to Three Months Ended December 31, 2010

In discussing our results of operations, we use freight revenue ("revenue") and fuel, net of fuel surcharge, because we believe that eliminating the impact of the sometimes volatile source of revenue affords more consistent basis for comparing our results of operations from period to period.

Total revenue increased by $8.4 million, or 6.3%, to $141.5 million for the second quarter of fiscal 2012, from $133.1 million for the second quarter of fiscal 2011.  Freight revenue increased by $0.8 million to $112.4 million for the second quarter of fiscal 2012, from $111.6 million for the second quarter of fiscal 2011.  This increase was attributable to revenue per loaded mile increasing to $1.528 for the second quarter of fiscal 2012 from $1.477 for the second quarter of fiscal 2011 offset by a decrease in loaded miles to 58.4 million for the second quarter of fiscal 2012 from 61.2 million in the second quarter of fiscal 2011, due to a slight decrease in seated line-haul tractors.  This combination of factors resulted in an increase in average revenue per tractor per week, which is our primary measure of asset productivity, to $2,823 in the second quarter of fiscal 2012, from $2,794 for the second quarter of fiscal 2011.  The decrease in company tractors was primarily driven by difficulty recruiting drivers because of the tight driver market.  We anticipate revenue to increase in the near term due to an anticipated increase in our seated line-haul tractors through the hiring of certain drivers from the acquisitions of FFE and Glen Moore.

Revenue for our asset-light segment decreased to $10.3 million in the second quarter of fiscal 2012 from $10.6 million in the second quarter of fiscal 2012.  Excluding TruckersB2B, asset-light revenue increased on a comparative basis by $1.6 million to $10.3 million in the second quarter of fiscal 2012 from $8.7 million in the second quarter of fiscal 2011.

Fuel surcharge revenue increased to $29.1 million in the second quarter of fiscal 2012 from $21.6 million for the second quarter of fiscal 2011.

Salaries, wages, and employee benefits were $37.6 million, or 33.4% of revenue, for the second quarter of fiscal 2012, compared to $37.6 million, or 33.7% of revenue, for the second quarter of fiscal 2011.  These expenses were flat due to decreases in driver payroll related to fewer company miles and a decrease in medical claims expense offset by increases in non-driver salaries and wages and recruiting expenses.  We expect that our hiring of drivers in the current quarter as a result of our acquisition of certain assets of USA Glen Moore, Inc. will increase these expenses in the near term.

Fuel expenses, net of fuel surcharge revenue, decreased to $7.9 million, or 7.1% of revenue, for the second quarter of fiscal 2012, compared to $9.4 million, or 8.4% of revenue, for the second quarter of fiscal 2011.  This decrease was primarily attributable to a decrease in gallons purchased due to lower total company miles offset by the average fuel price increasing to $3.48 per gallon in the second quarter of fiscal 2012, compared to $2.82 per gallon in the second quarter of fiscal 2011.  We expect that our continued efforts to reduce idling, operate more fuel-efficient tractors, and aerodynamic trailer skirts will continue to have a positive impact on our miles per gallon.  However, we expect this positive impact to be partially offset by lower fuel economy on EPA-mandated new engines and use of more costly ultra-low sulfur diesel fuel.

Purchased transportation increased to $27.3 million, or 24.3% of revenue, for the second quarter of fiscal 2012, from $25.4 million, or 22.8% of revenue, for the second quarter of fiscal 2011.  These increases are primarily related to increases in intermodal rail expense and third party broker transportation offset by a decrease in our independent contractors due to a decrease in miles to 11.2 million in the second quarter of fiscal 2012 compared to 12.9 million miles in the second quarter of fiscal 2011.  Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile.  We expect purchased transportation to increase as we increase the number of independent contractors in our fleet and continue to increase our purchased transportation for brokerage and intermodal transportation.

Revenue equipment rentals decreased to $6.3 million, or 5.6% of revenue, for the second quarter of fiscal 2012, compared to $6.7 million, or 6.0% of revenue, for the second quarter of fiscal 2011.  These decreases were partially attributable to a decrease in the number of tractors financed under operating leases.  At December 31, 2011, 1,414 tractors were held under operating leases, compared to 1,523 tractors at December 31, 2010.  These decreases were also related to the increase in payments received from our external lease purchase program (that is made up of drivers leasing tractors and driving for other companies).  These decreases were partially offset by an increase in the cost associated with trailers financed under operating leases.  At December 31, 2011, 6,426 trailers were financed under operating leases, compared to 3,321 trailers at December 31, 2010.

Operations and maintenance increased to $10.2 million, or 9.1% of revenue, for the second quarter of fiscal 2012, from $10.1 million, or 9.0% of revenue, for the second quarter of fiscal 2011.  Operations and maintenance consist of direct operating expense, maintenance, and tire expense.  These slight increases in the second quarter of fiscal 2012 are primarily related to increases in costs associated with tire expense.  We expect our operations and maintenance expense to be similar to the current level going forward, subject to winter weather conditions and implementation of CSA 2010 that may impact these expenses.

Insurance and claims expense increased to $3.7 million, or 3.3% of revenue, for the second quarter of fiscal 2012, from $3.5 million, or 3.1% of revenue, for the second quarter of fiscal 2011.  Insurance consists of premiums for liability, physical damage, cargo damage, and workers' compensation insurance, in addition to claims expense.  Insurance expense was affected by a slight increase in workers' compensation costs and liability claims expense, which was offset by a decrease in cargo claims expenses.  Our insurance program involves self-insurance at various risk retention levels.  Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate.  We accrue for the uninsured portion of claims based on known claims and historical experience.  We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume.  Insurance and claims expense will vary based primarily on the frequency and severity of claims, the level of self-retention, and the premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased to $5.8 million, or 5.1% of revenue, for the second quarter of fiscal 2012, compared to $6.8 million, or 6.1% of revenue, for the second quarter of fiscal 2011.  These decreases were due to a reduction in trailer depreciation as we have reduced the number of owned trailers through our fleet replenishment and the majority of new trailers are financed through operating leases.  In addition, these decreases were attributable to slight increases in gain on sale of equipment, which includes expenses to prepare the equipment for sale.  These factors were partially offset by an increase in tractor depreciation.  Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of income in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses.  Accordingly, we have not provided a detailed discussion of such expenses.

Income taxes increased to $3.1 million, with an effective tax rate of 36.2%, for the second quarter of fiscal 2012, from $2.3 million, with an effective tax rate of 44.7%, for the second quarter of fiscal 2011.  As pre-tax net income increases, our non-deductible expenses, such as per diem expense, have a lesser impact on our effective rate.

Comparison of Six Months Ended December 31, 2011 to Six Months Ended December 31, 2010

In discussing our results of operations, we use freight revenue ("revenue") and fuel, net of fuel surcharge, because we believe that eliminating the impact of the sometimes volatile source of revenue affords more consistent basis for comparing our results of operations from period to period.

Total revenue increased by $9.6 million, or 3.5%, to $283.0 million for the six months ended December 31, 2011, ("the fiscal 2012 period"), from $273.4 million for the six months ended December 31, 2010, ("the fiscal 2011 period").  Freight revenue decreased by $6.2 million to $224.7 million for the fiscal 2012 period, from $231.0 million for the fiscal 2011 period.  The decrease was attributable to a decrease in loaded miles to 117.4 million for the fiscal 2012 period from 126.5 million in the fiscal 2011 period, due to a decrease in seated tractors, partially offset by revenue per loaded mile increasing to $1.527 for the fiscal 2012 period from $1.474 for the fiscal 2011 period.  The decrease in company tractors was primarily driven by difficulty recruiting drivers because of the tight driver market.  This combination of factors resulted in an increase in average revenue per tractor per week, which is our primary measure of asset productivity, to $2,901 in the fiscal 2012 period, from $2,880 for the fiscal 2011 period.  We anticipate revenue to increase in the near term due to an anticipated increase in our seated line-haul tractors through the hiring of certain drivers from the acquisitions of FFE and Glen Moore.

Revenue for our asset-light segment decreased to $20.3 million in the fiscal 2012 period from $21.5 million in the fiscal 2011 period.  Excluding TruckersB2B that we disposed of in March 2011, asset-light revenue increased on a comparative basis $2.7 million to $20.3 million in the second quarter of the fiscal 2012 period from $17.6 million in the second quarter of the fiscal 2011 period.

Fuel surcharge revenue increased to $58.3 million in the fiscal 2012 period from $42.4 million for the fiscal 2011 period.

Salaries, wages, and employee benefits were $75.1 million, or 33.4% of revenue, for the fiscal 2012 period, compared to $75.7 million, or 32.8% of revenue, for the fiscal 2011 period.  Expenses decreased due to decreases in driver payroll related to fewer company miles, partially offset by increases in medical claims expense, non-driver salaries and wages and recruiting expenses. We expect that our hiring of drivers as a result of the acquisition of certain assets of FFE and Glen Moore will increase these expenses in the near term.

Fuel expenses, net of fuel surcharge revenue, decreased to $17.2 million, or 7.7% of revenue, for the fiscal 2012 period, compared to $20.8 million, or 9.0% of revenue, for the fiscal 2011 period.  This decrease was primarily attributable to a decrease in gallons purchased due to lower total company miles offset by the average fuel price increasing to $3.47 per gallon in the fiscal 2012 period, compared to $2.72 per gallon in the fiscal 2011 period.  We expect that our continued efforts to reduce idling, operate more fuel-efficient tractors, and aerodynamic trailer skirts will continue to have a positive impact on our miles per gallon; however, we expect this positive impact to be partially offset by lower fuel economy on EPA-mandated new engines and use of more costly ultra-low sulfur diesel fuel.

Purchased transportation increased to $54.4 million, or 24.2% of revenue, for the fiscal 2012 period, from $51.3 million, or 22.2% of revenue, for the fiscal 2011 period.  These increases were primarily related to increases in intermodal rail expense and third party broker transportation offset by decreases in our independent contractors due to a decrease in miles to 22.7 million in the fiscal 2012 period compared to 25.9 million miles in the fiscal 2011 period.  Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile.  We expect purchased transportation to increase as we increase the number of independent contractors in our fleet and continue to increase our purchased transportation for brokerage and intermodal transportation.

Revenue equipment rentals decreased to $12.2 million, or 5.4% of revenue, for the fiscal 2012 period, compared to $14.3 million, or 6.2% of revenue, for the fiscal 2011 period.  These decreases were partially attributable to a decrease in the number of tractors financed under operating leases.  At December 31, 2011, 1,414 tractors were held under operating leases, compared to 1,523 tractors at December 31, 2010.  These decreases were also related to the increase in payments received from our external lease purchase program (that is made up of drivers leasing tractors and driving for other companies).  These decreases were partially offset by an increase in the cost associated with trailers financed under operating leases.  At December 31, 2011, 6,426 trailers were financed under operating leases, compared to 3,321 trailers at December 31, 2010.

Operations and maintenance decreased to $20.0 million, or 8.9% of revenue, for the fiscal 2012 period, from $20.1 million, or 8.7% of revenue, for the fiscal 2011 period.  Operations and maintenance consist of direct operating expense, maintenance, and tire expense.  The slight dollar decrease in the fiscal 2012 period is primarily related to decreases in maintenance costs.  We expect our operations and maintenance expense to be similar to the current level going forward, subject to winter weather conditions and implementation of CSA 2010 that may impact these expenses.

Insurance and claims expense decreased to $6.7 million, or 3.0% of revenue, for the fiscal 2012 period, from $7.6 million, or 3.3% of revenue, for the fiscal 2011 period.  Insurance consists of premiums for liability, physical damage, cargo damage, and workers' compensation insurance, in addition to claims expense.  Insurance expense was affected by a decrease in workers' compensation costs and cargo claims expense, which was offset by a slight increase in liability claims expense.  Our insurance program involves self-insurance at various risk retention levels.  Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate.  We accrue for the uninsured portion of claims based on known claims and historical experience.  We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume.  Insurance and claims expense will vary based primarily on the frequency and severity of claims, the level of self-retention, and the premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased to $11.4 million, or 5.1% of revenue, for the fiscal 2012 period, compared to $14.3 million, or 6.2% of revenue, for the fiscal 2011 period.  These decreases were due to a reduction in trailer depreciation as we have reduced the number of owned trailers through our fleet replenishment and the majority of new trailers are financed through operating leases.  In addition, these decreases were attributable to an increase in gain on sale of equipment, which includes expenses to prepare the equipment for sale.  These factors were partially offset by an increase in tractor depreciation.  Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of income in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses.  Accordingly, we have not provided a detailed discussion of such expenses.

Income taxes increased to $6.9 million, with an effective tax rate of 38.9%, for the fiscal 2012 period, from $5.6 million, with an effective tax rate of 43.4%, for the fiscal 2011 period.  As pre-tax net income increases, our non-deductible expenses, such as per diem expense, have a lesser impact on our effective rate.

Liquidity, Capital Resources and Debt

Trucking is a capital-intensive business.  We require cash to fund our operating expenses (other than depreciation and amortization), to make capital expenditures and acquisitions, and to repay debt, including principal and interest payments.  Other than ordinary operating expenses, we anticipate that capital expenditures for the acquisition of revenue equipment will constitute our primary cash requirement over the next twelve months.  We frequently consider potential acquisitions, and if we were to consummate an acquisition, our cash requirements would increase and we may have to modify our expected financing sources for the purchase of tractors.  Subject to any required lender approval, we may make acquisitions in the future.  Our principal sources of liquidity are cash generated from operations, bank borrowings, capital and operating lease financing of revenue equipment, and proceeds from the sale of used revenue equipment.  At December 31, 2011, our total balance sheet debt, including capital lease obligations and long term debt, was $36.4 million, compared to $2.1 million at June 30, 2011.

As of December 31, 2011, we had a capital commitment for revenue equipment of $54.8 million for delivery through fiscal 2012.  These capital commitments are amounts before considering the proceeds of equipment dispositions.  In fiscal 2012, we expect to purchase our new tractors with both cash and off-balance sheet operating leases and our new trailers with off-balance sheet operating leases.

On August 29, 2011, we increased our credit facility to $100 million and reset the term on our five-year revolving credit facility agented by Bank of America, N.A.  The facility refinanced the Company's existing credit facility and provides for ongoing working capital needs and general corporate purposes.  Bank of America, N.A. continues to serve as the lead arranger in the facility and Wells Fargo Bank, N.A. continues to participate in the new facility.  At December 31, 2011, we were authorized to borrow up to $100 million under this revolving line of credit, which expires August 29, 2016.  The applicable interest rate under this agreement is based on either a base rate equal to Bank of America, N.A.'s prime rate or LIBOR plus an applicable margin between 0.75% and 1.125% that is adjusted quarterly based on the Company's lease adjusted total debt to EBITDAR ratio.  At December 31, 2011, we had $34.5 million in outstanding borrowings related to our credit facility and $0.4 million utilized for letters of credit.  The agreement is collateralized by the assets of all the U.S. subsidiaries of the Company.  We are obligated to comply with certain financial covenants under our credit agreement and we were in compliance with these covenants at December 31, 2011.

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

Cash Flows

Net cash provided by operations for the six months ended December 31, 2011 was $26.0 million, compared to cash provided by operations of $22.7 million for the six months ended December 31, 2010.  Cash provided by operations increased primarily due to the increase in net income.

Net cash used in investing activities was $83.4 million for the six months ended December 31, 2011, compared to net cash used in investing activities of $13.3 million for the six months ended December 31, 2010.  Cash used in investing activities includes the net cash effect of acquisitions and dispositions of revenue equipment during each period.  Capital expenditures for equipment totaled $88.4 million for the six months ended December 31, 2011, and $34.3 million for the six months ended December 31, 2010.  We generated proceeds from the sale of property and equipment of $44.0 million and $21.0 million for the six months ended December 31, 2011, and December 31, 2010, respectively.  We made three acquisitions in the six months ended December 31, 2011, which used cash of $34.3 million.

Net cash provided by financing activities was $33.9 million for the six months ended December 31, 2011, compared to $16.4 million used in financing activities for the six months ended December 31, 2010.  The increase in cash provided by financing activities was primarily due to an increase in bank borrowings.  Financing activity represents borrowings (new borrowings, net of repayment) and payments of the principal component of capital lease obligations.

Contractual Obligations

As of December 31, 2011, our operating leases, capitalized leases, other debts, and future commitments have stated maturities or minimum annual payments as follows:

	Annual Cash Requirements
	As of December 31, 2011
	(in thousands)
	Payments Due by Period
		Less			More
		than	1-3	3-5	than
	Total	1 year	years	Years	5 years

Operating leases	$103,672	$34,572	$43,486	$14,512	$11,102
Lease residual value guarantees	112,177	20,592	47,283	17,470	26,832
Capital leases(1)	2,008	446	1,562	---	---
Long-term debt(1)	34,892	---	34,892	---	---
Sub total	$252,749	$55,610	$127,223	$31,982	$37,934

Future purchase of revenue equipment	$54,760	$5,472	$14,591	$26,392	$8,305
Employment and consulting agreements(2)	700	700	---	---	---
Standby letters of credit	438	438	---	---	---

Total	$308,647	$62,220	$141,814	$58,374	$46,239

(1)	Includes interest
(2)
The amounts reflected in the table do not include amounts that could become payable to our Chief Executive Officer and Chief Operating Officer under certain circumstances if their employment by the Company is terminated.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for our revenue equipment.  Our operating leases include some under which we do not guarantee the value of the asset at the end of the lease term ("walk-away leases") and some under which we do guarantee the value of the asset at the end of the lease term ("residual value").  Therefore, we are subject to the risk that equipment values may decline, in which case we would suffer a loss upon disposition and be required to make cash payments because of the residual value guarantees.  We were obligated for residual value guarantees related to operating leases of $112.2 million at December 31, 2011, compared to $77.1 million at December 31, 2010.  We believe that any residual payment obligations will be satisfied by the value of the related equipment at the end of the lease.  To the extent the expected value at the lease termination date is lower than the residual value guarantee we would accrue for the difference over the remaining lease term.  We anticipate that going forward, we will use a combination of cash generated from operations and operating leases to finance tractor purchases and operating leases to finance trailer purchases.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America require that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes.  Management bases it estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management's best knowledge of current events and actions that affect, or could affect our financial statements materially and involve a significant level of judgment by management.  The accounting policies we deem most critical to use include revenue recognition, allowance for doubtful accounts, depreciation, claims accrual, and accounting for income taxes.  There have been no significant changes to our critical accounting policies and estimates during the three months ended December 31, 2011, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in our 2011 Annual Report on Form 10-K.

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

Interest Rate Risk.  We are exposed to interest rate risk principally from our primary credit facility.  At December 31, 2011, we have $34.5 million in debt outstanding related to our credit facility and the market risk related to debt is immaterial.

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

Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third party transactions.  At December 31, 2011, we had outstanding foreign exchange derivative contracts in notional amounts of $3.2 million with a fair value of these contracts approximately $0.4 million less than the original contract value.  Derivative gains/(losses), initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.

Assuming revenue and expenses for our Canadian operations are identical to that in the second quarter of fiscal 2012 (both in terms of amount and currency mix), we estimate that a $0.01 decrease in the Canadian dollar exchange rate would reduce our annual net income by approximately $127,000.  Also, we estimate that a $0.01 decrease in the Mexican peso exchange rate would reduce our annual net income by approximately $183,000.

Commodity Price Risk.  Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability.  Fuel is subject to economic, political, and market factors that are outside of our control.  We believe fuel surcharges are effective at mitigating most, but not all, of the risk of high fuel price because we do not recover the full amount of fuel price increases.  In fiscal 2012, we entered into contracts to hedge up to 0.4 million gallons per month for up to one year.  At December 31, 2011, we had outstanding contracts in place for a notional amount of $13.3 million with a fair value of these contracts approximately $0.9 million more than the original contract value.  Derivative gains/(losses), initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.

Item 4.                      Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company has carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  This evaluation was carried out under the supervision and with the participation of the Company's management, including our principal executive officer and our principal financial officer.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.  There were no changes in the Company's internal control over financial reporting that occurred during the second quarter of fiscal 2012 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's principal executive and principal financial officer as appropriate, to allow timely decisions regarding disclosures.

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

4.2	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K filed with the SEC on July 3, 2006.)
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer.*
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by William Meek, the Company's Principal Financial Officer.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by William Meek, the Company's Principal Financial Officer.*
101.INS**	XBRL Instance Document*
101.SCH**	XBRL Taxonomy Extension Schema Document*
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Celadon Group, Inc. (Registrant)

/s/Stephen Russell
Stephen Russell
Chief Executive Officer

/s/William E. Meek
William E. Meek
Principal Financial Officer, Vice President, and Treasurer

/s/Bart Middleton
Bart Middleton
Principal Accounting Officer and Vice President

Date: February 6, 2012

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

4.2	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K filed with the SEC on July 3, 2006.)
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer.*
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by William Meek, the Company's Principal Financial Officer.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by William Meek, the Company's Principal Financial Officer.*
101.INS**	XBRL Instance Document*
101.SCH**	XBRL Taxonomy Extension Schema Document*
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be "furnished" and not "filed."