Form 10-Q
period 2012-03-31
CELADON GROUP INC
filed 2012-05-10
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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
Yes [ ] No [X]

As of April 30, 2012 (the latest practicable date), 22,802,806 shares of the registrant's common stock, par value $0.033 per share, were outstanding.

CELADON GROUP, INC.

Index to

March 31, 2012 Form 10-Q

PART I.                 FINANCIAL INFORMATION

Item I.                 Financial Statements

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Dollars in thousands except per share amounts)
(Unaudited)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2012	2011	2012	2011
		(restated)		(restated)
REVENUE:
Freight revenue	$120,988	$112,290	$350,831	$348,194
Fuel surcharge revenue	32,321	26,476	$90,638	68,873
Total revenue	153,309	138,766	441,469	417,067

OPERATING EXPENSES:
Salaries, wages, and employee benefits	41,720	36,585	116,842	112,286
Fuel	41,253	35,651	116,782	98,854
Purchased transportation	26,833	25,383	81,268	76,684
Revenue equipment rentals	2,332	356	4,238	725
Operations and maintenance	10,130	10,395	30,110	30,538
Insurance and claims	3,527	7,254	10,245	14,847
Depreciation and amortization	11,563	14,713	35,507	43,916
Cost of products and services sold	---	789	---	3,537
Communications and utilities	1,080	1,082	2,982	3,251
Operating taxes and licenses	2,531	2,546	7,636	7,371
General and other operating	1,737	1,616	5,035	5,063
Total operating expenses	142,706	136,370	410,645	397,072

Operating income	10,603	2,396	30,824	19,995

Interest expense	1,382	1,905	4,288	6,429
Interest income	(4)	(17)	(56)	(47)
Income from sale of majority interest in subsidiary	---	(4,142)	---	(4,142)
Other (income) expense, net	(199)	(119)	(696)	(266)
Income before income taxes	9,424	4,769	27,288	18,021
Income tax expense	3,766	2,503	10,717	8,237
Net income	$5,658	$2,266	$16,571	$9,784

Income per common share:
Diluted	$0.25	$0.10	$0.73	$0.43
Basic	$0.25	$0.10	$0.75	$0.44

Diluted weighted average shares outstanding	22,974	22,699	22,783	22,608
Basic weighted average shares outstanding	22,235	22,124	22,234	22,077

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2012 and June 30, 2011
(Dollars in thousands except par value amounts)
(Unaudited)

	March 31,	June 30,
ASSETS	2012	2011
		(restated)
Current assets:
Cash and cash equivalents	$805	$25,673
Trade receivables, net of allowance for doubtful accounts of $1,024 and $1,045 at March 31, 2012 and June 30, 2011, respectively	68,530	64,723
Prepaid expenses and other current assets	20,566	14,403
Tires in service	2,888	6,594
Assets held for sale	10,555	---
Deferred income taxes	3,809	3,940
Total current assets	107,153	115,333
Property and equipment	474,883	418,698
Less accumulated depreciation and amortization	119,307	141,584
Net property and equipment	355,576	277,114
Tires in service	2,796	2,914
Goodwill	16,702	16,702
Investment in unconsolidated companies	3,179	2,902
Other assets	1,635	1,701
Total assets	$487,041	$416,666

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$7,240	$10,475
Accrued salaries and benefits	13,716	13,192
Accrued insurance and claims	10,482	13,360
Accrued fuel expense	11,951	11,113
Other accrued expenses	17,895	15,729
Current maturities of capital lease obligations	56,993	75,521
Income taxes payable	1,256	1,778
Total current liabilities	119,533	141,168
Long-term debt, net of current maturities	8,110	---
Capital lease obligations, net of current maturities	137,332	72,182
Deferred income taxes	35,177	31,416
Total liabilities	300,152	244,766
Stockholders' equity:
Common stock, $0.033 par value, authorized 40,000 shares; issued 23,981 and 23,887 shares at March 31, 2012 and June 30, 2011, respectively	791	788
Treasury stock at cost; 1,178 and 1,364 shares at March 31, 2012 and June 30, 2011, respectively	(8,125)	(9,408)
Additional paid-in capital	100,497	99,906
Retained earnings	96,800	81,566
Accumulated other comprehensive loss	(3,074)	(952)
Total stockholders' equity	186,889	171,900
Total liabilities and stockholders' equity	$487,041	$416,666

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended
	March 31,
	2012	2011
		(restated)
Cash flows from operating activities:
Net income	$16,571	$9,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,734	44,409
Gain on sale of equipment	(5,014)	(353)
Stock based compensation	1,826	2,025
Deferred income taxes	3,910	690
Provision for doubtful accounts	10	154
Gain from sale of majority interest in subsidiary	---	(4,142)
Changes in assets and liabilities:
Trade receivables	(3,974)	235
Income taxes payable	(610)	(2,268)
Tires in service	3,817	(1,504)
Prepaid expenses and other current assets	923	(1,669)
Other assets	(580)	(53)
Accounts payable and accrued expenses	(3,022)	5,959
Net cash provided by operating activities	54,591	53,267

Cash flows from investing activities:
Purchase of property and equipment	(47,842)	(28,290)
Proceeds on sale of property and equipment	64,379	32,034
Purchase of businesses, net of cash	(40,129)	---
Purchase of available for sale securities	(4,661)	---
Proceeds from sale of available for sale securities	4,923	---
Proceeds from sale of majority interest in subsidiary	---	5,000
Net cash provided by (used in) investing activities	(23,330)	8,744

Cash flows from financing activities:
Borrowings (payments) on long-term debt	8,110	(268)
Dividends paid	(890)	---
Principal payments under capital lease obligations	(62,924)	(61,390)
Proceeds from issuance of stock	271	494
Net cash used in financing activities	(55,433)	(61,164)
Effect of exchange rates on cash and cash equivalents	(696)	(609)
Increase (decrease) in cash and cash equivalents	(24,868)	238
Cash and cash equivalents at beginning of period	25,673	18,844
Cash and cash equivalents at end of period	$805	$19,082
Supplemental disclosure of cash flow information:
Interest paid	$4,086	$6,463
Income taxes paid	$7,233	$11,005
Lease obligation incurred in the purchase of equipment	$106,307	$25,229
Change in dividends payable	$445	---

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

1.           Basis of Presentation

References in this Report on Form 10-Q to “we,” “us,” “our,” “Celadon,” or the “Company” or similar terms refer to Celadon Group, Inc. and its consolidated subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated unaudited financial statements of Celadon Group, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America and Regulation S-X, instructions to Form 10-Q, and other relevant rules and regulations of the Securities and Exchange Commission (the “SEC”), as applicable to the preparation and presentation of interim financial information. Certain information and footnote disclosures have been omitted or condensed pursuant to such rules and regulations. We believe all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations in interim periods are not necessarily indicative of results for a full year. These condensed consolidated unaudited financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2011.  We intend to file restated financial statements for the Form 10-K for the year ended June 30, 2011, the Form 10-Q for the quarter ended September 30, 2011 and the Form 10-Q for the quarter ended December 31, 2011 as soon as practicably possible related to footnote 2 below.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

2.           Restatement- Accounting for Leases

Periods presented in this Form 10-Q, prior to January 1, 2012 have been restated.  The Company has restated most of its revenue equipment operating leases as capital leases based upon certain provisions included in the lease agreements. Specifically, the leases have certain default clauses, including material adverse change, cross-default provisions, and other provisions which are not objectively determinable or do not represent pre-defined criteria at the inception of the lease. As a result, the maximum consideration the Company could be required to pay the lessor in the event of a default is included in the lease payments for lease classification purposes at the inception of the lease. For these leases, the maximum consideration usually approximates or exceeds the cost of the revenue equipment at the inception of the lease and, when included in minimum lease payments for purposes of applying ASC 840-10-25-1(d) (i.e., the 90% test), results in capital lease classification, in accordance with the guidance for default covenants related to non-performance as discussed in ASC 840-10-25-14.

As a result of the restatement, the Company has recorded additional capital lease assets and related capital lease obligations on the consolidated balance sheets.  The Company also adjusted its deferred income tax liability to take into account the temporary differences created to reflect the capital lease obligations and assets for financial reporting purposes. Lease payments related to this revenue equipment are now recognized as principal reductions in the capital lease obligations and interest expense, rather than as revenue equipment rent expense. The consolidated statements of income also include depreciation on the capital lease assets over the terms of the respective leases.

In addition, the Company has reclassified the rental payments received for equipment rented to third parties from a reduction in the revenue equipment rental classification to freight revenue as part of the restatement.  The reclassification of rents has no impact on net income.

The restatement also impacted opening equity and the classification of cash flows from operations, investing and financing activities; however, there was no impact on the net increase or decrease in cash and cash equivalents reported in the consolidated statements of cash flows.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

The adjustment to net income for the three and nine months ended March 31, 2011 is summarized below (amounts in thousands):

	For the three months ended March 31,	For the nine months ended March 31,
	2011	2011
Net income as previously reported:	$1,967	$9,247
Freight revenue	3,189	8,070
Revenue equipment rentals	5,145	19,053
Depreciation and amortization	(6,337)	(21,244)
Interest expense	(1,512)	(5,009)
Tax effect on restatement adjustment	(186)	(333)
Net income, as restated	$2,266	$9,784

The impact of the restatement on the consolidated financial statements is summarized below (amounts in thousands):

	June 30, 2011
Consolidated Balance Sheets	As Previously Reported	As Restated
Property and equipment	$213,222	$418,698
Less accumulated depreciation and amortization	80,592	141,584
Net property and equipment	132,630	277,114
Total assets	272,182	416,666

Current maturities of capital lease obligations	354	75,521
Total current liabilities	66,001	141,168
Capital lease obligations, net of current maturities	1,740	72,182
Deferred income taxes	31,740	31,416
Retained earnings	82,367	81,566
Total stockholders' equity	172,701	171,900
Total liabilities and stockholders' equity	$272,182	$416,666

	Three months ended March 31,		Nine months ended March 31,
	2011		2011
Consolidated Statements of Income	As Previously Reported	As Restated	As Previously Reported	As Restated

Freight revenue	$109,101	$112,290	$340,124	$348,194
Total revenue	135,577	138,766	408,997	417,067
Revenue equipment rentals	5,501	356	19,778	725
Depreciation and amortization	8,376	14,713	22,672	43,916
Total operating expenses	135,178	136,370	394,881	397,072
Operating income	399	2,396	14,116	19,995
Interest expense	393	1,905	1,420	6,429
Income before income taxes	4,284	4,769	17,151	18,021
Provision for income taxes	2,317	2,503	7,904	8,237
Net income	1,967	2,266	9,247	9,784
Diluted income per share	$0.09	$0.10	$0.41	$0.43
Basic income per share	$0.09	$0.10	$0.42	$0.44

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

	Nine months ended March 31,
	2011
	As Previously Reported	As
		Restated
Consolidated Statements of Cash Flows:
Net income	$9,247	$9,784
Depreciation and amortization expense	23,165	44,409
Deferred income taxes	357	690
Net cash provided by operating activities	31,153	53,267
Purchase of property and equipment	(45,170)	(28,290)
Net cash provided by (used in) investing activities	(8,136)	8,744
Payments of capital lease obligations	(22,396)	(61,390)
Net cash used by financing activities	(22,170)	(61,164)
Interest paid in cash during the period	1,454	6,463
Lease obligation incurred in the purchase of equipment	---	25,229

3.           Earnings Per Share (in thousands, except per share data)

A reconciliation of the basic and diluted earnings per share is as follows:

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
		(restated)		(restated)
Weighted average common shares outstanding – basic	22,235	22,124	22,234	22,077
Dilutive effect of stock options and unvested restricted stock units	739	575	549	531
Weighted average common shares outstanding – diluted	22,974	22,699	22,783	22,608

Net income	$5,658	$2,266	$16,571	$9,784
Earnings per common share
Diluted	$0.25	$0.10	$0.73	$0.43
Basic	$0.25	$0.10	$0.75	$0.44

Certain shares of common stock were excluded from the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive. A summary of those options follows:

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011

Number of anti-dilutive shares	91	92	573	114

4.           Stock Based Compensation

The following table summarizes the components of our share based compensation program expense (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2012	2011	2012	2011

Stock compensation expense for options, net of forfeitures	$106	$171	$442	$599
Stock compensation for restricted stock, net of forfeitures	459	308	1,159	1,124
Stock compensation expense for stock appreciation rights	532	209	225	302
Total stock compensation expense	$1,097	$688	$1,826	$2,025

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

As of March 31, 2012, we have approximately $0.9 million of unrecognized compensation cost related to unvested options granted under the Company's 2006 Omnibus Incentive Plan, as amended (the "2006 Plan"). This cost is expected to be recognized over a weighted-average period of 1.2 years and a total period of 3.0 years.

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

There were no option grants in the three or nine months ended March 31, 2012.  Stock option grants that were issued in the three months and nine months ended March 31, 2011, had a weighted average grant date fair value of $7.83, a weighted average expected volatility of 59.5%, a weighted average risk free interest rate of 1.53%, and a weighted average vesting period of 4 years.

A summary of the award activity of the Company’s stock option plans as of March 31, 2012, and changes during the period then ended is presented below:

Options	Option Totals	Weighted-Average Exercise Price per Share

Outstanding at July 1, 2011	1,432,083	$10.60
Granted	---	---
Exercised	(34,167)	$7.93
Forfeited or expired	(12,560)	$11.21
Outstanding at March 31, 2012	1,385,356	$10.66
Exercisable at March 31, 2012	1,218,565	$10.64

We also have approximately $5.8 million of unrecognized compensation expense related to restricted stock awards, which is anticipated to be recognized over a weighted-average period of 2.4 years and a total period of 3.9 years.  A summary of the restricted stock award activity under the 2006 Plan as of March 31, 2012, and changes during the nine-month period is presented below:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value

Unvested at July 1, 2011	355,630	$12.27
Granted	247,593	$12.55
Vested and Issued	(152,045)	$12.09
Forfeited	(1,191)	$11.65
Unvested at March 31, 2012	449,987	$11.63

The fair value of each restricted stock award is based on the closing market price on the date of grant.

The Company had 142,593 and 143,156 outstanding stock appreciation rights as of March 31, 2012 and June 30, 2011, respectively. These stock appreciation rights were granted at a fair value market price of $8.64 based on the closing market price on the date of the grant and are marked to market at the end of each quarter.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)
5.           Segment Information

We have two reportable segments comprised of an asset-based segment and an asset-light-based segment. Our asset-based segment includes our asset based dry van carrier and rail services, which are geographically diversified but have similar economic and other relevant characteristics, as they all provide truckload carrier services of general commodities to a similar class of customers. Our asset-light based segment consists of our warehousing, brokerage, and less-than-truckload ("LTL") operations, and Truckers B2B (through February 2011, when the majority interest was sold and de-consolidated), which we have determined qualifies as a reportable segment under ASC 280-10 Segment Reporting.  Operating revenues and operating income by segment are presented below (in thousands):

	Operating Revenues
	Three Months Ended March 31,		Nine Months Ended March 31,

	2012	2011	2012	2011
		(restated)		(restated)
Asset-based	$142,622	$129,299	$410,481	$386,134
Asset-light	10,687	9,467	30,988	30,933
Total	$153,309	$138,766	$441,469	$417,067

	Operating Income
	Three Months Ended March 31,		Nine Months Ended March 31,

	2012	2011	2012	2011
		(restated)		(restated)
Asset-based	$9,673	$1,790	$28,595	$17,758
Asset-light	930	606	2,229	2,237
Total	$10,603	$2,396	$30,824	$19,995

Information as to the Company's operating revenue by geographic area is summarized below (in thousands). The Company allocates operating revenue based on country of origin of the tractor hauling the freight:

	Operating Revenues
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
		(restated)		(restated)
United States	$134,323	$121,183	$383,075	$364,740
Canada	11,675	10,214	34,583	30,465
Mexico	7,311	7,369	23,811	21,862
Consolidated	$153,309	$138,766	$441,469	$417,067

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)
6.           Comprehensive Income

Comprehensive income includes changes in fair value on foreign currency and fuel derivatives, which qualify for hedge accounting. A reconciliation of net income and comprehensive income follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
		(restated)		(restated)
Net income	$5,658	$2,266	$16,571	$9,784
Unrealized gain on fuel derivative instruments	548	468	407	1,645
Unrealized gain (loss) on currency derivative instruments	212	32	(163)	357
Unrealized loss on available for sale securities	(265)	---	---	---
Foreign currency translation adjustments	1,511	891	(2,365)	1,989

Comprehensive income	$7,664	$3,657	$14,450	$13,775

7.           Income Taxes

       During the three months ended March 31, 2012 and 2011, our effective tax rates were 40.0% and 52.5%, respectively.  During the nine months ended March 31, 2012 and 2011, our effective tax rates were 39.3% and 45.7%, respectively.  Income tax expense varies from the amount computed by applying the statutory federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases our drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes.  As a result, salaries, wages and employee benefits are slightly lower, and our effective income tax rate is higher than the statutory rate.  Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases because aggregate per diem pay becomes smaller in relation to pre-tax income.  Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

We account for any uncertainty in income taxes by determining whether it is more likely than not that a tax position taken or expected to be taken in a tax return will be sustained upon examination by the appropriate taxing authority based on the technical merits of the position.  In that regard, we have analyzed filing positions in our federal and applicable state tax returns as well as in all open tax years.  The only periods subject to examination for our federal returns are the 2007 through 2011 tax years.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations and cash flows.   As of March 31, 2012, the Company recorded a $0.4 million liability for unrecognized tax benefits, a portion of which represents penalties and interest.

8.           Lease Obligations and Long-Term Debt

The Company leases certain revenue and service equipment under long-term lease agreements, payable in monthly installments.

Equipment obtained under a capital lease is reflected on the Company's balance sheet as owned and the related leases mature at various dates through 2018.

Assets held under operating leases are not recorded on the Company's balance sheet. The Company leases revenue and service equipment under noncancellable operating leases expiring at various dates through August 2013.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Future minimum lease payments relating to capital leases and to operating leases as of March 31, 2012 (in thousands):

	Capital Leases (Restated)	Operating Leases (Restated)
2013	$60,932	$10,082
2014	25,356	7,934
2015	56,820	16,910
2016	10,267	4,157
2017	7,581	2,556
Thereafter	45,410	14,026
Total minimum lease payments	206,366	$55,665
Less amounts representing interest	12,041
Present value of minimum lease payments	194,325
Less current maturities	56,993
Non-current portion	$137,332

       Long-term debt consisted of our revolving credit facility:

	(in thousands)
	March 31, 2012	June 30, 2011
Revolving credit facility	$8,110	$	---

At March 31, 2012, we were authorized to borrow up to $100 million under this revolving credit facility, which expires August 29, 2016. The applicable interest rate under this agreement is based on either a base rate equal to Bank of America, N.A.'s prime rate or LIBOR plus an applicable margin between 0.75% and 1.125% that is adjusted quarterly based on the Company's lease adjusted total debt to EBITDAR ratio. Our interest rate for the quarter ended March 31, 2012 was 1.0%.  At March 31, 2012, we had $8.1 million in outstanding borrowings related to our credit facility and $0.4 million utilized for letters of credit. We are obligated to comply with certain financial covenants under our credit agreement and we were in compliance with these covenants at March 31, 2012.

9.           Commitments and Contingencies

We are involved in certain claims and pending litigation arising from the normal conduct of business. Based on our present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, results of operations or liquidity.

10.          Fair Value Measurements

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

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured at fair value as of March 31, 2012 and June 30, 2011.

			Level 1		Level 2		Level 3
	Balance at March 31, 2012	Balance at June 30, 2011	Balance at March 31, 2012	Balance at June 30, 2011	Balance at March 31, 2012	Balance At June 30, 2011	Balance at March 31, 2012	Balance at June 30, 2011

Foreign currency derivatives	(59)	105	---	---	(59)	105	---	---

Fuel derivatives	794	387	---	---	794	387	---	---

11.           Dividend

              On January 24, 2012, the Company declared a cash dividend of $0.02 per share of common stock.  The dividend was payable to shareholders of record on April 4, 2012 and was paid on April 16, 2012.  Future payment of cash dividends, and the amount of any such dividends, will depend on our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

12.           Fuel Derivatives

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

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly.  If our analysis shows that the derivatives are not highly effective as hedges, we will discontinue hedge accounting for the period and prospectively recognize changes in the fair value of the derivative being recognized through earnings.  As a result of our effectiveness assessment at inception and at March 31, 2012, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
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

Based on the amounts in accumulated other comprehensive income as of March 31, 2012 and the expected timing of the purchases of the diesel hedged, we expect to reclassify $0.8 million of income on derivative instruments from accumulated other comprehensive income to the statement of income, as an offset to fuel expense, during the next twelve months due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the companies with which we have these agreements.  Our credit exposure related to these financial instruments is represented by the fair value of contracts reported as assets.  To evaluate credit risk, we review each counterparty's audited financial statements and credit ratings and obtain references.  Any credit valuation adjustments deemed necessary would be reflected in the fair value of the instrument.  As of March 31, 2012, there have not been any adjustments made.

13.  Acquisitions and Assets Held for Sale

On October 19, 2011, the Company acquired certain assets of American Eagle the non-refrigerated division of Frozen Food Express Industries, Inc. “FFE”.   We acquired 229 tractors and 435 trailers which were recorded at their estimated fair value, of $14.0 million, of which $3.6 million remains in assets held for sale.  The purposes for the acquisition are to acquire equipment to dispose of for our Quality Leasing and Sales division, to offer employment opportunities to former FFE drivers, and to evaluate freight transportation opportunities from FFE customers.

            On December 15, 2011, the Company acquired certain assets of USF Glen Moore, Inc. “Glen Moore”.   We acquired Glen Moore’s truckload business assets and their terminal in Carlisle, PA.  The terminal was recorded at its estimated fair value of approximately $2.4 million, which included administrative offices and a maintenance shop.  Acquired revenue equipment of 557 tractors and 1,151 trailers was recorded at its estimated fair value, of $16.2 million, of which $3.7 million remains in assets held for sale.  The purposes for the acquisition are to acquire equipment to dispose of for our Quality Leasing and Sales division, secure a terminal facility to operate from in the northeastern United States, to offer employment opportunities to former Glen Moore drivers, and to evaluate freight transportation opportunities from Glen Moore customers.

            On February 27, 2012, the Company acquired certain assets of Teton Transportation, Inc. “Teton”.   We acquired Teton’s truckload business assets and are in the process of purchasing their terminal in Knoxville, TN.  The terminal included administrative offices and a maintenance shop.  Acquired revenue equipment of 181 tractors and 307 trailers was recorded at its estimated fair value, of $5.6 million, of which $3.3 million remains in assets held for sale.  The purposes for the acquisition are to acquire equipment to dispose of for our Quality Leasing and Sales division, secure a terminal facility to operate from in the southeastern United States, to offer employment opportunities to former Teton drivers, and to evaluate freight transportation opportunities from Teton customers.

The recorded amounts of assets acquired in the above transactions are subject to change upon the finalization of our determination of acquisition date fair values.  Assets held for sale are not being depreciated.

14.           Disposition of majority interest in subsidiary

In February 2011, the Company entered into a joint venture, whereby the Company sold a 65% majority interest, in its TruckersB2B subsidiary to an unrelated third party.  TruckersB2B will continue normal daily operations with an expanding sales and marketing team to develop growth.  TruckersB2B is controlled by a five person executive committee, of which the Company has two committee seats.  In conjunction with the transaction, the Company recognized a pre-tax gain of $4.1 million and de-consolidated the subsidiary, including $2.4 million of goodwill.  Approximately $2.6 million of the gain related to the fair market valuation of the Company's continuing 35% ownership.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

15.           Recent Accounting Pronouncements

           In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05"), which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 will be effective during interim and annual periods beginning after December 15, 2011.  In December 2011, the FASB issued ASU No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05" ("ASU 2011-12"). ASU 2011-12 defers the requirement in ASU 2011-05 to present reclassification adjustments for each component of accumulated other comprehensive income ("AOCI") in both other comprehensive income and net income on the face of the financial statements and the presentation of reclassification adjustments is not required in interim periods. We expect to continue to present amounts reclassified out of AOCI on the face of the financial statements or disclose those amounts in the notes to the financial statements. The effective dates of ASU 2011-12 are consistent with the effective dates of ASU 2011-05, which is effective for fiscal years and interim periods beginning after December 15, 2011. Adoption of these standards is not expected to have a material impact on the Company’s consolidated financial statements.

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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (ASC Topic820):  Amendments to Archive Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04”), which clarifies existing fair value measurement and disclosure requirements, amends certain fair value measurement principles, and requires additional disclosures about fair value measurements.  ASU 2011-04 was adopted this quarter and did not have a material impact on the Company’s consolidated financial statements.

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

Business Overview

We are one of North America's twenty largest truckload carriers as measured by revenue. We generated $568.2 million in operating revenue during our fiscal year ended June 30, 2011. We provide asset-based dry van truckload carrier and rail services and asset-light services including brokerage services, LTL, and warehousing services. Through our asset and asset-light services, we are able to transport or arrange for transportation throughout the United States, Canada, and Mexico.

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

Recent Results of Operations

Our results of operations for the three months ended March 31, 2012, compared to the same period in 2011 are:

•	Freight revenue increased 7.7% to $121.0 million from $112.3 million;
•	Net income increased to $5.7 million from $2.3 million; and
•	Net income per diluted share increased to $0.25 from $0.10.

For our key performance indicators in the March 2011 quarter, average revenue per seated tractor per week increased slightly to $2,799 from $2,796 in the March 2011 quarter. The average rate per loaded mile increased 2.7% and average miles per seated tractor decreased 2.6% from the March 2011 quarter. The average seated tractors increased 7.5% to 2,851 tractors from 2,653 tractors in the same period last year. We believe that we are making progress improving our freight mix and contract pricing.

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

Restatement

In April 2012, we determined that substantially all of our operating leases should be recorded as capitalized leases.  This determination resulted from a recent accounting interpretation concerning customary lease provisions where the default terms are not objectively quantifiable and the remedies could result in the operating lease criteria not being satisfied.  The result of this accounting change on our balance sheet at March 31, 2012, was to record approximately $191.4 million in net property and equipment as assets, and approximately $192.5  million in capitalized lease obligations as liabilities, with an immaterial effect on total stockholders' equity.  This accounting change did not result in a material change to our historical or expected pre-tax earnings.  However, it did result in a significant increase in EBITDA as lease expense is reclassified into depreciation and interest.  All current and historical information in this Form 10-Q has been restated.  See Note 2 to our Condensed Consolidated Financial Statements for additional information.

Results of Operations

The following table sets forth the percentage relationship of expense items to revenue before fuel surcharge for the periods indicated:

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
		(restated)		(restated)
Freight revenue (1)	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages, and employee benefits	34.5%	32.6%	33.3%	32.3%
Fuel (1)	7.4%	8.2%	7.4%	8.6%
Purchased transportation	22.1%	22.6%	23.2%	22.0%
Revenue equipment rentals	1.9%	0.3%	1.2%	0.2%
Operations and maintenance	8.4%	9.2%	8.6%	8.8%
Insurance and claims	2.9%	6.5%	2.9%	4.3%
Depreciation and amortization	9.6%	13.1%	10.1%	12.6%
Cost of products and services sold	---%	0.7%	---%	1.0%
Communications and utilities	0.9%	1.0%	0.9%	1.0%
Operating taxes and licenses	2.1%	2.3%	2.2%	2.1%
General and other operating	1.4%	1.4%	1.4%	1.4%
Total operating expenses	91.2%	97.9%	91.2%	94.3%

Operating income	8.8%	2.1%	8.8%	5.7%

Other expense:
Interest expense	1.2%	1.7%	1.2%	1.8%
Other income (expense)	0.2%	0.1%	0.2%	0.1%
Income from sale of majority interest in subsidiary	---	3.7%	---	1.2%

Income before income taxes	7.8%	4.2%	7.8%	5.2%
Provision for income taxes	3.1%	2.2%	3.1%	2.4%

Net income	4.7%	2.0%	4.7%	2.8%

(1)
Freight revenue is total revenue less fuel surcharges. In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense. Fuel surcharges were $32.3 million and $26.5 million for the third quarter of fiscal 2012 and 2011, respectively, and $90.6 million and $68.9 million for the nine months ended March 31, 2012 and 2011, respectively.

Comparison of Three Months Ended March 31, 2012 to Three Months Ended March 31, 2011

In discussing our results of operations, we use freight revenue ("revenue") and fuel, net of fuel surcharge, because we believe that eliminating the impact of the sometimes volatile source of revenue affords more consistent basis for comparing our results of operations from period to period.

Total revenue increased by $14.5 million, or 10.4%, to $153.3 million for the third quarter of fiscal 2012, from $138.8 million for the third quarter of fiscal 2011. Freight revenue increased by $8.7 million, or 7.7%, to $121.0 million for the third quarter of fiscal 2012, from $112.3 million for the third quarter of fiscal 2011. This increase was attributable to an increase in loaded miles to 63.0 million for the third quarter of fiscal 2012 from 59.9 million in the third quarter of fiscal 2011.  In addition, our revenue per loaded mile increased to $1.529 for the third quarter of fiscal 2012 from $1.489 for the third quarter of fiscal 2011. This increase in revenue was the result of the rate increases we were able to implement over the last year and an increase in average seated tractors, which led to increased loaded miles. This combination of factors resulted in average revenue per seated tractor per week, which is our primary measure of asset productivity, being up slightly to $2,799 in the third quarter of fiscal 2012 from $2,796 in the third quarter of fiscal 2011.

Revenue for our asset-light segment increased to $10.7 million in the third quarter of fiscal 2012 from $9.5 million in the third quarter of fiscal 2011.  Excluding TruckersB2B, asset-light revenue increased on a comparative basis by $2.3 million to $10.7 million in the third quarter of fiscal 2012 from $8.4 million in the third quarter of fiscal 2011.

Fuel surcharge revenue increased to $32.3 million in the third quarter of fiscal 2012 from $26.5 million for the third quarter of fiscal 2011.

Salaries, wages, and employee benefits were $41.7 million, or 34.5% of revenue, for the third quarter of fiscal 2012, compared to $36.6 million, or 32.6% of revenue, for the third quarter of fiscal 2011.  The increase was primarily the result of an increase in driver payroll related to an increase in company miles, in addition to an increase in medical claims expense, an increase in non-driver salaries and wages expense and increases in recruiting expenses.  We expect salaries, wages and employee benefits to increase primarily in correlation to our seated tractor count and driver payroll expense.

                 Fuel expenses, net of fuel surcharge revenue, decreased to $8.9 million, or 7.4% of revenue, for the third quarter of fiscal 2012, compared to $9.2 million, or 8.2% of revenue, for the third quarter of fiscal 2011. This cost decrease was attributable to a our continued improvement in our average miles per gallon, which was partially offset by the average Department of Energy fuel price increasing $0.30 per gallon in the third quarter of fiscal 2012, compared to the third quarter of fiscal 2011 and an increase in our miles and gallons purchased due to growth in our business. We expect that our continued efforts to reduce idling, operate more fuel-efficient tractors, and implement fuel hedges when appropriate will continue to have a positive impact on our miles per gallon.  However, we expect this positive impact to be partially offset by increasing fuel costs per gallon, lower fuel economy on EPA-mandated new engines, and the use of more costly ultra-low sulfur diesel fuel.

Purchased transportation increased to $26.8 million, or 22.1% of revenue, for the third quarter of fiscal 2012, from $25.4 million, or 22.6% of revenue, for the third quarter of fiscal 2011. The dollar increase is primarily related to increases in our intermodal transportation and third party logistic providers expense offset by a decrease in our independent contractor expense. Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile. We expect purchased transportation to increase if we are able to continue to grow for brokerage and intermodal transportation, which increases the associated purchased transportation expenses.

Operations and maintenance decreased to $10.1 million, or 8.4% of revenue, for the third quarter of fiscal 2012, from $10.4 million, or 9.2% of revenue, for the third quarter of fiscal 2011. Operations and maintenance consist of direct operating expense, maintenance, and tire expense. This decrease in the third quarter of fiscal 2012 was related to decreases in tractor maintenance, trailer maintenance and tire expense as we have continued to refresh our fleets.  These decreases were partially offset by slight increases in our direct operating expenses.   We expect our operations and maintenance expense to decrease going forward, subject to implementation of CSA that may impact these expenses.

Insurance and claims expense decreased to $3.5 million, or 2.9% of revenue for the third quarter of fiscal 2012, from $7.3 million, or 6.5% for the third quarter of fiscal 2011. Insurance consists of premiums for liability, physical damage, cargo damage, and workers' compensation insurance, in addition to claims expense. Insurance expense was affected in the third quarter of fiscal 2011 by a significant increase related to a workers' compensation and liability accident claim.  Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume. Insurance and claims expense will vary based primarily on the frequency and severity of claims, the level of self-retention, and the premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased to $11.6 million, or 9.6% of revenue, for the third quarter of fiscal 2012, compared to $14.7 million, or 13.1% of revenue, for the third quarter of fiscal 2011. These decreases were related to a gain on sale of equipment for the 2012 quarter compared to a loss on sale of equipment for the 2011 quarter. We expect depreciation and amortization expense to increase going forward as we intend to own or use capital leases for most equipment purchases but these increases may be offset by varying amounts of gains on the sale of equipment.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses. Accordingly, we have not provided a detailed discussion of such expenses.

Income from the sale of a majority interest in a subsidiary was $4.1 million in the third quarter of fiscal 2011. In February 2011 we entered into a joint venture by selling 65% of TruckersB2B to an unrelated third party. Approximately $2.6 million of the gain related to the fair market valuation of our continuing 35% ownership, and this asset is recognized as investment in joint venture on the balance sheet.

Income taxes increased to $3.8 million, with an effective tax rate of 40.0%, for the third quarter of fiscal 2012, from $2.5 million, with an effective tax rate of 52.5%, for the third quarter of fiscal 2011. As pre-tax net income increases, our non-deductible expenses, such as per diem expense, have a lesser impact on our effective rate. In such event, we would expect our effective tax rate to decrease.

Comparison of Nine Months Ended March 31, 2012 to Nine Months Ended March 31, 2011

In discussing our results of operations, we use freight revenue ("revenue") and fuel, net of fuel surcharge, because we believe that eliminating the impact of the sometimes volatile source of revenue affords more consistent basis for comparing our results of operations from period to period.

Total revenue increased by $24.4 million, or 5.8%, to $441.5 million for the nine months ended March 31, 2012, (“the fiscal 2012 period”) from $417.1 million for the nine months ended March 31, 2011 (“the fiscal 2011 period”).  Freight revenue, before fuel surcharge increased by $2.6 million, to $350.8 million for the fiscal 2012 period, from $348.2 million for the fiscal 2011 period. This increase was primarily attributable to revenue per loaded mile increasing to $1.522 for the fiscal 2012 period, from $1.479 for the fiscal 2011 period, offset by a decrease in loaded miles to 180.4 million for the fiscal 2012 period, from 186.4 million in the 2011 period. This increase in revenue per loaded mile was the result of rate increases we were able to implement given the favorable switch in capacity and demand in the industry. This combination of factors resulted in a slight increase in average revenue per seated tractor per week, which is our primary measure of asset productivity, to $2,857 for the fiscal 2012 period, from $2,852 for the 2011 period.

Revenue for our asset-light segment increased to $31.0 million in the fiscal 2012 period from $30.9 million in the fiscal 2011 period.  Excluding TruckersB2B that we disposed of in March 2011, asset-light revenue increased on a comparative basis $5.1 million to $31.0 million in the second quarter of the fiscal 2012 period from $25.9 million in the second quarter of the fiscal 2011 period.

Fuel surcharge revenue increased to $90.6 million for the fiscal 2012 period from $68.9 million for the fiscal 2011 period.

Salaries, wages, and employee benefits were $116.8 million, or 33.3% of revenue, for the fiscal 2012 period, compared to $112.3 million, or 32.3% of revenue, for the fiscal 2011 period. These increases were the result increases in medical claims expense, an increase in non-driver salaries and wage expense and an increase in recruiting expenses.

Fuel expenses, net of fuel surcharge, decreased to $26.1 million, or 7.4% of revenue, for the fiscal 2012 period compared to $30.0 million, or 8.6% of revenue, for the fiscal 2011 period. These decreases were attributable to a decrease in total miles and our continued improvement in our average miles per gallon, which were partially offset by the average Department of Energy fuel price increasing $0.64 per gallon for the fiscal 2012 period and the lag in surcharge collection when fuel prices are rapidly increasing. We expect that our continued efforts to reduce idling, operate more fuel-efficient tractors, and implement fuel hedges when appropriate will continue to have a positive impact on our miles per gallon.  However, we expect this positive impact to be partially offset by increasing costs per gallon, lower fuel economy on EPA-mandated new engines, and the use of more costly ultra-low sulfur diesel fuel.

Purchased transportation increased to $81.3 million, or 23.2% of revenue, for the fiscal 2012 period, from $76.7 million, or 22.0% of revenue, for the fiscal 2011 period. The dollar increase is primarily related to increases in our intermodal transportation and third party logistic providers expense offset by a decrease in our independent contractor expense. Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile.  We expect purchased transportation to increase if we are able to continue to grow for brokerage and intermodal transportation, which increases the associated purchased transportation expenses.

Operations and maintenance decreased to $30.1 million, or 8.6% of revenue, for the fiscal 2012 period, from $30.5 million, or 8.8% of revenue, for the fiscal 2011 period. Operations and maintenance consist of direct operating expense, maintenance, and tire expense. The decreases in the fiscal 2012 period were related to decreases in tractor maintenance, trailer maintenance and tire expense as we have continued to refresh our fleets.  These decreases were partially offset by slight increases in our direct operating expenses.   We expect our operations and maintenance expense to decrease going forward, subject to implementation of CSA that may impact these expenses.

Insurance and claims expense decreased to $10.2 million, or 2.9% or revenue for the fiscal 2012 period, compared to $14.8 million, or 4.3% of revenue for the fiscal 2011 period. These decreases relate to a workers' compensation case being reserved to full exposure prior to reinsurance for a total in the 2011 period of $1.0 million.  We also expensed a liability accident to full exposure prior to reinsurance for a total of $1.5 million in the 2011 period.  Insurance consists of premiums for liability, physical damage, cargo damage, and workers' compensation insurance, in addition to claims expense.  Insurance expense was affected in the third quarter of fiscal 2011 by a significant increase related to a workers' compensation and liability accident claim.  Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume. Insurance and claims expense will vary based primarily on the frequency and severity of claims, the level of self-retention, and the premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased to $35.5 million, or 10.1% of revenue, for the fiscal 2012 period, compared to $43.9 million, or 12.6% of revenue, for the fiscal 2011 period. These decreases were primarily attributable to increased gains on the sale of equipment in the fiscal 2012 period, which include expenses to prepare the equipment for sale, compared to the fiscal 2011 period. Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of income in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses. Accordingly, we have not provided a detailed discussion of such expenses.

Income from the sale of a majority interest in a subsidiary was $4.1 million in the fiscal 2011 period. In February 2011, we entered into a joint venture by selling 65% of TruckersB2B to an unrelated third party. Approximately $2.6 million of the gain related to the fair market valuation of our continuing 35% ownership, and this asset is recognized as investment in joint venture on the balance sheet.

Income taxes increased to $10.7 million, with an effective tax rate of 39.2%, for the fiscal 2012 period, from $8.2 million, with an effective tax rate of 45.7%, for the fiscal 2011 period. As pre-tax net income increases, our non-deductible expenses, such as per diem expense, have a lesser impact on our effective rate. In such event, we would expect our effective tax rate to decrease.

Liquidity and Capital Resources

Trucking is a capital-intensive business. We require cash to fund our operating expenses (other than depreciation and amortization), to make capital expenditures and acquisitions, and to repay debt, including principal and interest payments. Other than ordinary operating expenses, we anticipate that capital expenditures for the acquisition of revenue equipment will constitute our primary cash requirement over the next twelve months. We frequently consider potential acquisitions, and if we were to consummate an acquisition, our cash requirements would increase and we may have to modify our expected financing sources for the purchase of tractors. Subject to any required lender approval, we may make acquisitions in the future. Our principal sources of liquidity are cash generated from operations, bank borrowings, capital and operating lease financing of revenue equipment, and proceeds from the sale of used revenue equipment. At March 31, 2012, our total balance sheet debt, including capital lease obligations and long term debt, was $202.4 million, compared to $147.7 million at June 30, 2011.

As of March 31, 2012, we had a capital commitment for revenue equipment of $68.8 million for delivery through calendar 2012. These capital commitments are amounts before considering the proceeds of equipment dispositions. In fiscal 2012, we expect to purchase our new tractors and trailers with cash, capital leases and off-balance sheet operating leases.

On August 29, 2011, we increased our credit facility to $100 million and reset the term on our five-year revolving credit facility agented by Bank of America, N.A. The facility refinanced the Company's existing credit facility and provides for ongoing working capital needs and general corporate purposes. Bank of America, N.A. continues to serve as the lead arranger in the facility and Wells Fargo Bank, N.A. continues to participate in the new facility. At March 31, 2012, we were authorized to borrow up to $100 million under this revolving line of credit, which expires August 29, 2016. The applicable interest rate under this agreement is based on either a base rate equal to Bank of America, N.A.'s prime rate or LIBOR plus an applicable margin between 0.75% and 1.125% that is adjusted quarterly based on the Company's lease adjusted total debt to EBITDAR ratio. At March 31, 2012, we had $8.1 million in outstanding borrowings related to our credit facility and $0.4 million utilized for letters of credit. The agreement is collateralized by the assets of all the U.S. and Canadian subsidiaries of the Company. We are obligated to comply with certain financial covenants under our credit agreement and we were in compliance with these covenants at March 31, 2012.

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

Cash Flows

Net cash provided by operations for the fiscal 2012 period was $54.6 million, compared to cash provided by operations of $53.3 million for the same fiscal 2011 period. Cash provided by operations decreased primarily due to changes in accounts payable and accrued expenses, tires in services, and prepaid expenses and other current assets.

Net cash used in investing activities was $23.3 million for the fiscal 2012 period, compared to net cash provided by investing activities of $8.7 million for the fiscal 2011 period. Cash used in investing activities includes the net cash effect of acquisitions and dispositions of revenue equipment during each period, in addition to proceeds from the sale of a majority interest in a subsidiary and available for sale securities. Acquisitions for asset purchases used $40.1 million, for the fiscal 2012 period and was the primary difference in cash used between the periods presented.  Capital expenditures for equipment totaled $47.8 million for the fiscal 2012 period, and $28.3 million for the fiscal 2011 period. We generated proceeds from the sale of property and equipment of $64.4 million and $32.0 million for the fiscal 2012 period, and fiscal 2011 period, respectively.

Net cash used in financing activities was $55.4 million for the fiscal 2012 period, compared to $61.2 million for the fiscal 2011 period. The decrease in cash used for financing activities was primarily due to an increase in the borrowing of long term debt. Financing activity represents borrowings (new borrowings, net of repayment) and payments of the principal component of capital lease obligations.

Contractual Obligations

As of March 31, 2012, our operating leases, capitalized leases, other debts, and future commitments have stated maturities or minimum annual payments as follows:

	Annual Cash Requirements
	As of March 31, 2012
	(in thousands)
	Payments Due by Period
		Less			More
		than	1-3	3-5	than
	Total	1 year	years	years	5 years

Operating leases	$29,690	$7,996	$12,565	$5,113	$4,016
Lease residual value guarantees	25,975	2,086	12,279	1,600	10,010
Capital leases(1)	206,366	60,932	82,176	17,848	45,410
Long-term debt(1)	8,190	---	8,190	---	---
Sub total	$270,221	$71,014	$115,210	$24,561	$59,436

Future purchase of revenue equipment	68,774	6,398	17,062	29,621	15,693
Employment and consulting agreements(2)	700	700	---	---	---
Standby letters of credit	413	413	---	---	---

Total	$340,108	$78,525	$132,272	$54,182	$75,129

(1)	Includes interest
(2)
The amounts reflected in the table do not include amounts that could become payable to our Chief Executive Officer and Chief Operating Officer under certain circumstances if their employment by the Company is terminated.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for our revenue equipment. Our operating leases include some under which we do not guarantee the value of the asset at the end of the lease term ("walk-away leases") and some under which we do guarantee the value of the asset at the end of the lease term ("residual value"). Therefore, we are subject to the risk that equipment values may decline, in which case we would suffer a loss upon disposition and be required to make cash payments because of the residual value guarantees. We were obligated for residual value guarantees related to operating leases of $26.0 million at March 31, 2012, compared to $7.2 million at March 31, 2011.  We believe that any residual payment obligations will be satisfied by the value of the related equipment at the end of the lease. To the extent the expected value at the lease termination date is lower than the residual value guarantee we would accrue for the difference over the remaining lease term. We anticipate that going forward, we will use a combination of cash generated from operations, capital leases and operating leases to finance tractor and trailer purchases.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America require that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes. Management bases it estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that affect, or could affect our financial statements materially and involve a significant level of judgment by management. The accounting policies we deem most critical to use include revenue recognition, allowance for doubtful accounts, depreciation, claims accrual, and accounting for income taxes. There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2012, compared to those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” included in our 2011 Annual Report on Form 10-K.

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

Interest Rate Risk. We are exposed to interest rate risk principally from our primary credit facility. At March 31, 2012, we have $8.1 million in debt outstanding related to our credit facility and the market risk related to debt is immaterial.

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

Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third party transactions. At March 31, 2012, we had outstanding foreign exchange derivative contracts in notional amounts of $20.0 million pesos with a fair value of these contracts approximately $0.1 million less than the original contract value. Derivative gains/(losses), initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.

Assuming revenue and expenses for our Canadian operations identical to that in the third quarter of fiscal 2012 (both in terms of amount and currency mix), we estimate that a $0.01 decrease in the Canadian dollar exchange rate would reduce our annual net income by approximately $145,000. Also, we estimate that a $0.01 decrease in the Mexican peso exchange rate would reduce our annual net income by approximately $194,000.

Commodity Price Risk. Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability. Fuel is subject to economic, political, and market factors that are outside of our control. We believe fuel surcharges are effective at mitigating most, but not all, of the risk of high fuel price because we do not recover the full amount of fuel price increases. In fiscal 2012, we entered into contracts to hedge up to 0.4 million gallons per month for up to one year. At March 31, 2012, we had outstanding contracts in place for a notional amount of $8.0 million with a fair value of these contracts approximately $1.3 million more than the original contract value. Derivative gains/(losses), initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.

Item 4.                      Controls and Procedures

Restatement of Previously Issued Financial Statements

During the third quarter of fiscal 2012, the Company discovered that under ASC 840-10-25-14, some leases would need to be classified as capital leases, because of certain non-performance-related default provisions. Management initiated a review of the Company’s equipment lease accounting and determined that its previous method of accounting for certain equipment leases as operating leases was not in accordance with U.S. generally accepted accounting principles (GAAP). As a result, the Company has restated its consolidated balance sheets as of June 30, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2011 and the consolidated interim financial statements included for the quarter and year-to-date periods ended December 31, 2011; and September 30, 2011.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(b) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures.

Prior to the filing of our Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2012, our management, under the supervision and with the participation of our Certifying Officers, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (the Evaluation) as of the last day of the period covered by our filing.

Based upon that Evaluation, our Certifying Officers concluded that our previously established equipment lease accounting practices were not in accordance with GAAP. Correspondingly, as described above, management has restated its consolidated balance sheets as of June 30, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2011 included in the Company’s June 30, 2011 Annual Report on Form 10-K and the consolidated interim financial statements included in the Company’s Forms 10-Q as of and for the quarter and year to date periods ended December 31, 2011; and September 30, 2011, and related  comparative prior quarter and year to date periods included in those Form 10-Q’s. The  restatement is the result of the  material weakness related to the Company’s control to evaluate leases for capital lease or operating lease classification which was not designed to consider all of the relevant lease accounting literature applicable to lease classification, including non-performance related default provisions as described in ASC 840-10-25-14.  As a result of the material weakness,  our Certifying Officers have now concluded that our disclosure controls and procedures were not effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of the Material Weakness

To remediate the material weakness in the Company’s internal control over financial reporting, subsequent to the reporting period, the Company implemented additional review procedures over the lease default provisions affecting equipment lease accounting practices.

The Company’s remediation plan has been implemented; however, the above material weakness will not be considered remediated until the additional review procedures over lease default provisions have been operating effectively for an adequate time.  Management will consider the status of this remedial effort when assessing the effectiveness of the Company’s internal control over financial reporting and other disclosure controls and procedures in future reporting periods.  While management believes that the remedial efforts will resolve the identified material weakness, there is no assurance that management’s remedial efforts conducted to date will be sufficient or that additional remedial actions will not be necessary.

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

Item 1A.                 Risk Factors

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Annual Report on Form 10-K for the year ended June 30, 2011, in the section entitled Item 1A. Risk Factors, describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.  In addition to the risk factors set forth in our Form 10-K, we believe that the following additional risk should be considered in evaluating our business and growth outlook:

We are required to maintain disclosure controls and procedures.  As of March 31, 2012, our disclosure controls and procedures were not effective due to a material weakness.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, concluded that, as of March 31, 2012, our disclosure controls and procedures were ineffective due to a material weakness in our internal control over financial reporting.  The material weakness arose because our previously established equipment lease accounting practices were not in accordance with GAAP.  As a result, we are required to restate our fiscal 2011 financial statements and our interim financial statements for the first and second quarters of fiscal 2012.  Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud.  We cannot assure you that the measures we will take to remediate the material weakness will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the further restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price of our common stock.

Item 4.                  Mine Safety Disclosures – Not applicable

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
10.27
Second Amendment to Credit Agreement with Bank of America, N.A., as Administrative Agent, and Wells Fargo Bank, N.A., which amends that certain Credit Agreement, dated December 7, 2010, by and among the Company and the Lenders, as amended. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 30, 2012.)

31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer.*
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by William Meek, the Company's Chief Financial Officer.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by William Meek, the Company's Chief Financial Officer.*
101.INS**	XBRL Instance Document*
101.SCH**	XBRL Taxonomy Extension Schema Document*
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith
** In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Celadon Group, Inc. (Registrant)

/s/ Stephen Russell
Stephen Russell
Chief Executive Officer

/s/ William E. Meek
William E. Meek
Executive Vice President, Chief Financial Officer and Treasurer

/s/ Bart Middleton
Bart Middleton
Principal Accounting Officer and Vice President

Date: May 10, 2012

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
10.27
Second Amendment to Credit Agreement with Bank of America, N.A., as Administrative Agent, and Wells Fargo Bank, N.A., which amends that certain Credit Agreement, dated December 7, 2010, by and among the Company and the Lenders, as amended. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 30, 2012.)

31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer.*
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by William Meek, the Company's Chief Financial Officer.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by William Meek, the Company's Chief Financial Officer.*
101.INS**	XBRL Instance Document*
101.SCH**	XBRL Taxonomy Extension Schema Document*
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document*
* Filed herewith
** In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be "furnished" and not "filed."