Form 10-K/A
period 2011-06-30
CELADON GROUP INC
filed 2012-05-18
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that theregistrant was required to submit and post such files).
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

DOCUMENTS INCORPORATED BY REFERENCE
Part III of Form 10-K/A - Portions of Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders

CELADON GROUP, INC.
FORM 10-K/A

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (Amendment No. 1) amends the Annual Report on Form 10-K of Celadon Group, Inc. (the Company) for the fiscal year ended June 30, 2011 as originally filed with the Securities and Exchange Commission (the SEC) on September 2, 2011 (the Original Filing). This Form 10-K/A amends the Original Filing to change the classification of most of the Company’s revenue equipment leases from operating leases to capital leases. Further explanation regarding such change is set forth in Note 2 to the consolidated financial statements contained in this Amendment No. 1. This Amendment No. 1 amends and restates the Original Filing in its entirety. The following sections of the Original Filing were revised:

•	Item 1A – Risk Factors

•	Item 6 – Selected Financial Data

•	Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 8 – Financial Statements and Supplementary Data

•	Item 9A – Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications in connection with this Amendment No. 1 (Exhibits 31.1, 31.2, 32.1, and 32.2).

Except as described above, no other amendments have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the date of the Original Filing. Amendment No. 1 should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

PART I

Disclosure Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain statements contained in this Form 10-K/A and those portions of the 2011 Proxy Statement incorporated by reference may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, involve known and unknown risks, uncertainties and other factors which may cause the actual results, events, performance, or achievements of the Company to be materially different from any future results, events, performance, or achievements expressed or implied by such forward-looking statements. Words such as "anticipates," "estimates," "expects," "projects," "intends," "plans," "believes," and words or terms of similar substance used in connection with any discussion of future operating results, financial performance, or business plans identify forward-looking statements. All forward-looking statements reflect our management's present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. While it is impossible to identify all factors that may cause actual results to differ, the risks and uncertainties that may affect the Company's business, performance, and results of operations include the factors discussed in Item 1A of this report. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-K/A.

All such forward-looking statements speak only as of the date of this Form 10-K/A. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based.

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

Item 1.                 Business

Introduction

We are one of North America's twenty largest truckload carriers as measured by revenue. We generated $568.3 million in operating revenue during our fiscal year ended June 30, 2011. We have grown significantly since our incorporation in 1986 through internal growth and a series of acquisitions since 1995. As a dry van truckload carrier, we generally transport full trailer loads of freight from origin to destination without intermediate stops or handling. Our customer base includes Fortune 500 shippers such as Alcoa, Carrier Corporation, General Electric, International Truck & Engine, John Deere, Kohler Company, Philip Morris, Phillips Lighting, Proctor & Gamble, and Wal-Mart.

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

Independent contractors are utilized through a contract with us to supply one or more tractors and drivers for our use. Independent contractors must pay their own tractor expenses, fuel, maintenance, and driver costs and must meet our specified guidelines with respect to safety. A lease-purchase program we offered by the company provides independent contractors the opportunity to lease-to-own a tractor. As of June 30, 2011, there were 423 independent contractors providing a combined 16.1% of our tractor capacity.

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

Internet Website

We maintain an Internet website where additional information concerning our business can be found. The address of that website is www.celadontrucking.com. All of our reports filed with or furnished to the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Exchange Act, including our annual report on Form 10-K/A, quarterly reports on Form 10-Q, or current reports on Form 8-K, and amendments thereto are made available free of charge on or through our Internet website as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. Information contained on our website is not incorporated into this Annual Report on Form 10-K/A, and you should not consider information contained on our website to be part of this report.

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

A significant portion of our revenue is generated from our major customers. For 2011, our top 10 customers, based on revenue, accounted for approximately 22.3% of our revenue. We do not expect this percentage to change materially for 2012. Generally, we do not have long term contractual relationships with our major customers, and we cannot assure you that our customers will continue to use our services or that they will continue at the same levels. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

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

The truckload industry is capital intensive, and our policy of operating newer equipment requires us to expend significant amounts annually. If we elect to expand our fleet in future periods, our capital needs would increase. We expect to pay for projected capital expenditures with a combination of capital and operating leases , cash flows from operations, and borrowings under our line of credit. If we are unable to generate sufficient cash from operations and obtain financing on favorable terms in the future, we may have to limit our growth, enter into less favorable financing arrangements, or operate our revenue equipment for longer periods, any of which could have a materially adverse effect on our profitability.

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

Fiscal 2010	High	Low
Quarter ended September 30, 2009	$12.49	$7.65
Quarter ended December 31, 2009	$12.20	$8.60
Quarter ended March 31, 2010	$14.38	$9.50
Quarter ended June 30, 2010	$15.99	$12.54

Fiscal 2011	High	Low
Quarter ended September 30, 2010	$16.52	$11.11
Quarter ended December 31, 2010	$15.95	$12.90
Quarter ended March 31, 2011	$16.24	$14.13
Quarter ended June 30, 2011	$16.76	$12.48

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

Item 6.                 Selected Financial Data

The statements of operations data and balance sheet data presented below have been derived from our consolidated financial statements and related notes thereto. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes thereto. We have not restated our fiscal 2008 or 2007 financial statements or reviewed our revenue equipment leases in such years to confirm the correct classification under ASC 840-10-25-14.  Given the age and relevance of the fiscal 2008 and 2007 financial statements, the fact that the impact in fiscal 2009, 2010, and 2011 of our restatement was to increase the net property and equipment on our balance sheets and record the capitalized lease obligations as liabilities on our balance sheets, with no material impact on stockholders’ equity or net income, management determined that a restatement of the fiscal 2008 and 2007 financials for purposes of including such information under this Item 6, Selected Financial Data, was not meaningful.  Accordingly, you should not rely on the fiscal 2008 or 2007 financial information set forth in this Item 6 for any purpose.

	2011	2010	2009	2008(5)	2007(5)
	(Restated)	(Restated)	(Restated)

	(in thousands, except per share data and operating data)
Statements of Operations Data:
Freight revenue(1)	$467,002	$451,509	$409,380	$457,482	$433,012
Fuel surcharge revenue	101,247	77,109	82,182	108,413	69,680
Total revenue	568,249	528,618	491,562	565,895	502,692
Operating expense	537,463	508,786	475,653	547,097	462,592
Operating income	30,786	19,832	15,909	18,798	40,100
Interest expense, net	8,147	10,054	9 060	4,922	3,511
Other expense (income)	(4,785)	67	(227)	193	109
Income before income taxes	27,424	9,711	7,076	13,683	36,480
Provision for income taxes	12,162	5,785	4,820	7,147	14,228
Net income	$15,262	$3,926	$2,256	$6,536	$22,252
Diluted earnings per share	$0.67	$0.18	$0.10	$0.29	$0.94
Weighted average diluted shares outstanding	22,632	22,362	22,134	22,617	23,698

Balance Sheet Data (at end of period):
Net property and equipment	$277,114	$321,281	$340,930	$206,199	$207,499
Total assets	416,666	449,482	444,787	329,335	306,913
Long-term debt, revolving lines of credit, and capital lease obligations, including current maturities	147,703	207,540	223,536	102,506	94,642
Stockholders' equity	171,900	150,841	143,113	143,852	147,320

Operating Data:
For period(2):
Average revenue per loaded mile(3)	$1.482	$1.407	$1.464	$1.503	$1.534
Average revenue per total mile(3)	$1.326	$1.267	$1.307	$1.348	$1.380
Average revenue per tractor per week(3)	$2,868	$2,843	$2,597	$2,956	$3,027
Average length of haul (in miles)	913	889	907	935	960
At end of period:
Average seated line-haul tractors(4)	2,662	2,702	2,741	2,477	2,318
Average age of company tractors (in years)	1.9	1.5	1.5	1.8	1.6
Total trailers(4)	8,206	9,852	10,015	9,052	7,843
Average age of company trailers (in years)	5.5	5.7	5.0	4.1	3.8

__________________________

(1)	Freight revenue is total revenue less fuel surcharges
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
(5)	Fiscal Years 2008 and 2007 are reported as originally filed

Item 7.                 Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Results and Fiscal Year-End Financial Condition

For the fiscal year ended June 30, 2011, total revenue increased 7.5%, to $568.2 million from $528.6 million during fiscal 2010. Freight revenue, which excludes revenue from fuel surcharges, increased 3.4%, to $467.0 million in fiscal 2011 from $451.5 million in 2010. We generated net income of $15.3 million, or $0.67 per diluted share, for fiscal 2011 compared with net income of $3.9 million, or $0.18 per diluted share, for fiscal 2010.

We believe that an improving economy and decreased industry-wide trucking capacity in fiscal 2011 compared to fiscal 2010 were the major factors that contributed to our increase in net income.  Increased revenue per loaded mile due to the rebounding economy caused an increase in average revenue per tractor per week.  As a result, average freight revenue per loaded mile excluding fuel surcharge for 2011 increased 5.3% to $1.482 compared with $1.407 per mile in 2010. Average freight revenue per tractor per week, our main measure of asset productivity, increased to $2,868 in 2011 compared with $2,846 for 2010. This increase was due to an increase in rates. Our operating margin, excluding the effect of fuel surcharge (which is calculated as the percentage of operating expenses net of fuel surcharge over trucking revenue), improved to 93.4% for 2011 compared with 95.6% for 2010.

At June 30, 2011, our total balance sheet debt was $147.7 million and our total stockholders' equity was $171.9 million, for a total debt to capitalization ratio of 85.9%. At June 30, 2011, we had $49.6 million of available borrowing capacity under our revolving credit facility and $25.7 million of cash on hand.

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

Revenue Equipment

We operate 2,800 tractors and 8,206 trailers. Of our tractors at June 30, 2011, 971 were owned, 109 were acquired under operating leases, 1,297 were acquired under capital leases, and 423 were provided by independent contractors, who own and drive their own tractors. Of our trailers at June 30, 2011, 3,442 were owned, 200 were acquired under operating leases, and 4,564 were acquired under capital leases,

We use a combination of cash and leases to acquire our new tractors. Most of our new trailers are acquired with leases. These leases generally run for a period of three years for tractors and seven years for trailers. When we finance revenue equipment acquisitions with operating leases, rather than borrowings or capital leases, the interest component of our financing activities is recorded as an "above-the-line" operating expense on our statements of operations.

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

Results of Operations

The following tables set forth the percentage relationship of revenue and expense items to operating and freight revenue for the periods indicated.

	Fiscal year ended June 30,
	2011	2010	2009
	(Restated)	(Restated)	(Restated)
Operating revenue	100%	100.0%	100.0%
Operating expenses:
Salaries, wages, and employee benefits	26.4	29.5	31.7
Fuel	24.4	23.7	25.6
Purchased transportation	18.8	15.6	11.4
Revenue equipment rentals	0.3	0.7	1.3
Operations and maintenance	7.2	6.9	7.2
Insurance and claims	3.2	3.2	2.8
Depreciation and amortization	10.0	11.4	11.0
Cost of products and services sold	0.6	1.1	1.2
Communication and utilities	0.7	0.9	1.0
Operating taxes and licenses	1.7	1.9	2.0
General and other operating	1.3	1.3	1.6

Total operating expenses	94.6	96.2	96.8

Operating income	5.4	3.8	3.2
Other expense:
Interest expense, net	1.4	2.0	1.7
Other expense (income), net	(0.8)	---	---

Income before income taxes	4.8	1.8	1.5
Provision for income taxes	2.1	1.1	1.0

Net income	2.7%	0.7%	0.5%

Freight revenue(1)	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and employee benefits	32.2	34.6	38.0
Fuel	8.0	10.6	10.7
Purchased transportation	22.8	18.3	13.6
Revenue equipment rentals	0.3	0.8	1.6
Operations and maintenance	8.8	8.1	8.7
Insurance and claims	3.9	3.8	3.4
Depreciation and amortization	12.2	13.3.	13.2
Cost of products and services sold	0.8	1.3	1.4
Communication and utilities	0.9	1.1	1.2
Operating taxes and licenses	2.1	2.2	2.4
General and other operating	1.4	1.5	1.9

Total operating expenses	93.4	95.6	96.1

Operating income	6.6	4.4	3.9
Other expense:
Interest expense, net	1.8	2.2	2.2
Other expense (income), net	(1.1)	---	---

Income before income taxes	5.9	2.2	1.7
Provision for income taxes	2.6	1.3	1.1

Net income	3.3%	0.9%	0.6%
__________________________
(1)
Freight revenue is total operating revenue less fuel surcharges. In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense. The amounts were $101.2 million, $77.1 million, and $82.2 million 2011, 2010, and 2009, respectively.

Fiscal year ended June 30, 2011, compared with fiscal year ended June 30, 2010

Total revenue increased by $39.6 million, or 7.5%, to $568.2 million for fiscal 2011, from $528.6 million for fiscal 2010. Freight revenue increased by $15.5 million, or 3.4%, to $467.0 million for fiscal 2011, from $451.5 million for fiscal 2010. This increase was primarily attributable to an increase in freight rates, due to the slowly recovering economy and reduced capacity. Average freight revenue per total mile, excluding fuel surcharge, increased to $1.326 in fiscal 2011 from $1.267 for fiscal 2010, or 4.7%. These increases were partially offset by a decrease in billed miles to 248.5 million in fiscal 2011, compared to 263.6 million in fiscal 2010. Average freight revenue per seated tractor per week, excluding fuel surcharge, which is our primary measure of asset productivity, increased to $2,868 in fiscal 2011, from $2,846 for fiscal 2010, as a result of an increase in freight rates. Our freight rates improved throughout the fiscal 2011 year. We expect our freight rates to maintain an upward trend through the end of the year as industry capacity continues to tighten.

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

Salaries, wages, and employee benefits were $150.2 million, or 32.2% of freight revenue, for fiscal 2011, compared to $156.0 million, or 34.6% of freight revenue, for fiscal 2010. This decrease in salaries, wages, and benefits is largely due to decreased driver payroll related to decreased company driver miles, offset by increases in recruiting expense.

Fuel expenses, net of fuel surcharge revenue of $101.2 million and $77.1 million for fiscal 2011 and fiscal 2010, respectively, decreased to $37.3 million, or 8.0% of freight revenue, for fiscal 2011, compared to $48.1 million, or 10.6% of freight revenue, for fiscal 2010.  These decreases were attributable to a decrease in gallons purchased due to decreased miles driven, offset by a 22.1% increase in average fuel prices to $3.43 per gallon for fiscal 2011, from $2.81 per gallon for fiscal 2010.  We expect that our continued efforts to reduce idling, operate more fuel-efficient tractors, and implement locking in fuel hedges when appropriate will continue to have a positive impact on our miles per gallon; however, we expect this positive impact to be partially offset by increasing fuel costs per gallon.

Purchased transportation increased to $106.7 million, or 22.8% of freight revenue, for fiscal 2011, from $82.6 million, or 18.3% of freight revenue, for fiscal 2010.  The majority of these increases are related to increased miles and increased fuel surcharge paid to our independent contractor fleet as part of the independent contractor fixed payment.  The number of independent contractors increased to 423 at June 30, 2011, compared with 411 at June 30, 2010.  Independent contractors are drivers who cover all of their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile.  In addition, our brokerage and intermodal expenses are increasing year over year as we continue to develop and increase those offerings. Going forward, depending on outside factors such as the freight environment confronting our industry and the strength of the U.S. economy, in general, we may decide to increase the number of independent contractors we engage.  Accordingly, to the extent we increase the number of independent contractors in our fleet and continue to increase our purchased transportation for brokerage and intermodal transportation, we expect purchased transportation to increase as well.

Operations and maintenance consist of direct operating expense, maintenance, physical damage, and tire expense. This category increased to $41.1 million, or 8.8% of freight revenue, for fiscal 2011, from $36.6 million, or 8.1% of freight revenue, for fiscal 2010. The dollar increase in fiscal 2011 is related to an increase in costs associated with tractor maintenance from the new CSA 2010 implementation and as tractors under warranty have declined, and tire expense increased. We expect our operations and maintenance expense to be similar to the current level going forward, subject to implementation of CSA 2010 that may impact these expenses.

Insurance and claims expense increased to $18.2 million, or 3.9% of freight revenue, for fiscal 2011, compared to $17.1 million, or 3.8% of freight revenue for fiscal 2010.  Insurance consists of premiums for liability, physical damage, cargo damage, and workers' compensation insurance.  These increases are attributable to an increase in liability claims and cargo claims expense, due to an increase in the number and/or severity of claims reported including loss development.  Our insurance program involves self-insurance at various risk retention levels.  Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate.  We accrue for the uninsured portion of claims based on known claims and historical experience.  We continually review and revise our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume.  We expect our insurance and claims expense to revert to more historical dollar averages going forward.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased to $57.0 million, or 12.2% of freight revenue, in fiscal 2011 from $60.1 million, or 13.3% of freight revenue, for fiscal 2009. These decreases are related to an increase in the gains recognized on the sale of equipment in fiscal 2011 compared to losses recognized on sales in fiscal 2010. These decreases are offset by an increase in the owned tractor depreciation. Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases.

All of our other expenses are relatively minor in amount, and there were no significant changes in these expenses. Accordingly, we have not provided a detailed discussion of such expenses.

Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, increased 370 basis points to 5.9% of freight revenue for fiscal 2011, from 2.2% for fiscal 2010.

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

Income taxes increased to $12.2 million for fiscal 2011, from $5.8 million for fiscal 2010, resulting from a higher pre-tax income. Due to the non-deductible effects of our driver per diem pay structure, our tax rate will fluctuate from the 35% standard federal rate, in future periods as net income fluctuates.  Going forward, we expect our effective tax rate will be around 39% to 40%.

As a result of the factors described above, net income increased to $15.3 million for fiscal 2011, from $3.9 million for fiscal 2010.

Fiscal year ended June 30, 2010, compared with fiscal year ended June 30, 2009

Total revenue increased by $37.0 million, or 7.5%, to $528.6 million for fiscal 2010, from $491.6 million for fiscal 2009. Freight revenue excludes $77.1 million and $82.2 million of fuel surcharge revenue for fiscal 2010 and 2009, respectively.

Freight revenue increased by $42.1 million, or 10.3%, to $451.5 million for fiscal 2010, from $409.4 million for fiscal 2009. This increase was primarily attributable to an increase in freight demand, due to the slowly recovering economy. This increase was partially attributable to an increase in billed miles to 263.6 million in fiscal 2010, compared to 233.7 million in fiscal 2009, and offset slightly by a 3.1% decrease in average freight revenue per total mile, excluding fuel surcharge, to $1.267 from $1.307. Average freight revenue per tractor per week,excluding fuel surcharge, which is our primary measure of asset productivity, increased 3.4% to $2,441 in fiscal 2010, from $2,360 for fiscal 2009, as a result of increasing general freight demand, an increase in miles, partially offset by lower rates. Our freight rates began to improve at the end of the third quarter and continued to improve throughout the fourth quarter. We expect our freight rates to maintain an upward trend through the end of the year as industry capacity continues to tighten.

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

Salaries, wages, and employee benefits were $156.0 million, or 34.6% of freight revenue, for fiscal 2010, compared to $155.6 million, or 38.0% of freight revenue, for fiscal 2009. This slight dollar increase in salaries, wages, and benefits is largely due to increased driver payroll related to increased miles and increases in stock appreciation rights expenses as the stock price has increased.  These were offset by a reduction in administrative payroll, due to the efforts in the latter part of fiscal 2009 to eliminate or consolidate several functions, therefore reducing payroll expense. Also offsetting this increase was a reduction in driver pay per mile and a reduction in our driver recruiting costs in fiscal 2010 as compared to fiscal 2009.   However, the increased freight revenue resulted in a decrease in salaries, wages, and employee benefits as a percentage of freight revenue.

Fuel expenses, net of fuel surcharge revenue of $77.1 million and $82.2 million for fiscal 2010 and fiscal 2009, respectively, increased to $48.1 million, or 10.7% of freight revenue, for fiscal 2010, compared to $43.7 million, or 10.6% of freight revenue, for fiscal 2009.  These increases were attributable to an increase in gallons purchased due to increased miles driven, offset by a 4.9% decrease in average fuel prices to $2.51 per gallon for fiscal 2010, from $2.64 per gallon for fiscal 2009.  We expect that our continued efforts to reduce idling and operate more fuel efficient tractors will continue to have a positive impact on our miles per gallon; however, we expect this will be partially offset by lower fuel economy on EPA-mandated new engines.

Purchased transportation increased to $82.6 million, or 18.3% of freight revenue, for fiscal 2010, from $55.8 million, or 13.6% of freight revenue, for fiscal 2009.  The majority of these increases are related to increased miles by our independent contractor fleet.  The number of independent contractors increased 46.8% to 411 at June 30, 2010, compared with 280 at June 30, 2009.  Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile.  In addition, our brokerage and intermodal expenses are increasing year over year as we continue to develop and increase those offerings. Going forward, depending on outside factors such as the freight environment confronting our industry and the strength of the U.S. economy, in general, we may decide to increase the number of independent contractors we engage.  Accordingly, to the extent we increase the number of independent contractors in our fleet and continue to increase our purchased transportation for brokerage and intermodal transportation, we expect purchased transportation to increase as well.

Operations and maintenance consist of direct operating expense, maintenance, physical damage, and tire expense. This category increased to $36.6 million, or 8.1% of freight revenue, for fiscal 2010, from $35.5 million, or 8.7% of freight revenue, for fiscal 2009. The dollar increase in fiscal 2010 is primarily related to an increase in costs associated with tire and physical damage expenses.  However, these factors were offset by a decrease in tractor maintenance and miscellaneous direct operating expenses.

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

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to $60.1 million, or 13.3% of freight revenue, in fiscal 2010 from $54.2 million, or 13.3% of freight revenue, for fiscal 2009. This increases are related to an increase in the number of  tractors and trailers held under capital leases and a slight increase in losses on sales of equipment in fiscal 2010 compared to fiscal 2009.  To the extent the used equipment market remains weak going forward, we expect to face difficulty selling equipment in quantities and at prices that are satisfactory to us.  Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases.

All of our other expenses are relatively minor in amount, and there were no significant changes in these expenses. Accordingly, we have not provided a detailed discussion of such expenses.

Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, increased 50 basis points to 2.2% of freight revenue for fiscal 2010, from 1.7% for fiscal 2009.

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

Income taxes increased to $5.8 million for fiscal 2010, from $4.8 million for fiscal 2009, resulting from a higher pre-tax income. Due to the non-deductible effects of our driver per diem pay structure, our tax rate will fluctuate from the 35% standard federal rate, in future periods as net income fluctuates.  Going forward, we expect our effective tax rate will be around 39% to 40%. Income tax expense for fiscal 2009 included an adjustment of approximately $300,000 related to per diem calculations for prior years.

As a result of the factors described above, net income increased to $3.9 million for fiscal 2010, from $2.3 million for fiscal 2009.

Liquidity and Capital Resources

Trucking is a capital-intensive business. We require cash to fund our operating expenses (other than depreciation and amortization), to make capital expenditures and acquisitions, and to repay debt, including principal and interest payments. Other than ordinary operating expenses, we anticipate that capital expenditures for the acquisition of revenue equipment will constitute our primary cash requirement over the next twelve months. We frequently consider potential acquisitions, and if we were to consummate an acquisition, our cash requirements would increase and we may have to modify our expected financing sources for the purchase of tractors. Subject to any required lender approval, we may make acquisitions, although we do not have any specific acquisition plans at this time. Our principal sources of liquidity are cash generated from operations, bank borrowings, capital and operating lease financing of revenue equipment, and proceeds from the sale of used revenue equipment.  At June 30, 2011, our total balance sheet debt, including capital lease obligations and current maturities, was $147.7 million, compared to $207.5 million at June 30, 2010.

As of June 30, 2011, we had on order 225 tractors for delivery through fiscal 2012. We also had on order 700 trailers for delivery through fiscal 2012. These revenue equipment orders represent a capital commitment of approximately $40.8 million, before considering the proceeds of equipment dispositions. In fiscal 2012, we expect to purchase our new tractors with both cash and leases.

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

Cash Flows

We generated net cash from operating activities of $70.1 million in fiscal 2011, $76.2 million in fiscal 2010, and $79.2 million in fiscal 2009. The decrease in net cash provided by operations in fiscal 2011 from fiscal 2010 is due primarily to changes in and trade receivables, prepaid expenses and other current assets, tires in service, and in income taxes payable.

Net cash provided by investing activities was $20.5 million for fiscal 2011, and $7.6 million for fiscal 2009, and net cash used in investing activities of $0.7 million for fiscal 2010. The increase in cash provided by investing activities in 2011 compared to 2010 was  due to increased proceeds from sale of equipment and decreased purchases of property and equipment. Capital expenditures primarily for tractors and trailers  totaled $32.2 million in fiscal 2011, $39.4 million in fiscal 2010, and $12.9 million in fiscal 2009. We generated proceeds from the sale of property and equipment of $47.7 million in fiscal 2011, $38.7 million in fiscal 2010, and $44.6 million in fiscal 2009.

Net cash used in financing activities was $86.5 million in fiscal 2011, $55.0 million in fiscal 2010, and $87.7 million in fiscal 2009.  The increase in cash used for financing activities was primarily due to the increased principal payments on our capital leases.  Financing activity represents bank borrowings (new borrowings, net of repayments) and payment of the principal component of capital lease obligations.

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

Contractual Obligations and Commitments

As of June 30, 2011, our bank loans, capitalized leases, operating leases, other debts, and future commitments have stated maturities or minimum annual payments as follows:

	Cash Requirements as of June 30, 2011 (in thousands) Payments Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

Operating leases	$12,817	$12,129	$687	$1	$ ---
Lease residual value guarantees	3,986	2,826	1,160	---	---
Capital lease obligations(1)	156,641	79,682	43,576	19,248	14,135

Sub-total	173,444	94,637	45,423	19,249	14,135

Future purchase of revenue equipment	40,793	3,424	9,131	17,788	10,450
Employment and consulting agreements(2)	700	700	---	---	---
Standby letters of credit	438	438	---	---	---

Total contractual and cash obligations	$215,375	$99,199	$54,554	$37,037	$24,585

(1)	Includes interest.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Celadon Group, Inc.:

We have audited the accompanying consolidated balance sheets of Celadon Group, Inc. and subsidiaries (the "Company") as of June 30, 2011 and 2010, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the years in the three-year period ended June 30, 2011. In connection with our audits of the consolidated financial statements, we have also audited the financial statement Schedule II. We also have audited the Company's internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the Company’s accounting for leases has been identified and included in management’s assessment. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended June 30, 2011.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celadon Group, Inc. and subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles. Because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Celadon Group, Inc. has not maintained effective internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

 As discussed in Note 1 to the consolidated financial statements, the consolidated financial statements for each of the years in the three-year period ended June 30, 2011 have been restated to correct for errors in accounting for leases.

The assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting has also been restated to reflect the aforementioned material weakness and conclusion that internal control over financial reporting was not effective as of June 30, 2011.

/s/ KPMG, LLP

Indianapolis, Indiana
September 2, 2011, except as to Note 1, and except for the restatement of the effectiveness of internal control over financial reporting for the material weakness related to accounting for leases, which are as of May 17, 2012

CELADON GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended June 30, 2011, 2010, and 2009
(Dollars and shares in thousands, except per share amounts)

	2011	2010	2009
	(Restated)	(Restated)	(Restated)
Revenue:
Freight revenue	$467,002	$451,509	$409,380
Fuel surcharges	101,247	77,109	82,182
Total revenue	568,249	528,618	491,562

Operating expenses:
Salaries, wages, and employee benefits	150,156	156,025	155,554
Fuel	138,470	125,174	125,922
Purchased transportation	106,676	82,609	55,789
Revenue equipment rentals	1,559	3,694	6,377
Operations and maintenance	41,108	36,628	35,480
Insurance and claims	18,239	17,053	13,828
Depreciation and amortization	56,979	60,053	54,189
Cost of products and services sold	3,537	5,947	5,818
Communications and utilities	4,157	4,828	4,929
Operating taxes and licenses	9,854	9,788	9,700
General and other operating	6,728	6,987	8,067
Total operating expenses	537,463	508,786	475,653

Operating income	30,786	19,832	15,909

Other (income) expense:
Interest expense	8,210	10,127	9,095
Interest income	(63)	(73)	(35)
Income from sale of majority interest in subsidiary	(4,142)	---	---
Other (income) expense, net	(643)	67	(227)
Income before income taxes	27,424	9,711	7,076
Provision for income taxes	12,162	5,785	4,820
Net income	$15,262	$3,926	$2,256

Earnings per common share:
Diluted earnings per share	$0.67	$0.18	$0.10
Basic earnings per share	$0.69	$0.18	$0.10
Weighted average shares outstanding:
Diluted	22,632	22,362	22,134
Basic	22,099	21,888	21,727

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2011 and 2010
(Dollars in thousands)

	2011	2010
ASSETS	(Restated)	(Restated)

Current assets:
Cash and cash equivalents	$25,673	$21,261
Trade receivables, net of allowance for doubtful accounts of $1,045 and $1,379 in 2011 and 2010, respectively	64,723	63,468
Prepaid expenses and other current assets	14,403	12,311
Tires in service	6,594	5,010
Deferred income taxes	3,940	3,593
Total current assets	115,333	105,643
Property and equipment	418,698	445,306
Less accumulated depreciation and amortization	141,584	124,025
Net property and equipment	277,114	321,281
Tires in service	2,914	1,843
Goodwill	16,702	19,137
Investment in joint venture	2,902	---
Other assets	1,701	1,578
Total assets	$416,666	$449,482

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$10,475	$10,150
Accrued salaries and benefits	13,192	11,472
Accrued insurance and claims	13,360	10,967
Accrued fuel expense	11,113	11,263
Other accrued expenses	15,729	12,209
Income taxes payable	1,778	2,950
Current maturities of long-term debt	---	336
Current maturities of capital lease obligations	75,521	67,671
Total current liabilities	141,168	127,018
Long-term debt, net of current maturities	---	44
Capital lease obligations, net of current maturities	72,182	139,489
Deferred income taxes	31,416	32,090
Stockholders' equity:
Common stock, $0.033 par value, authorized 40,000,000 shares; issued and outstanding 23,886,601 and 23,871,663 shares at June 30, 2011 and 2010, respectively	788	788
Treasury stock at cost; 1,364,364 and 1,604,642 shares at June 30, 2011 and 2010, respectively	(9,408)	(11,064)
Additional paid-in capital	99,906	98,640
Retained earnings	81,566	66,303
Accumulated other comprehensive loss	(952)	(3,826)
Total stockholders' equity	171,900	150,841
Total liabilities and stockholders' equity	$416,666	$449,482

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30, 2011, 2010, and 2009
(Dollars in thousands)

	2011	2010	2009
	(Restated)	(Restated)	(Restated)

Cash flows from operating activities:
Net income	$15,262	$3,926	$2,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,304	59,543	54,210
(Gain) / loss on sale of equipment	(1,149)	590	38
Deferred income taxes	(1,053)	(1,514)	2,736
Provision for doubtful accounts	196	263	94
Stock based compensation expense	2,382	3,364	2,293
Gain from sale of majority interest in subsidiary	(4,142)	---	---
Changes in assets and liabilities:
Trade receivables	(3,141)	(8,249)	13,323
Income tax payable	(1,077)	2,096	5,351
Tires in service	(2,634)	(920)	(702)
Prepaid expenses and other current assets	(1,007)	5,828	6,246
Other assets	(440)	502	(380)
Accounts payable and accrued expenses	8,583	10,751	(6,238)
Net cash provided by operating activities	70,084	76,180	79,227
Cash flows from investing activities:
Purchase of property and equipment	(32,152)	(39,429)	(12,925)
Proceeds on sale of property and equipment	47,689	38,731	44,645
Proceeds from sale of majority interest in subsidiary	5,000	---	---
Purchase of businesses	---	---	(24,100)
Net cash provided by ( used in) investing activities	20,537	(698)	7,620
Cash flows from financing activities:
Proceeds from issuance of common stock	521	---	(28)
Payments on long-term debt	(380)	(6,600)	(46,920)
Principal payments on capital lease obligations	(86,690)	(48,409)	(40,760)
Net cash used in financing activities	(86,549)	(55,008)	(87,708)
Effect of exchange rates on cash and cash equivalents	340	(76)	(601)
Increase (decrease) in cash and cash equivalents	4,412	20,398	(1,462)
Cash and cash equivalents at beginning of year	21,261	863	2,325
Cash and cash equivalents at end of year	$25,673	$21,261	$863
Supplemental disclosure of cash flow information:
Interest paid	$8,219	$10,178	$9,196
Income taxes paid	$14,670	$6,648	$349
Lease obligation incurred in the purchase of equipment	$30,289	$31,470	$108,079

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended June 30, 2011, 2010, and 2009
(Dollars in thousands, except share amounts)

	Common Stock No. of Shares Outstanding	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
					Restated		Restated

Balance at June 30, 2008	21,871,660	$782	$95,173	$(12,633)	$60,881	$(351)	$143,852
Restatement adjustments	---	---	---	---	(278)	---	(278)
Balance at June 30, 2008 (restated)	21,871,660	$782	$95,173	$(12,633)	$60,603	$(351)	$143,574

Net income (restated)	---	---	---	---	2,256	---	2,256
Equity adjustments for foreign currency translation, net of tax	---	---	---	---	---	(5,211)	(5,211)
Comprehensive income (loss) (restated)	---	---	---	---	2,256	(5,211)	(2,955)
Treasury stock issued	---	---	(551)	553	---	---	2
Restricted stock and options expense	216,897	5	2,434	---	---	---	2,439
Exercise of incentive stock options	7,875	---	(26)	55	---	---	29
Balance at June 30, 2009 (restated)	22,096,432	$787	$97,030	$(12,025)	$62,859	$(5,562)	$143,089

Net income (restated)	---	---	---	---	3,926	---	3,926
Equity adjustments for foreign currency translation, net of tax	---	---	---	---	(482)	1,736	1,254
Comprehensive income (restated)	---	---	---	---	3,444	1,736	5,180
Treasury stock issued	---	---	(700)	864	---	---	164
Restricted stock and options expense	156,464	1	2,350	---	---	---	2,351
Exercise of incentive stock options	14,125	---	(40)	97	---	---	57
Balance at June 30, 2010 (restated)	22,267,021	$788	$98,640	$(11,064)	$66,303	$(3,826)	$150,841

Net income (restated)	---	---	---	---	15,262	---	15,263
Equity adjustments for foreign currency translation, net of tax	---	---	---	---	1	2,874	2,874
Comprehensive income (restated)	---	---	---	---	15,263	2,874	18,137
Treasury stock issued	---	---	(1,013)	993	---	---	(20)
Restricted stock and options expense	159,083	---	2,402	---	---	---	2,402
Exercise of incentive stock options	96,133	---	(123)	663	---	---	540
Balance at June 30, 2011 (restated)	22,522,237	$788	$99,906	$(9,408)	$81,566	$(952)	$171,900

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

Depreciation of property and equipment and amortization of assets under capital leases is computed using the straight-line method and is based on the lesser of the life of the lease or the estimated useful lives of the related assets (net of salvage value) as follows:

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

In conjunction with the sale of the majority interest in TruckerB2B (see footnote 13), the Company recognized a pre-tax gain of $4.1 million and de-consolidated the subsidiary, including $2.4 million of goodwill, which reduced the carrying balance of goodwill to $16.7 million from $19.1 million.

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

Income Taxes

Deferred taxes are recognized for tax loss and credit carryforwards and the future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting, based on enacted tax laws and rates. Federal income taxes are provided on the portion of the income of foreign subsidiaries that is expected to be remitted to the United States.

The Company follows ASC Topic 740-10-25 in Accounting for Uncertainty in Income Taxes.  ASC 740-10-25 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Accounting for Derivatives

The Company had derivative financial instruments in place to reduce exposure to fuel price fluctuations and currency exposure for Canadian Dollars and Mexican Pesos in fiscal 2011.  In fiscal 2010 and 2009, the Company had derivatives for only Canadian Dollars and Mexican Pesos.  Derivative gains/(losses), initially reported as a component of other comprehensive income with an offset to accrued liabilities or other assets, are reclassified to earnings in the period when the forecasted transaction affects earnings.  ASC Topic 815, Derivatives and Hedging, requires that all derivative instruments be recorded on the balance sheet at their respective fair values.

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

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011, 2010 and 2009

Restatement – Accounting for Leases

Periods presented in this Form 10-K/A have been restated.  The Company has restated most of its revenue equipment operating leases as capital leases based upon certain provisions included in the lease agreements. Specifically, the leases have certain default clauses, including material adverse change, cross-default provisions, and other provisions which are not objectively determinable or do not represent pre-defined criteria at the inception of the lease. As a result, the maximum consideration the Company could be required to pay the lessor in the event of a default is included in the lease payments for lease classification purposes at the inception of the lease. For these leases, the maximum consideration usually approximates or exceeds the cost of the revenue equipment at the inception of the lease and, when included in minimum lease payments for purposes of applying ASC 840-10-25-1(d) (i.e., the 90% test), results in capital lease classification, in accordance with the guidance for default covenants related to non-performance as discussed in ASC 840-10-25-14.

As a result of the restatement, the Company has recorded additional capital lease assets and related capital lease obligations on the consolidated balance sheets.  The Company also adjusted its deferred income tax liability to take into account the temporary differences created to reflect the capital lease obligations and assets for financial reporting purposes. Lease payments related to this revenue equipment are now recognized as principal reductions in the capital lease obligations and interest expense, rather than as revenue equipment rent expense. The consolidated statements of operations  also include depreciation on the capital lease assets over the terms of the respective leases.

In addition, the Company has reclassified the rental payments received for equipment rented to third parties from a reduction in the revenue equipment rental classification to freight revenue as part of the restatement.  The reclassification of rents has had no impact on net income.

The restatement also impacted opening stockholders equity and the classification of cash flows from operations, investing, and financing activities; however, there was no impact on the net increase or decrease in cash and cash equivalents reported in the consolidated statements of cash flows.

The adjustment to net income for the three years ended June 30, 2011, 2010 and 2009, and the impact of the restatement on the consolidated financial statements is summarized in the tables below (amounts in thousands):

	2011	2010	2009
Net income as previously reported:	$14,732	$4,680	$2,556
Freight Revenue	11,554	5,126	1,225
Revenue equipment rentals	23,597	32,029	22,761
Operations and maintenance	---	(300)	2
Depreciation and amortization	(27,848)	(30,364)	(18,968)
Interest expense	(6,444)	(7,711)	(5,506)
Tax effect on restatement adjustment	(329)	466	186
Net income, as restated	$15,262	$3,926	$2,256

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011, 2010 and 2009

The impact of the restatement on the consolidated financial statements is summarized below (amounts in thousands, except per share amounts:)

	June 30, 2011		June 30, 2010
	As Previously Reported	Restated	As Previously Reported	Restated
Consolidated Balance Sheets
Property and equipment	$213,222	$418,698	$226,169	$445,306
Less accumulated depreciation and amortization	80,592	141,584	74,852	124,025
Net property and equipment	132,630	277,114	151,317	321,281
Total assets	272,182	416,666	279,517	449,482

Current maturities of capital lease obligations	354	75,521	15,350	67,671
Total current liabilities	66,001	141,168	74,697	127,018
Capital lease obligations, net of current maturities	1,740	72,182	19,861	139,489
Deferred income taxes	31,740	31,416	32,742	32,090
Retained earnings	82,367	81,566	67,635	66,303
Total stockholders' equity	172,701	171,900	152,173	150,841
Total liabilities and stockholders' equity	272,182	416,666	279,517	449,482

	June 30, 2011		June 30, 2010		June 30, 2009
	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated
Consolidated Statements of Income
Freight revenue	$455,447	$467,002	$446,383	$451,509	$408,156	$409,380
Total revenue	556,694	568,249	523,492	528,618	490,338	491,562
Revenue equipment rentals	25,156	1,559	35,722	3,694	29,138	6,377
Operations and maintenance	41,108	41,108	36,327	36,628	35,483	35,480
Depreciation and amortization	29,131	56,979	29,689	60,053	35,221	54,189
Total operating expenses	533,212	537,463	510,151	508,786	479,448	475,653
Operating income	23,482	30,786	13,341	19,832	10,890	15,909
Interest expense	1,765	8,210	2,416	10,127	3,589	9,095
Income before income taxes	26,565	27,424	10,931	9,711	7,563	7,076
Provision for income taxes	11,833	12,162	6,251	5,785	5,007	4,820
Net income	14,732	15,262	4,680	3,926	2,556	2,256
Diluted earnings per share	$0.65	$0.67	$0.21	$0.18	$0.12	$0.10
Basic earnings per share	$0.67	$0.69	$0.21	$0.18	$0.12	$0.10

Consolidated Statements of Cash Flows:
Net income	$14,732	$15,262	$4,680	$3,926	$2,556	$2,256
Depreciation and amortization expense	30,455	58,304	29,180	59,543	35,242	54,210
Deferred income taxes	(1,382)	(1,053)	(1,047)	(1,514)	2,923	2,736
Net cash provided by operating activities	41,377	70,084	47,037	76,180	52,733	71,215
Purchase of property and equipment	(57,018)	(32,152)	(51,091)	(39,429)	(28,636)	(12,925)
Net cash provided by (used in) investing activities	(4,329)	20,537	(13,170)	(698)	(79)	15,632
Payments of capital lease obligations	(33,117)	(86,690)	(6,792)	(48,409)	(6,567)	(40,760)
Net cash used in financing activities	(32,976)	(86,549)	(13,392)	(55,008)	(53,515)	(87,708)
Interest paid in cash during the period	1,775	8,219	2,468	10,178	3,689	9,196
Lease obligation incurred in the purchase of equipment	---	30,289	---	31,470	---	108,079

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011, 2010 and 2009

(2)	PROPERTY, EQUIPMENT, AND LEASES

Property and equipment consists of the following (in thousands):

	2011 (Restated)	2010 (Restated)
Revenue equipment owned	$184,206	$144,011
Revenue equipment under capital leases	208,901	276,042
Furniture and office equipment	5,063	4,302
Land and buildings	16,207	16,821
Service equipment	587	743
Leasehold improvements	3,734	3,387
	$418,698	$445,306

Included in accumulated depreciation was $62.1 million and $63.6 million in 2011 and 2010, respectively, related to revenue equipment under capital leases. Depreciation and amortization expense relating to property and equipment owned and revenue equipment under capital leases, including gains (losses) on disposition of equipment, was $57.0 million in 2011, $60.1 million in 2010, and $54.2 million in 2009.

(3)	LEASE OBLIGATIONS AND LONG-TERM DEBT

Lease Obligations

The Company leases certain revenue and service equipment under long-term lease agreements, payable in monthly installments.

Equipment obtained under a capital lease is reflected on the Company's balance sheet as owned and the related lease bears interest at rates ranging from 2.2% to 6.9% per annum, maturing at various dates through 2018.

Assets held under operating leases are not recorded on the Company's balance sheet. The Company leases revenue and service equipment under noncancellable operating leases expiring at various dates through August 2013.

The Company leases warehouse and office space under noncancellable operating leases expiring at various dates through August 2013. Certain real estate leases contain renewal options.

Total rental expense under operating leases was as follows for 2011, 2010, and 2009 (in thousands):

	2011	2010	2009
	(Restated)	(Restated)	(Restated)
Revenue and service equipment	$1,559	$3,694	$6,377
Office facilities and terminals	3,054	3,049	3,025
	$4,613	$6,743	$9,402

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011, 2010 and 2009

Future minimum lease payments relating to capital leases and to operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

	Capital Leases	Operating Leases
Year ended June 30,	(Restated)	(Restated)
2012	$79,682	$14,955
2013	33,617	635
2014	9,960	1,213
2015	14,947	---
2016	4,300	---
Thereafter	14,135	---
Total minimum lease payments	$156,641	$16,803
Less amounts representing interest	8,938
Present value of minimum lease payments	$147,703
Less current maturities	75,521
Non-current portion	$72,182

The Company is obligated for lease residual value guarantees of $4.0 million, with $2.8 million due in fiscal 2012. The guarantees are included in the future minimum lease payments above. To the extent the expected value at lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term.

Long-Term Debt

The Company's outstanding borrowings excluding capital leases set forth above consist of the following at June 30 (in thousands):

	2011	2010
Outstanding amounts under Credit Agreement	---	$	---
Other borrowings	---		380
	---		380
Less current maturities	---		336
Non-current portion	---		$44

Lines of Credit

On September 26, 2005, Celadon Group, Inc., Celadon Trucking Services, Inc., and TruckersB2B entered into an unsecured Credit Agreement (the "Credit Agreement") with Bank of America, N.A., as administrative agent, and Bank of America, N.A., Fifth Third Bank (Central Indiana), and JPMorgan Chase Bank, N.A., as lenders. The Credit Agreement was amended on December 23, 2005, by the First Amendment to Credit Agreement, pursuant to which Celadon Logistics Services, Inc. was added as a borrower to the Credit Agreement.  The Credit Agreement was also amended on June 30, 2007 and January 22, 2008 by the Second Amendment to Credit Agreement and Third Amendment to Credit Agreement, respectively.  On August 11, 2009, the Credit Agreement was amended and restated (the "Amendment").  Pursuant to the Amendment, (i) the maximum available borrowing limit under the Credit Agreement was reduced from a $70 million unsecured line to a $40 million secured line and (ii) certain financial covenants were adjusted as follows: Minimum Fixed Charge ratio to a minimum of .90, Maximum Lease-Adjusted Total Debt to EBITDAR (which is earnings before interest, taxes, depreciation, amortization, and rent) ratio up to 3.25 to 1, Minimum Tangible Net Worth to $100 million, and the Minimum Asset Coverage ratio to be no less than 1.25 to 1.  The Restatement and the financial covenants included therein were in effect starting June 30, 2009, at which time we were in compliance with the restated covenants. The Credit Agreement, by the Amendment, with a maturity of January 23, 2013.  The Credit Agreement was intended to provide for working capital needs and general corporate purposes.  Borrowings under the Credit Agreement were based, at the option of the Company, on a base rate equal to the greater of the federal funds rate plus an applicable margin between 0.75% and 1.50% and the administrative agent's prime rate or LIBOR plus an applicable margin between 2.25% and 3.00% that was adjusted quarterly based on cash flow coverage.  The Credit Agreement was guaranteed by Celadon E-Commerce, Inc., Celadon Canada, Inc., and Jaguar, each of which is a subsidiary of the Company.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011, 2010 and 2009

The Credit Agreement, by the Amendment, had a maximum revolving borrowing limit of $40.0 million.  Letters of credit were limited to an aggregate commitment of $15.0 million and a swing line facility with a limit of $3.0 million.  A commitment fee that was adjusted quarterly between 0.375% and 0.500% per annum based on cash flow coverage was due on the daily unused portion of the Credit Agreement.  The Credit Agreement contained certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, mergers, consolidations, acquisitions and dispositions, and total indebtedness.  At June 30, 2010, none of our credit facility was utilized as outstanding borrowings and $0.2 million was utilized for standby letters of credit. Our effective interest rate at June 30, 2010 was 4.75%.

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

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011, 2010 and 2009

(7)	EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators used in computing earnings per share (in thousands):

	2011	2010	2009
	(Restated)	(Restated)	(Restated)

Net income	$15,262	$3,926	$2,256
Basic earnings per share:
Weighted - average number of common shares outstanding	22,099	21,888	21,727
Basic earnings per share	$0.69	$0.18	$0.10
Diluted earnings per share:
Weighted - average number of common shares outstanding	22,099	21,888	21,727
Effect of stock options and other incremental shares	533	474	407
Weighted-average number of common shares outstanding – diluted	22,632	22,362	22,134
Diluted earnings per share	$0.67	$0.18	$0.10

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

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011, 2010 and 2009

(9)	INCOME TAXES

The income tax provision for operations in 2011, 2010, and 2009 consisted of the following (in thousands):

	2011	2010	2009
	(Restated)	(Restated)	(Restated)
Current:
Federal	$10,612	$6,843	$753
State and local	1,628	1,107	328
Foreign	1,292	114	(25)
Total Current	13,532	8,064	1,056
Deferred:
Federal	(1,036)	(1,901)	3,274
State and local	(160)	(203	380
Foreign	(174)	(175)	110
Total Deferred	(1,370)	(2,279)	3,764
Total	$12,162	$5,785	$4,820

No benefit or expense has been recognized for U.S. federal income taxes on undistributed losses of foreign subsidiaries of approximately $0.1 million, $1.6 million, and $0.6 million at June 30, 2011, 2010, and 2009, respectively, this exception is consistent with ASC 740-30-50-2.

The Company's income tax expense varies from the statutory federal tax rate of 35% applied to income before income taxes as follows (in thousands):

	2011	2010	2009
	(Restated)	(Restated)	(Restated)

Computed "expected" income tax expense	$9,599	$3,400	$2,476
State taxes, net of federal benefit	964	569	456
Non-deductible expenses	1,169	1,278	1,535
Other, net	430	538	353
Actual income tax expense	$12,162	$5,785	$4,820

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2011 and 2010 consisted of the following (in thousands):

	2011	2010
Deferred tax assets:	Restated)	Restated)
Deferred equity compensation	$2,430	$2,271
Insurance reserves	5,069	4,151
Other	5,986	4,040
Total deferred tax assets	$13,485	$10,462

Deferred tax liabilities:
Property and equipment	$(32,908)	$(31,254)
Goodwill	(4,651)	(4,201)
Capital leases	---	(2,193)
Other	(3,402)	(1,311)
Total deferred tax liabilities	$(40,961)	$(38,959)

Net current deferred tax assets	$3,940	$3,593
Net non-current deferred tax liabilities	(31,416)	(32,090)
Total net deferred tax liabilities	$(27,476)	$(28,497)

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

	Fiscal Year Ended
	June 30,
	(Dollars in thousands)
	2011	2010	2009
	(Restated)	(Restated)	(Restated)

Total revenues
Asset-based	$527,586	$491,438	$459,655
Asset-light	40,663	37,180	31,907
	568,249	528,618	491,562
Operating income
Asset-based	27,615	16,987	13,164
Asset-light	3,171	2,845	2,745
	30,786	19,832	15,909
Depreciation and amortization
Asset-based	56,971	60,041	54,173
Asset-light	8	12	16
	56,979	60,053	54,189
Interest income
Asset-based	(63)	(73)	(35)

Interest expense
Asset-based	8,210	10,127	9,095

Income before taxes
Asset-based	19,849	6,866	4,331
Asset-light	7,575	2,845	2,745
	27,424	9,711	7,076
Goodwill
Asset-based	15,334	16,702	16,702
Asset-light	1,368	2,435	2,435
	16,702	19,137	19,137
Total assets
Asset-based	411,167	435,438	433,865
Asset-light	5,499	14,044	10,923
	416,666	449,482	444,788

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011, 2010 and 2009

Information as to the Company's operations by geographic area is summarized below (in thousands). The Company allocates total revenue based on the country of origin of the tractor hauling the freight.

	2011	2010	2009
	(Restated)	(Restated)	(Restated)
Total revenue:
United States	$496,353	$462,948	$430,642
Canada	41,943	38,974	35,414
Mexico	29,953	26,696	25,506
Total	$568,249	$528,618	$491,562

Long lived assets:
United States	$274,868	$323,399	$343,182
Canada	12,957	10,624	9,997
Mexico	13,508	9,816	10,051
Total	$301,333	$343,839	$363,230

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

(13)           DISPOSITION OF MAJORITY INTEREST IN SUBSIDIARY

In February 2011, the Company entered into a joint venture, whereby the Company sold a 65% majority interest, in its TruckersB2B subsidiary to an unrelated third party.  TruckersB2B will continue normal daily operations with an expanding sales and marketing team to develop growth.  TruckersB2B is controlled by a five person executive committee, of which the Company has two committee seats.  In conjunction with the transaction, the Company recognized a pre-tax gain of $4.1 million and de-consolidated the subsidiary, including $2.4 million of goodwill, which reduced the carrying balance of goodwill to $16.7 million.  Approximately $2.6 million of the gain related to the fair market valuation of the Company's continuing 35% ownership.

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

(15)           SELECTED QUARTERLY DATA (Unaudited)

Summarized quarterly data for fiscal 2011 and 2010 follows (in thousands except per share amounts):

	Fiscal Year 2011
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(Restated)	(Restated)	(Restated)	(Restated)

Total revenues	$142,518	$135,783	$138,765	$151,183
Operating expenses	132,688	128,013	136,370	140,392

Operating income	9,830	7,770	2,395	10,791
Other expense, net	2,176	2,172	(2,374)	1,388

Income before taxes	7,654	5,598	4,769	9,403
Income tax expense	3,262	2,472	2,503	3,925

Net income	$4,392	$3,126	$2,266	$5,478

Basic income per share	$0.20	$0.14	$0.10	$0.25
Diluted income per share	$0.19	$0.14	$0.10	$0.24

	Fiscal Year 2010
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(Restated)	(Restated)	(Restated)	(Restated)

Total revenues	$128,581	$128,422	$130,775	$140,840
Operating expenses	124,276	124,209	126,877	133,424

Operating income	4,305	4,213	3,898	7,416
Other expense, net	2,713	2,489	2,544	2,375

Income before taxes	1,592	1,724	1,354	5,041
Income tax expense	1,269	1,052	1,091	2,373

Net income	$323	$672	$263	2,668

Basic income per share	$0.02	$0.03	$0.01	$0.12
Diluted income per share	$0.02	$0.03	$0.01	$0.12

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

Restatement of Previously Issued Financial Statements

During the third quarter of fiscal 2012, the Company discovered that under ASC 840-10-25-14 some leases would need to be classified as capital leases, because of certain non-performance-related default provisions. Management initiated a review of the Company’s equipment lease accounting and determined that its previous method of accounting for certain equipment leases as operating leases was not in accordance with U.S. generally accepted accounting principles (GAAP). As a result, the Company has restated its consolidated balance sheets as of June 30, 2011 and 2010, and the related consolidated statements of operations, cash flows, and stockholders’ equity, for each of the years in the three-year period ended June 30, 2011, included in the Company’s June 30, 2011 Annual Report on Form 10-K/A and the consolidated interim financial statements included in the Company’s Forms 10-Q/A as of and for the quarter and year-to-date periods ended December 31, 2011; and September 30, 2011; and related 2010 comparative prior quarter and year-to-date periods included in those Forms 10-Q/A.

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

Prior to the filing of our original Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (our Original Filing), our management, under the supervision and with the participation of our Certifying Officers, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (the Evaluation) as of the last day of the period covered by our Original Filing.

Based upon that Evaluation, our Certifying Officers had concluded that our disclosure controls and procedures were effective at a reasonable level of assurance. Subsequently, during the third quarter of fiscal year 2012, we concluded that our previously established equipment lease accounting practices were not in accordance with GAAP. Correspondingly, as described above, management has restated its consolidated balance sheets as of June 30, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2011 included in the Company’s June 30, 2011 Annual Report on Form 10-K and the consolidated interim financial statements included in the Company’s Forms 10-Q as of and for the quarter and year to date periods ended December 31, 2011, and September 30, 2011, and related 2010 comparative prior quarter and year to date periods included in those Form 10-Q’s. The restatement is the result of the material weakness as described in Management’s Report on Internal Control Over Financial Reporting. As a result of the material weakness, our Certifying Officers have now concluded that our disclosure controls and procedures were not effective as of June 30, 2011.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Prior to the filing of our original Annual Report on Form 10-K for the fiscal year ended June 30, 2011, our management assessed the effectiveness of our internal control over financial reporting as of the last day of the period covered by the report. In making this assessment management used the criteria set forth by COSO in Internal Control—Integrated Framework. Based on this assessment, our management had concluded that as of June 30, 2011, our internal control over financial reporting was effective based on those criteria. Subsequently, during the third quarter of fiscal year 2012, we identified a material weakness in our internal control over financial reporting as of June 30, 2011. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As stated above, we identified a material weakness in our controls over the accounting for leases. The Company’s controls to evaluate leases for capital lease or operating lease classification were not designed to consider all of the relevant lease accounting literature applicable to lease classification, including nonperformance related default provisions as described in ASC 840-10-25-14. This material weakness resulted in a restatement of our previously issued financial statements more fully described in Note 1 to the consolidated financial statements set forth herein. Based on our assessment, management now concludes that, as of June 30, 2011, our internal control over financial reporting was not effective.

The effectiveness of our internal control over financial reporting as of June 30, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report.  See "Financial Statements and Supplementary Data" under Item 8 of this Annual Report on Form 10-K/A for KPMG LLP's attestation report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of the Material Weakness

To remediate the material weakness in the Company’s internal control over financial reporting, the Company subsequently implemented additional review procedures over the lease default provisions affecting lease accounting practices.

The Company’s remediation plan has been implemented; however, the above material weakness will not be considered remediated until the additional review procedures over lease default provisions have been operating effectively for an adequate period of time. Management will consider the status of this remedial effort when assessing the effectiveness of the Company’s internal control over financial reporting and other disclosure controls and procedures in future reporting periods. While management believes that the remedial efforts will resolve the identified material weakness, there is no assurance that management’s remedial efforts conducted to date will be sufficient or that additional remedial actions will not be necessary.

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

PART III

Certain information required to be set forth in Part III of this report is incorporated by reference to our definitive Proxy Statement which will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K/A. Only those sections of the definitive Proxy Statement which specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report included in the definitive Proxy Statement.

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

21	Subsidiaries. (Incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K filed with the SEC on September 2, 2011.)
23.1	Consent of Independent Registered Public Accounting Firm - KPMG LLP. #
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer. #
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by William E. Meek, the Company's Principal Financial Officer. #
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer. #
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by William E. Meek, the Company's Principal Financial Officer. #

__________________________
*	Management contract or compensatory plan or arrangement.
#	Filed herewith.

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

Signature	Title	Date

/s/ Stephen Russell	Chairman of the Board and	May 17, 2012
Stephen Russell	Chief Executive Officer (Principal Executive Officer)

/s/ Paul A. Will	Vice Chairman of the Board, President, and	May 17, 2012
Paul A. Will	Chief Operating Officer

/s/ William E. Meek	Executive Vice President, Chief Financial Officer, and Treasurer	May 17, 2012
William E. Meek

/s/ Bart Middleton	Principal Accounting Officer and Vice President	May 17, 2012
Bart Middleton

/s/ Michael Miller	Director	May 17, 2012
Michael Miller

May 17, 2012
/s/ Anthony Heyworth	Director
Anthony Heyworth

May 17, 2012
/s/ Catherine Langham	Director
Catherine Langham

EXHIBIT INDEX
Exhibit Number	Description
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

21	Subsidiaries. Incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K filed with the SEC on September 2, 2011.)
23.1	Consent of Independent Registered Public Accounting Firm - KPMG LLP. #
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer. #
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by William E. Meek, the Company's Principal Financial Officer. #
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer. #
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by William E. Meek, the Company's Principal Financial Officer. #
_________________________
*	Management contract or compensatory plan or arrangement.
#	Filed herewith.