Form 10-Q/A
period 2011-09-30
CELADON GROUP INC
filed 2012-05-25
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q/A
Amendment No. 1

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

CELADON GROUP, INC.

Index to

September 30, 2011 Form 10-Q/A

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (Amendment No. 1) amends the Quarterly Report on Form 10-Q of Celadon Group, Inc. (the Company) for the quarterly period ended September 30, 2011, as originally filed with the Securities and Exchange Commission (SEC) on November 4, 2011 (Original Filing). This Form 10-Q/A amends the Original Filing to change the classification of most of the Company’s revenue equipment leases from operating leases to capital leases. Further explanation regarding such change is set forth in Note 2 to the consolidated financial statements contained in this Amendment No. 1. This Amendment No. 1 amends and restates the Original Filing in its entirety. Revisions to the Original Filing have been made to the following sections:

•	Item 1 – Financial Statements
•	Item 1A – Risk Factors
•	Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Item 4 – Controls and Procedures

In addition, the Company’s principal executive officer and principal financial officer have provided certifications in connection with this Amendment No. 1 (Exhibits 31.1, 31.2, 32.1, and 32.2).

Except as described above, no other amendments have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained herein to reflect events that have occurred since the date of the Original Filing. Notwithstanding the foregoing, the modifications made herein resulted from the appropriate GAAP interpretation of the maximum amount the Company could be required to pay as described in ASC 840-10-25-14, in the event of a non-performance-related default under the Company’s leases. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

Table of Contentes

PART I.                 FINANCIAL INFORMATION

Item I.                 Financial Statements

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Dollars and shares in thousands except per share amounts)
(Unaudited)

	Three months ended
	September 30,
	2011	2010
	(Restated)	(Restated)
REVENUE:
Freight Revenue	$114,778	$121,699
Fuel surcharge revenue	29,182	20,819
Total revenue	143,960	142,518

OPERATING EXPENSES:
Salaries, wages, and employee benefits	37,561	38,127
Fuel	38,466	32,271
Purchased transportation	27,133	25,875
Revenue equipment rentals	973	330
Operations and maintenance	9,802	10,094
Insurance and claims	3,042	4,125
Depreciation and amortization	11,532	15,226
Cost of products and services sold	---	1,398
Communications and utilities	905	1,108
Operating taxes and licenses	2,509	2,393
General and other operating	1,629	1,741
Total operating expenses	133,552	132,688

Operating Income	10,408	9,830

Interest expense	1,382	2,259
Interest income	(8)	(16)
Other income	(286)	(67)
Income before income taxes	9,320	7,654
Income tax expense	3,862	3,262
Net income	$5,458	$4,392

Income per common share:
Diluted	$0.24	$0.19
Basic	$0.25	$0.20

Diluted weighted average shares outstanding	22,667	22,556
Basic weighted average shares outstanding	22,218	22,056

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contentes

CELADON GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2011 and June 30, 2011
(Dollars in thousands except par value and share amounts)

	(unaudited)
	September 30,	June 30,
ASSETS	2011	2011
	(Restated)	(Restated)
Current assets:
Cash and cash equivalents	$516	$25,673
Trade receivables, net of allowance for doubtful accounts of $1,095 and $1,045 at September 30, 2011 and June 30, 2011, respectively	64,091	64,723
Prepaid expenses and other current assets	17,594	14,403
Tires in service	7,027	6,594
Deferred income taxes	4,106	3,940
Total current assets	93,334	115,333
Property and equipment	431,182	418,698
Less accumulated depreciation and amortization	135,005	141,584
Net property and equipment	296,177	277,114
Tires in service	3,295	2,914
Goodwill	16,702	16,702
Investment in unconsolidated companies	2,998	2,902
Other assets	6,471	1,701
Total assets	$418,977	$416,666

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$5,886	$10,475
Accrued salaries and benefits	10,796	13,192
Accrued insurance and claims	13,129	13,360
Accrued fuel expense	10,279	11,113
Other accrued expenses	18,055	15,729
Current maturities of capital lease obligations	67,958	75,521
Income taxes payable	4,833	1,778
Total current liabilities	130,936	141,168
Long-term debt	4,733	---
Capital lease obligations, net of current maturities	79,434	72,182
Deferred income taxes	30,700	31,416
Stockholders' equity:
Common stock, $0.033 par value, authorized 40,000,000 shares; issued and outstanding 23,833,836 and 23,886,601 shares at September 30, 2011 and June 30, 2011, respectively	786	788
Treasury stock at cost; 1,295,975 and 1,364,364 shares at September 30, 2011 and June 30, 2011, respectively	(8,937)	(9,408)
Additional paid-in capital	100,094	99,906
Retained earnings	86,579	81,566
Accumulated other comprehensive loss	(5,348)	(952)
Total stockholders' equity	173,174	171,900
Total liabilities and stockholders' equity	$418,977	$416,666

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contentes

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended
	September 30,
	2011	2010
	(Restated)	(Restated)
Cash flows from operating activities:
Net income	$5,458	$4,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,682	15,188
(Gain)\Loss on sale of equipment	(1,289)	25
Stock based compensation	(108)	557
Deferred income taxes	(856)	(473)
Provision for doubtful accounts	10	95
Changes in assets and liabilities:
Trade receivables	371	977
Income taxes	2,938	1,763
Tires in service	(831)	(1,047)
Prepaid expenses and other current assets	(4,346)	(6,241)
Other assets	(639)	(104)
Accounts payable and accrued expenses	(5,131)	1,338
Net cash provided by operating activities	8,259	16,470

Cash flows from investing activities:
Purchase of property and equipment	(27,942)	(10,094)
Proceeds on sale of property and equipment	15,163	8,170
Purchase of available for sale securities	(4,390)	---
Net cash used in investing activities	(17,169)	(1,924)

Cash flows from financing activities:
Borrowings (Payments) on long-term debt	4,733	(122)
Principal payments under capital lease obligations	(20,350)	(21,615)
Proceeds from issuance of common stock	34	90
Net cash used in financing activities	(15,583)	(21,647)
Effect of exchange rates on cash and cash equivalents	(664)	(806)
Decrease in cash and cash equivalents	(25,157)	(7,907)
Cash and cash equivalents at beginning of period	25,673	18,844
Cash and cash equivalents at end of period	$516	$10,937
Supplemental disclosure of cash flow information:
Interest paid	$1,382	$2,295
Income taxes paid	$1,727	$1,917
Change in dividends payable	$445	---
Lease obligation incurred in the purchase of equipment	$20,228	$5,060

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contentes

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

1.           Basis of Presentation

References in this Report on Form 10-Q/A to "we," "us," "our," "Celadon," or the "Company" or similar terms refer to Celadon Group, Inc. and its consolidated subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated unaudited financial statements of Celadon Group, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America and Regulation S-X, instructions to Form 10-Q, and other relevant rules and regulations of the Securities and Exchange Commission (the "SEC"), as applicable to the preparation and presentation of interim financial information. Certain information and footnote disclosures have been omitted or condensed pursuant to such rules and regulations. We believe all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations in interim periods are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended June 30, 2011.

The preparation of the financial statements in conformity with United States generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

2.           Restatement ‒ Accounting for Leases

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

The restatement also impacted opening stockholders equity and  the classification of cash flows from operating, investing and financing activities; however, there was no impact on the net increase or decrease in cash and cash equivalents reported in the consolidated statements of cash flows.

Table of Contentes
CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

The adjustment to net income for the three months ended September 30, 2011 and 2010, is summarized below (amounts in thousands):

	For the three months ended September 30,
	2011	2010
Net income as previously reported:	$5,372	$4,421
Freight revenue	2,481	2,229
Revenue equipment rentals	4,937	7,123
Operations and maintenance	---	96
Depreciation and amortization	(5,938)	7,699
Interest expense	(1,340)	(1,796)
Tax effect on restatement adjustment	(54)	18
Net income, as restated	$5,458	$4,392

The impact of the restatement on the consolidated financial statements is summarized below (amounts in thousands except per share amounts):

	30-Sep-11		30-Jun-11
Consolidated Balance Sheets	As Previously Reported	As Restated	As Previously Reported	As Restated
Property and equipment	$230,558	$431,182	$213,222	$418,698
Less accumulated depreciation and amortization	78,781	135,005	80,592	141,584
Net property and equipment	151,777	296,177	132,630	277,114
Total assets	274,577	418,977	272,182	416,666

Current maturities of capital lease obligations	358	67,958	354	75,521
Total current liabilities	63,336	130,936	66,001	141,168
Capital lease obligations, net of current maturities	1,648	79,434	1,740	72,182
Deferred income taxes	30,971	30,700	31,740	31,416
Retained earnings	87,294	86,579	82,367	81,566
Total stockholders' equity	173,889	173,174	172,701	171,900
Total liabilities and stockholders' equity	274,577	418,977	272,182	416,666

Table of Contentes
CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

	Three months ended September 30,		Three months ended September 30,
	2011		2010
Consolidated Statements of Income	As		As
	Previously Reported	As Restated	Previously Reported	As Restated
Freight revenue	$112,297	$114,778	$119,470	$121,699
Total revenue	141,479	143,960	140,289	142,518
Revenue equipment rentals	5,910	973	7,453	330
Operations and maintenance	9,802	9,802	10,190	10,094
Depreciation and amortization	5,594	11,532	7,527	15,226
Total operating expenses	132,551	133,552	132,208	132,688
Operating income	8,928	10,408	8,081	9,830
Interest expense	42	1,382	463	2,259
Income before income taxes	9,180	9,320	7,701	7,654
Provision for income taxes	3,808	3,862	3,280	3,262
Net income	$5,372	$5,458	$4,421	$4,392
Diluted income per common share	$0.24	$0.24	$0.20	$0.19
Basic income per common share	$0.24	$0.25	$0.20	$0.20

	Three months ended September 30,		Three months ended September 30,
	2011		2010
Consolidated Statements of Cash Flows	As		As
	Previously Reported	As Restated	Previously Reported	As Restated
Net income	$5,372	$5,458	$4,421	$4,392
Depreciation and amortization expense	6,744	12,682	7,529	15,188
Deferred income taxes	(909)	(856)	(491)	(473)
Net cash provided by operating activities	2,630	8,259	8,822	16,470
Purchase of property and equipment	(42,128)	(27,942)	(16,285)	(10,094)
Net cash used in investing activities	(31,803)	(17,169)	(8,115)	(1,924)
Principal payments under capital lease obligations	(87)	(20,350)	(7,776)	(21,615)
Net cash provided by (used in) financing activities	4,680	(15,583)	(7,808)	(21,647)
Interest paid in cash during the period	42	1,382	499	2,295
Lease obligation incurred in the purchase of equipment	---	20,228	---	5,060

Table of Contentes
CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

3.           Earnings Per Share (in thousands, except per share data)

       A reconciliation of the basic and diluted earnings per share is as follows:

	Three months ended
	September 30,
	2011	2010
	(Restated)	(Restated)
Weighted average common shares outstanding – basic	22,218	22,056
Dilutive effect of stock options and unvested restricted stock units	459	500
Weighted Average common shares outstanding – diluted	22,677	22,556

Net income	$5,458	$4,392
Earnings per common share
Basic	$0.25	$0.20
Diluted	$0.24	$0.19

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

Table of Contentes
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

Table of Contentes
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

	Operating Revenues
	Three Months Ended
	September 30,
	2011	2010
	(Restated)	(Restated)
Asset Based	$133,959	131,690
Asset-light Based	10,001	10,828
Total	$143,960	$142,518

	Operating Income
	Three Months Ended
	September 30,
	2011	2010
	(Restated)	(Restated)
Asset Based	$9,756	$9,018
Asset-light Based	652	812
Total	$10,408	$9,830

Information as to the Company's operating revenue by geographic area is summarized below. The Company allocates operating revenue based on country of origin of the tractor hauling the freight:

	Operating Revenue
	Three Months Ended
	September 30,
	2011	2010
	(Restated)	(Restated)
United States	$124,694	$125,327
Canada	$11,077	$10,161
Mexico	$8,189	$7,030
Consolidated	$143,960	$142,518

Table of Contentes
CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

6.           Comprehensive Income

Comprehensive income includes net income and changes in fair value on foreign currency and fuel derivatives, which qualified for hedge accounting, foreign currency translation adjustments, and changes in fair value of available for sale securities. A reconciliation of net income and comprehensive income follows (in thousands):

	Three months ended
	September 30,
	2011	2010
	(Restated)	(Restated)
Net income	$5,458	$4,392
Unrealized gain (loss) on fuel derivative instruments	(649)	860
Unrealized gain (loss) on currency derivative instruments	(437)	306
Unrealized gain on available for sale securities	280	---
Foreign currency translation adjustments	(3,590)	543

Comprehensive income	$1,062	$6,101

7.           Income Taxes

Our effective income tax rate was 41.4% for the three-month period ended September 30, 2011, compared with 42.6% for the three-month period ended September 30, 2010. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, nontaxable and nondeductible items of income and expense and the ultimate outcome of tax audits.

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

9.           Lease Obligations

The Company leases certain revenue and service equipment under long-term lease agreements, payable in monthly installments.

Equipment obtained under a capital lease is reflected on the Company's balance sheet as owned and the related leases mature at various dates through 2018.

Assets held under operating leases are not recorded on the Company's balance sheet. The Company leases revenue and service equipment under noncancellable operating leases expiring at various dates through August 2018.

Table of Contentes
CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Future minimum lease payments relating to capital leases and to operating leases as of September 30, 2011 (in thousands):

	Capital Leases (Restated)	Operating Leases (Restated)
2013	$71,746	$2,847
2014	27,998	5,199
2015	15,270	1,155
2016	15,313	1,147
2017	5,222	1,147
Thereafter	21,082	6,675
Total minimum lease payments	156,631	$18,170
Less amounts representing interest	9,239
Present value of minimum lease payments	147,392
Less current maturities	67,958
Non-current portion	$79,434

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

Table of Contentes
CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities (in thousands) that are required to be measured at fair value as of September 30, 2011 and June 30, 2011.

			Level 1		Level 2		Level 3
	Balance	Balance	Balance	Balance	Balance	Balance	Balance	Balance
	at	at	at	at	at	at	at	at
	September 30,	June 30,	September 30,	June 30,	September 30,	June 30,	September 30,	June 30,
	2011	2011	2011	2011	2011	2011	2011	2011

Foreign currency derivatives	$(332)	$105	$ ---	$ ---	$(332)	$105	$ ---	$ ---

Fuel derivatives	(262)	387	---	---	(262)	387	---	---

Available for Sale Securities	4,670	---	4,670	---	---	---	---	---

11.           Dividend

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

Table of Contentes
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

13.           Disposition of Majority Interest in Subsidiary

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

14.             Marketable Equity Securities

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

15.           Recent Accounting Pronouncements

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

Table of Contentes
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

Table of Contentes

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

All such forward-looking statements speak only as of the date of this Form 10-Q/A.  You are cautioned not to place undue reliance on such forward-looking statements.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in the events, conditions, or circumstances on which any such statement is based.

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

Recent Results of Operations

Our results of operations for the quarter ended September 30, 2011, compared to the same period in 2010 are:

•	Freight revenue decreased 5.7% to $114.8 million from $121.7 million;
•	Net income increased 25.0% to $5.5 million from $4.4 million; and
•	Net income per diluted share increased 26.3% to $0.24 from $0.19.

In the September 2011 quarter, average revenue per seated tractor per week was flat and average miles per seated tractor declined 2.8% from the September 2010 quarter. Average revenue per total mile increased 3.1% and average revenue per loaded mile increased 3.7% from the September 2010 quarter. We believe that we are making progress improving our freight mix and contract pricing.

Table of Contentes

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

Restatement

In April 2012, we determined that substantially all of our operating leases should be recorded as capitalized leases.  This determination resulted from a recent accounting interpretation concerning customary lease provisions where the default terms are not objectively quantifiable and the remedies could result in the operating lease criteria not being satisfied.  The result of this accounting change on our balance sheet at March 31, 2012, was to record approximately $191.4 million in net property and equipment as assets, and approximately $192.5 million in capitalized lease obligations as liabilities, with an immaterial effect on total stockholders' equity.  This accounting change did not result in a material change to our historical or expected pre-tax earnings.  However, it did result in a significant increase in EBITDA as lease expense is reclassified into depreciation and interest.  All current and historical information in this Form 10-Q/A has been restated.  See Note 2 to our Condensed Consolidated Financial Statements for additional information.

Table of Contentes

Results of Operations

The following table sets forth the percentage relationship of expense items to freight revenue for the periods indicated:

	For the three months ended
	September 30,
	2011 (Restated)	2010 (Restated)
Freight revenue(1)	100.0%	100.0%

Operating expenses:
Salaries, wages, and employee benefits	32.7%	31.3%
Fuel(1)	8.1%	9.4%
Purchased transportation	23.7%	21.3%
Revenue equipment rentals	0.8%	0.3%
Operations and maintenance	8.5%	8.3%
Insurance and claims	2.7%	3.4%
Depreciation and amortization	10.0%	12.5%
Cost of products and services sold	---	1.1%
Communications and utilities	0.8%	0.9%
Operating taxes and licenses	2.2%	2.0%
General and other operating	1.4%	1.4%
Total operating expenses	90.9%	91.9%

Operating income	9.1%	8.1%

Other expense:
Interest expense	1.2%	1.8%
Other expense (income), net	(0.3%)	0.0%

Income before income taxes	8.2%	6.3%
Provision for income taxes	3.4%	2.7%

Net income	4.8%	3.6%

(1)
Freight revenue is total revenue less fuel surcharges. In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense. Fuel surcharges were $29.2 million and $20.8 million for the first quarter of fiscal 2012 and 2011, respectively.

Comparison of Three Months Ended September 30, 2011 to Three Months Ended September 30, 2010

Total revenue increased by $1.5 million, or 1.1%, to $144.0 million for the first quarter of fiscal 2012, from $142.5 million for the first quarter of fiscal 2011. Freight revenue decreased by $6.9 million, or 5.7%, to $114.8 million for the first quarter of fiscal 2012, from $121.7 million for the first quarter of fiscal 2011. This decrease was primarily attributable to a decrease in loaded miles to 59.0 million for the first quarter of fiscal 2012 from 65.3 million in the first quarter of fiscal 2011, offset by an increase to revenue per loaded mile to $1.526 for the first quarter of fiscal 2012 from $1.471 for the first quarter of fiscal 2011. Additionally, the decrease in revenue was also the result of a reduction in seated line-haul tractors offset by the rate increases we were able to implement over the last year and improving freight selection. This combination of factors resulted in a flat average revenue per tractor per week, which is our primary measure of asset productivity, of $2,971 in the first quarter of fiscal 2012, from $2,961 for the first quarter of fiscal 2011. The decrease in company tractors was primarily driven by difficulty recruiting drivers because of the tight driver market. We anticipate revenue to increase in the near term due to an anticipated increase in our seated line-haul tractors through the hiring of certain drivers from the acquisition of the dry van division of Frozen Food Express Industries, Inc.

Revenue for our asset-light segment decreased to $10.0 million in the first quarter of fiscal 2012 from $10.8 million in the first quarter of fiscal 2011.

Table of Contentes

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

Salaries, wages, and employee benefits were $37.6 million, or 32.7% of revenue, for the first quarter of fiscal 2012, compared to $38.1 million, or 31.3% of revenue, for the first quarter of fiscal 2011. The decrease in absolute dollars was the result of a decrease in driver payroll related to a decrease in company miles and a decrease in stock compensation related expenses, partially offset by increases in administrative wages and insurance benefits.

Fuel expenses, net of fuel surcharge revenue, decreased to $9.3 million, or 8.1% of revenue, for the first quarter of fiscal 2012, compared to $11.5 million, or 9.4% of revenue, for the first quarter of fiscal 2011. This decrease was primarily attributable to a decrease in gallons purchased due to lower total company miles offset by the average fuel price increasing to $3.46 per gallon in the first quarter of fiscal 2012, compared to $2.55 per gallon in the first quarter of fiscal 2011. We expect that our continued efforts to reduce idling, operate more fuel-efficient tractors, and aerodynamic trailer skirts will continue to have a positive impact on our miles per gallon; however, we expect this positive impact to be partially offset by lower fuel economy on EPA-mandated new engines and use of more costly ultra-low sulfur diesel fuel.

Purchased transportation increased to $27.1 million, or 23.7% of revenue, for the first quarter of fiscal 2012, from $25.9 million, or 21.3% of revenue, for the first quarter of fiscal 2011. These increases were primarily related to an increase in purchased transportation for our intermodal business, offset by a decrease in independent contractor miles to 11.6 million in the first quarter of fiscal 2012 compared to 13.1 million miles in the first quarter of fiscal 2011. Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile. We expect purchased transportation to increase as we continue to increase our purchased transportation for our brokerage and intermodal operations.

Operations and maintenance decreased to $9.8 million, or 8.5% of revenue, for the first quarter of fiscal 2012, from $10.1 million, or 8.3% of revenue, for the first quarter of fiscal 2011. Operations and maintenance consist of direct operating expense, maintenance, and tire expense. The dollar decrease in the first quarter of fiscal 2012 is primarily related to a decrease in costs associated with trailer maintenance as we have continued to reduce the age of our trailer fleet.  We expect our operations and maintenance expense to be similar to the current level going forward, subject to implementation of CSA 2010 that may impact these expenses.

Insurance and claims expense decreased to $3.0 million, or 2.7% of revenue, for the first quarter of fiscal 2012, from $4.1 million, or 3.4% of revenue, for the first quarter of fiscal 2011. Insurance consists of premiums for liability, physical damage, cargo damage, and workers' compensation insurance, in addition to claims expense. These decreases are primarily from decreases in workers' compensation claims expense and liability insurance claims. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume. Insurance and claims expense will vary based primarily on the frequency and severity of claims, the level of self-retention, and the premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment,  decreased to $11.5 million, or 10.0% of revenue, for the first quarter of fiscal 2012, compared to $15.2 million, or 12.5% of revenue, for the first quarter of fiscal 2011. These decreases were primarily attributable to decreased trailer depreciation, related to a net decrease of trailers in our owned fleet as compared to the first quarter of fiscal 2011 and a decrease in our depreciation for our capital leased tractors. This decrease included a gain on sale of equipment in the first quarter of fiscal 2012, which include expenses to prepare the equipment for sale.  Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of income in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases. We anticipate that we will dispose of substantially all of the equipment acquired from Frozen Food Express Industries, Inc. during the quarter ending December 31, 2011. We expect our depreciation and amortization to be increase going forward.

Table of Contentes

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses. Accordingly, we have not provided a detailed discussion of such expenses.

Income taxes increased to $3.9 million, with an effective tax rate of 41.4%, for the first quarter of fiscal 2012, from $3.3 million, with an effective tax rate of 42.6%, for the first quarter of fiscal 2011. As pre-tax net income increases, our non-deductible expenses, such as per diem expense, have a lesser impact on our effective rate.

Liquidity and Capital Resources

Trucking is a capital-intensive business. We require cash to fund our operating expenses (other than depreciation and amortization), to make capital expenditures and acquisitions, and to repay debt, including principal and interest payments. Other than ordinary operating expenses, we anticipate that capital expenditures for the acquisition of revenue equipment will constitute our primary cash requirement over the next twelve months. We frequently consider potential acquisitions, and if we were to consummate an acquisition, our cash requirements would increase and we may have to modify our expected financing sources for the purchase of tractors. Subject to any required lender approval, we may make acquisitions in the future. Our principal sources of liquidity are cash generated from operations, bank borrowings, capital and operating lease financing of revenue equipment, and proceeds from the sale of used revenue equipment. At September 30, 2011, our total balance sheet debt, including capital lease obligations and current maturities, was $152.1 million, compared to $147.7 million at June 30, 2011.

As of September 30, 2011, we had a capital commitment for revenue equipment of $63.8 million for delivery through fiscal 2012. These capital commitments are amounts before considering the proceeds of equipment dispositions. In fiscal 2012, we expect to purchase our new tractors and trailers with a combination of cash, capital leases and off-balance sheet operating leases.

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

Cash Flows

Net cash provided by operations for the three months ended September 30, 2011 was $8.3 million, compared to $16.5 million for the three months ended September 30, 2010. Cash provided by operations decreased due to a decrease in accounts payable and accrued expenses.

Table of Contentes

Net cash used in investing activities was $17.2 million for the three months ended September 30, 2011, compared to net cash used in investing activities of $1.9 million for the three months ended September 30, 2010. Cash used in investing activities includes the net cash effect of acquisitions and dispositions of property and revenue equipment during each period. Capital expenditures for property and equipment totaled $27.9 million for the three months ended September 30, 2011, and $10.0 million for the three months ended September 30, 2010. We generated proceeds from the sale of property and equipment of $15.2 million and $8.2 million for the three months ended September 30, 2011, and September 30, 2010, respectively. Cash used in the quarter also included $4.4 million for the purchase of available for sale securities.

Net cash used in financing activities was $15.6 million for the three months ended September 30, 2011, compared to $21.6 million for the three months ended September 30, 2010. The decrease in cash used for financing activities was due to an increase in borrowings on our line of credit offset by a reduction in principal payments of capital lease obligations. Financing activity represents borrowings (new borrowings, net of repayment) and payments of the principal component of capital lease obligations.

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

Contractual Obligations

As of September 30, 2011, our operating leases, capitalized leases, other debts, and future commitments have stated maturities or minimum annual payments as follows:

	Annual Cash Requirements
	As of September 30, 2011
	(in thousands)
	Payments Due by Period
		Less			More
		than	1-3	3-5	than
	Total	1 year	years	Years	5 years
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Operating leases	$10,241	$2,710	$3,107	$2,295	$2,129
Lease residual value guarantees	7,929	137	3,246	---	4,546
Capital leases(1)	156,631	71,746	43,268	20,535	21,082
Long-term debt(1)	4,780	35	4,745	---	---
Sub total	$179,581	$74,628	$54,366	$22,830	$27,757

Future Purchase of Revenue Equipment	$63,829	$4,702	$12,540	$21,198	$25,389
Employment and consulting agreements(2)	700	700	---	---	---
Standby letters of credit	438	438	---	---	---

Total	$244,548	$80,468	$66,906	$44,028	$53,146

(1)	Includes interest
(2)
The amounts reflected in the table do not include amounts that could become payable to our Chief Executive Officer and Chief Operating Officer under certain circumstances if their employment by the Company is terminated.

Table of Contentes

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for our revenue equipment. Our operating leases include some under which we do not guarantee the value of the asset at the end of the lease term ("walk-away leases") and some under which we do guarantee the value of the asset at the end of the lease term ("residual value"). Therefore, we are subject to the risk that equipment values may decline, in which case we would suffer a loss upon disposition and be required to make cash payments because of the residual value guarantees. We were obligated for residual value guarantees related to operating leases of $7.9 million at September 30, 2011, compared to $7.2 million at September 30, 2010. We believe that any residual payment obligations will be satisfied by the value of the related equipment at the end of the lease. To the extent the expected value at the lease termination date is lower than the residual value guarantee; we would accrue for the difference over the remaining lease term. We anticipate that going forward we will use a combination of cash generated from operations and capital leases to finance tractor and trailer purchases primarily.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America require that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes. Management bases it estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that affect, or could affect our financial statements materially and involve a significant level of judgment by management. The accounting policies we deem most critical to use include revenue recognition, allowance for doubtful accounts, depreciation, claims accrual, and accounting for income taxes. There have been no significant changes to our critical accounting policies and estimates during the three months ended September 30, 2011, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in our 2011 Annual Report on Form 10-K/A.

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

Table of Contentes

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

Item 4.                      Controls and Procedures

Restatement of Previously Issued Financial Statements

During the third quarter of fiscal 2012, the Company discovered that under ASC 840-10-25-14, some leases would need to be classified as capital leases, because of certain non-performance-related default provisions.  Management initiated a review of the Company’s equipment lease accounting and determined that its previous method of accounting for certain equipment leases as operating leases was not in accordance with U.S. generally accepted accounting principles (GAAP). As a result, the Company has restated its consolidated balance sheets as of June 30, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2011 and the consolidated interim financial statements included for the quarterly periods ended September 30, 2011 and 2010.

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

Prior to the filing of our Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2012, our management, under the supervision and with the participation of our Certifying Officers, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (the Evaluation) as of the last day of the period covered by such filing.

Table of Contentes

Based upon that Evaluation, our Certifying Officers concluded that our previously established equipment lease accounting practices were not in accordance with GAAP. Correspondingly, as described above, management has restated its consolidated balance sheets as of June 30, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2011 included in the Company’s June 30, 2011 Annual Report on Form 10-K and the consolidated interim financial statements included in the Company’s Form 10-Q as of and for the quarter ended September 30, 2011, and related  comparative prior quarter included in that Form 10-Q. The restatement is the result of the material weakness related to the Company’s control to evaluate leases for capital lease or operating lease classification which was not designed to consider all of the relevant lease accounting literature applicable to lease classification, including nonperformance related default provisions as described in ASC 840-10-25-14.  As a result of the material weakness, our Certifying Officers have now concluded that our disclosure controls and procedures were not effective as of September 30, 2011.

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

Table of Contentes

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

Item 1A.               Risk Factors

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Annual Report on Form 10-K/A for the year ended June 30, 2011, in the section entitled Item 1A. Risk Factors, describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.  In addition to the risk factors set forth in our Form 10-K/A, we believe that the following additional risk should be considered in evaluating our business and growth outlook:

We are required to maintain disclosure controls and procedures.  As of September 30, 2011, our disclosure controls and procedures were not effective due to a material weakness.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, concluded that, as of September 30, 2011, our disclosure controls and procedures were ineffective due to a material weakness in our internal control over financial reporting.  The material weakness arose because our previously established equipment lease accounting practices were not in accordance with GAAP.  As a result, we are required to restate certain of our financial statements.  Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud.  We cannot assure you that the measures we will take to remediate the material weakness will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the further restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price of our common stock.

Item 4.                 Mine Safety Disclosures – Not applicable

Table of Contentes

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
10.26
First Amendment to Credit Agreement dated August 29, 2011, among the Company, certain of its subsidiaries, Bank of America, N.A., and certain other lenders. (Incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2011, filed with the SEC on November 4, 2011.)

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

Table of Contentes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Celadon Group, Inc. (Registrant)

/s/ Stephen Russell
Stephen Russell
Chief Executive Officer

/s/ William E. Meek
William E. Meek
Executive Vice President, Chief Financial Officer and Treasurer

Date: May 24, 2012

Table of Contentes

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
10.26
First Amendment to Credit Agreement dated August 29, 2011, among the Company, certain of its subsidiaries, Bank of America, N.A., and certain other lenders. (Incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2011, filed with the SEC on November 4, 2011.)

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