Form 10-Q/A
period 2011-12-31
CELADON GROUP INC
filed 2012-05-25
CIK 865941

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

CELADON GROUP, INC.

Index to

December 31, 2011 Form 10-Q/A

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (Amendment No. 1) amends the Quarterly Report on Form 10-Q of Celadon Group, Inc. (the Company) for the quarterly period ended December 31, 2011, as originally filed with the Securities and Exchange Commission (SEC) on February 6, 2012 (Original Filing). This Form 10-Q/A amends the Original Filing to change the classification of most of the Company’s revenue equipment leases from operating leases to capital leases. Further explanation regarding such change is set forth in Note 2 to the consolidated financial statements contained in this Amendment No. 1. This Amendment No. 1 amends and restates the Original Filing in its entirety. Revisions to the Original Filing have been made to the following sections:

•	Item 1 – Financial Statements
•	Item 1A – Risk Factors
•	Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Item 4 – Controls and Procedures

In addition, the Company’s principal executive officer and principal financial officer have provided certifications in connection with this Amendment No. 1 (Exhibits 31.1, 31.2, and 32.1 and 32.2).

Except as described above, no other amendments have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the date of the Original Filing. Notwithstanding the foregoing, the modifications made herein resulted from the appropriate GAAP interpretation of the maximum amount the Company could be required to pay as described in ASC 840-10-25-14, in the event of a non-performance-related default under the Company’s r leases. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

PART I.                 FINANCIAL INFORMATION

Item I.                 Financial Statements

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Dollars and shares in thousands except per share amounts)
(Unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2011	2010	2011	2010
	(Restated)	(Restated)	(Restated)	(Restated)
REVENUE:
Freight revenue	$115,065	$114,205	$229,842	$235,905
Fuel surcharge revenue	29,135	21,578	58,317	42,397
Total revenue	144,200	135,783	288,159	278,302

OPERATING EXPENSES:
Salaries, wages, and employee benefits	37,562	37,574	75,122	75,701
Fuel	37,063	30,931	75,530	63,202
Purchased transportation	27,302	25,426	54,435	51,300
Revenue equipment rentals	933	39	1,906	369
Operations and maintenance	10,177	10,050	19,979	20,143
Insurance and claims	3,676	3,468	6,719	7,593
Depreciation and amortization	12,413	13,976	23,944	29,203
Cost of products and services sold	-	1,350	-	2,748
Communications and utilities	998	1,062	1,903	2,169
Operating taxes and licenses	2,595	2,432	5,104	4,825
General and other operating	1,668	1,705	3,297	3,449
Total operating expenses	134,387	128,013	267,939	260,702

Operating income	9,813	7,770	20,220	17,600

Interest expense	1,524	2,266	2,906	4,524
Interest income	(44)	(15)	(52)	(31)
Other income	(211)	(79)	(498)	(146)
Income before income taxes	8,544	5,598	17,864	13,253
Income tax expense	3,089	2,472	6,951	5,735
Net income	$5,455	$3,126	$10,913	$7,518

Income per common share:
Diluted	$0.24	$0.14	$0.48	$0.33
Basic	$0.25	$0.14	$0.49	$0.34

Diluted weighted average shares outstanding	22,697	22,569	22,687	22,563
Basic weighted average shares outstanding	22,248	22,051	22,233	22,054

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2011 and June 30, 2011
(Dollars and shares in thousands except par value)

	(unaudited)
	December 31,	June 30,
ASSETS	2011	2011
	(Restated)	(Restated)
Current assets:
Cash and cash equivalents	$1,418	$25,673
Trade receivables, net of allowance for doubtful accounts of $1,057 and $1,045 at December 31, 2011 and June 30, 2011, respectively	60,615	64,723
Prepaid expenses and other current assets	13,808	14,403
Tires in service	6,793	6,594
Assets held for sale	25,653	---
Income tax receivable	2,131	---
Deferred income taxes	3,868	3,940
Total current assets	114,286	115,333
Property and equipment	476,971	418,698
Less accumulated depreciation and amortization	130,505	141,584
Net property and equipment	346,466	277,114
Tires in service	3,182	2,914
Goodwill	16,702	16,702
Investment in unconsolidated companies	3,153	2,902
Other assets	6,582	1,701
Total assets	$490,371	$416,666

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$13,629	$10,475
Accrued salaries and benefits	11,871	13,192
Accrued insurance and claims	10,853	13,360
Accrued fuel expense	9,468	11,113
Other accrued expenses	18,499	15,729
Current maturities of capital lease obligations	65,380	75,521
Income taxes payable	---	1,778
Total current liabilities	129,700	141,168
Long-term debt	34,531	---
Capital lease obligations, net of current maturities	112,307	72,182
Deferred income taxes	34,962	31,416
Stockholders' equity:
Common stock, $0.033 par value, authorized 40,000 shares; issued and outstanding 23,876 and 23,887 shares at December 31, 2011 and June 30, 2011, respectively	788	788
Treasury stock at cost; 1,258 and 1,364 shares at December 31, 2011 and June 30, 2011, respectively	(8,677)	(9,408)
Additional paid-in capital	100,250	99,906
Retained earnings	91,589	81,566
Accumulated other comprehensive loss	(5,079)	(952)
Total stockholders' equity	178,871	171,900
Total liabilities and stockholders' equity	$490,371	$416,666

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
(Unaudited)

	Six months ended December 31,
	2011	2010
	(Restated)	(Restated)
Cash flows from operating activities:
Net income	$10,913	$7,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,526	30,318
Gain on sale of equipment	(2,380)	(1,049)
Stock based compensation	728	1,338
Deferred income taxes	3,640	14
Provision for doubtful accounts	10	128
Changes in assets and liabilities:
Trade receivables	3,855	6,754
Income taxes	(4,033)	(1,662)
Tires in service	(477)	(1,282)
Prepaid expenses and other current assets	(116)	(1,629)
Other assets	(630)	(239)
Accounts payable and accrued expenses	677	(2,207)
Net cash provided by operating activities	38,713	38,002

Cash flows from investing activities:
Purchase of property and equipment	(64,141)	(22,193)
Proceeds on sale of property and equipment	44,012	21,022
Purchase of businesses, net of cash	(34,300)	---
Purchase of available for sale securities	(4,661)	---
Net cash used in investing activities	(59,090)	(1,171)

Cash flows from financing activities:
Borrowings (payments) on long-term debt	34,531	(204)
Dividends paid	(445)	---
Principal payments under capital lease obligations	(37,215)	(43,761)
Proceeds from issuance of stock	34	98
Net cash provided by/(used in) financing activities	(3,095)	(43,867)
Effect of exchange rates on cash and cash equivalents	(783)	(666)
Decrease in cash and cash equivalents	(24,255)	(7,702)
Cash and cash equivalents at beginning of period	25,673	18,844
Cash and cash equivalents at end of period	$1,418	$11,142
Supplemental disclosure of cash flow information:
Interest paid	$2,864	$4,579
Income taxes paid	$7,193	$1,917
Change in dividends payable	$445	---
Lease obligation incurred in the purchase of equipment	$67,200	$5,060

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)

1.           Basis of Presentation

References in this Report on Form 10-Q/A to “we,” “us,” “our,” “Celadon,” or the “Company” or similar terms refer to Celadon Group, Inc. and its consolidated subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

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

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)

The adjustment to net income for the three and six months ended December 31, 2011 and 2010, is summarized below (amounts in thousands):

	For the three months ended December 31,		For the six months ended December 31,
	2011	2010	2011	2010
Net income as previously reported:	$5,448	$2,858	$10,820	$7,279
Freight revenue	2,686	2,652	5,166	4,882
Revenue equipment rentals	5,336	6,689	10,272	13,908
Depreciation and amortization	(6,647)	(7,207)	(12,584)	(14,907)
Interest expense	(1,364)	(1,701)	(2,703)	(3,497)
Tax effect on restatement adjustment	(4)	(165)	(58)	(147)
Net income, as restated	$5,455	$3,126	$10,913	$7,518

The impact of the restatement on the consolidated financial statements is summarized below (amounts in thousands except per share amounts):

	December 31, 2011		June 30, 2011
Consolidated Balance Sheets	As Previously Reported	As Restated	As Previously Reported	As Restated
Property and equipment	$247,991	$476,971	$213,222	$418,698
Less accumulated depreciation and amortization	76,319	130,505	80,592	141,584
Net property and equipment	171,672	346,466	132,630	277,114
Total assets	315,577	490,371	272,182	416,666

Current maturities of capital lease obligations	363	65,380	354	75,521
Total current liabilities	64,683	129,700	66,001	141,168
Capital lease obligations, net of current maturities	1,556	112,307	1,740	72,182
Deferred income taxes	35,229	34,962	31,740	31,416
Retained Earnings	92,297	91,589	82,367	81,566
Total stockholders' equity	179,578	178,871	172,701	171,900
Total liabilities and stockholders' equity	315,577	490,371	272,182	416,666

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)

	Three months ended December 31,		Three months ended December 31,
	2011		2010
Consolidated Statements of Income	As Previously Reported	As Restated	As Previously Reported	As Restated

Freight revenue	$112,379	$115,065	$111,553	$114,205
Total revenue	141,514	144,200	133,131	135,783
Revenue equipment rentals	6,269	933	6,728	39
Depreciation and amortization	5,766	12,413	6,769	13,976
Total operating expenses	133,076	134,387	127,495	128,013
Operating income	8,438	9,813	5,636	7,770
Interest expense	160	1,524	565	2,266
Income before income taxes	8,533	8,544	5,165	5,598
Provision for income taxes	3,085	3,089	2,307	2,472
Net income	5,448	5,455	2,858	3,126
Diluted income per common share	$0.24	$0.24	$0.13	$0.14
Basic income per common share	$0.24	$0.25	$0.13	$0.14

	Six months ended December 31,		Six months ended December 31,
	2011		2010
Consolidated Statements of Income	As Previously Reported	As Restated	As Previously Reported	As Restated

Freight revenue	$224,676	$229,842	$231,023	$235,905
Total revenue	282,993	288,159	273,420	278,302
Revenue equipment rentals	12,178	1,906	14,277	369
Depreciation and amortization	11,360	23,944	14,296	29,203
Total operating expenses	265,627	267,939	259,703	260,702
Operating income	17,366	20,220	13,717	17,600
Interest expense	203	2,906	1,027	4,524
Income before income taxes	17,713	17,864	12,867	13,253
Provision for income taxes	6,893	6,951	5,588	5,735
Net income	10,820	10,913	7,279	7,518
Diluted income per common share	$0.48	$0.48	$0.32	$0.33
Basic income per common share	$0.49	$0.49	$0.33	$0.34

	Six months ended December 31,		Six months ended December 31,
	2011		2010
Consolidated Statements of Cash Flows	As Previously Reported	As Restated	As Previously Reported	As Restated
Net income	$10,820	$10,913	$7,279	$7,518
Depreciation and amortization expense	13,941	26,526	15,411	30,318
Deferred income taxes	3,583	3,640	(133)	14
Net cash provided by operating activities	25,978	38,713	22,709	38,002
Purchase of property and equipment	(88,446)	(64,141)	(34,342)	(22,193)
Net cash used in investing activities	(83,395)	(59,090)	(13,320)	(1,171)
Principal payments under capital lease obligations	(175)	(37,215)	(16,319)	(43,761)
Net cash provided by (used in) financing activities	33,945	(3,095)	(16,425)	(43,867)
Interest paid in cash during the period	160	2,864	1,078	4,579
Lease obligation incurred in the purchase of equipment	---	67,200	---	5,060

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)

3.           Earnings Per Share (in thousands, except per share data)

A reconciliation of the basic and diluted earnings per share is as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2011	2010	2011	2010
	(Restated)	(Restated)	(Restated)	(Restated)
Weighted average common shares outstanding – basic	22,248	22,051	22,233	22,054
Dilutive effect of stock options and unvested restricted stock units	449	518	454	509
Weighted average common shares outstanding – diluted	22,697	22,569	22,687	22,563

Net income	$5,455	$3,126	$10,913	$7,518
Earnings per common share
Diluted	$0.24	$0.14	$0.48	$0.33
Basic	$0.25	$0.14	$0.49	$0.34

Certain shares of common stock were excluded from the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive. A summary of those options follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2011	2010	2011	2010

Number of anti-dilutive shares	811	5	813	125

4.           Stock Based Compensation

The following table summarizes the components of our share based compensation program expense (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2011	2010	2011	2010

Stock compensation expense for options, net of forfeitures	$107	$212	$336	$427
Stock compensation for restricted stock, net of forfeitures	310	427	700	817
Stock compensation (income) expense for stock appreciation rights, net of forfeitures	420	141	(308)	94
Total stock compensation expense	$837	$780	$728	$1,338

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

A summary of the award activity of the Company’s stock option plans as of December 31, 2011, and changes during the period then ended is presented below:

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

	Operating Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(Restated)	(Restated)	(Restated)	(Restated)
Asset-based	$133,900	$125,145	$267,858	$256,836
Asset-light	10,300	10,638	20,301	21,466
Total	$144,200	$135,783	$288,159	$278,302

	Operating Income
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(Restated)	(Restated)	(Restated)	(Restated)
Asset-based	$9,166	$6,951	$18,921	$15,969
Asset-light	647	819	1,299	1,631
Total	$9,813	$7,770	$20,220	$17,600

Information as to the Company's operating revenue by geographic area is summarized below (in thousands). The Company allocates operating revenue based on country of origin of the tractor hauling the freight:

	Operating Revenues
	Three Months Ended		Six Months Ended
	December 31, 2011		December 31, 2011
	2011	2010	2011	2010
	(Restated)	(Restated)	(Restated)	(Restated)
United States	$124,214	$118,230	$248,750	$243,558
Canada	11,674	10,090	22,908	20,251
Mexico	8,312	7,464	16,501	14,493
Consolidated	$144,200	$135,784	$288,159	$278,302

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)

6.           Comprehensive Income

Comprehensive income includes changes in fair value on foreign currency and fuel derivatives, which qualify for hedge accounting. A reconciliation of net income and comprehensive income follows (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2011	2010	2011	2010
	(Restated)	(Restated)	(Restated)	(Restated)
Net income	$5,455	$3,126	$10,913	$7,518
Unrealized gain (loss) on fuel derivative instruments	509	316	(140)	1,176
Unrealized gain (loss) on currency derivative instruments	61	50	(376)	356
Unrealized gain (loss) on available for sale securities	(15)	---	265	---
Foreign currency translation adjustments	(286)	524	(3,876)	1,067

Comprehensive income	$5,724	$4,016	$6,786	$10,117

7.           Income Taxes

During the three months ended December 31, 2011 and 2010, our effective tax rates were 36.2% and 44.2%, respectively.  During the six months ended December 31, 2011 and 2010, our effective tax rates were 38.9% and 43.3%, respectively.  Income tax expense varies from the amount computed by applying the statutory federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases our drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes.  As a result, salaries, wages and employee benefits are slightly lower, and our effective income tax rate is higher than the statutory rate.  Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases because aggregate per diem pay becomes smaller in relation to pre-tax income.  Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

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

Assets held under operating leases are not recorded on the Company's balance sheet. The Company leases revenue and service equipment under noncancellable operating leases expiring at various dates through December 2018.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)

Future minimum lease payments relating to capital leases and to operating leases as of December 31, 2011 (in thousands):

	Capital Leases (Restated)	Operating Leases (Restated)
2012	$69,166	$6,197
2013	30,402	8,175
2014	38,984	7,316
2015	13,157	6,805
2016	6,402	2,232
Thereafter	29,853	12,787
Total minimum lease payments	187,964	$43,512
Less amounts representing interest	10,277
Present value of minimum lease payments	177,687
Less current maturities	65,380
Non-current portion	$112,307

Long-term debt consisted of our revolving credit facility:

	(in thousands)
	December 31,	June 30,
	2011	2011

Revolving credit facility	$34,531	$ ---

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

			Level 1				Level 2		Level 3
	Balance at December 31, 2011	Balance at June 30, 2011	Balance at December 31, 2011		Balance at June 30, 2011		Balance at December 31, 2011	Balance at June 30, 2011	Balance at December 31, 2011		Balance at June 30, 2011

Foreign currency derivatives	$(271)	$105	$	---	$	---	$(271)	$105	$	---	$	---

Fuel derivatives	246	387		---		---	246	387		---		---

Available for sale securities	5,086	---		5,086		---	---	---		---		---

11.           Dividend

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

14.           Marketable Equity Securities

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

15.           Acquisitions and Assets Held for Sale

On October 19, 2011, the Company acquired certain assets of American Eagle, the non-refrigerated division of Frozen Food Express Industries, Inc. “FFE”.  We acquired 229 tractors and 435 trailers which were recorded at their estimated fair value, of $14.0 million, of which $9.5 million remains in assets held for sale.  The purposes for the acquisition are to acquire equipment to dispose of for our Quality Leasing and Sales division, to offer employment opportunities to former FFE drivers, and to evaluate freight transportation opportunities from FFE customers.

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

16.           Recent Accounting Pronouncements

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

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (ASC Topic820):  Amendments to Archive Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04”), which clarifies existing fair value measurement and disclosure requirements, amends certain fair value measurement principles, and requires additional disclosures about fair value measurements.  ASU 2011-04 will be effective during the interim and annual periods beginning after December 15, 2011.  Early adoption is not permitted.  Adoption of ASU 2011-04 is not expected to have a material impact on the Company’s consolidated financial statements.

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to our previously reported results of operations for these periods. See Note 2 to the consolidated financial statements for a discussion of this matter.

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

Recent Results of Operations

Our results of operations for the quarter ended December 31, 2011, compared to the same period in 2010 are:

•	Freight revenue increased to $115.1 million from $114.2 million;
•	Net income increased to $5.5 million from $3.1 million; and
•	Net income per diluted share increased to $0.24 from $0.14.

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

The main factors that impact our profitability in terms of expenses are the variable costs of transporting freight for our customers. These costs include fuel expense, driver-related expenses, such as wages, benefits, training and recruitment, and independent contractor and third party carrier costs, which are recorded on the ’Purchased Transportation’ line of our consolidated statements of income. Expenses that have both fixed and variable components include maintenance, insurance, and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. Our main fixed costs are the acquisition and depreciation of long-term assets, such as revenue equipment and the compensation of non-driver personnel. Effectively controlling our expenses and managing our net cost of revenue equipment acquisitions and dispositions, including any related gains or losses, are important elements of assuring our profitability. We evaluate our profitability using operating ratio, excluding the impact of fuel surcharge revenue (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge), and income before income taxes, which eliminates shifting operating lease expenses "above the line" from interest expense on owned or capital leased equipment.

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

Results of Operations

The following table sets forth the percentage relationship of expense items to freight revenue for the periods indicated:

	Three months ended		Six months ended
	December 31,		December 31,
	2011	2010	2011	2010
	(Restated)	(Restated)	(Restated)	(Restated)
Freight revenue(1)	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages, and employee benefits	32.6%	32.9%	32.7%	32.1%
Fuel(1)	6.9%	8.2%	7.5%	8.8%
Purchased transportation	23.7%	22.3%	23.7%	21.7%
Revenue equipment rentals	0.8%	0.0%	0.8%	0.2%
Operations and maintenance	8.8%	8.8%	8.7%	8.5%
Insurance and claims	3.2%	3.0%	2.9%	3.2%
Depreciation and amortization	10.8%	12.2%	10.4%	12.4%
Cost of products and services sold	---	1.2%	---	1.2%
Communications and utilities	0.9%	0.9%	0.8%	0.9%
Operating taxes and licenses	2.3%	2.2%	2.2%	2.0%
General and other operating	1.5%	1.5%	1.5%	1.5%
Total operating expenses	91.5%	93.2%	91.2%	92.5%

Operating income	8.5%	6.8%	8.8%	7.5%

Other expense (incomes)	1.1%	1.9%	1.0%	1.9%

Income before income taxes	7.4%	4.9%	7.8%	5.6%
Provision for income taxes	2.7%	2.2%	3.0%	2.4%

Net income	4.7%	2.7%	4.8%	3.2%

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

Total revenue increased by $8.4 million, or 6.2%, to $144.2 million for the second quarter of fiscal 2012, from $135.8 million for the second quarter of fiscal 2011.  Freight revenue increased by $0.9 million to $115.1 million for the second quarter of fiscal 2012, from $114.2 million for the second quarter of fiscal 2011. This increase was attributable to revenue per loaded mile increasing to $1.528 for the second quarter of fiscal 2012 from $1.477 for the second quarter of fiscal 2011 offset by a decrease in loaded miles to 58.4 million for the second quarter of fiscal 2012 from 61.2 million in the second quarter of fiscal 2011, due to a slight decrease in seated line-haul tractors. This combination of factors resulted in an increase in average revenue per tractor per week, which is our primary measure of asset productivity, to $2,823 in the second quarter of fiscal 2012, from $2,794 for the second quarter of fiscal 2011. The decrease in company tractors was primarily driven by difficulty recruiting drivers because of the tight driver market. We anticipate revenue to increase in the near term due to an anticipated increase in our seated line-haul tractors through the hiring of certain drivers from the acquisitions of FFE and Glen Moore.

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

Salaries, wages, and employee benefits were $37.6 million, or 32.7% of revenue, for the second quarter of fiscal 2012, compared to $37.6 million, or 32.1% of revenue, for the second quarter of fiscal 2011.  These expenses were flat due to decreases in driver payroll related to fewer company miles and a decrease in medical claims expense offset by increases in non-driver salaries and wages and recruiting expenses.  We expect that our hiring of drivers in the current quarter as a result of our acquisition of certain assets of Glen Moore, Inc. will increase these expenses in the near term.

Fuel expenses, net of fuel surcharge revenue, decreased to $7.9 million, or 6.9% of revenue, for the second quarter of fiscal 2012, compared to $9.4 million, or 8.2% of revenue, for the second quarter of fiscal 2011. This decrease was primarily attributable to a decrease in gallons purchased due to lower total company miles offset by the average fuel price increasing to $3.48 per gallon in the second quarter of fiscal 2012, compared to $2.82 per gallon in the second quarter of fiscal 2011. We expect that our continued efforts to reduce idling, operate more fuel-efficient tractors, and aerodynamic trailer skirts will continue to have a positive impact on our miles per gallon.  However, we expect this positive impact to be partially offset by lower fuel economy on EPA-mandated new engines and use of more costly ultra-low sulfur diesel fuel.

Purchased transportation increased to $27.3 million, or 23.7% of revenue, for the second quarter of fiscal 2012, from $25.4 million, or 22.3% of revenue, for the second quarter of fiscal 2011. These increases are primarily related to increases in intermodal rail expense and third party broker transportation offset by a decrease in our independent contractors due to a decrease in miles to 11.2 million in the second quarter of fiscal 2012 compared to 12.9 million miles in the second quarter of fiscal 2011. Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile. We expect purchased transportation to increase as we increase the number of independent contractors in our fleet and continue to increase our purchased transportation for brokerage and intermodal transportation.

Operations and maintenance increased to $10.2 million, or 8.8% of revenue, for the second quarter of fiscal 2012, from $10.1 million, or 8.8% of revenue, for the second quarter of fiscal 2011. Operations and maintenance consist of direct operating expense, maintenance, and tire expense. These slight increases in the second quarter of fiscal 2012 are primarily related to increases in costs associated with tire expense.  We expect our operations and maintenance expense to be similar to the current level going forward, subject to winter weather conditions and implementation of CSA 2010 that may impact these expenses.

Insurance and claims expense increased to $3.7 million, or 3.2% of revenue, for the second quarter of fiscal 2012, from $3.5 million, or 3.0% of revenue, for the second quarter of fiscal 2011.  Insurance consists of premiums for liability, physical damage, cargo damage, and workers' compensation insurance, in addition to claims expense.  Insurance expense was affected by a slight increase in workers' compensation costs and liability claims expense, which was offset by a decrease in cargo claims expenses. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume. Insurance and claims expense will vary based primarily on the frequency and severity of claims, the level of self-retention, and the premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to $12.4 million, or 10.8% of revenue, for the second quarter of fiscal 2012, compared to $14.0 million, or 12.2% of revenue, for the second quarter of fiscal 2011. These decreases were due to a reduction in trailer depreciation and offset by a gain on sale of equipment, which includes expenses to prepare the equipment for sale. These factors were partially offset by an increase in tractor depreciation. Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of income in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses. Accordingly, we have not provided a detailed discussion of such expenses.

Income taxes increased to $3.1 million, with an effective tax rate of 36.2%, for the second quarter of fiscal 2012, from $2.5 million, with an effective tax rate of 44.2%, for the second quarter of fiscal 2011. As pre-tax net income increases, our non-deductible expenses, such as per diem expense, have a lesser impact on our effective rate.

Comparison of Six Months Ended December 31, 2011 to Six Months Ended December 31, 2010

In discussing our results of operations, we use freight revenue ("revenue") and fuel, net of fuel surcharge, because we believe that eliminating the impact of the sometimes volatile source of revenue affords more consistent basis for comparing our results of operations from period to period.

Total revenue increased by $9.9 million, or 3.6%, to $288.2 million for the six months ended December 31, 2011, (“the fiscal 2012 period”), from $278.3 million for the six months ended December 31, 2010, (“the fiscal 2011 period”).  Freight revenue decreased by $6.1 million to $229.8 million for the fiscal 2012 period, from $235.9 million for the fiscal 2011 period.  The decrease was attributable to a decrease in loaded miles to 117.4 million for the fiscal 2012 period from 126.5 million in the fiscal 2011 period, due to a decrease in seated tractors, partially offset by revenue per loaded mile increasing to $1.527 for the fiscal 2012 period from $1.474 for the fiscal 2011 period.  The decrease in company tractors was primarily driven by difficulty recruiting drivers because of the tight driver market.  This combination of factors resulted in an increase in average revenue per tractor per week, which is our primary measure of asset productivity, to $2,901 in the fiscal 2012 period, from $2,880 for the fiscal 2011 period.  We anticipate revenue to increase in the near term due to an anticipated increase in our seated line-haul tractors through the hiring of certain drivers from the acquisitions of FFE and Glen Moore.

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

Salaries, wages, and employee benefits were $75.1 million, or 32.7% of revenue, for the fiscal 2012 period, compared to $75.7 million, or 32.1% of revenue, for the fiscal 2011 period.  Expenses decreased due to decreases in driver payroll related to fewer company miles, partially offset by increases in medical claims expense, non-driver salaries and wages and recruiting expenses. We expect that our hiring of drivers as a result of the acquisition of certain assets of FFE and Glen Moore will increase these expenses in the near term.

Fuel expenses, net of fuel surcharge revenue, decreased to $17.2 million, or 7.5% of revenue, for the fiscal 2012 period, compared to $20.8 million, or 8.8% of revenue, for the fiscal 2011 period. This decrease was primarily attributable to a decrease in gallons purchased due to lower total company miles offset by the average fuel price increasing to $3.47 per gallon in the fiscal 2012 period, compared to $2.72 per gallon in the fiscal 2011 period. We expect that our continued efforts to reduce idling, operate more fuel-efficient tractors, and aerodynamic trailer skirts will continue to have a positive impact on our miles per gallon; however, we expect this positive impact to be partially offset by lower fuel economy on EPA-mandated new engines and use of more costly ultra-low sulfur diesel fuel.

Purchased transportation increased to $54.4 million, or 23.7% of revenue, for the fiscal 2012 period, from $51.3 million, or 21.7% of revenue, for the fiscal 2011 period. These increases were primarily related to increases in intermodal rail expense and third party broker transportation offset by decreases in our independent contractors due to a decrease in miles to 22.7 million in the fiscal 2012 period compared to 25.9 million miles in the fiscal 2011 period. Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile. We expect purchased transportation to increase as we increase the number of independent contractors in our fleet and continue to increase our purchased transportation for brokerage and intermodal transportation.

Revenue equipment rentals increased to $1.9 million, or 0.8% of revenue, for the fiscal 2012 period, compared to $0.3 million, or 0.21% of revenue, for the fiscal 2011 period. These decreases were attributable to a decrease in the number of tractors financed under operating leases.

Operations and maintenance decreased to $20.0 million, or 8.7% of revenue, for the fiscal 2012 period, from $20.1 million, or 8.5% of revenue, for the fiscal 2011 period. Operations and maintenance consist of direct operating expense, maintenance, and tire expense. The slight dollar decrease in the fiscal 2012 period is primarily related to decreases in maintenance costs.  We expect our operations and maintenance expense to be similar to the current level going forward, subject to winter weather conditions and implementation of CSA 2010 that may impact these expenses.

Insurance and claims expense decreased to $6.7 million, or 2.9% of revenue, for the fiscal 2012 period, from $7.6 million, or 3.2% of revenue, for the fiscal 2011 period. Insurance consists of premiums for liability, physical damage, cargo damage, and workers' compensation insurance, in addition to claims expense. Insurance expense was affected by a decrease in workers' compensation costs and cargo claims expense, which was offset by a slight increase in liability claims expense. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume. Insurance and claims expense will vary based primarily on the frequency and severity of claims, the level of self-retention, and the premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased to $23.9 million, or 10.4% of revenue, for the fiscal 2012 period, compared to $29.2 million, or 12.4% of revenue, for the fiscal 2011 period. These decreases were due to a reduction in trailer depreciation and offset by a gain on sale of equipment, which includes expenses to prepare the equipment for sale. These factors were partially offset by an increase in tractor depreciation. Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of income in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses. Accordingly, we have not provided a detailed discussion of such expenses.

Income taxes increased to $7.0 million, with an effective tax rate of 38.9%, for the fiscal 2012 period, from $5.7 million, with an effective tax rate of 43.3%, for the fiscal 2011 period. As pre-tax net income increases, our non-deductible expenses, such as per diem expense, have a lesser impact on our effective rate.

Liquidity, Capital Resources and Debt

Trucking is a capital-intensive business. We require cash to fund our operating expenses (other than depreciation and amortization), to make capital expenditures and acquisitions, and to repay debt, including principal and interest payments. Other than ordinary operating expenses, we anticipate that capital expenditures for the acquisition of revenue equipment will constitute our primary cash requirement over the next twelve months. We frequently consider potential acquisitions, and if we were to consummate an acquisition, our cash requirements would increase and we may have to modify our expected financing sources for the purchase of tractors. Subject to any required lender approval, we may make acquisitions in the future. Our principal sources of liquidity are cash generated from operations, bank borrowings, capital and operating lease financing of revenue equipment, and proceeds from the sale of used revenue equipment. At December 31, 2011, our total balance sheet debt, including capital lease obligations and long term debt, was $212.2 million, compared to $147.7 million at June 30, 2011.

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

Cash Flows

Net cash provided by operations for the six months ended December 31, 2011 was $38.7 million, compared to cash provided by operations of $38.0 million for the six months ended December 31, 2010. Cash provided by operations increased primarily due to the increase in net income.

Net cash used in investing activities was $59.1 million for the six months ended December 31, 2011, compared to net cash used in investing activities of $1.2 million for the six months ended December 31, 2010. Cash used in investing activities includes the net cash effect of acquisitions and dispositions of revenue equipment during each period. Capital expenditures for equipment totaled $64.1 million for the six months ended December 31, 2011, and $22.2 million for the six months ended December 31, 2010. We generated proceeds from the sale of property and equipment of $44.0 million and $21.0 million for the six months ended December 31, 2011, and December 31, 2010, respectively.   We made three acquisitions in the six months ended December 31, 2011, which used cash of $34.3 million.

Net cash used in financing activities was $3.1 million for the six months ended December 31, 2011, compared to $43.9 million for the six months ended December 31, 2010. The decrease in cash used by financing activities was primarily due to an increase in bank borrowings and a reduction in the payments of the principal component of capital lease obligations.

Contractual Obligations

As of December 31, 2011, our operating leases, capitalized leases, other debts, and future commitments have stated maturities or minimum annual payments as follows:

	Annual Cash Requirements
	As of December 31, 2011
	(in thousands)
	Payments Due by Period
		Less			More
		than	1-3	3-5	than
	Total	1 year	years	Years	5 years
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Operating leases	$23,874	$6,060	$9,370	$4,464	$3,980
Lease residual value guarantees	19,638	137	6,121	4,573	8,807
Capital leases(1)	187,964	69,166	69,386	19,560	29,852
Long-term debt(1)	34,892	---	34,892	---	---
Sub total	$266,368	$75,363	$119,769	$28,597	$42,639

Future purchase of revenue equipment	$54,760	$5,472	$14,591	$26,392	$8,305
Employment and consulting agreements(2)	700	700	---	---	---
Standby letters of credit	438	438	---	---	---

Total	$322,266	$81,973	$134,360	$54,989	$50,944

(1)	Includes interest
(2)
The amounts reflected in the table do not include amounts that could become payable to our Chief Executive Officer and Chief Operating Officer under certain circumstances if their employment by the Company is terminated.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for our revenue equipment. Our operating leases include some under which we do not guarantee the value of the asset at the end of the lease term ("walk-away leases") and some under which we do guarantee the value of the asset at the end of the lease term ("residual value"). Therefore, we are subject to the risk that equipment values may decline, in which case we would suffer a loss upon disposition and be required to make cash payments because of the residual value guarantees. We were obligated for residual value guarantees related to operating leases of $19.6 million at December 31, 2011, compared to $7.2 million at December 31, 2010. We believe that any residual payment obligations will be satisfied by the value of the related equipment at the end of the lease. To the extent the expected value at the lease termination date is lower than the residual value guarantee we would accrue for the difference over the remaining lease term. We anticipate that going forward, we will use a combination of cash generated from operations and operating leases to finance tractor purchases and operating leases to finance trailer purchases.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America require that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes. Management bases it estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that affect, or could affect our financial statements materially and involve a significant level of judgment by management. The accounting policies we deem most critical to use include revenue recognition, allowance for doubtful accounts, depreciation, claims accrual, and accounting for income taxes. There have been no significant changes to our critical accounting policies and estimates during the three months ended December 31, 2011, compared to those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” included in our 2011 Annual Report on Form 10-K/A.

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

Item 4.                      Controls and Procedures

Restatement of Previously Issued Financial Statements

During the third quarter of fiscal 2012, the Company discovered that under ASC 840-10-25-14, some leases would need to be classified as capital leases, because of certain non-performance-related default provisions. Management initiated a review of the Company’s equipment lease accounting and determined that its previous method of accounting for certain equipment leases as operating leases was not in accordance with U.S. generally accepted accounting principles (GAAP). As a result, the Company has restated its consolidated balance sheets as of June 30, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2011 and the consolidated interim financial statements included for the quarterly periods ended December 31, 2011 and 2010.

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

Based upon that Evaluation, our Certifying Officers concluded that our previously established equipment lease accounting practices were not in accordance with GAAP. Correspondingly, as described above, management has restated its consolidated balance sheets as of June 30, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2011 included in the Company’s June 30, 2011 Annual Report on Form 10-K and the consolidated interim financial statements included in the Company’s Form 10-Q as of and for the quarter ended December 31, 2011, and related comparative prior quarter included in that Form 10-Q. The restatement is the result of the material weakness related to the Company’s control to evaluate leases for capital lease or operating lease classification which was not designed to consider all of the relevant lease accounting literature applicable to lease classification, including nonperformance related default provisions as described in ASC 840-10-25-14.  As a result of the material weakness, our Certifying Officers have now concluded that our disclosure controls and procedures were not effective as of December 31, 2011.

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

We are required to maintain disclosure controls and procedures.  As of December 31, 2011, our disclosure controls and procedures were not effective due to a material weakness.

    Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, concluded that, as of December 31, 2011, our disclosure controls and procedures were ineffective due to a material weakness in our internal control over financial reporting.  The material weakness arose because our previously established equipment lease accounting practices were not in accordance with GAAP.  As a result, we are required to restate certain of our financial statements.  Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud.  We cannot assure you that the measures we will take to remediate the material weakness will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the further restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price of our common stock.

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