Form 10-K
period 2012-06-30
CELADON GROUP INC
filed 2012-09-07
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012
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

On December 31, 2011, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock ($0.033 par value) held by non-affiliates (19,743,184 shares) was approximately $233 million based upon the reported last sale price of the common stock on that date. The exclusion from such amount of the market value of shares of common stock owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.

The number of outstanding shares of the registrant's common stock as of the close of business on August 10, 2012 was 22,829,310.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of Form 10-K - Portions of Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders

CELADON GROUP, INC.
FORM 10-K

PART I

Disclosure Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain statements contained in this Form 10-K and those portions of the 2012 Proxy Statement incorporated by reference may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, involve known and unknown risks, uncertainties and other factors which may cause the actual results, events, performance, or achievements of the Company to be materially different from any future results, events, performance, or achievements expressed or implied by such forward-looking statements. Words such as "anticipates," "estimates," "expects," "projects," "intends," "plans," "believes," and words or terms of similar substance used in connection with any discussion of future operating results, financial performance, or business plans identify forward-looking statements. All forward-looking statements reflect our management's present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. While it is impossible to identify all factors that may cause actual results to differ, the risks and uncertainties that may affect the Company's business, performance, and results of operations include the factors discussed in Item 1A of this report. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-K.

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

Item 1.                 Business

Introduction

We are one of North America's twenty largest truckload carriers as measured by revenue. We generated $599.0 million in operating revenue during our fiscal year ended June 30, 2012. We have grown significantly since our incorporation in 1986 through internal growth and a series of acquisitions since 1995. As a dry van truckload carrier, we generally transport full trailer loads of freight from origin to destination without intermediate stops or handling. Our customer base includes Fortune 500 shippers such as Alcoa, Carrier Corporation, General Electric, International Truck & Engine, John Deere, Kohler Company, Philip Morris, Phillips Lighting, Proctor & Gamble, and Wal-Mart.

In our international operations, we offer time-sensitive transportation in and between the United States and its two largest trading partners, Mexico and Canada. We generated approximately 46% of our revenue in fiscal 2012 from international movements, and we believe our annual border crossings make us the largest provider of international truckload movements in North America. We believe that our strategically located terminals and experience with the language, culture, and border crossing requirements of each North American country provide a competitive advantage in the international trucking marketplace.

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

Our success is partially dependent upon the success of our operations in Mexico and Canada, and we are subject to risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of the countries in which we do business, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and United States export and import laws, health epidemics that may restrict travel, and social, political, and economic instability. Additional risks associated with our foreign operations, including restrictive trade policies and imposition of duties, taxes, or government royalties by foreign governments, are present but largely mitigated by the terms of NAFTA.

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

Operating and Sales Strategy

We approach our trucking operations as an integrated effort of marketing, customer service, and fleet management. We have identified as priorities: increasing our freight rates; raising our service standards; rebalancing lane flows to enhance asset utilization; and identifying and acquiring suitable acquisition candidates and successfully integrating acquired operations. To accomplish these objectives, we have sought to instill high levels of discipline, cooperation, and trust between our operations and sales departments. As a part of this integrated effort, our operations and sales departments have developed the following strategies, goals, and objectives:

•
Seek high yielding freight from targeted industries, customers, regions, and lanes that improves our overall network density and diversifies our customer and freight mix. We believe that by focusing our sales resources on targeted regions and lanes with emphasis on cross-border or international moves and a north - south direction, we can improve our lane density and equipment utilization, increase our average revenue per mile, and control our average cost per mile. Each piece of business has rate and productivity goals that are designed to improve our yield management. We believe that by increasing the business we do with less cyclical shippers, our ability to improve rate per mile increases.

•
Focus on asset productivity. Our primary productivity measure is revenue per tractor per week. Within revenue per tractor we examine rates, non-revenue miles, and loaded miles per tractor. We actively analyze customers and freight movements in an effort to enhance the revenue production of our tractors. We also attempt to concentrate our equipment in defined operating lanes to create more predictable movements, reduce non-revenue miles, and shorten turn times between loads.

•
Operate a modern fleet to reduce maintenance costs and improve safety and driver retention. We believe that updating our tractor fleet has produced several benefits, including enhanced safety, driver recruitment, and driver retention. We have taken an important step toward modernizing our fleet. We shortened the replacement cycle for our tractors from four years to three years. This trade policy has allowed us to recognize significant benefits over the past few years because maintenance and tire expenses increase significantly for tractors beyond the third year of operation, as wear and tear increases and some warranties expire.

•
Continue our emphasis on service, safety, and technology. We offer just-in-time, time-definite, and other premium transportation services to meet the expectations of our service-oriented customers. We believe that targeting premium service freight permits us to obtain higher rates, build long-term, service-based customer relationships, and avoid competition from railroad, intermodal, and trucking companies that compete primarily on the basis of price. We believe our recent safety record has been among the best in our industry. We have made significant investments in technologies that are intended to reduce costs, afford a competitive advantage with service-sensitive customers, be environmentally friendly, and promote economies of scale. Examples of these technologies are Qualcomm satellite-based tracking and communications systems, our proprietary CelaTrac system that enables customers to track shipments and access other information via the Internet, and document imaging.

•
Maintain our leading position in cross-border truckload shipments while offering diversified, nationwide transportation services in the U.S. We believe our strategically located terminals and experience with the languages, cultures, and border crossing requirements of all three North American countries provide us with competitive advantages in the international trucking marketplace. As a result of these advantages, we believe we are the industry leader in cross-border truckload transportation between North American countries. These cross-border shipments, which comprised 46% of our revenue in fiscal 2012, are balanced by a strong and growing business with domestic freight from service-sensitive customers.

•
Seeking strategic acquisitions to broaden our existing domestic operations. We have made seventeen trucking company acquisitions since 1995 and continue to evaluate acquisition candidates. Our current acquisition strategy is focused on broadening our domestic operations through the addition of carriers that improve our lane density, customer diversity, and service offerings.

Other Services

Celadon Dedicated Services. We provide warehousing and trucking services through Celadon Dedicated Services. Our warehouse facilities are located near our customers' manufacturing plants. We also transport the manufacturing component parts to our warehouses and sequence those parts for our customers. We then transport completed units from our customers' plants.  We offer less-than-truckload services to all our customers.

Industry and Competition

The truckload market is defined by the quantity of goods, generally over 10,000 pounds, shipped by a single customer point-to-point and is divided into several segments by the type of trailer used to transport the goods. These segments include van, temperature-controlled, flatbed, and tank carriers. We participate in the North American van truckload market. The markets within the United States, Canada, and Mexico are fragmented, with thousands of competitors, none of whom dominate the market. We believe that the current economic pressures will continue to force many smaller and private fleets to exit the industry.

Transportation of goods by truck between the United States, Canada, and Mexico is subject to the provisions of NAFTA. Transportation of goods between the United States or Canada and Mexico consists of three components: (i) transportation from the point of origin to the Mexican border, (ii) transportation across the border, and (iii) transportation from the border to the final destination. United States and Canadian carriers may operate within both countries. United States and Canadian carriers are not allowed to operate within Mexico, and Mexican carriers are not allowed to operate within the United States and Canada, in each case except for a 26-kilometer, or approximately 16 miles, band along either side of the Mexican border. Trailers may cross all borders. We are one of a limited number of trucking companies that participates in all three segments of this cross border market, providing or arranging for door-to-door transport service between points in the United States, Canada, and Mexico.

The truckload industry is highly competitive and fragmented. Although both service and price drive competition in the premium long haul, time-sensitive portion of the market, we rely primarily on our high level of service to attract customers. This strategy requires us to focus on market segments that employ just-in-time inventory systems and other premium services. Our competitors for freight include other long-haul truckload carriers and, to a lesser extent, shorter-haul truckload carriers and railroads. We also compete with other trucking companies for the services of drivers. Some of the truckload carriers with which we compete have greater financial resources, operate more revenue equipment, and carry a larger volume of freight than we do.

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

Drivers and Personnel

At June 30, 2012, we employed, in the U.S., Canada, and Mexico, 3,590 persons, of whom 2,387 were drivers, 289 were truck maintenance personnel, 579 were administrative personnel, and 335 were dedicated services personnel. None of our U.S. or Canadian employees are represented by a union or a collective bargaining unit.

Driver recruitment, retention, and satisfaction are essential components of our success. Historically, competition to recruit and retain drivers has been intense in the trucking industry. In the past, there has been a shortage of qualified drivers in the industry. Although the recent recession eased this competition and minimized the shortage, as the economy slowly recovers and volumes and pricing return to historical levels, we have seen the competition for qualified drivers intensify. In addition, Federal Motor Carrier Safety Administration's ("FMCSA") Comprehensive Safety Analysis ("CSA”) has caused an additional increase in competition for qualified drivers. Drivers are selected in accordance with specific guidelines, relating primarily to safety records, driving experience, and personal evaluations, including a physical examination and mandatory drug testing. Our drivers attend an orientation program and ongoing driver efficiency and safety programs. An increase in driver turnover can have a negative impact on our results of operations.

Independent contractors are utilized through a contract with us to supply one or more tractors and drivers for our use. Independent contractors must pay their own tractor expenses, fuel, maintenance, and driver costs and must meet our specified guidelines with respect to safety. A lease-purchase program we offer provides independent contractors the opportunity to lease a tractor, with the lease payments being applied towards the eventual purchase of the equipment. As of June 30, 2012, 392 independent contractors provide a combined 13.5% of our tractor capacity.

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

The average age of our owned and leased tractors and trailers was approximately 1.5 years and 2.8 years, respectively, at June 30, 2012. We utilize a comprehensive maintenance program to minimize downtime and control maintenance costs. Centralized purchasing of spare parts and tires, and centralized control of over-the-road repairs are also used to control costs.

Fuel

We purchase the majority of our fuel through a network of over 1,239 fuel stops throughout the United States and Canada. We have negotiated discounted pricing based on certain volume commitments with these fuel stops. We maintain bulk-fueling facilities in Indianapolis, Laredo, Carlisle and Kitchener, Ontario to further reduce fuel costs.

Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability. Fuel is subject to economic, political, climatic, and market factors that are outside of our control. We have historically been able to recover a majority of high fuel prices from customers in the form of fuel surcharges. However, a portion of the fuel expense increase is not recovered due to several factors, including the base fuel price levels, which determine when surcharges are collected, truck idling, and non-revenue miles. We cannot predict whether high fuel price levels will occur in the future or the extent to which fuel surcharges will be collected to offset such increases.

Regulation

Our operations are regulated and licensed by various United States federal and state, Canadian provincial, and Mexican federal agencies. Interstate motor carrier operations are subject to safety requirements prescribed by the United States Department of Transportation ("DOT"). Matters such as weight and equipment dimensions are also subject to United States federal and state regulation and Canadian provincial regulations. We operate in the United States throughout the 48 contiguous states pursuant to operating authority granted by the DOT, in various Canadian provinces pursuant to operating authority granted by the Ministries of Transportation and Communications in such provinces, and within Mexico pursuant to operating authority granted by Secretaria de Communiciones y Transportes. To the extent that we conduct operations outside the United States, we are subject to the Foreign Corrupt Practices Act, which generally prohibits United States companies and their intermediaries from bribing foreign officials for the purpose of obtaining or retaining favorable treatment.

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

In addition, the engines used in our newer tractors are subject to emissions control regulations issued by the EPA. The regulations, which require progressive reductions in exhaust emissions from diesel engines, became more restrictive in 2010. On May 21, 2010, President Obama signed an executive memorandum directing the National Highway Traffic Safety Administration and the EPA to develop new, stricter fuel efficiency standards for heavy trucks, beginning in 2014. On August 9, 2011, the EPA released standards that will require an approximately 20% improvement in fuel economy by 2018 and reduced carbon-monoxide emissions. In December 2008, California adopted new performance requirements for diesel trucks, with targets to be met between 2011 and 2023, and California also has adopted aerodynamics requirements for certain trailers. These regulations, as well as proposed regulations or legislation related to climate change that potentially impose restrictions, caps, taxes, or other controls on emissions of greenhouse gas, could adversely affect our operations and financial results.  In addition, increasing efforts to control emissions of greenhouse gases are likely to have an impact on us. The EPA has announced a finding relating to greenhouse gas emissions that may result in promulgation of greenhouse gas emission limits. Compliance with such regulations has increased the cost of new tractors, could impair equipment productivity, lower fuel mileage, and increase our operating expenses.  These adverse effects, combined with the uncertainty as to the reliability of the new diesel engines and the residual values of these vehicles, could materially increase our costs or otherwise adversely affect our business or results of operations.

In December 2011, FMCSA released its final rule regulating driver hours-of-service. The rule retained the current 11 hour daily driving time limit, reduced the maximum number of hours a truck driver can work within a week from 82 hours to 70 hours, and expanded the 34-hour restart provision to require any restart period to include two consecutive off-duty periods from 1:00 a.m. to 5:00 a.m. Under the new rule, a driver can only use the 34-hour restart provision once per week. The final rule also limits the number of consecutive driving hours a truck driver can work to eight hours before requiring the driver to take a 30 minute break. Interstate motor carriers and drivers must comply with the final hours-of-service rule by July 1, 2013.

The FMCSA’s CSA initiative introduced a new enforcement and compliance model. Under CSA, drivers and fleets are evaluated and ranked based on certain safety-related standards, including standards related to the safety performance of the carrier's drivers.  Currently, we have exceeded the intervention threshold in one of the safety-related standards. As a result of these new regulations, including the expanded methodology for determining a carrier's DOT safety rating, there may be an adverse effect on our DOT safety rating.  A conditional or unsatisfactory DOT safety rating could adversely affect our business, because some of our customer contracts may require a satisfactory DOT safety rating. The new regulations may also result in a reduced number of eligible drivers.  If current or potential drivers are eliminated due to the Comprehensive Safety Analysis initiative, we may have difficulty attracting and retaining qualified drivers.

Additionally, the FMCSA proposed new rules in 2011 requiring nearly all carriers, including us, to install and use electronic, on-board recorders in our tractors to electronically monitor truck miles and enforce hours-of-service. These rules were vacated by the 7th U.S. Circuit Court of Appeals in September 2011, but the FMCSA has indicated that a revised rule mandating the use of electronic on-board recorders may be issued in 2013. We have installed electronic on-board recorders in all of our tractors. Our use of electronic on-board recorders and any additional regulations related to the use of electronic, on-board recorders could cause an increase in driver turnover, adverse information in litigation, and cost increases.

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

Our business is dependent on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control. Some of the most significant of these factors include excess tractor and trailer capacity in the trucking industry, declines in the resale value of used equipment, strikes or work stoppages, work slowdowns at our facilities or at customer, port, border crossing, or other shipping related facilities, increases in interest rates, fuel taxes, tolls, and license and registration fees, rising costs of healthcare, and fluctuations in foreign exchange rates.

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

A significant portion of our revenue is generated from our major customers. For 2012, our top 10 customers, based on revenue, accounted for approximately 24.4% of our revenue. We do not expect this percentage to change materially for 2013. Generally, we do not have long term contractual relationships with our major customers, and we cannot assure you that our customers will continue to use our services or that they will continue at the same levels. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

Our revenue growth may not continue at historical rates, which could adversely affect our stock price.

We experienced significant growth in revenue between 2002 and 2008. In light of the weakened economy and freight environment, our revenue for 2009 was less than the previous year, but from 2010 to 2012, our revenue has begun to rebound. We have taken strategic steps to offset portions of these revenue reductions by reducing costs and concentrating on increased fuel efficiency. We can provide no assurance that our operating margins will not be further adversely affected by these changes in economic conditions. Slower or less profitable growth could adversely affect our stock price.

Increases in driver compensation or difficulty in attracting and retaining drivers could affect our profitability and ability to grow.

The trucking industry experiences substantial difficulty in attracting and retaining qualified drivers, including independent contractors. In the past, because of the shortage of qualified drivers, the availability of alternative jobs, and intense competition for drivers from other trucking companies, we have faced difficulty increasing the number of our drivers and expect this to continue in the future. In addition, due to the recent economic conditions, including the cost of fuel, insurance, and tractors, the available pool of independent contractor drivers has been declining. Regulatory requirements, including the CSA initiatives (discussed below), recent revisions to the hours-of-service regulations (discussed below), and any improvement in the economy could further reduce the number of available drivers and force us to pay more to attract and retain drivers and independent contractors. Further, the compensation we offer our drivers and independent contractors is subject to market conditions, and we may find it necessary to increase driver and independent contractor compensation in future periods. In addition, we suffer from a high turnover rate of drivers; although our turnover rate is lower than the industry average. A high turnover rate requires us to continually recruit a substantial number of drivers in order to operate existing revenue equipment. If we are unable to continue to attract and retain a sufficient number of drivers and independent contractors, we could be required to adjust our compensation packages, let trucks sit idle, or operate with fewer trucks and face difficulty meeting shipper demands, all of which would adversely affect our growth and profitability.

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

The DOT, through the FMCSA, imposes safety and fitness regulations on us and our drivers.  In December 2011, FMCSA released its final rule on hours-of-service, which retained the current 11 hour daily driving time limit, reduced the maximum number of hours a truck driver can work within a week from 82 hours to 70 hours and expanded the 34-hour restart provision to require any restart period to include two consecutive off-duty periods from 1:00 a.m. to 5:00 a.m. Under the final rule, a driver can only use the 34-hour restart provision once per week. The final rule also limits the number of consecutive driving hours a truck driver can work to eight hours before requiring the driver to take a 30 minute break. Interstate motor carriers and drivers must comply with the final hours-of-service rule by July 1, 2013. We believe these modifications to the current rule may decrease productivity and could lead to a reduction in efficiency. The final rule may also require the retraining of current drivers and recruitment of new drivers, modification and acquisition of equipment, modification of computer systems, and reconfiguration of our shipping lanes.

The FMCSA's CSA initiative introduced a new enforcement and compliance model, which implements driver standards in addition to the carrier standards currently in place.  Under the new regulations, the methodology for determining a carrier's DOT safety rating will be expanded to include the on-road safety performance of the carrier's drivers. As a result of these new regulations, including the expanded methodology for determining a carrier's DOT safety rating, there may be an adverse effect on our DOT safety rating.  We currently have a satisfactory DOT rating, which is the highest available rating.  A conditional or unsatisfactory DOT safety rating could adversely affect our business because some of our customer contracts may require a satisfactory DOT safety rating, and a conditional or unsatisfactory rating could negatively impact or restrict our operations.

The FMCSA’s CSA implemented a new enforcement and compliance model that ranks both fleets and individual drivers on certain safety-related standards.  As discussed more fully below, recent CSA initiatives may reduce the number of eligible drivers and/or negatively impact our fleet ranking.

Additionally, the FMCSA proposed new rules in 2011 requiring nearly all carriers, including us, to install and use electronic, on-board recorders in our tractors to electronically monitor truck miles and enforce hours-of-service. These rules were vacated by the 7th U.S. Circuit Court of Appeals in September 2011, but the FMCSA has indicated that a revised rule mandating the use of electronic on-board recorders may be issued in 2013. We have installed electronic on-board recorders in all of our tractors. Our use of electronic on-board recorders and any additional regulations related to the use of electronic, on-board recorders could cause an increase in driver turnover, adverse information in litigation, and cost increases.

The EPA adopted emissions control regulations that require progressive reductions in exhaust emissions from diesel engines manufactured on or after October 1, 2002.  More stringent reductions became effective on January 1, 2007 for engines manufactured on or after that date, and further reductions became effective on January 1, 2010.  On May 21, 2010, President Obama signed an executive memorandum directing the National Highway Traffic Safety Administration and the EPA to develop new, stricter fuel efficiency standards for heavy trucks, beginning in 2014. On August 9, 2011, the EPA released standards that will require an approximately 20% improvement in fuel economy by 2018 and reduced carbon-monoxide emissions. Compliance with such regulations will increase the cost of new tractors, could impair equipment productivity and increase our operating expenses.  These adverse effects, combined with the uncertainty as to the reliability of the new diesel engines and the residual values of these vehicles, could materially increase our costs or otherwise adversely affect our business or operations.

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

CSA could adversely affect our profitability and operations, our ability to maintain or grow our fleet, and our customer relationships.

Under CSA, drivers and fleets are evaluated and ranked based on certain safety-related standards.  The methodology for determining a carrier’s DOT safety rating has been expanded to include the on-road safety performance of the carrier’s drivers. As a result, certain current and potential drivers may no longer be eligible to drive for us, our fleet could be ranked poorly as compared to our peers, and our safety rating could be adversely impacted.  Additionally, competition for drivers with favorable safety ratings may increase and thus provide for increases in driver related compensation costs.

Currently, we have exceeded the intervention threshold of one of the seven safety-related standards introduced under CSA. Based on this unfavorable rating, we may be prioritized for an intervention action or roadside inspection, either of which could adversely affect our results of operations. Failure to cure such deficiency, or the occurrence of future deficiencies could cause high-quality drivers to seek other carriers or could cause our customers to direct their business away from us and to carriers with higher fleet rankings, either of which would adversely affect our results of operations.

We may not make acquisitions in the future, or if we do, we may not be successful in our acquisition strategy.

We have made seventeen acquisitions since 1995. Accordingly, acquisitions have provided a substantial portion of our growth. There is no assurance that we will be successful in identifying, negotiating, or consummating any future acquisitions. If we fail to make any future acquisitions, our growth rate could be materially and adversely affected.

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

The truckload industry is capital intensive, and our policy of operating newer equipment requires us to expend significant amounts annually. If we elect to expand our fleet in future periods, our capital needs would increase. We expect to pay for projected capital expenditures with a combination of capital and operating leases, cash flows from operations, and borrowings under our line of credit. If we are unable to generate sufficient cash from operations and obtain financing on favorable terms in the future, we may have to limit our growth, enter into less favorable financing arrangements, or operate our revenue equipment for longer periods, any of which could have a materially adverse effect on our profitability.

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

Our success is dependent upon the success of our operations in Mexico and Canada, and we are subject to risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of the countries in which we do business, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and United States export and import laws, and social, political, and economic instability. Our international business could be adversely affected by restrictions on travel to any of our three countries of operations due to a health epidemic or outbreak, and any such epidemic or outbreak may adversely affect demand for freight.  Additional risks associated with our foreign operations, including restrictive trade policies and imposition of duties, taxes, or government royalties by foreign governments, are present but largely mitigated by the terms of NAFTA. The recent agreement permitting cross border movements for both United States and Mexican based carriers into the United States and Mexico presents additional risks in the form of increased competition and the potential for increased congestion on our cross border lanes. In addition, we could be subject to additional regulatory risks related to the use of Mexican drivers through our Mexico subsidiary for shipments into the United States.

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

In addition to direct regulation by the DOT and other agencies, we are subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, fuel storage tanks, air emissions from our vehicles and facilities, and discharge and retention of storm water. We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. We also maintain underground bulk fuel storage tanks and fueling islands at four of our facilities. A small percentage of our freight consists of low-grade hazardous substances, which subjects us to a wide array of regulations. If we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, or if we are found to be in violation of environmental laws or regulations, we could be subject to liabilities that could have a materially adverse effect on our business and operating results. If we should fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

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

On May 21, 2010, President Obama signed an executive memorandum directing the National Highway Traffic Safety Administration and the EPA to develop new, stricter fuel efficiency standards for heavy trucks, beginning in 2014. On August 9, 2011, the EPA released standards that will require an approximately 20% improvement in fuel economy by 2018 and reduced carbon-monoxide emissions. Compliance with such regulations will increase the cost of new tractors, could impair equipment productivity, lower fuel mileage, and increase our operating expenses.  These adverse effects, combined with the uncertainty as to the reliability of the new diesel engines and the residual values of these vehicles, could materially increase our costs or otherwise adversely affect our business or operations.

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

We are highly dependent upon the services of certain key employees, including, but not limited to: Stephen Russell, our Chairman of the Board and Chief Executive Officer; Paul Will, our Vice Chairman of the Board, President, and Chief Operating Officer; and Jonathan Russell, our President of Asset Light Business Units. Although we have an employment agreement with Mr. Stephen Russell and a separation agreement with Mr. Will and Mr. Jonathan Russell, the loss of their services could negatively impact our operations and future profitability.

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

There continues to be concern over the instability of the credit markets and the economy. If the economy and credit markets weaken further, our business, financial results, and results of operations could be materially and adversely affected, especially if consumer confidence declines and domestic spending decreases. Although we think it is unlikely given our current cash position, we may need to incur additional indebtedness or issue debt or equity securities in the future to fund working capital requirements, make investments, or for general corporate purposes. If the credit and equity markets erode further, our ability to do so may be constrained. Although some stability has returned to the equity markets, there still exists enough economic uncertainty that could cause the market price of our stock to be volatile.

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

We depend on the proper functioning and availability of our information systems and a system failure could cause a significant disruption to our business and have a materially adverse effect on our results of operations.

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

Item 1B.              Unresolved Staff Comments

None.

Item 2.                 Properties

We operate a network of 18 terminal locations, including facilities in Laredo and El Paso, Texas, which are the two largest inland freight gateway cities between the U.S. and Mexico. Our operating terminals currently are located in the following cities:

United States	Mexico	Canada
Dallas, TX (Owned)	Guadalajara (Leased)	Kitchener, ON (Leased)
El Paso, TX (Owned)	Mexico City (Leased)
Greensboro, NC (Leased)	Monterrey (Leased)
Hampton, VA (Leased)	Nuevo Laredo (Owned)
Indianapolis, IN (Owned)	Puebla (Leased)
Laredo, TX (Owned and Leased)	Queretaro (Leased)
Carlisle, PA (Owned)	San Luis Potosi (Leased)
Drums, PA (Leased)
Knoxville, TN (Owned)
Richmond, VA (Owned)

Our executive and administrative offices occupy four buildings located on 40 acres of property in Indianapolis, Indiana. The Indianapolis, Laredo, and Kitchener terminals include administrative functions, lounge facilities for drivers, parking, fuel, maintenance, and truck washing facilities. Both of our segments use the Indianapolis facility and we have adequate space for the functions performed at our headquarters. With the exception of the warehouses listed below which are utilized exclusively by our asset light business segment, all of our other owned and leased facilities are utilized primarily by our asset-based segment. We have warehouses for our asset light business unit in the following cities:

United States
Battleboro, NC (Leased)
Franklin, IN (Leased)
Janesville, WI (Leased)
Jonesville, IN (Owned)
Seymour, IN (Leased)

Item 3.                 Legal Proceedings

See discussion under "Cargo Liability, Insurance, and Legal Proceedings" in Item 1, and Note 8 to the consolidated financial statements, "Commitments and Contingencies."

Item 4.                 Mine Safety Disclosures
None

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol “CGI.”  The following table sets forth, for the periods indicated, the high and low sales price per share of our common stock as reported by  NYSE.

Fiscal 2011	High	Low
Quarter ended September 30, 2010	$16.80	$10.72
Quarter ended December 31, 2010	$16.02	$12.55
Quarter ended March 31, 2011	$16.49	$14.00
Quarter ended June 30, 2011	$16.80	$12.37

Fiscal 2012
Quarter ended September 30, 2011	$15.05	$8.26
Quarter ended December 31, 2011	$12.06	$8.18
Quarter ended March 31, 2012	$16.50	$11.75
Quarter ended June 30, 2012	$17.19	$14.31

On August 2, 2012, there were 339 holders of our common stock based upon the number of record holders on that date. However, we estimate our actual number of stockholders is much higher because a substantial number of our shares are held of record by brokers or dealers for their customers in street names.

Dividend Declaration and Policy

On July 30, 2012, our Board of Directors approved a regular cash dividend to shareholders for the quarter ending September 30, 2012.  The quarterly cash dividend of two cents ($0.02) per share of common stock will be payable on October 17, 2012 to shareholders of record at the close of business on October 5, 2012.  Our ability to pay cash dividends is currently limited by restrictions contained in our revolving credit facility. Future payments of cash dividends will depend on our financial condition, results of operations, capital commitments, restrictions under our then-existing debt agreements, and other factors our Board of Directors may consider relevant.

Item 6.                 Selected Financial Data

The statements of operations data and balance sheet data presented below have been derived from our consolidated financial statements and related notes thereto. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes thereto.  We have not restated our fiscal 2008 financial statements or reviewed our revenue equipment leases from that year to confirm the correct classification under ASC 840-10-25-14.  Given the age and relevance of the fiscal 2008 financial statements, the fact that the impact in fiscal 2009, 2010, and 2011 of our restatement was to increase the net property and equipment on our balance sheets and record the capitalized lease obligations as liabilities on our balance sheets, with no material impact on stockholders’ equity or net income, management determined that a restatement of the fiscal 2008 financials for purposes of including such information under this Item 6, Selected Financial Data, was not meaningful.  Accordingly, you should not rely on the fiscal 2008 financial information set forth in this Item 6 for any purpose.

	2012	2011	2010	2009	2008(5)
	(in thousands, except per share data and operating data)
Statements of Operations Data:
Freight revenue(1)	$475,116	$467,002	$451,509	$409,380	$457,482
Fuel surcharge revenue	123,836	101,247	77,109	82,182	108,413
Total revenue	598,952	568,249	528,618	491,562	565,895
Operating expense	552,193	537,463	508,786	475,653	547,097
Operating income	46,759	30,786	19,832	15,909	18,798
Interest expense, net	5,628	8,147	10,054	9,060	4,922
Other expense (income)	(412)	(4,785)	67	(227)	193
Income before income taxes	41,543	27,424	9,711	7,076	13,683
Provision for income taxes	16,007	12,162	5,785	4,820	7,147
Net income	$25,536	$15,262	$3,926	$2,256	$6,536
Diluted earnings per share	$1.12	$0.67	$0.18	$0.10	$0.29
Weighted average diluted shares outstanding	22,872	22,632	22,362	22,134	22,617

Balance Sheet Data (at end of period):
Net property and equipment	$370,456	$277,114	$321,281	$340,930	$206,199
Total assets	520,711	416,666	449,482	444,787	329,335
Long-term debt, revolving lines of credit, and capital lease obligations, including current maturities	230,571	147,703	207,540	223,536	102,506
Stockholders' equity	194,781	171,900	150,841	143,113	143,852

Operating Data:
For period(2):
Average revenue per loaded mile(3)	$1.535	$1.481	$1.407	$1.464	$1.503
Average revenue per total mile(3)	$1.367	$1.325	$1.267	$1.307	$1.348
Average revenue per tractor per week(3)	$2,869	$2,866	$2,843	$2,597	$2,956
Average length of haul (in miles)	886	913	889	907	935
At end of period:
Average seated line-haul tractors(4)	2,705	2,662	2,702	2,741	2,477
Average age of company tractors (in years)	1.5	1.9	1.5	1.5	1.8
Total trailers(4)	8,822	8,206	9,852	10,015	9,052
Average age of company trailers (in years)	2.8	5.5	5.7	5.0	4.1
__________________________

(1)	Freight revenue is total revenue less fuel surcharges
(2)
Unless otherwise indicated, operating data and statistics presented in this table and elsewhere in this report are for our truckload revenue and operations and exclude revenue and operations of TruckersB2B (in which we retain a minority interest following a disposition in February, 2011), our Mexican subsidiary, Servicio de Transportation Jaguar, S.A. de C.V. ("Jaguar"), and our less-than-truckload, local trucking, brokerage, and logistics.

(3)	Excludes fuel surcharges.
(4)	Total fleet, including equipment operated by Jaguar.
(5)	Fiscal Year 2008 is reported as originally filed

Item 7.                 Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Results and Fiscal Year-End Financial Condition

For the fiscal year ended June 30, 2012, total revenue increased 5.4%, to $599.0 million from $568.2 million during fiscal 2011. Freight revenue, which excludes revenue from fuel surcharges, increased 1.7%, to $475.1 million in fiscal 2012 from $467.0 million in 2011. We generated net income of $25.5 million, or $1.12 per diluted share, for fiscal 2012 compared with net income of $15.3 million, or $0.67 per diluted share, for fiscal 2011.

We believe that a slowly improving economy and decreased industry-wide trucking capacity in fiscal 2012 compared to fiscal 2011 were the major factors that contributed to our increase in net income.  Average freight revenue per loaded mile excluding fuel surcharge for 2012 increased 3.6% to $1.535 compared with $1.481 per mile in 2011. Average freight revenue per tractor per week was flat at $2,869 in 2012 compared with $2,866 for 2011, as an improvement in rates was partially offset by fewer miles per seated tractor. Our operating margin, excluding the effect of fuel surcharge (which is calculated as the percentage of operating expenses net of fuel surcharge over trucking revenue), improved to 90.2% for 2012 compared with 93.4% for 2011.

At June 30, 2012, our total balance sheet debt was $230.6 million and our total stockholders' equity was $194.8 million, for a total debt to capitalization ratio of 54.2%. At June 30, 2012, we had $99.6 million of available borrowing capacity under our revolving credit facility and $33.6 million of cash on hand.

Revenue

We generate substantially all of our revenue by transporting freight for our customers. Generally, we are paid by the mile or by the load for our services. We also derive revenue from fuel surcharges, loading and unloading activities, equipment detention, other trucking related services, and warehousing services. The main factors that affect our revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, the number of tractors operating, and the number of miles we generate with our equipment. These factors relate to, among other things, the U.S. economy, inventory levels, the level of truck capacity in our markets, specific customer demand, the percentage of team-driven tractors in our fleet, driver availability, and our average length of haul.

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

Revenue Equipment

We operate 2,909 tractors and 8,822 trailers. Of our tractors at June 30, 2012, 937 were owned, 307 were acquired under operating leases, 1,273 were acquired under capital leases, and 392 were provided by independent contractors, who own and drive their own tractors. Of our trailers at June 30, 2012, 1,546 were owned, 1,434 were acquired under operating leases, and 5,842 were acquired under capital leases.

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

Independent contractors provide a tractor and a driver and are responsible for all operating expenses in exchange for a fixed payment per mile. When utilizing independent contractors, we do not have the capital outlay of purchasing the tractors. The payments to independent contractors are recorded in purchased transportation and the payments for equipment under operating leases are recorded in revenue equipment rentals. Expenses associated with independent contractors, such as interest, depreciation, driver compensation, fuel, and other expenses are not incurred by the Company. Because obtaining equipment from independent contractors and through operating leases effectively shifts these expenses from interest to "above the line" operating expenses, we evaluate our efficiency using our operating ratio as well as income before income taxes.

Outlook

Looking forward, our profitability goal is to achieve and maintain an operating ratio of less than 90%.  We expect this to require improvements in rate per mile and miles per tractor and decreased non-revenue miles.  Because a large percentage of our costs are variable, changes in revenue per mile affect our profitability to a greater extent than changes in miles per tractor.  For fiscal 2013, the key factors that we expect to have the greatest effect on our profitability are our freight revenue per tractor per week (which will be affected by the general freight environment, including the balance of freight demand and industry-wide trucking capacity), our compensation of drivers, our cost of revenue equipment (particularly in light of the 2010 EPA engine requirements), our fuel costs, and our insurance and claims.  We will seek to continue our strategy of engaging in targeted acquisitions to enhance our operations, and we plan to continue acquiring new equipment to reduce the average age of our fleet. To overcome cost increases and improve our margins, we will need to achieve increases in freight revenue per tractor.  Operationally, we will seek improvements in safety, driver recruiting, and retention.  Our success in these areas primarily will affect revenue, driver-related expenses, and insurance and claims expense.

Results of Operations

The following tables set forth the percentage relationship of revenue and expense items to operating and freight revenue for the periods indicated.

	Fiscal year ended June 30,
	2012	2011	2010
Operating revenue	100%	100%	100.0%
Operating expenses:
Salaries, wages, and employee benefits	26.5	26.4	29.5
Fuel	26.1	24.4	23.7
Purchased transportation	18.2	18.8	15.6
Revenue equipment rentals	1.0	0.3	0.7
Operations and maintenance	6.5	7.2	6.9
Insurance and claims	2.3	3.2	3.2
Depreciation and amortization	7.9	10.0	11.4
Cost of products and services sold	---	0.6	1.1
Communication and utilities	0.7	0.7	0.9
Operating taxes and licenses	1.7	1.7	1.9
General and other operating	1.2	1.3	1.3

Total operating expenses	92.2	94.6	96.2

Operating income	7.8	5.4	3.8
Other expense:
Interest expense, net	0.9	1.4	2.0
Other expense (income), net	(0.0)	(0.8)	---

Income before income taxes	6.9	4.8	1.8
Provision for income taxes	2.7	2.1	1.1

Net income	4.3%	2.7%	0.7%

Freight revenue(1)	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and employee benefits	33.5	32.2	34.6
Fuel	6.8	8.0	10.6
Purchased transportation	22.9	22.8	18.3
Revenue equipment rentals	1.3	0.3	0.8
Operations and maintenance	8.3	8.8	8.1
Insurance and claims	2.9	3.9	3.8
Depreciation and amortization	9.9	12.2	13.3
Cost of products and services sold	---	0.8	1.3
Communication and utilities	0.9	0.9	1.1
Operating taxes and licenses	2.2	2.1	2.2
General and other operating	1.5	1.4	1.5

Total operating expenses	90.2	93.4	95.6

Operating income	9.8	6.6	4.4
Other expense:
Interest expense, net	1.2	1.8	2.2
Other expense (income), net	(0.1)	(1.1)	---

Income before income taxes	8.7	5.9	2.2
Provision for income taxes	3.4	2.6	1.3

Net income	5.4%	3.3%	0.9%

(1)
Freight revenue is total operating revenue less fuel surcharges. In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense. The amounts were $123.8 million, $101.2 million, and $77.1 million in fiscal 2012, 2011, and 2010, respectively.

Fiscal year ended June 30, 2012, compared with fiscal year ended June 30, 2011

Total revenue increased by $30.8 million, or 5.4%, to $599.0 million for fiscal 2012, from $568.2 million for fiscal 2011. Freight revenue increased by $8.1 million, or 1.7%, to $475.1 million for fiscal 2012, from $467.0 million for fiscal 2011. This increase was primarily attributable to an increase in freight rates, due to the slowly recovering economy and reduced capacity. Average freight revenue per loaded mile, excluding fuel surcharge, increased to $1.367 in fiscal 2012 from $1.325 for fiscal 2011, or 3.2%.  These increases were partially offset by a decrease in loaded miles to 244.2 million in fiscal 2012, compared to 248.5 million in fiscal 2011. We expect our freight rates to maintain an upward trend through the end of the calendar year as industry capacity continues to tighten.

Fuel surcharge revenue increased to $123.8 million from $101.2 million for fiscal 2012 and 2011, respectively.  Fuel surcharge increased as cost per gallon of fuel increased offset slightly by a decrease in loaded miles throughout the year.

Revenue for our asset-light segment increased to $42.2 million in fiscal 2012 compared to $40.7 million in fiscal 2011, or 3.7%. The increase is primarily related to increased revenues in our warehousing services.  TruckersB2B was sold into a joint venture in February 2011. Therefore, TruckersB2B is recorded as minority interest in Other (income) expense only for March 2011 through June 2011, which does not reflect revenue or operating expenses in the consolidated Statement of Operations.  Truckers B2B is recorded as minority interest in Other (income) for all of fiscal 2012.

Salaries, wages, and employee benefits were $158.9 million, or 33.5% of freight revenue, for fiscal 2012, compared to $150.2 million, or 32.2% of freight revenue, for fiscal 2011. This increase in salaries, wages, and benefits is largely due to increased administrative salaries, driver payroll, recruiting expense, and medical benefits expense.  Driver payroll increased in the current year as a result of an increase in company driver miles and a decrease in independent contractor miles, in comparison to the prior year.

Fuel expenses, net of fuel surcharge revenue of $123.8 million and $101.2 million for fiscal 2012 and fiscal 2011, respectively, decreased to $32.4 million, or 6.8% of freight revenue, for fiscal 2012, compared to $37.3 million, or 8.0% of freight revenue, for fiscal 2011.  These decreases were attributable to higher freight and fuel surcharge revenue as noted above.  Gallons purchased for the year were consistent with the prior year, while average fuel prices increased 13.7% to $3.90 per gallon for fiscal 2012, from $3.43 per gallon for fiscal 2011.  We expect that our continued efforts to reduce idling operate more fuel-efficient tractors will continue to have a positive impact on our miles per gallon; however, we expect this positive impact to be partially offset by increasing fuel costs per gallon, lower fuel economy on EPA-mandated new engines, and the use of more costly ultra-low sulfur diesel fuel.

Purchased transportation increased to $108.9 million, or 22.9% of freight revenue, for fiscal 2012, from $106.7 million, or 22.8% of freight revenue, for fiscal 2011.  The increase is primarily related to increases in our third party services for brokerage and intermodal transportation as we continue to develop and increase those offerings.  Offsetting these increases was a decrease in independent contractor settlements. The number of independent contractors decreased to 392 at June 30, 2012, compared with 423 at June 30, 2011. .  Independent contractors are drivers who cover all of their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile.  Going forward, depending on outside factors such as the freight environment confronting our industry and the strength of the U.S. economy, in general, we may decide to increase the number of independent contractors we engage.  Accordingly, to the extent we increase the number of independent contractors in our fleet and continue to increase our purchased transportation for brokerage and intermodal transportation, we expect purchased transportation to increase as well.

Operations and maintenance consist of direct operating expense, maintenance, physical damage, and tire expense. This category decreased to $39.2 million, or 8.2% of freight revenue, for fiscal 2012, from $41.1 million, or 8.8% of freight revenue, for fiscal 2011. The decrease in fiscal 2012 is primarily related to a decrease in average tractor age to 1.5 years and average trailer age to 2.8 years, as well as a decrease in costs associated with tractor maintenance as tractors covered under warranty have increased, and lower tire expense as we continued to refresh our fleets. We expect our operations and maintenance expense to be similar to the current level going forward, subject to implementation of CSA requirements that may impact these expenses.

Insurance and claims expense decreased to $13.9 million, or 2.9% of freight revenue, for fiscal 2012, compared to $18.2 million, or 3.9% of freight revenue for fiscal 2011.  Insurance consists of premiums for liability, physical damage, cargo, and workers' compensation insurance.  These decreases are attributable to a decrease in liability claims, workers' compensation claims, and cargo claims expense, due to a decrease in the number and/or severity of claims reported including loss development.  Our insurance program involves self-insurance at various risk retention levels.  Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate.  We accrue for the uninsured portion of claims based on known claims and historical experience.  We continually review and revise our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume.  We expect our insurance and claims expense to be consistent with historical average amounts going forward. However, this category will vary based upon the frequency and severity of claims, the level of self-insurance, and premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased to $47.2 million, or 9.9% of freight revenue, in fiscal 2012 from $57.0 million, or 12.2% of freight revenue, for fiscal 2011. These decreases are related to lower tractor depreciation expenses and an increase in the gains recognized on the sale of equipment in fiscal 2012 compared to gains recognized on sales in fiscal 2011, partially offset by an increase in trailer depreciation. Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases.

All of our other expenses are relatively minor in amount, and there were no significant changes in these expenses. Accordingly, we have not provided a detailed discussion of such expenses.

Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, increased to 8.7% of freight revenue for fiscal 2012, from 5.9% for fiscal 2011.

Income taxes increased to $16.0 million for fiscal 2012, from $12.2 million for fiscal 2011, resulting from a higher pre-tax income. Due to the non-deductible effects of our driver per diem pay structure, our tax rate will fluctuate from the 35% standard federal rate, in future periods as net income fluctuates.  Going forward, we expect our effective tax rate will be approximately 39% to 40%.

As a result of the factors described above, net income increased to $25.5 million for fiscal 2012, from $15.3 million for fiscal 2011.

Fiscal year ended June 30, 2011, compared with fiscal year ended June 30, 2010

Total revenue increased by $39.6 million, or 7.5%, to $568.2 million for fiscal 2011, from $528.6 million for fiscal 2010. Freight revenue increased by $15.5 million, or 3.4%, to $467.0 million for fiscal 2011, from $451.5 million for fiscal 2010. This increase was primarily attributable to an increase in freight rates, due to the slowly recovering economy and reduced capacity. Average freight revenue per total mile, excluding fuel surcharge, increased to $1.326 in fiscal 2011 from $1.267 for fiscal 2010, or 4.7%. These increases were partially offset by a decrease in billed miles to 248.5 million in fiscal 2011, compared to 263.6 million in fiscal 2010. Average freight revenue per seated tractor per week increased to $2,868 in fiscal 2011, from $2,846 for fiscal 2010, as a result of an increase in freight rates. Our freight rates improved throughout the fiscal 2011 year.

Fuel surcharge revenue increased to $101.2 million from $77.1 million for fiscal 2011 and 2010, respectively.

Revenue for our asset-light segment increased to $40.7 million in fiscal 2011 compared to $37.2 million in fiscal 2010, or 9.4%. Warehousing, LTL, and brokerage revenues were up in fiscal 2011. TruckersB2B decreased in fiscal 2011 as the subsidiary was sold into a joint venture in February 2011. Therefore, TruckersB2B is recorded as minority interest in Other (income) expense only for March 2011 through June 2011, which does not reflect revenue or operating expenses in the consolidated Statement of Operations.

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

Purchased transportation increased to $106.7 million, or 22.8% of freight revenue, for fiscal 2011, from $82.6 million, or 18.3% of freight revenue, for fiscal 2010.  The majority of this increase is related to increased miles and increased fuel surcharge paid to our independent contractor fleet as part of the independent contractor fixed payment.  The number of independent contractors increased to 423 at June 30, 2011, compared with 411 at June 30, 2010.  Independent contractors are drivers who cover all of their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile.  In addition, our brokerage and intermodal expenses are increasing year over year as we continue to develop and increase those offerings.

Operations and maintenance consist of direct operating expense, maintenance, physical damage, and tire expense. This category increased to $41.1 million, or 8.8% of freight revenue, for fiscal 2011, from $36.6 million, or 8.1% of freight revenue, for fiscal 2010. The dollar increase in fiscal 2011 is related to an increase in costs associated with tractor maintenance from the new CSA 2010 implementation and as tractors covered under warranty have declined, and tire expense increased.

Insurance and claims expense increased to $18.2 million, or 3.9% of freight revenue, for fiscal 2011, compared to $17.1 million, or 3.8% of freight revenue for fiscal 2010.  Insurance consists of premiums for liability, physical damage, cargo, and workers' compensation insurance.  These increases are attributable to an increase in liability claims and cargo claims expense, due to an increase in the number and/or severity of claims reported including loss development.  Our insurance program involves self-insurance at various risk retention levels.  Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate.  We accrue for the uninsured portion of claims based on known claims and historical experience.  We continually review and revise our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume.

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

Liquidity and Capital Resources

Trucking is a capital-intensive business. We require cash to fund our operating expenses (other than depreciation and amortization), to make capital expenditures and acquisitions, and to repay debt, including principal and interest payments. Other than ordinary operating expenses, we anticipate that capital expenditures for the acquisition of revenue equipment will constitute our primary cash requirement over the next twelve months. We frequently consider potential acquisitions, and if we were to consummate an acquisition, our cash requirements would increase and we may have to modify our expected financing sources for the purchase of tractors. Subject to any required lender approval, we may make additional acquisitions, although we do not have any specific acquisition plans at this time. Our principal sources of liquidity are cash generated from operations, bank borrowings, capital and operating lease financing of revenue equipment, and proceeds from the sale of used revenue equipment.  At June 30, 2012, our total balance sheet debt, including capital lease obligations, and current maturities, was $230.6 million, compared to $147.7 million at June 30, 2011.

As of June 30, 2012, we had on order 442 tractors for delivery through fiscal 2013. We also had on order 640 trailers for delivery through fiscal 2013. These revenue equipment orders represent a capital commitment of approximately $63.6 million, before considering the proceeds of equipment dispositions. In fiscal 2013, we expect to purchase our new tractors with both cash generated from operations and leases. We expect to make significant capital expenditures during the first half of fiscal 2013 to continue refreshing our fleet and reducing the average age of our equipment. We expect that capital expenditures in the second half of fiscal 2013 will decrease as we reach our fleet modernization goals.

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

Cash Flows

We generated net cash from operating activities of $77.1 million in fiscal 2012, $70.1 million in fiscal 2011, and $76.2 million in fiscal 2010. The increase in net cash provided by operations in fiscal 2012 from fiscal 2011 is due primarily to the increase in net income.

Net cash provided by investing activities was $18.5 million for fiscal 2012, and $20.5 million for fiscal 2011, and net cash used in investing activities of $0.7 million for fiscal 2010.  The outflows of investing cash flow are a result of cash used for acquisitions and purchasing equipment, offset by cash provided by disposal and sale of equipment.  Capital expenditures primarily for tractors and trailers totaled $95.5 million in fiscal 2012, $32.2 million in fiscal 2011, and $39.4 million in fiscal 2010. We generated proceeds from the sale of property and equipment of $155.5 million in fiscal 2012, $47.7 million in fiscal 2011, and $38.7 million in fiscal 2010.

Net cash used in financing activities was $86.9 million in fiscal 2012, $86.5 million in fiscal 2011, and $55.0 million in fiscal 2010. Financing activity consists primarily of bank borrowings (new borrowings, net of repayments) and payment of the principal component of capital lease obligations.

Primary Credit Agreement

On December 7, 2010, the Company entered into a new $50 million five-year revolving credit facility agented by Bank of America, N.A. The facility refinanced the Company's previous credit facility and provides for ongoing working capital needs and general corporate purposes. Bank of America, N.A. served as the lead arranger in the facility and Wells Fargo Bank, N.A. also participated in the new facility.  On August 29, 2011, we increased our credit facility to $100.0 million and reset the term. The facility provides for ongoing working capital needs and general corporate purposes. At June 30, 2012, we were authorized to borrow up to $100.0 million under this revolving line of credit, which expires August 29, 2016. The applicable interest rate under this agreement is based on either a base rate equal to Bank of America, N.A.'s prime rate or LIBOR plus an applicable margin between 0.75% and 1.125% that is adjusted quarterly based on the Company's lease adjusted total debt to EBITDAR ratio. At June 30, 2012, we did not have an outstanding balance related to our credit facility and $0.4 million utilized for letters of credit. The agreement is collateralized by the assets of all the U.S. and Canadian subsidiaries of the Company. We are obligated to comply with certain financial covenants under our credit agreement and we were in compliance with these covenants at June 30, 2012.

Contractual Obligations and Commitments

As of June 30, 2012, our bank loans, capitalized leases, operating leases, other debts, and future commitments have stated maturities or minimum annual payments as follows:

	Cash Requirements as of June 30, 2012 (in thousands) Payments Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years

Operating leases	$27,602	$7,732	$11,408	$5,096	$3,366
Lease residual value guarantees	25,942	2,086	13,879	---	9,977
Capital lease obligations(1)	245,137	49,584	112,789	24,559	58,205

Sub-total	298,681	59,402	138,076	29,655	71,548

Future purchase of revenue equipment	63,553	55,950	1,236	1,236	5,131
Employment and consulting agreements(2)	700	700	---	---	---
Standby letters of credit	438	438	---	---	---

Total contractual and cash obligations	$363,372	$116,490	$139,312	$30,891	$76,679

(1)	Includes interest.
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

The engines used in our tractors are subject to emissions control regulations, which have substantially increased our operating expenses since additional and more stringent regulation began in 2002.  As of June 30, 2012, our tractor fleet has engines compliant with stricter regulations regarding emissions that became effective in 2010. Compliance with such regulations is expected to increase the cost of new tractors and could impair equipment productivity, lower fuel mileage, and increase our operating expenses. These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations as the regulations impact our business through new tractor purchases.

Fluctuations in the price or availability of fuel, as well as hedging activities, surcharge collection, the percentage of freight we obtain through brokers, and the volume and terms of diesel fuel purchase commitments may increase our costs of operation, which could materially and adversely affect our profitability.  We impose fuel surcharges on substantially all accounts. These arrangements may not fully protect us from fuel price increases and also may result in us not receiving the full benefit of any fuel price decreases. As of June 30, 2012, we had up to 11% of our estimated fuel purchases hedged through December 2012. With the use of these hedges and any additional future hedges, we may be forced to make cash payments under the hedging arrangements. Based on current market conditions, we have decided to limit our hedging and purchase commitments, but we continue to evaluate such measures. The absence of meaningful fuel price protection through these measures could adversely affect our profitability and results of operation.

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

Derivative Instruments and Hedging Activity. We use derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates and fuel prices.  Derivative financial instruments related to currency exchange rates and heating oil (fuel prices) include forward purchase and sale agreements which generally have terms no greater than 18 months.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05"), which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.    In December 2011, the FASB issued ASU No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05" ("ASU 2011-12"). ASU 2011-12 defers the requirement in ASU 2011-05 to present reclassification adjustments for each component of accumulated other comprehensive income ("AOCI") in both other comprehensive income and net income on the face of the financial statements and the presentation of reclassification adjustments is not required in interim periods. We expect to continue to present amounts reclassified out of AOCI on the face of the financial statements or disclose those amounts in the notes to the financial statements. The effective dates of ASU 2011-12 are consistent with the effective dates of ASU 2011-05, which is effective for us on July 1, 2012. Although adopting the guidance will not impact our accounting for comprehensive income (loss), it will affect our presentation of components of comprehensive income (loss) by eliminating the historical practice of showing these items within our consolidated statements of stockholders' equity.

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

Interest Rate Risk. We are exposed to interest rate risk principally from our primary credit facility.  The credit facility carries a maximum variable interest rate based on either a base rate equal to the greater of the Bank of America, N.A.'s prime rate or LIBOR plus an applicable margin between 0.75% and 1.125% that is adjusted quarterly based on the Company's lease adjusted total debt to EBITDAR ratio. At June 30, 2012, we did not have any variable rate term loan borrowings outstanding under the credit facility. A hypothetical 10% increase in the bank's base rate and LIBOR would be immaterial to our net income.

Foreign Currency Exchange Rate Risk. We are subject to foreign currency exchange rate risk, specifically in connection with our Canadian operations. While virtually all of the expenses associated with our Canadian operations, such as independent contractor costs, company driver compensation, and administrative costs, are paid in Canadian dollars, a significant portion of our revenue generated from those operations is billed in U.S. dollars because many of our customers are U.S. shippers transporting goods to or from Canada. As a result, increases in the Canadian dollar exchange rate could adversely affect the profitability of our Canadian operations. Assuming revenue and expenses for our Canadian operations identical to the year ended June 30, 2012 (both in terms of amount and currency mix), we estimate that a $0.01 increase in the Canadian dollar exchange rate would reduce our annual net income by approximately $162,000.  We currently do not have Canadian dollar exchange contracts outstanding.

While virtually all of the expenses associated with our Mexican operations, such as independent contractor costs, company driver compensation, and administrative costs, are paid in Mexican pesos, a significant portion of our revenue generated from those operations is billed in U.S. dollars because many of our customers are U.S. shippers transporting goods to or from Mexico. As a result, a decrease in the value of the Mexican peso could adversely affect our consolidated results of operations. Assuming revenue and expenses for our Mexican operations identical to the year ended June 30, 2012 (both in terms of amount and currency mix), we estimate that a $0.01 decrease in the Mexican peso exchange rate would reduce our annual net income by approximately $200,000. We currently have contracts for 6.0 million Mexican pesos per month through June 2013.  Derivative gains/(losses), initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.

Commodity Price Risk. Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability. Fuel is subject to economic, political, and market factors that are outside of our control. Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through the collection of fuel surcharges. However, fuel surcharges do not always fully offset increases in fuel prices. In addition, from time-to-time we may enter into derivative financial instruments to reduce our exposure to fuel price fluctuations. As of June 30, 2012, we had up to 11% of our estimated fuel purchases hedged through December 2012. Based on our expected fuel consumption for 2013, a 10% change in the related price of heating oil or diesel per gallon would not have a material financial impact, assuming no further changes to our fuel hedging program or our fuel surcharge recovery.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Celadon Group, Inc.:

We have audited the accompanying consolidated balance sheets of Celadon Group, Inc. and subsidiaries (the "Company") as of June 30, 2012 and 2011, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the years in the three-year period ended June 30, 2012. In connection with our audits of the consolidated financial statements, we have also audited the financial statement Schedule II. We also have audited the Company's internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celadon Group, Inc. and subsidiaries as of June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, Celadon Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG, LLP
Indianapolis, Indiana
September 7, 2012

CELADON GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended June 30, 2012, 2011, and 2010
(Dollars and shares in thousands, except per share amounts)

	2012	2011	2010
Revenue:
Freight revenue	$475,116	$467,002	$451,509
Fuel surcharges	123,836	101,247	77,109
Total revenue	598,952	568,249	528,618

Operating expenses:
Salaries, wages, and employee benefits	158,948	150,156	156,025
Fuel	156,207	138,470	125,174
Purchased transportation	108,866	106,676	82,609
Revenue equipment rentals	5,986	1,559	3,694
Operations and maintenance	39,189	41,108	36,628
Insurance and claims	13,899	18,239	17,053
Depreciation and amortization	47,214	56,979	60,053
Cost of products and services sold	---	3,537	5,947
Communications and utilities	4,292	4,157	4,828
Operating taxes and licenses	10,308	9,854	9,788
General and other operating	7,284	6,728	6,987
Total operating expenses	552,193	537,463	508,786

Operating income	46,759	30,786	19,832

Other (income) expense:
Interest expense	5,684	8,210	10,127
Interest income	(56)	(63)	(73)
Income from sale of majority interest in subsidiary	---	(4,142)	---
Other (income) expense, net	(412)	(643)	67
Income before income taxes	41,543	27,424	9,711
Provision for income taxes	16,007	12,162	5,785
Net income	$25,536	$15,262	$3,926

Earnings per common share:
Diluted earnings per share	$1.12	$0.67	$0.18
Basic earnings per share	$1.15	$0.69	$0.18
Weighted average shares outstanding:
Diluted	22,872	22,632	22,362
Basic	22,264	22,099	21,888

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2012 and 2011
(Dollars and shares in thousands except par value amounts)

ASSETS	2012	2011

Current assets:
Cash and cash equivalents	$33,646	$25,673
Trade receivables, net of allowance for doubtful accounts of $1,007 and $1,045 in 2012 and 2011, respectively	67,615	64,723
Prepaid expenses and other current assets	10,910	14,403
Tires in service	1,805	6,594
Equipment held for resale	7,908	---
Deferred income taxes	4,160	3,940
Total current assets	126,044	115,333
Property and equipment	483,327	418,698
Less accumulated depreciation and amortization	112,871	141,584
Net property and equipment	370,456	277,114
Tires in service	2,487	2,914
Goodwill	16,702	16,702
Investment in joint venture	3,491	2,902
Other assets	1,531	1,701
Total assets	$520,711	$416,666

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$7,734	$10,475
Accrued salaries and benefits	13,854	13,192
Accrued insurance and claims	10,138	13,360
Accrued fuel expense	4,896	11,113
Other accrued expenses	19,044	15,729
Income taxes payable	1,483	1,778
Current maturities of capital lease obligations	45,135	75,521
Total current liabilities	102,284	141,168
Capital lease obligations, net of current maturities	185,436	72,182
Deferred income taxes	38,210	31,416
Stockholders' equity:
Common stock, $0.033 par value, authorized 40,000 shares; issued and outstanding 23,984 and 23,887 shares at June 30, 2012 and 2011, respectively	791	788
Treasury stock at cost; 1,155 and 1,364 shares at June 30, 2012 and 2011, respectively	(7,966)	(9,408)
Additional paid-in capital	101,154	99,906
Retained earnings	105,765	81,566
Accumulated other comprehensive loss	(4,963)	(952)
Total stockholders' equity	194,781	171,900
Total liabilities and stockholders' equity	$520,711	$416,666

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30, 2012, 2011, and 2010
(Dollars in thousands)

	2012	2011	2010

Cash flows from operating activities:
Net income	$25,536	$15,262	$3,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,777	58,304	59,543
(Gain) / loss on sale of equipment	(8,221)	(1,149)	590
Deferred income taxes	6,627	(1,053)	(1,514)
Provision for doubtful accounts	10	196	263
Stock based compensation expense	2,483	2,382	3,364
Gain from sale of majority interest in subsidiary	---	(4,142)	---
Changes in assets and liabilities:
Trade receivables	(3,124)	(3,141)	(8,249)
Income tax payable	(410)	(1,077)	2,096
Tires in service	5,205	(2,634)	(920)
Prepaid expenses and other current assets	2,631	(1,007)	5,828
Other assets	(910)	(440)	502
Accounts payable and accrued expenses	(8,510)	8,583	10,751
Net cash provided by operating activities	77,094	70,084	76,180
Cash flows from investing activities:
Purchase of property and equipment	(95,457)	(32,152)	(39,429)
Proceeds on sale of property and equipment	155,528	47,689	38,731
Proceeds from sale of majority interest in subsidiary	---	5,000	---
Purchase of available for sale securities	(4,661)	---	---
Sale of securities	4,922	---	---
Purchase of businesses	(41,856)	---	---
Net cash provided by ( used in) investing activities	18,476	20,537	(698)
Cash flows from financing activities:
Proceeds from issuance of common stock	548	521	---
Payments on long-term debt	---	(380)	(6,600)
Dividends paid	(1,337)	---	---
Principal payments on capital lease obligations	(86,115)	(86,690)	(48,408)
Net cash used in financing activities	(86,904)	(86,549)	(55,008)
Effect of exchange rates on cash and cash equivalents	(693)	340	(76)
Increase in cash and cash equivalents	7,973	4,412	20,398
Cash and cash equivalents at beginning of year	25,673	21,261	863
Cash and cash equivalents at end of year	$33,646	$25,673	$21,261
Supplemental disclosure of cash flow information:
Interest paid	$5,683	$8,219	$10,178
Income taxes paid	$10,692	$14,670	$6,648
Obligations incurred under capital lease	$168,983	$30,289	$31,470

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended June 30, 2012, 2011, and 2010
(Dollars in thousands, except share amounts)

	Common Stock No. of Shares Outstanding	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity

Balance at June 30, 2009	22,096,432	$787	$97,030	$(12,025)	$62,859	$(5,562)	$143,089

Net income	---	---	---	---	3,926	---	3,926
Equity adjustments for foreign currency translation, net of tax	---	---	---	---	(482)	1,736	1,254
Comprehensive income (loss)	---	---	---	---	3,444	1,736	5,180
Treasury stock issued	---	---	(700)	864	---	---	164
Restricted stock and options expense	156,464	1	2,350	---	---	---	2,351
Exercise of incentive stock options	14,125	---	(40)	97	---	---	57
Balance at June 30, 2010	22,267,021	$788	$98,640	$(11,064)	$66,303	$(3,826)	$150,841

Net income	---	---	---	---	15,262	---	15,262
Equity adjustments for foreign currency translation, net of tax	---	---	---	---	1	2,874	2,875
Comprehensive income	---	---	---	---	15,263	2,874	18,137
Treasury stock issued	---	---	(1,013)	993	---	---	(20)
Restricted stock and options expense	159,083	---	2,402	---	---	---	2,402
Exercise of incentive stock options	96,133	---	(123)	663	---	---	540
Balance at June 30, 2011	22,522,237	$788	$99,906	$(9,408)	$81,566	$(952)	$171,900

Net income	---	---	---	---	25,536	---	25,536
Equity adjustments for foreign currency translation, net of tax	---	---	---	---	---	(4,011)	(4,011)
Comprehensive income					25,536	(4,011)	21,525
Treasury stock issued	---	---	(1,047)	1,048	---	---	1
Restricted stock and options expense	249,840	3	2,141	---	---	---	2,144
Dividends paid	---	---	---	---	(1,337)	---	(1,337)
Exercise of incentive stock options	57,233	---	154	394	---	---	548
Balance at June 30, 2012	22,829,310	$791	$101,154	$(7,966)	$105,765	$(4,963)	$194,781

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012, 2011 and 2010

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade receivables. The Company performs ongoing credit evaluations of its customers and does not require collateral for its accounts receivable. The Company maintains reserves which management believes are adequate to provide for potential credit losses. Uncollectible accounts receivable are written off against the reserves. Concentrations of credit risk with respect to trade receivables are generally limited due to the Company's large number of customers and the diverse range of industries which they represent. Accounts receivable balances due from any single customer did not total more than 5% of the Company's gross trade receivables at June 30, 2012.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012, 2011 and 2010

Property and Equipment

Property and equipment are stated at cost. Property and equipment under capital leases are stated at fair value at the inception of the lease.

Depreciation of property and equipment and amortization of assets under capital leases are computed using the straight-line method and are based on the lesser of the life of the lease or the estimated useful lives of the related assets (net of salvage value) as follows:

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

Goodwill

The consolidated balance sheets at June 30, 2012 and 2011 included goodwill of acquired businesses of approximately $16.7 million. These amounts have been recorded as a result of business acquisitions accounted for under the purchase method of accounting. Under ASC Topic 350-20, goodwill is not amortized but is tested for impairment annually (or more often, if an event or circumstance indicates that an impairment loss has been incurred). On April 1, 2012, we completed our most recent qualitative annual impairment test (under ASU 2010-28) for the fiscal year and concluded that there was no indication of impairment.

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

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012, 2011 and 2010

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources, are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Revenue Recognition

Trucking revenue and related direct costs are recognized on the date freight is delivered by the Company to the customer and collectability is reasonably assured. Prior to commencement of shipment, the Company will negotiate an agreed upon price for services to be rendered.

Advertising

Advertising costs are expensed as incurred by the Company. Advertising expense primarily consists of recruiting for new drivers.  Advertising expenses for fiscal 2012, 2011, and 2010 were $2.2 million, $1.7 million, and $1.0 million, respectively, and are included in salaries, wages, and employee benefits and other operating expenses in the Consolidated Statements of Operations.

Income Taxes

Deferred taxes are recognized for tax loss and credit carry forwards and the future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting, based on enacted tax laws and rates. Federal income taxes are provided on the portion of the income of foreign subsidiaries that is expected to be remitted to the United States.

The Company follows ASC Topic 740-10-25 in Accounting for Uncertainty in Income Taxes.  ASC 740-10-25 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Accounting for Derivatives

The Company had derivative financial instruments in place to reduce exposure to fuel price fluctuations and currency exposure for Canadian Dollars and Mexican Pesos in fiscal 2012 and 2011.  Derivative gains/(losses), initially reported as a component of other comprehensive income with an offset to accrued liabilities or other assets, are reclassified to earnings in the period when the forecasted transaction affects earnings.  ASC Topic 815, Derivatives and Hedging, requires that all derivative instruments be recorded on the balance sheet at their respective fair values.

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

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012, 2011 and 2010

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

Recent Accounting Pronouncements

                In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05"), which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  In December 2011, the FASB issued ASU No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05" ("ASU 2011-12"). ASU 2011-12 defers the requirement in ASU 2011-05 to present reclassification adjustments for each component of accumulated other comprehensive income ("AOCI") in both other comprehensive income and net income on the face of the financial statements and the presentation of reclassification adjustments is not required in interim periods. We expect to continue to present amounts reclassified out of AOCI on the face of the financial statements or disclose those amounts in the notes to the financial statements. The effective dates of ASU 2011-12 are consistent with the effective dates of ASU 2011-05, which is effective for us on July 1, 2012. Although adopting the guidance will not impact our accounting for comprehensive income (loss), it will affect our presentation of components of comprehensive income (loss) by eliminating the historical practice of showing these items within our consolidated statements of stockholders' equity.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (ASC Topic820):  Amendments to Archive Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04”), which clarifies existing fair value measurement and disclosure requirements, amends certain fair value measurement principles, and requires additional disclosures about fair value measurements.  ASU 2011-04 was adopted in the fourth quarter of the current fiscal year and did not have a material impact on the consolidated financial statements.

(2)	PROPERTY, EQUIPMENT, AND LEASES

Property and equipment consists of the following (in thousands):

	2012	2011
Revenue equipment owned	$171,211	$184,206
Revenue equipment under capital leases	268,052	208,901
Furniture and office equipment	5,393	5,063
Land and buildings	34,089	16,207
Service equipment	956	587
Leasehold improvements	3,626	3,734
	$483,327	$418,698

Included in accumulated depreciation was $38.7 million and $62.1 million in 2012 and 2011, respectively, related to revenue equipment under capital leases. Depreciation and amortization expense relating to property and equipment owned and revenue equipment under capital leases, including gains (losses) on disposition of equipment, was $47.2 million in 2012, $57.0 million in 2011, and $60.1 million in 2010.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012, 2011 and 2010

(3)	LEASE OBLIGATIONS AND LONG-TERM DEBT

Lease Obligations

The Company leases certain revenue and service equipment under long-term lease agreements, payable in monthly installments.

Equipment obtained under a capital lease is reflected on the Company's balance sheet as owned and the related lease bears interest at rates ranging from 1.4% to 5.4% per annum, maturing at various dates through 2018.

Assets held under operating leases are not recorded on the Company's balance sheet. The Company leases revenue and service equipment under non-cancellable operating leases expiring at various dates through August 2013.

The Company leases warehouse and office space under non-cancellable operating leases expiring at various dates through August 2013. Certain real estate leases contain renewal options.

Total rental expense under operating leases was as follows for 2012, 2011, and 2010 (in thousands):

	2012	2011	2010
Revenue and service equipment	$5,986	$1,559	$3,694
Office facilities and terminals	2,185	3,054	3,049
	$8,171	$4,613	$6,743

Future minimum lease payments relating to capital leases and to operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

Year ended June 30,	Capital Leases	Operating Leases
2013	$49,583	$9,818
2014	31,707	7,797
2015	81,082	17,490
2016	15,775	2,548
2017	8,784	2,548
Thereafter	58,206	13,343
Total minimum lease payments	$245,137	$53,544
Less amounts representing interest	14,566
Present value of minimum lease payments	$230,571
Less current maturities	45,135
Non-current portion	$185,436

The Company is obligated for lease residual value guarantees of $25.9 million, with $2.1 million due in fiscal 2013. The guarantees are included in the future minimum lease payments above. To the extent the expected value at lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term.  As of June 2012, the Company believes the expected value at lease termination date is greater than the residual value guarantee.

Long-Term Debt

The Company did not have outstanding borrowings, excluding capital leases, at the years ended June 30, 2011 and 2012.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012, 2011 and 2010

Lines of Credit

On December 7, 2010, the Company entered into a new $50 million five-year revolving credit facility agented by Bank of America, N.A. The facility refinanced the Company's Credit Agreement and provides for ongoing working capital needs and general corporate purposes. Bank of America, N.A. served as the lead arranger in the facility and Wells Fargo Bank, N.A. also participated in the new facility.  On August 29, 2011, we increased our credit facility to $100 million and reset the term on our five-year revolving credit facility. The facility refinanced the Company's existing credit facility and provides for ongoing working capital needs and general corporate purposes. Bank of America, N.A. continues to serve as the lead arranger in the facility and Wells Fargo Bank, N.A. continues to participate in the new facility. At June 30, 2012, we were authorized to borrow up to $100 million under this revolving line of credit, which expires August 29, 2016. The applicable interest rate under this agreement is based on either a base rate equal to Bank of America, N.A.'s prime rate or LIBOR plus an applicable margin between 0.75% and 1.125% that is adjusted quarterly based on the Company's lease adjusted total debt to EBITDAR ratio. At June 30, 2012, we had no outstanding borrowings related to our credit facility and $0.4 million utilized for letters of credit. The agreement is collateralized by the assets of all the U.S. and Canadian subsidiaries of the Company. We are obligated to comply with certain financial covenants under our credit agreement and we were in compliance with these covenants at June 30, 2012.

(4)           EMPLOYEE BENEFIT PLANS

401(k) Profit Sharing Plan

The Company has a 401(k) profit sharing plan, which permits U.S. employees of the Company to contribute up to 50% of their annual compensation, up to certain Internal Revenue Service limits, on a pretax basis. The contributions made by each employee are fully vested immediately and are not subject to forfeiture. The Company makes a discretionary matching contribution of up to 50% of the employee's contribution up to 5% of their annual compensation. Effective April 1, 2009, the Company suspended the discretionary matching contribution. The Company reinstated the discretionary matching on October 1, 2010. Employees vest in the Company's contribution to the plan at the rate of 20% per year from the date of employee anniversary. Contributions made by the Company during 2012, 2011, and 2010 amounted to $128,000, $109,000, and $0, respectively.

(5)	STOCK PLANS

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based upon a grant-date fair value of an award.

In January 2006, stockholders approved the 2006 Omnibus Incentive Plan ("2006 Plan") that provides various vehicles to compensate the Company's key employees. The 2006 Plan utilizes such vehicles as stock options, restricted stock grants, and stock appreciation rights ("SARs"). The 2006 Plan authorized the Company to grant 1,687,500 shares. In November 2008, an additional 1,000,000 shares were authorized under an amendment to the 2006 Plan.  In fiscal 2012, the Company granted restricted stock grants covering 252,593 shares. In fiscal 2011, the Company granted stock options covering 87,500 shares and restricted stock grants covering 187,417 shares. In fiscal 2010, the Company granted stock options covering 244,000 shares and restricted stock grants covering 177,904 shares.  The Company is authorized to grant an additional 243,964 shares.

The total compensation cost that has been recorded for such stock-based awards was an expense of $2.4 million in fiscal 2012, $2.3 million in fiscal 2011, and $3.3 million in fiscal 2010. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1.5 million in fiscal 2012, $1.4 million in fiscal 2011, and $2.0 million in fiscal 2010.

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

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012, 2011 and 2010

A summary of the activity of the Company's stock option plans as of June 30, 2012, 2011, and 2010 and changes during the period then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at June 30, 2009	1,289,842	$9.87	7.04	$677,650
Granted	244,000	$9.84
Forfeited or expired	(12,750)	$10.16
Exercised	(14,125)	$4.04	---
Outstanding at June 30, 2010	1,506,967	$9.91	6.65	$6,375,489
Granted	87,500	$14.42
Forfeited or expired	(52,751)	$9.62
Exercised	(109,633)	$4.74
Outstanding at June 30, 2011	1,432,083	$10.60	6.06	$4,866,334
Granted	---	---
Forfeited or expired	(12,560)	$11.21
Exercised	(57,233)	$9.58
Outstanding at June 30, 2012	1,362,290	$10.63	5.1	$7,829,713
Exercisable at June 30, 2012	1,196,165	$10.49	4.7	$7,045,810

The total intrinsic value of options exercised during fiscal 2012, 2011, and 2010 was $0.3 million, $1.0 million, and $0.1 million, respectively.

As of June 30, 2012, we had $0.8 million of total unrecognized compensation expense related to stock options that is expected to be amortized over the remaining weighted average period of 1.1 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	2012	2011	2010
Weighted-average grant date fair value	---	$7.83	$5.25
Dividend yield	---	0	0
Expected volatility	---	59.5%	57.7%
Risk-free interest rate	---	1.53%	1.88%
Expected lives	---	5.7 years	5.6 years

Expected volatility is based upon the historical volatility of the Company's stock. The risk-free rate is based upon the U.S. Treasury yield curve in effect at the time of grant. Expected lives are based upon the historical experience of the Company.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012, 2011 and 2010

Restricted Shares
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at June 30, 2009	309,706	$11.81
Granted	177,904	$9.66
Forfeited	(21,439)	$14.75
Vested	(125,479)	$11.02
Unvested at June 30, 2010	340,692	$10.80
Granted	187,417	$13.93
Forfeited	(42,084)	$10.42
Vested	(130,395)	$11.40
Unvested at June 30, 2011	355,630	$12.27
Granted	252,593	$12.60
Forfeited	(2,753)	$11.44
Vested	(152,045)	$12.09
Unvested at June 30, 2012	453,425	$12.36

Restricted shares granted to employees have been granted subject to achievement of certain time-based targets and vest 25% or 33% each year, commencing with the first anniversary of the grant date.

As of June 30, 2012, we had $5.0 million of total unrecognized compensation expense related to restricted stock that is expected to be recognized over the remaining weighted average period of approximately 3.2 years.

Stock Appreciation Rights

Number of Shares
Unvested at June 30, 2009	144,844
Paid	(844)
Vested at June 30, 2010	144,000
Paid	(844)
Vested at June 30, 2011	143,156
Paid	(563)
Vested at June 30, 2012	142,593

Stock appreciation rights were granted to employees vesting on a 3 or 4 year vesting schedule. The Company recognized an expense of $0.3 million and $0.8 million in fiscal 2012 and 2010, respectively, and a reversal of expense of $0.1 million in fiscal 2011 for vested stock appreciation rights.

(6)	STOCK REPURCHASE PROGRAMS

On October 24, 2007, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company purchased 2,000,000 shares of the Company's common stock in open market transactions at an aggregate cost of approximately $13.8 million. We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under stock option plans.  We account for treasury stock using the cost method.  At June 30, 2012, 1,155,086 shares remained in treasury stock.

On August 25, 2010, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company is authorized to repurchase up to 2,000,000 shares of our common stock. The Company has not repurchased any shares of the Company's common stock under this program.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012, 2011 and 2010

(7)	EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators used in computing earnings per share (in thousands):

	2012	2011	2010

Net income	$25,536	$15,262	$3,926
Basic earnings per share:
Weighted - average number of common shares outstanding	22,264	22,099	21,888
Basic earnings per share	$1.15	$0.69	$0.18
Diluted earnings per share:
Weighted - average number of common shares outstanding	22,264	22,099	21,888
Effect of stock options and other incremental shares	608	533	474
Weighted-average number of common shares outstanding – diluted	22,872	22,632	22,362
Diluted earnings per share	$1.12	$0.67	$0.18

The Company has 90,500 options in fiscal 2012, 293,000 options in fiscal 2011, and 245,500 options in fiscal 2010 that could potentially dilute basic earnings per share that were excluded from the EPS calculation as they are anti-dilutive in the current year.

(8)	COMMITMENTS AND CONTINGENCIES

The Company has outstanding commitments to purchase approximately $63.6 million of revenue equipment at June 30, 2012.

Standby letters of credit, not reflected in the accompanying consolidated financial statements, aggregated approximately $0.4 million at June 30, 2012.  In addition, at June 30, 2012, 800,000 treasury shares were held in a trust as collateral for self-insurance reserves.

The Company has an employment agreement with the Chief Executive Officer providing for minimum combined annual compensation of $700,000 in fiscal 2013.

(9)	INCOME TAXES

The income tax provision for operations in 2012, 2011, and 2010 consisted of the following (in thousands):
	2012	2011	2010
Current:
Federal	$7,285	$10,612	$6,843
State and local	220	1,628	1,107
Foreign	1,900	1,292	114
Total Current	9,405	13,532	8,064
Deferred:
Federal	5,950	(1,036)	(1,901)
State and local	659	(160)	(203)
Foreign	(7)	(174)	(175)
Total Deferred	6,602	(1,370)	(2,279)
Total	$16,007	$12,162	$5,785

No benefit or expense has been recognized for U.S. federal income taxes on undistributed earnings of foreign subsidiaries of approximately $(0.1) million, ($1.6) million, and $0.6 million at June 30, 2012, 2011, and 2010, respectively.  This exception is allowable under ASC 740-30-50-2.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012, 2011 and 2010

The Company's income tax expense varies from the statutory federal tax rate of 35% applied to income before income taxes as follows (in thousands):

	2012	2011	2010

Computed "expected" income tax expense	$14,540	$9,599	$3,400
State taxes, net of federal benefit	571	964	569
Non-deductible expenses	1,092	1,169	1,278
Other, net	(196)	430	538
Actual income tax expense	$16,007	$12,162	$5,785

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2012 and 2011 consisted of the following (in thousands):

	2012	2011
Deferred tax assets:
Deferred equity compensation	$2,638	$2,430
Insurance reserves	3,814	5,069
Other	1,399	5,986
Total deferred tax assets	$7,851	$13,485

Deferred tax liabilities:
Property and equipment	$(35,856)	$(32,908)
Goodwill	(4,885)	(4,651)
Other	(1,160)	(3,402)
Total deferred tax liabilities	$(41,901)	$(40,961)

Net current deferred tax assets	$4,160	$3,940
Net non-current deferred tax liabilities	(38,210)	(31,416)
Total net deferred tax liabilities	$(34,050)	$(27,476)

As of June 30, 2012, the Company had operating loss carry-forwards for income tax purposes of $2.7 million, which have expiration dates of 2028 and after.

The Company follows ASC Topic 740-10-25 in accounting for uncertainty in income taxes.  Topic 740-10-25 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As of June 30, 2012 and 2011, the Company recorded a $0.4 million liability for unrecognized tax benefits, a portion of which represents penalties and interest.

(10)	SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

We have two reportable segments comprised of our two operating segments, an asset-based segment and an asset-light segment. Our asset-based segment includes our asset-based dry van carrier and rail services, which are geographically diversified but have similar economic and other relevant characteristics, as they all provide truckload carrier services of general commodities to a similar class of customers. Our asset-light segment consists of our warehousing, brokerage, and less-than-load ("LTL") operations, as well as our interest in TruckersB2B, which we have determined qualifies as a reportable segment under ASC 280-10 Segment Reporting.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012, 2011 and 2010

	Fiscal Year Ended
	June 30,
	(Dollars in thousands)
	2012	2011	2010

Total revenues
Asset-based	$556,770	$527,586	$491,438
Asset-light	42,182	40,663	37,180
	598,952	568,249	528,618
Operating income
Asset-based	43,723	28,044	17,179
Asset-light	3,036	2,742	2,653
	46,759	30,786	19,832
Depreciation and amortization
Asset-based	47,214	56,971	60,041
Asset-light	---	8	12
	47,214	56,979	60,053
Interest income
Asset-based	(56)	(63)	(73)

Interest expense
Asset-based	5,684	8,210	10,127

Income before taxes
Asset-based	38,085	20,278	7,058
Asset-light	3,458	7,146	2,653
	41,543	27,424	9,711
Goodwill
Asset-based	15,334	15,334	16,702
Asset-light	1,368	1,368	2,435
	16,702	16,702	19,137
Total assets
Asset-based	516,106	411,167	435,438
Asset-light	4,605	5,499	14,044
	520,711	416,666	449,482

Information as to the Company's operations by geographic area is summarized below (in thousands). The Company allocates total revenue based on the country of origin of the tractor hauling the freight.

	2012	2011	2010
Total revenue:
United States	$520,951	$496,353	$462,948
Canada	46,698	41,943	38,974
Mexico	31,303	29,953	26,696
Total	$598,952	$568,249	$528,618

Long lived assets:
United States	$371,967	$274,868	$323,399
Canada	9,698	12,957	10,624
Mexico	13,002	13,508	9,816
Total	$394,667	$301,333	$343,839

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012, 2011 and 2010

No customer accounted for more than 10% of the Company's total revenue during its three most recent fiscal years.

(11)           FAIR VALUE MEASUREMENTS

ASC 820-10 Fair Value Measurements and Disclosure for non-recurring fair value measurements of non-financial assets and liabilities, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard establishes a three-level hierarchy for fair value measurements based upon the significant inputs used to determine fair value. Observable inputs are those which are obtained from market participants external to the Company while unobservable inputs are generally developed internally, utilizing management's estimates assumptions, and specific knowledge of the nature of the assets or liabilities and related markets. The three levels are defined as follows:

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

Level 3 – Unobservable inputs, only used to the extent that observable inputs are not available, reflect the Company's assumptions about the pricing of an asset or liability.(dollar amounts below in thousands)

			Level 1		Level 2		Level 3
	Balance at June 30, 2012	Balance at June 30, 2011	Balance at June 30, 2012	Balance at June 30, 2011	Balance at June 30, 2012	Balance At June 30, 2011	Balance at June 30, 2012	Balance at June 30, 2011

Foreign currency derivatives	8	105	---	---	8	105	---	---

Fuel derivatives	(59)	387	---	---	(59)	387	---	---

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

As of June 30, 2012, the Company had entered into future contracts pertaining to 1,764,000 gallons in heating oil through December 2012 (on average 294,000 gallons per month). Under these contracts, we pay a fixed rate per gallon of heating oil and receive the monthly average price of New York heating oil per the NYMEX. The Company has done retrospective and prospective regression analyses that showed the changes in the prices of diesel fuel and heating oil were deemed to be highly effective based on the relevant authoritative guidance.  Accordingly, we have designated the respective hedges as cash flow hedges.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012, 2011 and 2010

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly.  If our analysis shows that the derivatives are not highly effective as hedges, we will discontinue hedge accounting for the period and prospectively recognize changes in the fair value of the derivative being recognized through earnings.  As a result of our effectiveness assessment at inception and at June 30, 2012, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

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

Based on the amounts in accumulated other comprehensive income as of June 30, 2012 and the expected timing of the purchases of the diesel hedged, we expect to reclassify $0.1 million of loss on derivative instruments from accumulated other comprehensive income to the statement of income, as an offset to fuel expense, during the next three months due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

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

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012, 2011 and 2010

(14)           SELECTED QUARTERLY DATA (Unaudited)

Summarized quarterly data for fiscal 2012 and 2011 follows (in thousands except per share amounts):

	Fiscal Year 2012
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

Total revenues	$143,960	$144,200	$153,309	$157,483
Operating expenses	133,552	134,387	142,706	141,548

Operating income	10,408	9,813	10,603	15,935
Other expense, net	1,088	1,269	1,179	1,680

Income before taxes	9,320	8,544	9,424	14,255
Income tax expense	3,862	3,089	3,766	5,290

Net income	$5,458	$5,455	$5,658	$8,965

Basic income per share	$0.25	$0.25	$0.25	$0.40
Diluted income per share	$0.24	$0.24	$0.25	$0.39

	Fiscal Year 2011
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

Total revenues	$142,518	$135,783	$138,766	$151,182
Operating expenses	132,688	128,013	136,370	140,392

Operating income	9,830	7,770	2,396	10,790
Other expense, net	2,176	2,172	(2,373)	1,388

Income before taxes	7,654	5,598	4,769	9,402
Income tax expense	3,262	2,472	2,503	3,924

Net income	$4,392	$3,126	$2,266	$5,478

Basic income per share	$0.20	$0.14	$0.10	$0.25
Diluted income per share	$0.19	$0.14	$0.10	$0.24

SCHEDULE II

CELADON GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS

Years ended June 30, 2012, 2011, and 2010

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period

Year ended June 30, 2010:
Allowance for doubtful accounts	$1,058,539	$262,575	$(58,557	)(a)	$1,379,671
Reserves for claims payable as self insurer	$9,489,175	$14,681,377	$12,245,505	(b)	$11,925,047

Year ended June 30, 2011:
Allowance for doubtful accounts	$1,379,671	$195,747	$530,296	(a)	$1,045,122
Reserves for claims payable as self insurer	$11,925,047	$14,966,351	$12,557,122	(b)	$14,334,276

Year ended June 30, 2012:
Allowance for doubtful accounts	$1,045,122	$10,000	$48,433	(a)	$1,006,689
Reserves for claims payable as self insurer	$14,334,276	$12,252,489	$15,243,696	(b)	$11,343,069

(a)	Represents accounts receivable net write-offs.
(b)	Represents claims paid.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting or financial disclosure within the last two fiscal years.

Item 9A.	Controls and Procedures

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

Based upon that Evaluation, our Certifying Officers have concluded that, as of June 30, 2012, The Company's disclosure controls and procedures are effective.

Remediation of the Material Weakness

As previously reported in our Annual Report on Form 10-K/A for the year ended June 30, 2011, we had identified a material weakness in internal control over financial reporting with respect to accounting for equipment leases.  To remediate the material weakness in the Company’s internal control over financial reporting, the Company subsequently implemented additional review procedures over the lease default provisions affecting lease accounting practices.

As of June 30, 2012 we completed execution of our remediation plan, evaluated and tested the effectiveness of additional review procedures as of June 30, 2012, and determined that the material weakness related to equipment lease accounting has been remediated.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In making this assessment management used the criteria set forth by COSO in Internal Control—Integrated Framework. Based on this assessment, our management has concluded that as of June 30, 2012, our internal control over financial reporting is effective based on those criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of June 30, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report.  See "Financial Statements and Supplementary Data" under Item 8 of this Annual Report on Form 10-K for KPMG LLP's attestation report.

Changes in Internal Control over Financial Reporting

Other than the changes to our equipment lease accounting review controls noted above, there were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

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

Item 10.                 Directors, Executive Officers, and Corporate Governance

The information required by this Item, with the exception of the Code of Ethics disclosure below, is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2012 Annual Meeting of Stockholders.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics was filed as Exhibit 14 to our Annual Report on Form 10-K for the year ended June 30, 2003, filed with the SEC on September 19, 2003.

Item 11.                 Executive Compensation

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2012 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item, is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2012 Annual Meeting of Stockholders. The following table provides certain information as of June 30, 2012, with respect to our compensation plans and other arrangements under which shares of our common stock are authorized for issuance.

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of June 30, 2012:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,779,715	$11.58	243,964

Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2012 Annual Meeting of Stockholders.

Item 14.                   Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2012 Annual Meeting of Stockholders.

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

4.3	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on January 31, 2008.)
10.1	Celadon Group, Inc. 1994 Stock Option Plan. (Incorporated by reference to Exhibit B to the Company's Proxy Statement on Schedule 14A, filed with the SEC October 17, 1997.) *
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

10.7
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

10.11	Celadon Group, Inc., 2006 Omnibus Incentive Plan. (Incorporated by reference to Appendix B to the Company's definitive proxy statement, filed with the SEC on December 19, 2005.) *
10.12
Celadon Group, Inc. Form of Award Notice for Employees for Restricted Stock Awards. (Incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 4, 2006.) *

10.13
Celadon Group, Inc. Form of Award Notice for Stephen Russell for Restricted Stock Award. (Incorporated by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 4, 2006.) *

10.14
Celadon Group, Inc. Form of Award Notice for Employees for Incentive Stock Option Grants. (Incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 4, 2006.) *

10.15
Celadon Group, Inc. Form of Award Notice for Non-Employee Directors for Non-Qualified Stock Option Grants. (Incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 4, 2006.) *

10.16
Credit Agreement dated as of December 7, 2010 among the Company, certain of its subsidiaries, Bank of America, N.A., and certain other lenders. (Incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 1, 2011.)

10.17
Separation Agreement, General Release, and Non-Competition, Non-Disclosure, and Non-Solicitation Agreement dated January 21, 2011 by and between the Company and Chris Hines. (Incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2011.)*

10.18
First Amendment to Credit Agreement dated August 29, 2011, among the Company, certain of its subsidiaries, Bank of America, N.A., and certain other lenders. (Incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 4, 2011.)

10.19
Second Amendment to Credit Agreement with Bank of America, N.A., as Administrative Agent, and Wells Fargo Bank, N.A., which amends that certain Credit Agreement, dated December 7, 2010, by and among the Company and the Lenders, as amended. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 30, 2012.)

21	Subsidiaries. (Incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K filed with the SEC on September 2, 2011.)
23.1	Consent of Independent Registered Public Accounting Firm - KPMG LLP. #
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer. #
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by William E. Meek, the Company's Chief Financial Officer. #
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer. #
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by William E. Meek, the Company's Chief Financial Officer. #
101.INS**	XBRL Instance Document #
101.SCH**	XBRL Taxonomy Extension Schema Document #
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document #
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document #
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document #
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document #
_______________________
*	Management contract or compensatory plan or arrangement.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be "furnished" and not "filed."
#	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this September 7, 2012.

Celadon Group, Inc.

By:	/s/ Stephen Russell
Stephen Russell Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Russell	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	September 7, 2012
Stephen Russell

/s/ Paul A. Will	Vice Chairman of the Board, President, and Chief Operating Officer	September 7, 2012
Paul A. Will

/s/ William E. Meek	Executive Vice President, Chief Financial Officer, and Treasurer	September 7, 2012
William E. Meek

/s/ Michael Miller	Director	September 7, 2012
Michael Miller

/s/ Anthony Heyworth	Director	September 7, 2012
Anthony Heyworth

/s/ Catherine Langham	Director	September 7, 2012
Catherine Langham

EXHIBIT INDEX
Exhibit Number	Description
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

10.7
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

10.11	Celadon Group, Inc., 2006 Omnibus Incentive Plan. (Incorporated by reference to Appendix B to the Company's definitive proxy statement, filed with the SEC on December 19, 2005.) *
10.12
Celadon Group, Inc. Form of Award Notice for Stephen Russell for Restricted Stock Award. (Incorporated by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 4, 2006.) *

10.13
Celadon Group, Inc. Form of Award Notice for Employees for Incentive Stock Option Grants. (Incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 4, 2006.) *

10.14
Celadon Group, Inc. Form of Award Notice for Non-Employee Directors for Non-Qualified Stock Option Grants. (Incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 4, 2006.) *

10.15
Credit Agreement dated as of December 7, 2010 among the Company, certain of its subsidiaries, Bank of America, N.A., and certain other lenders. (Incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 1, 2011.)

10.17
Separation Agreement, General Release, and Non-Competition, Non-Disclosure, and Non-Solicitation Agreement dated January 21, 2011 by and between the Company and Chris Hines. (Incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2011.)*

10.18
First Amendment to Credit Agreement dated August 29, 2011, among the Company, certain of its subsidiaries, Bank of America, N.A., and certain other lenders. (Incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 4, 2011.)

10.19
Second Amendment to Credit Agreement with Bank of America, N.A., as Administrative Agent, and Wells Fargo Bank, N.A., which amends that certain Credit Agreement, dated December 7, 2010, by and among the Company and the Lenders, as amended. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 30, 2012.)

21	Subsidiaries. (Incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K filed with the SEC on September 2, 2011.)
23.1	Consent of Independent Registered Public Accounting Firm - KPMG LLP. #
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer. #
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by William E. Meek, the Company's Chief Financial Officer. #
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Stephen Russell, the Company's Chief Executive Officer. #
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by William E. Meek, the Company's Chief Financial Officer. #
101.INS**	XBRL Instance Document #
101.SCH**	XBRL Taxonomy Extension Schema Document #
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document #
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document #
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document #
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document #
_______________________
*	Management contract or compensatory plan or arrangement.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be "furnished" and not "filed."
#	Filed herewith.