Form 10-Q
period 2012-09-30
CELADON GROUP INC
filed 2012-11-05
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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
Yes [  ]  No [X]

As of November 2, 2012 (the latest practicable date), 22,821,810 shares of the registrant's common stock, par value $0.033 per share, were outstanding.

CELADON GROUP, INC.

Index to

September 30, 2012 Form 10-Q

PART I.                 FINANCIAL INFORMATION

Item I.                 Financial Statements

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Dollars and shares in thousands except per share amounts)
(Unaudited)

	Three months ended
	September 30,
	2012	2011
REVENUE:
Freight revenue	$122,108	$114,778
Fuel surcharge revenue	31,189	29,182
Total revenue	153,297	143,960

OPERATING EXPENSES:
Salaries, wages, and employee benefits	40,401	37,561
Fuel	37,452	38,466
Purchased transportation	28,337	27,133
Revenue equipment rentals	1,998	973
Operations and maintenance	8,066	9,802
Insurance and claims	3,501	3,042
Depreciation and amortization	12,675	11,532
Communications and utilities	1,292	905
Operating taxes and licenses	2,588	2,509
General and other operating	1,848	1,629
Total operating expenses	138,158	133,552

Operating Income	15,139	10,408

Interest expense	1,490	1,382
Interest income	---	(8)
Other income (expense)	38	(286)
Income before income taxes	13,611	9,320
Income tax expense	5,349	3,862
Net income	$8,262	$5,458

Income per common share:
Diluted	$0.36	$0.24
Basic	$0.37	$0.25

Diluted weighted average shares outstanding	23,185	22,677
Basic weighted average shares outstanding	22,383	22,218

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
 (in thousands)
(Unaudited)

	Three months ended
	September 30,
	2012	2011

Net income	$8,262	$5,458
Other comprehensive income (loss):
Unrealized gain (loss) on fuel derivative instruments, net of tax	587	(649)
Unrealized gain (loss) on currency derivative instruments, net of tax	124	(437)
Unrealized gain on available for sale securities, net of tax	---	280
Foreign currency translation adjustments, net of tax	1,509	(3,590)
Total other comprehensive income (loss)	2,220	(4,396)
Comprehensive income	$10,482	$1,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2012 and June 30, 2012
(Dollars in thousands except par value and share amounts)

	(unaudited)
	September 30,	June 30,
ASSETS	2012	2012

Current assets:
Cash and cash equivalents	$3,353	$33,646
Trade receivables, net of allowance for doubtful accounts of $1,012 and $1,007 at September 30, 2012 and June 30, 2012, respectively	68,283	67,615
Prepaid expenses and other current assets	17,032	10,910
Tires in service	2,025	1,805
Equipment held for resale	29,187	7,908
Deferred income taxes	4,501	4,160
Total current assets	124,381	126,044
Property and equipment	534,383	483,327
Less accumulated depreciation and amortization	112,523	112,871
Net property and equipment	421,860	370,456
Tires in service	2,448	2,487
Goodwill	16,702	16,702
Investment in unconsolidated companies	3,785	3,491
Other assets	1,523	1,531
Total assets	$570,699	$520,711

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$7,660	$7,734
Accrued salaries and benefits	11,502	13,854
Accrued insurance and claims	10,203	10,138
Accrued fuel expense	11,607	6,029
Other accrued expenses	18,180	17,911
Current maturities of capital lease obligations	35,834	45,135
Income taxes payable	1,348	1,483
Total current liabilities	96,334	102,284
Capital lease obligations, net of current maturities	199,009	185,436
Long term debt	28,590	---
Deferred income taxes	41,329	38,210
Stockholders' equity:
Common stock, $0.033 par value, authorized 40,000 shares; issued and outstanding 23,973 and 23,984 shares at September 30, 2012 and June 30, 2012, respectively	791	791
Treasury stock at cost; 1,151 and 1,155 shares at September 30, 2012 and June 30, 2012, respectively	(7,937)	(7,966)
Additional paid-in capital	101,747	101,154
Retained earnings	113,579	105,765
Accumulated other comprehensive loss	(2,743)	(4,963)
Total stockholders' equity	205,437	194,781
Total liabilities and stockholders' equity	$570,699	$520,711

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended
	September 30,
	2012		2011

Cash flows from operating activities:
Net income		$8,262	$5,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		14,642	12,682
Gain on sale of equipment		(1,911)	(1,289)
Stock based compensation		537	(108)
Deferred income taxes		2,341	(856)
Provision for doubtful accounts		3	10
Changes in assets and liabilities:
Trade receivables		(590)	371
Income taxes		(127)	2,938
Tires in service		(174)	(831)
Prepaid expenses and other current assets		(4,989)	(4,346)
Other assets		927	(639)
Accounts payable and accrued expenses		935	(5,131)
Net cash provided by operating activities		19,856	8,259

Cash flows from investing activities:
Purchase of property and equipment		(63,084)	(27,942)
Proceeds on sale of property and equipment		28,504	15,163
Purchase of businesses		(24,094)	---
Purchase of available for sale securities		---	(4,390)
Net cash used in investing activities		(58,674)	(17,169)

Cash flows from financing activities:
Proceeds from borrowings on long-term debt		28,590	4,733
Principal payments under capital lease obligations		(20,007)	(20,350)
Dividends paid		(448)	---
Proceeds from issuance of common stock		39	34
Net cash provided by (used in) financing activities		8,174	(15,583)
Effect of exchange rates on cash and cash equivalents		351	(664)
Decrease in cash and cash equivalents		(30,293)	(25,157)
Cash and cash equivalents at beginning of period		33,646	25,673
Cash and cash equivalents at end of period		$3,353	$516
Supplemental disclosure of cash flow information:
Interest paid		$1,490	$1,382
Income taxes paid		$3,035	$1,727
Change in dividends payable	$	---	$445
Lease obligation incurred in the purchase of equipment		$24,280	$20,228

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1.           Basis of Presentation

References in this Report on Form 10-Q to "we," "us," "our," "Celadon," the "Company," or similar terms refer to Celadon Group, Inc. and its consolidated subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated unaudited financial statements of Celadon Group, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America and Regulation S-X, instructions to Form 10-Q, and other relevant rules and regulations of the Securities and Exchange Commission (the "SEC"), as applicable to the preparation and presentation of interim financial information. Certain information and footnote disclosures have been omitted or condensed pursuant to such rules and regulations. We believe all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations in interim periods are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2012.

The preparation of the financial statements in conformity with United States generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

2.           Earnings Per Share (in thousands, except per share data)

A reconciliation of the basic and diluted earnings per share is as follows:

	Three months ended
	September 30,
	2012	2011
Weighted average common shares outstanding – basic	22,383	22,218
Dilutive effect of stock options and unvested restricted stock units	802	459
Weighted average common shares outstanding – diluted	23,185	22,677

Net income	$8,262	$5,458
Earnings per common share
Basic	$0.37	$0.25
Diluted	$0.36	$0.24

Certain shares of common stock were excluded from the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive. A summary of those options follows:

	Three months ended
	September 30,
	2012	2011

Number of anti-dilutive shares	90	816

3.           Stock Based Compensation

The following table summarizes the components of our stock based compensation program expense (in thousands):

	For three months ended
	September 30,
	2012	2011

Stock compensation expense for options, net of forfeitures	$106	$230
Stock compensation expense for restricted stock, net of forfeitures	475	389
Stock compensation income for stock appreciation rights, including forfeitures	(44)	(727)
Total stock compensation expense (income)	$537	$(108)

As of September 30, 2012, we have approximately $0.7 million of unrecognized compensation cost related to unvested options granted under the Company's 2006 Omnibus Incentive Plan, as amended (the "2006 Plan"). This cost is expected to be recognized over a weighted-average period of 1.0 year and a total period of 2.5 years.

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

No option grants were issued in the three months ended September 30, 2012 or 2011.

A summary of the award activity of the Company's stock option plans as of September 30, 2012, and changes during the three-month period then ended is presented below:

Options	Option Totals	Weighted-Average Exercise Price per Share

Outstanding at July 1, 2012	1,362,290	$10.63
Granted	---	---
Exercised	4,125	$9.57
Forfeited or expired	---	---
Outstanding at September 30, 2012	1,358,165	$10.62
Exercisable at September 30, 2012	1,192,040	$10.49

As of September 30, 2012, we also have approximately $4.1 million of unrecognized compensation expense related to restricted stock awards, which is anticipated to be recognized over a weighted-average period of 2.9 years and a total period of 3.6 years.  A summary of the restricted stock award activity under the 2006 Plan as of September 30, 2012, and changes during the three-month period then ended is presented below:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value

Unvested at July 1, 2012	453,425	$12.36
Granted	---
Vested and Issued	---
Forfeited	11,625	$11.05
Outstanding at September 30, 2012	441,800	$12.57

The fair value of each restricted stock award is based on the closing market price on the date of grant.

The Company had 142,594 and 143,156 outstanding stock appreciation rights as of September 30, 2012, and September 30, 2011, respectively. These stock appreciation rights were granted at a fair value market price of $8.64 based on the closing market price on the date of the grant.

4.           Segment Information (in thousands)

We have two reportable segments comprised of an asset-based segment and an asset-light-based segment. Our asset-based segment includes our asset-based dry van carrier and rail services, which are geographically diversified but have similar economic and other relevant characteristics, as they all provide truckload carrier services of general commodities to a similar class of customers. Our asset-light-based segment consists of our warehousing, brokerage, and less-than-truckload ("LTL") operations, which we have determined qualifies as a reportable segment under ASC 280-10, Segment Reporting.

	Operating Revenues
	Three Months Ended
	September 30,
	2012	2011
Asset-Based	$142,435	$133,959
Asset-light-Based	10,862	10,001
Total	$153,297	$143,960

	Operating Income
	Three Months Ended
	September 30,
	2012	2011
Asset-Based	$14,309	$9,756
Asset-light-Based	830	652
Total	$15,139	$10,408

Information as to the Company's operating revenue by geographic area is summarized below. The Company allocates operating revenue based on the country of origin of the tractor hauling the freight:
	Operating Revenue
	Three Months Ended
	September 30,
	2012	2011
United States	$134,131	$124,694
Canada	10,903	11,077
Mexico	8,263	8,189
Consolidated	$153,297	$143,960

5.           Income Taxes

Our effective income tax rate was 39.3% for the three-month period ended September 30, 2012, compared with 41.4% for the three-month period ended September 30, 2011. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

The Company follows ASC Topic 740-10-25 in accounting for uncertainty in income taxes ("Topic 740"). Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of September 30, 2012, the Company had recorded a $0.4 million liability for unrecognized tax benefits, a portion of which represents penalties and interest.

As of September 30, 2012, we are subject to U.S. Federal income tax examinations for the tax years 2008 through 2011. We file tax returns in numerous state jurisdictions with varying statutes of limitations.

6.           Commitments and Contingencies

We are involved in certain claims and pending litigation arising from the normal conduct of business. Based on our present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, our results of operations, or our liquidity.

7.           Lease Obligations and Long-Term Debt

Lease Obligations

The Company leases certain revenue and service equipment under long-term lease agreements, payable in monthly installments.

Equipment obtained under a capital lease is reflected on the Company's balance sheet as owned and the related leases mature at various dates through 2019.

Assets held under operating leases are not recorded on the Company's balance sheet. The Company leases revenue and service equipment under noncancellable operating leases expiring at various dates through April 2019.

Long-Term Debt

The Company had outstanding borrowings, excluding capital leases, of $28.6 million at September 30, 2012, and did not have outstanding borrowings at June 30, 2012.

Future minimum lease payments relating to capital leases and operating leases as of September 30, 2012 (in thousands):

	Capital Leases	Operating Leases
2013	$40,160	$10,636
2014	31,892	6,592
2015	89,421	16,481
2016	12,290	2,548
2017	10,171	2,548
Thereafter	65,724	12,706
Total minimum lease payments	249,658	$51,511
Less amounts representing interest	14,815
Present value of minimum lease payments	234,843
Less current maturities	35,834
Non-current portion	$199,009

8.           Fair Value Measurements

Effective January 1, 2009, we adopted ASC 820-10 Fair Value Measurements and Disclosure for non-recurring fair value measurements of non-financial assets and liabilities. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard establishes a three-level hierarchy for fair value measurements based upon the significant inputs used to determine fair value. Observable inputs are those which are obtained from marked participants external to the Company, while unobservable inputs are generally developed internally, utilizing management's estimates assumptions, and specific knowledge of the nature of the assets or liabilities and related markets. The three levels are defined as follows:

Level 1 – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data correlation or other means (market corroborated inputs).

Level 3 – Unobservable inputs, only used to the extent that observable inputs are not available, reflect the Company's assumptions about the pricing of an asset or liability.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities (in thousands) that are required to be measured at fair value as of September 30, 2012, and June 30, 2012.

			Level 1		Level 2		Level 3
	Balance	Balance	Balance	Balance	Balance	Balance	Balance	Balance
	at	at	at	at	at	at	at	at
	September 30,	June 30,	September 30,	June 30,	September 30,	June 30,	September 30,	June 30,
	2012	2012	2012	2012	2012	2012	2012	2012

Foreign currency derivatives	$133	$8	$ ---	$ ---	$133	$8	$ ---	$ ---

Fuel derivatives	527	(59)	---	---	527	(59)	---	---

Our other financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term debt, and capital lease obligations.  At September 30, 2012, the fair value of these instruments were approximated by their carrying values.

9.           Dividend

On July 30, 2012, the Company declared a cash dividend of $0.02 per share of common stock.  The dividend was payable to shareholders of record on October 5, 2012, and was paid on October 17, 2012.  Future payment of cash dividends, and the amount of any such dividends, will depend on our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

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

We have entered into futures contracts, which pertain to 2.6 million total gallons, 378,000 gallons per month for October 2012 through December 2012, approximately 11.0% of our monthly projected fuel requirements, and 126,000 gallons per month for January 2013 through December 2013, approximately 4.0% of our monthly projected fuel requirements.   Under these contracts, we pay a fixed rate per gallon of heating oil and receive the monthly average price of New York heating oil per the NYMEX. The Company has done retrospective and prospective regression analyses that showed the changes in the prices of diesel fuel and heating oil were deemed to be highly effective based on the relevant authoritative guidance.  Accordingly, we have designated the respective hedges as cash flow hedges.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly.  If our analysis shows that the derivatives are not highly effective as hedges, we will discontinue hedge accounting for the period and prospectively recognize changes in the fair value of the derivative being recognized through earnings.  As a result of our effectiveness assessment at inception and at September 30, 2012, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

We recognize all derivative instruments at fair value on our condensed consolidated balance sheets in other assets or other accrued expenses.  The Company's derivative instruments are designated as cash flow hedges, thus the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income and will be reclassified into earnings in the same period during which the hedged transactions affect earnings.  The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item.  To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in other  income or expense on our consolidated condensed statements of income.  The ineffective portion of the hedge for the quarter was immaterial and therefore not recognized through earnings.

Based on the amounts in accumulated other comprehensive income as of September 30, 2012, and the expected timing of the purchases of the diesel hedged, during the next 15 months we expect to reclassify $0.8 million of gain on derivative instruments from accumulated other comprehensive income to the statement of income, as an offset to fuel expense,  due to the actual diesel fuel purchases.  The amounts actually realized will depend on the fair values as of the date of settlement.

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the companies with which we have these agreements.  Our credit exposure related to these financial instruments is represented by the fair value of contracts reported as assets.  To evaluate credit risk, we review each counterparty's audited financial statements and credit ratings and obtain references.  Any credit valuation adjustments deemed necessary would be reflected in the fair value of the instrument.  As of September 30, 2012, we have not made any adjustments.

11.           Acquisitions and  Equipment Held for Resale

On August 3, 2012, the Company acquired certain assets of USA Dry Van Logistics, LLC ("USA").   We acquired 271 tractors and 1,213 trailers, which were recorded at their estimated fair value of $18.4 million.  The value of equipment that has not been disposed of is classified as equipment held for resale.  The purposes of the acquisition were to offer employment opportunities to former USA drivers and to evaluate freight transportation opportunities from USA customers.

On September 27, 2012, the Company acquired certain assets of Robinson Transport, Inc. ("Robinson").   We acquired 155 tractors and 280 trailers, which were recorded at their estimated fair value of $8.2 million.  The value of equipment that has not been disposed of is classified as equipment held for resale.  The purposes of the acquisition were to offer employment opportunities to former Robinson drivers and to evaluate freight transportation opportunities from Robinson customers.

The recorded amounts of assets acquired in the above transactions are subject to change upon the finalization of our determination of acquisition date fair values.  Equipment held for resale is not being depreciated.

12.           Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05"), which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity.  Instead the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  In December 2011, the FASB issued ASU No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05" ("ASU 2011-12"). ASU 2011-12 defers the requirement in ASU 2011-05 to present reclassification adjustments for each component of accumulated other comprehensive income ("AOCI") in both other comprehensive income and net income on the face of the financial statements, and the presentation of reclassification adjustments is not required in interim periods. We expect to continue to present amounts reclassified out of AOCI on the face of the financial statements or disclose those amounts in the notes to the financial statements. The effective dates of ASU 2011-12 are consistent with the effective dates of ASU 2011-05, which was effective for us on July 1, 2012. Although adopting the guidance has not had an impact on our accounting for comprehensive income (loss), it does affect our presentation of components of comprehensive income (loss) by eliminating the historical practice of showing these items within our consolidated statements of stockholders' equity.

13.           Reclassifications and Adjustments

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

Business Overview

We are one of North America's twenty largest truckload carriers as measured by revenue. We generated $599.0 million in operating revenue during our fiscal year ended June 30, 2012. We provide asset-based dry van truckload carrier and rail services and asset-light based services including brokerage services, LTL, and warehousing services. Through our asset-based and asset-light-based services, we are able to transport or arrange for transportation throughout the United States, Canada, and Mexico.

We generated approximately 46.0% of our revenue in fiscal 2012 from international movements, and we believe our annual border crossings make us the largest provider of international truckload movements in North America. We believe that our strategically located terminals and experience with the language, culture, and border crossing requirements of each North American country provide a competitive advantage in the international trucking marketplace.

We believe our international operations, particularly those involving Mexico, offer an attractive business niche. The additional complexity of and need to establish cross-border business partners and to develop strong organization and adequate infrastructure in Mexico affords some barriers to competition that are not present in traditional U.S. truckload services.

Recent Results of Operations

Our results of operations for the quarter ended September 30, 2012, compared to the same period in 2011 are:

•	Freight revenue increased 6.4% to $122.1 million from $114.8 million;
•	Net income increased 50.9% to $8.3 million from $5.5 million; and
•	Net income per diluted share increased 50.0% to $0.36 from $0.24.

In the quarter ended September 30, 2012, average revenue per loaded mile increased 2.0%, offset by average revenue per seated tractor per week decreasing 2.0%, which was primarily attributable to average miles per seated tractor declining 4.9% from the quarter ended September 30, 2011. We believe that we are making progress improving our freight mix and contract pricing.

Our seated line haul tractors increased to 2,731 tractors in the quarter ended September 30, 2012, compared to 2,529 tractors for the same period a year ago. The net change of 202 units is comprised of a six-unit increase in independent contractor tractors and a 196-unit increase in company tractors. The increase in company tractors was primarily driven by integration of our fiscal 2012 and 2013 acquisitions. The number of tractors operated by independent contractors increased 1.3% from a year ago, and now represents 14.0% of our total fleet.

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

The main factors that impact our profitability in terms of expenses are the variable costs of transporting freight for our customers. These costs include fuel expense, driver-related expenses, such as wages, benefits, training and recruitment, and independent contractor and third party carrier costs, which are recorded on the "Purchased Transportation" line of our consolidated statements of income. Expenses that have both fixed and variable components include maintenance, insurance, and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. Our main fixed costs are the acquisition and depreciation of long-term assets, such as revenue equipment and the compensation of non-driver personnel.  We believe effectively controlling our expenses and managing our net cost of revenue equipment acquisitions and dispositions, including any related gains or losses, are important elements of assuring our profitability. We evaluate our profitability using operating ratio, excluding the impact of fuel surcharge revenue (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge), and income before income taxes, which eliminates shifting operating lease expenses "above the line" from interest expense on owned or capital leased equipment.

Results of Operations

The following table sets forth the percentage relationship of expense items to freight revenue for the periods indicated:

	For the three months ended
	September 30,
	2012	2011
Freight revenue(1)	100.0%	100.0%

Operating expenses:
Salaries, wages, and employee benefits	33.1%	32.7%
Fuel(1)	5.1%	8.1%
Purchased transportation	23.2%	23.7%
Revenue equipment rentals	1.6%	0.8%
Operations and maintenance	6.6%	8.5%
Insurance and claims	2.9%	2.7%
Depreciation and amortization	10.4%	10.0%
Communications and utilities	1.1%	0.8%
Operating taxes and licenses	2.1%	2.2%
General and other operating	1.5%	1.4%
Total operating expenses	87.6%	90.9%

Operating income	12.4%	9.1%

Other expense:
Interest expense	1.2%	1.2%
Other income, net	0.1%	0.3%

Income before income taxes	11.1%	8.2%
Provision for income taxes	4.4%	3.4%

Net income	6.8%	4.8%

(1)
Freight revenue is total revenue less fuel surcharges. In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense. Fuel surcharges were $31.2 million and $29.2 million for the first quarter of fiscal 2013 and 2012, respectively.

Comparison of Three Months Ended September 30, 2012 to Three Months Ended September 30, 2011

Total revenue increased by $9.3 million, or 6.5%, to $153.3 million for the first quarter of fiscal 2013, from $144.0 million for the first quarter of fiscal 2012. Freight revenue increased by $7.3 million, or 6.4%, to $122.1 million for the first quarter of fiscal 2013, from $114.8 million for the first quarter of fiscal 2012. This increase was attributable to an increase in loaded miles to 61.4 million for the first quarter of fiscal 2013 from 59.0 million in the first quarter of fiscal 2012, in addition to an increase to revenue per loaded mile to $1.56 for the first quarter of fiscal 2013 from $1.53 for the first quarter of fiscal 2012.  The increase in loaded miles was also the result of an increase in seated line-haul tractors. Offsetting these improvements was a decline in miles per seated truck of about 5% versus the first quarter of fiscal 2012, which was a result of the weak freight environment.  This combination of factors resulted in a slight decrease in average revenue per seated tractor per week, which is our primary measure of asset productivity, of $2,901 in the first quarter of fiscal 2013, from $2,960 for the first quarter of fiscal 2013.

Revenue for our asset-light-based segment increased to $10.8 million in the first quarter of fiscal 2013 from $10.0 million in the first quarter of fiscal 2012, primarily based on increases in our warehousing and LTL revenues.

Fuel surcharge revenue increased to $31.2 million in the first quarter of fiscal 2013 from $29.2 million for the first quarter of fiscal 2012, primarily based on an increase in loaded miles.

In discussing our results of operations, we use freight revenue ("revenue") and fuel, net of fuel surcharge, because we believe that eliminating the impact of the sometimes volatile source of revenue affords more consistent basis for comparing our results of operations from period to period.

Salaries, wages, and employee benefits were $40.4 million, or 33.1% of revenue, for the first quarter of fiscal 2013, compared to $37.6 million, or 32.7% of revenue, for the first quarter of fiscal 2012. The increase in absolute dollars was the result of an increase in driver payroll related to an increase in company miles, along with increases in administrative wages and recruiting expense, offset by a decrease in insurance benefits.

Fuel expenses, net of fuel surcharge revenue, decreased to $6.3 million, or 5.1% of revenue, for the first quarter of fiscal 2013, compared to $9.3 million, or 8.1% of revenue, for the first quarter of fiscal 2012. These decreases were the result of our continued efforts to reduce idling, operate more fuel-efficient tractors, and aerodynamic trailer skirts, and we expect this will continue to have a positive impact on our miles per gallon; however, we expect this positive impact to be partially offset by lower fuel economy on EPA-mandated new engines and use of more costly ultra-low sulfur diesel fuel.  These improvements were partially offset by the weekly on-highway diesel prices increasing 2.3% to $3.95 for the first quarter of fiscal 2013 from $3.86 for the first quarter of fiscal 2012.

Purchased transportation increased to $28.3 million, or 23.2% of revenue, for the first quarter of fiscal 2013, from $27.1 million, or 23.7% of revenue, for the first quarter of fiscal 2012. The increase in absolute dollars was primarily related to an increase in purchased transportation for our intermodal business, offset by a decrease in independent contractor miles from the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile. We expect purchased transportation to increase as we continue to increase our purchased transportation for our brokerage and intermodal operations.

Operations and maintenance decreased to $8.1 million, or 6.6% of revenue, for the first quarter of fiscal 2013, from $9.8 million, or 8.5% of revenue, for the first quarter of fiscal 2012. Operations and maintenance consist of direct operating expense, maintenance, and tire expense. These decreases in the first quarter of fiscal 2013 are primarily related to a decrease in costs associated with maintenance and tire expense as we have continued to reduce the average age of our tractor and trailer fleet.  As an offset to these decreases, direct operating expense has increased, primarily related to tolls and other direct driver-related expenses.

Insurance and claims expense increased to $3.5 million, or 2.9% of revenue, for the first quarter of fiscal 2013, from $3.0 million, or 2.7% of revenue, for the first quarter of fiscal 2012. Insurance consists of premiums for liability, physical damage, cargo damage, and workers' compensation insurance, in addition to claims expense. These increases are primarily from increases in workers' compensation claims expense and a slight increase in liability insurance claims. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume.  We anticipate insurance and claims expense will vary based primarily on the frequency and severity of claims, the level of self-retention, and the premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment,  increased to $12.7 million, or 10.4% of revenue, for the first quarter of fiscal 2013, compared to $11.5 million, or 10.0% of revenue, for the first quarter of fiscal 2012.  These increases were primarily attributable to an increase in owned tractors and trailers, offset by a higher gain on sale of equipment in the first quarter of fiscal 2013, which included expenses to prepare the equipment for sale.  Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of income in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases. We expect our depreciation and amortization to increase going forward.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses. Accordingly, we have not provided a detailed discussion of such expenses.

Income taxes increased to $5.3 million, with an effective tax rate of 39.3%, for the first quarter of fiscal 2013, from $3.9 million, with an effective tax rate of 41.4%, for the first quarter of fiscal 2012. As pre-tax net income increases, our non-deductible expenses, such as per diem expense, have a lesser impact on our effective rate.

Liquidity and Capital Resources

Trucking is a capital-intensive business. We require cash to fund our operating expenses (other than depreciation and amortization), to make capital expenditures and acquisitions, and to repay debt, including principal and interest payments. Other than ordinary operating expenses, we anticipate that capital expenditures for the acquisition of revenue equipment will constitute our primary cash requirement over the next twelve months. We frequently consider potential acquisitions, and if we were to consummate an acquisition, our cash requirements would increase and we may have to modify our expected financing sources for the purchase of tractors. Subject to any required lender approval, we may make acquisitions in the future. Our principal sources of liquidity are cash generated from operations, bank borrowings, capital and operating lease financing of revenue equipment, and proceeds from the sale of used revenue equipment. At September 30, 2012, our total balance sheet debt, including capital lease obligations and current maturities, was $263.4 million, compared to $230.6 million at June 30, 2012.

As of September 30, 2012, we had a capital commitment for revenue equipment of $64.2 million for delivery through fiscal 2013. These capital commitments are amounts before considering the proceeds of equipment dispositions. In fiscal 2013, we expect to purchase our new tractors and trailers with a combination of cash, capital leases, and off-balance sheet operating leases.

On August 29, 2011, the Company increased our credit facility to $100.0 million and reset the term on our five-year revolving credit facility agented by Bank of America, N.A. The facility refinanced the Company's existing credit facility and provides for ongoing working capital needs and general corporate purposes. Bank of America, N.A. continues to serve as the lead arranger in the facility and Wells Fargo Bank, N.A. continues to participate in the new facility. At September 30, 2012, we were authorized to borrow up to $100.0 million under this revolving line of credit, which expires August 29, 2016. The applicable interest rate under this agreement is based on either a base rate equal to Bank of America, N.A.'s prime rate or LIBOR plus an applicable margin between 0.75% and 1.125% that is adjusted quarterly based on the Company's lease adjusted total debt to EBITDAR ratio. At September 30, 2012, we had $28.6 million in outstanding borrowings related to our credit facility and $0.4 million utilized for letters of credit. The agreement is collateralized by the assets of all the U.S. subsidiaries of the Company. We are obligated to comply with certain financial covenants under our credit agreement and we were in compliance with these covenants at September 30, 2012.

We believe we will be able to fund our operating expenses, as well as our current commitments for the acquisition of revenue equipment over the next twelve months, with a combination of cash generated from operations, borrowings available under our primary credit facility, and lease financing arrangements. We will continue to have significant capital requirements over the long term, and the availability of the needed capital will depend upon our financial condition, operating results, and numerous other factors over which we have limited or no control, including prevailing market conditions and the market price of our common stock. However, based on our operating results, anticipated future cash flows, current availability under our credit facility, and sources of equipment lease financing that we expect will be available to us, we do not expect to experience significant liquidity constraints in the foreseeable future.

Cash Flows

Net cash provided by operations for the three months ended September 30, 2012, was $21.0 million, compared to $8.3 million for the three months ended September 30, 2011. Cash provided by operations increased primarily due to an increase in net income and an increase in accounts payable and accrued expenses.

Net cash used in investing activities was $59.8 million for the three months ended September 30, 2012, compared to net cash used in investing activities of $17.2 million for the three months ended September 30, 2011. Cash used in investing activities includes the net cash effect of acquisitions and dispositions of property and revenue equipment during each period. Capital expenditures for property and equipment totaled $63.1 million for the three months ended September 30, 2012, and $27.9 million for the three months ended September 30, 2011.  This increase is related to the purchase of additional revenue equipment as we have continued to refresh our fleet. We generated proceeds from the sale of property and equipment of $28.5 million and $15.2 million for the three months ended September 30, 2012, and September 30, 2011, respectively.

Net cash provided by financing activities was $8.2 million for the three months ended September 30, 2012, compared to net cash used by financing activities of $15.6 million for the three months ended September 30, 2011. The increase in cash provided by financing activities was due primarily to an increase in borrowings on our line of credit. Financing activity also includes borrowings  and payments of the principal component of capital lease obligations.

Cash dividends paid for the three months ended September 30, 2012, was approximately $0.4 million, or $0.02 per share. We currently expect to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

Contractual Obligations

As of September 30, 2012, our operating leases, capitalized leases, other debts, and future commitments have stated maturities or minimum annual payments as follows:

	Annual Cash Requirements
	As of September 30, 2012
	(in thousands)
	Payments Due by Period
		Less			More
		than	1-3	3-5	than
	Total	1 year	years	Years	5 years

Operating leases	$25,569	$7,390	$10,354	$5,096	$2,729
Lease residual value guarantees	25,942	3,246	12,719	---	9,977
Capital leases(1)	249,658	40,160	121,313	22,461	65,724
Long-term debt(1)	28,866	276	28,590	---	---
Sub total	$330,035	$51,072	$172,976	$27,557	$78,430

Future Purchase of Revenue Equipment	$63,149	$58,502	$783	$783	$3,081
Employment and consulting agreements(2)	735	735	---	---	---
Standby letters of credit	438	438	---	---	---

Total	$394,357	$110,747	$173,759	$28,340	$81,511

(1)	Includes interest.
(2)
The amounts reflected in the table do not include amounts that could become payable to our Chief Executive Officer and Chief Operating Officer under certain circumstances if their employment by the Company is terminated.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for our revenue equipment. Our operating leases include some under which we do not guarantee the value of the asset at the end of the lease term ("walk-away leases") and some under which we do guarantee the value of the asset at the end of the lease term ("residual value"). Therefore, we are subject to the risk that equipment values may decline, in which case we would suffer a loss upon disposition and be required to make cash payments because of the residual value guarantees.  At September 30, 2012, we were obligated for residual value guarantees related to operating leases of $25.9 million, compared to $7.9 million at September 30, 2011. We believe that any residual payment obligations will be satisfied by the value of the related equipment at the end of the lease. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We anticipate that going forward we will primarily use a combination of cash generated from operations and capital leases to finance tractor and trailer purchases.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. These estimates are based on management's best knowledge of current events and actions that affect, or could affect, our financial statements materially and involve a significant level of judgment by management. The accounting policies we deem most critical to use include revenue recognition, allowance for doubtful accounts, depreciation, claims accrual, and accounting for income taxes. There have been no significant changes to our critical accounting policies and estimates during the three months ended September 30, 2012, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in our 2012 Annual Report on Form 10-K.

Seasonality

In the trucking industry, revenue generally decreases as customers reduce shipments during the winter holiday season and as inclement weather impedes operations.  At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and inclement weather.  We have substantial operations in the Midwestern and Eastern United States and Canada.  For the reasons stated, in those geographic regions in particular, third quarter net income historically has been lower than net income in each of the other three quarters of the year, excluding charges.  Our equipment utilization typically improves substantially between May and October of each year because of seasonal increased shipping and better weather.  Also, during September and October, business generally increases as a result of increased retail merchandise shipped in anticipation of the holidays.

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

Interest Rate Risk. We are exposed to interest rate risk principally from our primary credit facility. The credit facility carries a variable interest rate equal to either Bank of America, N.A.'s prime rate or LIBOR plus an applicable margin between 0.75% and 1.125% that is adjusted quarterly based on the Company's lease adjusted total debt to EBITDAR ratio.  At September 30, 2012, the interest rate for revolving borrowings under our credit facility was 0.96%.  At September 30, 2012, we had $28.6 million variable rate term loan borrowings outstanding under the credit facility.  A hypothetical 10.0% increase in the bank's base rate and LIBOR would be immaterial to our net income.

Currency Exchange Rate Risk. We are subject to variability in foreign currency exchange rates in our international operations. Exposure to this variability is periodically managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. We enter into currency exchange agreements from time-to-time to manage our exposure arising from fluctuating exchange rates related to specific and forecasted transactions. We operate this program pursuant to documented corporate risk management policies and do not enter into derivative transactions for speculative purposes.

Our currency risk consists primarily of foreign currency, denominated firm commitments, and forecasted foreign currency denominated intercompany and third party transactions. At September 30, 2012, we had outstanding foreign exchange derivative contracts in notional amounts of $54.0 million with the fair value of these contracts approximately $0.2 million more than the original contract value. Derivative gains or losses, initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.

Assuming revenue and expenses for our Canadian operations identical to that in the first quarter of fiscal 2013 (both in terms of amount and currency mix), we estimate that a $0.01 decrease in the Canadian dollar exchange rate would reduce our annual net income by approximately $42,000. Also, we estimate that a $0.01 decrease in the Mexican peso exchange rate would reduce our annual net income by approximately $54,000.

Commodity Price Risk. Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability.  Fuel is subject to economic, political, and market factors that are outside of our control. We believe fuel surcharges are effective at mitigating most, but not all, of the risk of high fuel price because we do not recover the full amount of fuel price increases. In fiscal 2013, we entered into contracts to hedge up to 0.2 million gallons per month for 15 months, ending on December 31, 2013.  This represents approximately 4.0% of our monthly projected fuel requirements through December 2013.  At September 30, 2012, we had outstanding contracts in place for a notional amount of $7.3 million with the fair value of these contracts approximately $0.8 million more than the original contract value. Derivative gains or losses, initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.  Based on our expected fuel consumption for fiscal 2013, a 10.0% change in the related price of heating oil or diesel per gallon would not have a material financial impact, assuming no further changes to our fuel hedging program or our fuel surcharge recovery.

Item 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the "Certifying Officers"), as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15(b) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures.

Prior to the filing of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, our management, under the supervision and with the participation of our Certifying Officers, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (the "Evaluation") as of the last day of the period covered by such filing.

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

Item 1A.                 Risk Factors

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Annual Report on Form 10-K for the year ended June 30, 2012, in the section entitled Item 1A. Risk Factors, describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

Item 4.                    Mine Safety Disclosures

Not applicable.

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

Date: November 5, 2012

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