Form 10-Q
period 2012-12-31
CELADON GROUP INC
filed 2013-02-07
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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
Yes [ ] No [X]

As of January 25, 2013 (the latest practicable date), 22,925,361 shares of the registrant's common stock, par value $0.033 per share, were outstanding.

CELADON GROUP, INC.

Index to

December 31, 2012 Form 10-Q

PART I.              FINANCIAL INFORMATION

Item I.                 Financial Statements

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Dollars and shares in thousands except per share amounts)
(Unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2012	2011	2012	2011

REVENUE:
Freight revenue	$116,794	$115,065	$238,910	$229,842
Fuel surcharge revenue	31,318	29,135	62,499	58,317
Total revenue	148,112	144,200	301,409	288,159

OPERATING EXPENSES:
Salaries, wages, and employee benefits	41,639	37,562	82,040	75,122
Fuel	36,422	37,063	73,875	75,530
Purchased transportation	28,638	27,302	56,975	54,435
Revenue equipment rentals	1,653	933	3,650	1,906
Operations and maintenance	7,713	10,177	15,779	19,979
Insurance and claims	3,988	3,676	7,489	6,719
Depreciation and amortization	9,534	12,413	22,208	23,944
Communications and utilities	1,349	998	2,641	1,903
Operating taxes and licenses	2,509	2,595	5,097	5,104
General and other operating	2,076	1,668	3,924	3,297
Total operating expenses	135,521	134,387	273,678	267,939

Operating income	12,591	9,813	27,731	20,220

Interest expense	1,172	1,524	2,663	2,906
Interest income	---	(44)	---	(52)
Other income	(316)	(211)	(279)	(498)
Income before income taxes	11,735	8,544	25,347	17,864
Income tax expense	4,355	3,089	9,706	6,951
Net income	$7,380	$5,455	$15,641	$10,913

Income per common share:
Diluted	$0.32	$0.24	$0.67	$0.48
Basic	$0.33	$0.25	$0.70	$0.49

Diluted weighted average shares outstanding	23,248	22,697	23,214	22,687
Basic weighted average shares outstanding	22,587	22,248	22,485	22,233

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
 (in thousands)
(Unaudited)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2012	2011	2012	2011

Net income	$7,380	$5,455	$15,641	$10,913
Other comprehensive income (loss):
Unrealized gain (loss) on fuel derivative instruments, net of tax	(309)	509	278	(140)
Unrealized gain (loss) on currency derivative instruments, net of tax	(27)	61	97	(376)
Unrealized gain (loss) on available for sale securities, net of tax	---	(15)	---	265
Foreign currency translation adjustments, net of tax	(315)	(286)	1,194	(3,876)
Total other comprehensive income (loss)	(651)	269	1,569	(4,127)
Comprehensive income	$6,729	$5,724	$17,210	$6,786

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2012 and June 30, 2012
(Dollars and shares in thousands except par value)

	(unaudited)
	December 31,	June 30,
ASSETS	2012	2012

Current assets:
Cash and cash equivalents	$8,094	$33,646
Trade receivables, net of allowance for doubtful accounts of $970 and $1,007 at December 31, 2012 and June 30, 2012, respectively	61,892	67,615
Prepaid expenses and other current assets	14,044	10,910
Tires in service	1,202	1,805
Equipment for resale	19,331	7,908
Income tax receivable	598	---
Deferred income taxes	4,403	4,160
Total current assets	109,564	126,044
Property and equipment	520,764	483,327
Less accumulated depreciation and amortization	104,003	112,871
Net property and equipment	416,761	370,456
Tires in service	1,483	2,487
Goodwill	16,702	16,702
Investment in joint venture	4,006	3,491
Other assets	2,647	1,531
Total assets	$551,163	$520,711

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$4,533	$7,734
Accrued salaries and benefits	11,173	13,854
Accrued insurance and claims	10,096	10,138
Accrued fuel expense	9,576	6,029
Other accrued expenses	18,632	17,911
Income taxes payable	---	1,483
Current maturities of capital lease obligations	27,469	45,135
Total current liabilities	81,479	102,284
Long-term debt	29,345	---
Capital lease obligations, net of current maturities	181,131	185,436
Deferred income taxes	45,077	38,210
Stockholders' equity:
Common stock, $0.033 par value, authorized 40,000 shares; issued and outstanding 23,805 and 23,984 shares at December 31, 2012 and June 30, 2012, respectively	785	791
Treasury stock at cost; 882 and 1,155 shares at December 31, 2012 and June 30, 2012, respectively	(6,082)	(7,966)
Additional paid-in capital	102,312	101,154
Retained earnings	120,511	105,765
Accumulated other comprehensive loss	(3,395)	(4,963)
Total stockholders' equity	214,131	194,781
Total liabilities and stockholders' equity	$551,163	$520,711

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
(Unaudited)

	Six months ended
	December 31,
	2012		2011

Cash flows from operating activities:
Net income		$15,641	$10,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		28,197	26,526
Gain on sale of equipment		(5,883)	(2,380)
Stock based compensation		2,817	728
Deferred income taxes		5,971	3,640
Provision for doubtful accounts		2	10
Changes in assets and liabilities:
Trade receivables		7,573	3,855
Income taxes		(2,188)	(4,033)
Tires in service		2,369	(477)
Prepaid expenses and other current assets		(2,395)	(116)
Other assets		(2,373)	(630)
Accounts payable and accrued expenses		(2,063)	677
Net cash provided by operating activities		47,668	38,713

Cash flows from investing activities:
Purchase of property and equipment		(90,924)	(64,141)
Proceeds on sale of property and equipment		69,669	44,012
Purchase of businesses, net of cash		(32,578)	(34,300)
Purchase of available for sale securities		---	(4,661)
Net cash used in investing activities		(53,833)	(59,090)

Cash flows from financing activities:
Borrowings on long-term debt		29,345	34,531
Dividends paid		(895)	(445)
Principal payments under capital lease obligations		(48,386)	(37,215)
Proceeds from issuance of stock		215	34
Net cash used in financing activities		(19,721)	(3,095)
Effect of exchange rates on cash and cash equivalents		334	(783)
Decrease in cash and cash equivalents		(25,552)	(24,255)
Cash and cash equivalents at beginning of period		33,646	25,673
Cash and cash equivalents at end of period		$8,094	$1,418
Supplemental disclosure of cash flow information:
Interest paid		$2,664	$2,864
Income taxes paid		$5,596	$7,193
Change in dividends payable	$	---	$445
Lease obligation incurred in the purchase of equipment		$26,415	$67,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
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

2.           Earnings Per Share (in thousands, except per share data)

A reconciliation of the basic and diluted earnings per share is as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2012	2011	2012	2011

Weighted average common shares outstanding – basic	22,587	22,248	22,485	22,233
Dilutive effect of stock options and unvested restricted stock units	661	449	729	454
Weighted average common shares outstanding – diluted	23,248	22,697	23,214	22,687

Net income	$7,380	$5,455	$15,641	$10,913
Earnings per common share
Diluted	$0.32	$0.24	$0.67	$0.48
Basic	$0.33	$0.25	$0.70	$0.49

Certain shares of common stock were excluded from the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive. A summary of those options follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2012	2011	2012	2011

Number of anti-dilutive shares	74	811	81	813

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Unaudited)

3.           Stock Based Compensation

The following table summarizes the components of our share based compensation program expense (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2012	2011	2012	2011

Stock compensation expense for options, net of forfeitures	$208	$107	$314	$336
Stock compensation for restricted stock, net of forfeitures	2,032	310	2,507	700
Stock compensation (income) expense for stock appreciation rights, net of forfeitures	40	420	(4)	(308)
Total stock compensation expense	$2,280	$837	$2,817	$728

In the December 31, 2012 quarter, in conjunction with a change in title and responsibility from Chief Executive Officer and Chairman of the Board to solely Chairman of the Board, our Board of Directors accelerated the vesting of Mr. Steve Russell’s restricted stock and stock options.  This resulted in the vesting of all unvested grants as of December 6, 2012.  The income statement impact of the acceleration was approximately $1.6 million.

As of December 31, 2012, we have approximately $0.4 million of unrecognized compensation cost related to unvested options granted under our 2006 Omnibus Incentive Plan, as amended (the "2006 Plan"). This cost is expected to be recognized over a weighted-average period of 0.9 years and a total period of 2.3 years.

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

No grants were issued in the six months ended December 31, 2012 or 2011.

A summary of the award activity of our stock option plans as of December 31, 2012, and changes during the period then ended is presented below:

Options	Option Totals	Weighted-Average Exercise Price per Share

Outstanding at July 1, 2012	1,362,290	$10.63
Granted	---	---
Exercised	(31,000)	$6.64
Forfeited or expired	(11,375)	$13.41
Outstanding at December 31, 2012	1,319,915	$10.70
Exercisable at December 31, 2012	1,210,165	$10.56

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Unaudited)

We also have approximately $3.3 million of unrecognized compensation expense related to restricted stock awards, which is anticipated to be recognized over a weighted-average period of 2.4 years and a total period of 3.8 years.  A summary of the restricted stock award activity under the 2006 Plan as of December 31, 2012, and changes during the six-month period is presented below:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value

Unvested at July 1, 2012	453,425	$12.36
Granted	73,413	$16.09
Vested and Issued	(242,438)	$12.62
Forfeited	(10,862)	$11.18
Unvested at December 31, 2012	273,538	$13.46

The fair value of each restricted stock award is based on the closing market price on the date of grant.

We had no outstanding stock appreciation rights as of December 31, 2012 and 142,593 outstanding stock appreciation rights as of June 30, 2012. These stock appreciation rights were granted at a fair value market price of $8.64 based on the closing market price on the date of the grant and were marked to market at the end of each quarter.  All stock rights vested and were paid out in the December 2012 quarter.

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

	Operating Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Asset-based	$137,435	$133,900	$279,870	$267,858
Asset-light	10,677	10,300	21,539	20,301
Total	$148,112	$144,200	$301,409	$288,159

	Operating Income
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Asset-based	$11,482	$9,166	$25,791	$18,921
Asset-light	1,109	647	1,940	1,299
Total	$12,591	$9,813	$27,731	$20,220

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Unaudited)

Information as to our operating revenue by geographic area is summarized below (in thousands). We allocate operating revenue based on country of origin of the tractor hauling the freight:

	Operating Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

United States	$129,770	$124,214	$263,901	$248,750
Canada	10,907	11,674	21,810	22,908
Mexico	7,435	8,312	15,698	16,501
Consolidated	$148,112	$144,200	$301,409	$288,159

5.           Income Taxes

During the three months ended December 31, 2012 and 2011, our effective tax rates were 37.1% and 36.2%, respectively.  During the six months ended December 31, 2012 and 2011, our effective tax rates were 38.3% and 38.9%, respectively.  Income tax expense varies from the amount computed by applying the statutory federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases our drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes.  As a result, salaries, wages and employee benefits are slightly lower, and our effective income tax rate is higher than the statutory rate.  Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases because aggregate per diem pay becomes smaller in relation to pre-tax income.  Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

We account for any uncertainty in income taxes by determining whether it is more likely than not that a tax position taken or expected to be taken in a tax return will be sustained upon examination by the appropriate taxing authority based on the technical merits of the position.  In that regard, we have analyzed filing positions in our federal and applicable state tax returns as well as in all open tax years.  The only periods subject to examination for our federal returns are the 2009 through 2012 tax years.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations and cash flows.   As of December 31, 2012, we recorded a $0.4 million liability for unrecognized tax benefits, a portion of which represents penalties and interest.

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

7.           Lease Obligations and Long-Term Debt

We lease certain revenue and service equipment under long-term lease agreements, payable in monthly installments.

Equipment obtained under a capital lease is reflected on our balance sheet as owned and the related leases mature at various dates through 2019.

Assets held under operating leases are not recorded on the balance sheet. We lease revenue and service equipment under non-cancellable operating leases expiring at various dates through 2019.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Unaudited)
Long-Term Debt

We had outstanding borrowings, excluding capital leases, of $29.3 million at December 31, 2012 and did not have outstanding borrowings at June 30, 2012.

Future minimum lease payments relating to capital leases and operating leases as of December 31, 2012 (in thousands):

	Capital Leases	Operating Leases
2013	$31,111	$6,629
2014	50,326	9,389
2015	52,830	12,668
2016	12,357	2,546
2017	10,362	2,546
Thereafter	64,520	12,060
Total minimum lease payments	221,506	$45,838
Less amounts representing interest	12,906
Present value of minimum lease payments	208,600
Less current maturities	27,469
Non-current portion	$181,131

8.           Fair Value Measurements

ASC 820-10 Fair Value Measurements and Disclosure defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard establishes a three-level hierarchy for fair value measurements based upon the significant inputs used to determine fair value. Observable inputs are those which are obtained from market participants external to us while unobservable inputs are generally developed internally, utilizing management’s estimates assumptions, and specific knowledge of the nature of the assets or liabilities and related markets. The three levels are defined as follows:

Level 1 – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access at the measurement date. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

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

Level 3 – Unobservable inputs, only used to the extent that observable inputs are not available, reflect our assumptions about the pricing of an asset or liability.

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value as of December 31, 2012 and June 30, 2012.

			Level 1		Level 2		Level 3
	Balance	Balance	Balance	Balance	Balance	Balance	Balance	Balance
	at	at	at	at	at	at	at	at
	December	June	December	June	December	June	December	June
	31,	30,	31,	30,	31,	30,	31,	30,
	2012	2012	2012	2012	2012	2012	2012	2012
Foreign currency derivatives	106	8	---	---	106	8	---	---

Fuel derivatives	218	(59)	---	---	218	(59)	---	---

9.           Dividend

On October 22, 2012, we declared a cash dividend of $0.02 per share of common stock.  The dividend was payable to shareholders of record on January 4, 2013 and was paid on January 15, 2013.  Future payment of cash dividends, and the amount of any such dividends, will depend on our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

10.           Fuel Derivatives

In our day to day business activities we are exposed to certain market risks, including the effects of changes in fuel prices.  We continually review new ways to reduce the potentially adverse effects that the volatility of fuel markets may have on operating results.  In an effort to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we enter into futures contracts.  These instruments will be heating oil futures contracts as the related index, New York Mercantile Exchange ("NYMEX"), generally exhibits high correlation with the changes in the dollars of the forecasted purchase of diesel fuel. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

As of December 31, 2012, we had entered into future contracts pertaining to 1,512,000 gallons in heating oil through December 2013 (on average 126,000 gallons per month). Under these contracts, we pay a fixed rate per gallon of heating oil and receive the monthly average price of New York heating oil per the NYMEX. We have done retrospective and prospective regression analyses that showed the changes in the prices of diesel fuel and heating oil were deemed to be highly effective based on the relevant authoritative guidance.  Accordingly, we have designated the respective hedges as cash flow hedges.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly.  If our analysis shows that the derivatives are not highly effective as hedges, we will discontinue hedge accounting for the period and prospectively recognize changes in the fair value of the derivative being recognized through earnings.  As a result of our effectiveness assessment at inception and at December 31, 2012, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

We recognize all derivative instruments at fair value on our consolidated condensed balance sheets in other assets or other accrued expenses.  Our derivative instruments are designated as cash flow hedges, thus the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income and will be reclassified into earnings in the same period during which the hedged transactions affect earnings.  The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item.  To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in other income or expense on our consolidated condensed statements of operations. The ineffective portion of the hedge was immaterial at December 31, 2012.

Based on the amounts in accumulated other comprehensive income as of December 31, 2012 and the expected timing of the purchases of the diesel hedged, we expect to reclassify $0.2 million of loss on derivative instruments from accumulated other comprehensive income to the statement of income, as an offset to fuel expense, during the next three months due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

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

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Unaudited)

11.           Acquisitions and Assets Held for Sale

               On August 3, 2012, we acquired certain assets of USA Dry Van Logistics, LLC ("USA").   We acquired 271 tractors and 1,213 trailers, which were recorded at their estimated fair value of $18.5 million.  The value of equipment that has not been disposed of is classified as equipment held for resale.  The purposes of the acquisition were to offer employment opportunities to former USA drivers and to evaluate freight transportation opportunities from USA customers.

On September 27, 2012, we acquired certain assets of Robinson Transport, Inc ("Robinson").   We acquired 155 tractors and 280 trailers, which were recorded at their estimated fair value of $8.2 million.  Approximately $4.6 million of that equipment has been classified as property and equipment as it consists of equipment we plan to utilize in our operations.  The remaining value of equipment that has not been disposed of is classified as equipment held for resale.  In addition, we purchased the terminal and land in Columbus, Ohio of approximately 10 acres, for approximately $1.1 million, which we intend to continue to operate.  The purposes of the acquisition were to offer employment opportunities to former Robinson drivers and to evaluate freight transportation opportunities from Robinson customers.

In December 2012, we acquired the stock of Rock Leasing, Inc. (“Rock”) in Warren, IN for $4.1 million.  We have preliminarily assigned values to the acquired assets of Rock consisting primarily of trade receivables of $1.8 million and property and equipment of $3.1 million, other assets of $0.5 million, and intangible assets of $1.1 million which is offset by approximately $2.4 million of various liabilities.  The property and equipment includes tractors and trailers that we intend to continue to utilize. In a separate transaction we purchased land and warehouse assets for $0.8 million.  There is office space and a total of approximately 150,000 square feet of warehouse space in Warren, IN.  Purchase price allocation has not yet been finalized due to continued analysis of the fair value of the assets and liabilities and will be finalized in the March 2013 quarter.  We used borrowings under our existing line of credit to fund the purchase price of both transactions.  The purposes of the acquisitions were to offer employment opportunities to Rock drivers and continue dry-van, temperature controlled, and warehouse services for the Rock customers.

The recorded amounts of assets acquired in the above transactions are subject to change upon the finalization of our determination of acquisition date fair values.  Equipment held for resale is not being depreciated.

12.           Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05"), which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.    In December 2011, the FASB issued ASU No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05" ("ASU 2011-12"). ASU 2011-12 defers the requirement in ASU 2011-05 to present reclassification adjustments for each component of accumulated other comprehensive income ("AOCI") in both other comprehensive income and net income on the face of the financial statements and the presentation of reclassification adjustments is not required in interim periods. We expect to continue to present amounts reclassified out of AOCI on the face of the financial statements. The effective dates of ASU 2011-12 are consistent with the effective dates of ASU 2011-05, which was effective for us on July 1, 2012. Although adopting the guidance has not had an impact on our accounting for comprehensive income (loss), it does affect our presentation of components of comprehensive income (loss) by eliminating the historical practice of showing these items within our consolidated statements of stockholders' equity

13.           Reclassifications and Adjustments

Certain items in the prior year's consolidated financial statements have been reclassified to conform to the current presentation.

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Forward-Looking Statements

This Quarterly Report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, events, performance, or achievements of the Company to be materially different from any future results, events, performance, or achievements expressed in or implied by such forward-looking statements.  Such statements may be identified by the fact that they do not relate strictly to historical or current facts.  These statements generally use words such as "believe," "expect," "anticipate," "project," "forecast," "should," "estimate," "plan," "intend," "outlook," "goal," "will," "may," and similar expressions.  While it is impossible to identify all factors that may cause actual results to differ from those expressed in or implied by forward-looking statements, the risks and uncertainties that may affect our business, include, but are not limited to, those discussed in the section entitled Item 1A. Risk Factors set forth below.

All such forward-looking statements speak only as of the date of this Form 10-Q.  You are cautioned not to place undue reliance on such forward-looking statements.  We expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in the events, conditions, or circumstances on which any such statement is based.

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

Recent Results of Operations

Our results of operations for the quarter ended December 31, 2012, compared to the same period in 2011 are:

•	Freight revenue increased to $116.8 million from $115.1 million;
•	Net income increased to $7.4 million from $5.5 million; and
•	Net income per diluted share increased to $0.32 from $0.24.

In the December 2012 quarter, average revenue per loaded mile increased 2.4% from the December 2011 quarter.  This increase was offset by flat revenue per seated tractor per week and a 2.8% decline in average miles per seated tractor from the December 2011 quarter. We believe that we are making progress improving our freight mix and contract pricing.

Our average seated line haul tractors increased to 2,698 tractors in the quarter ended December 31, 2012, compared to 2,633 tractors for the same period a year ago. The net change of 65 units is comprised of a 56-unit increase in independent contractor tractors, and a 9-unit increase in company tractors.  The tight driver market impacted our ability to recruit company drivers. The number of tractors operated by independent contractors increased 14.3% from a year ago.

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

Results of Operations

The following table sets forth the percentage relationship of expense items to freight revenue for the periods indicated:

	Three months ended		Six months ended
	December 31,		December 31,
	2012	2011	2012	2011

Freight revenue(1)	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages, and employee benefits	35.6%	32.6%	34.3%	32.7%
Fuel(1)	4.4%	6.9%	4.8%	7.5%
Purchased transportation	24.5%	23.7%	23.9%	23.7%
Revenue equipment rentals	1.4%	0.8%	1.5%	0.8%
Operations and maintenance	6.6%	8.8%	6.6%	8.7%
Insurance and claims	3.4%	3.2%	3.1%	2.9%
Depreciation and amortization	8.2%	10.8%	9.3%	10.4%
Communications and utilities	1.2%	0.9%	1.1%	0.8%
Operating taxes and licenses	2.1%	2.3%	2.1%	2.2%
General and other operating	1.8%	1.5%	1.7%	1.5%
Total operating expenses	89.2%	91.5%	88.4%	91.2%

Operating income	10.8%	8.5%	11.6%	8.8%

Other expense (incomes)	0.8%	1.1%	1.0%	1.0%

Income before income taxes	10.0%	7.4%	10.6%	7.8%
Provision for income taxes	3.7%	2.7%	4.0%	3.0%

Net income	6.3%	4.7%	6.6%	4.8%

(1)
Freight revenue is total revenue less fuel surcharges. In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense. Fuel surcharges were $31.3 million and $29.1 million for the second quarter of fiscal 2013 and 2012, respectively, and $62.5 million and $58.3 million for the six months ended December 31, 2012 and 2011, respectively.

Comparison of Three Months Ended December 31, 2012 to Three Months Ended December 31, 2011

In discussing our results of operations, we use freight revenue and fuel, net of fuel surcharge, because we believe that eliminating the impact of the sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.

Total revenue increased by $3.9 million, or 2.7%, to $148.1 million for the second quarter of fiscal 2013, from $144.2 million for the second quarter of fiscal 2012.  Freight revenue increased by $1.7 million to $116.8 million for the second quarter of fiscal 2013, from $115.1 million for the second quarter of fiscal 2012. This increase was attributable to revenue per loaded mile increasing to $1.564 for the second quarter of fiscal 2013 from $1.528 for the second quarter of fiscal 2012 and a slight increase in loaded miles to 58.8 million for the second quarter of fiscal 2013 from 58.4 million in the second quarter of fiscal 2012, due to a slight increase in seated line-haul tractors. This combination of factors resulted in average revenue per tractor per week, which is our primary measure of asset productivity, being basically flat at $2,826 in the second quarter of fiscal 2013 and $2,823 for the second quarter of fiscal 2012.

Revenue for our asset-light segment increased to $10.7 million in the second quarter of fiscal 2013 from $10.3 million in the second quarter of fiscal 2012 primarily based on increases in our warehousing and LTL revenues offset by a decrease in our brokerage revenue.

Fuel surcharge revenue increased to $31.3 million in the second quarter of fiscal 2013 from $29.1 million for the second quarter of fiscal 2012 due to a slight increase in loaded miles and an increase in Department of Energy (“DOE”) fuel prices on which our fuel surcharge is calculated.

Salaries, wages, and employee benefits were $41.6 million, or 35.6% of revenue, for the second quarter of fiscal 2013, compared to $37.6 million, or 32.6% of revenue, for the second quarter of fiscal 2012.  These expenses increased due to increases in driver payroll related to a slight driver pay increase, increases in non-driver salaries and wages, and recruiting expenses.  Also, there was an increase of approximately $1.6 million for accelerating the vesting of Mr. Steve Russell’s equity compensation in conjunction with his position change from Chief Executive Officer and Chairman of the Board to solely Chairman of the Board of Directors.

Fuel expenses, net of fuel surcharge revenue, decreased to $5.1 million, or 4.4% of revenue, for the second quarter of fiscal 2013, compared to $7.9 million, or 6.9% of revenue, for the second quarter of fiscal 2012. This decrease was primarily attributable to a decrease in gallons purchased due to enhanced fuel efficiency and lower total company miles offset by the average fuel price increasing to $3.67 per gallon in the second quarter of fiscal 2013, compared to $3.59 per gallon in the second quarter of fiscal 2012. We expect that our continued efforts to reduce idling, operate more fuel-efficient tractors, and utilize aerodynamic trailer skirts will continue to have a positive impact on our miles per gallon.  However, we expect this positive impact to be partially offset by lower fuel economy on EPA-mandated new engines and use of more costly ultra-low sulfur diesel fuel.

Purchased transportation increased to $28.6 million, or 24.5% of revenue, for the second quarter of fiscal 2013, from $27.3 million, or 23.7% of revenue, for the second quarter of fiscal 2012. This increase is primarily related to an increase in our independent contractors expense due to an increase in independent contractor miles to 12.3 million in the second quarter of fiscal 2013 from 11.2 million in the second quarter of fiscal 2012.  We also had increases in intermodal rail expense and third party less than truckload expense offset by a decrease in broker transportation expense. Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile. We expect purchased transportation to increase as we increase the number of independent contractors in our fleet and continue to increase our purchased transportation for brokerage and intermodal transportation.

Operations and maintenance decreased to $7.7 million, or 6.6% of revenue, for the second quarter of fiscal 2013, from $10.2 million, or 8.8% of revenue, for the second quarter of fiscal 2012. Operations and maintenance consist of direct operating expense, maintenance, and tire expense. These decreases are primarily related to decreased costs associated with maintenance and tire expense as we have continued to reduce the average age of our tractor and trailer fleet.  These decreases were offset by increased tolls and other direct driver-related expenses. We expect operations and maintenance expense to be consistent at this level in the near future and increase slowly as our equipment age increases.

Insurance and claims expense increased to $4.0 million, or 3.4% of revenue, for the second quarter of fiscal 2013, from $3.7 million, or 3.2% of revenue, for the second quarter of fiscal 2012.  Insurance consists of premiums for liability, physical damage, cargo damage, and workers' compensation insurance, in addition to claims expense.  Insurance expense was affected by slight increases in workers' compensation costs, cargo claims expenses and liability claims expenses. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume. We believe insurance and claims expense will vary based primarily on the frequency and severity of claims, the level of self-retention, and the premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased to $9.5 million, or 8.2% of revenue, for the second quarter of fiscal 2013, compared to $12.4 million, or 10.8% of revenue, for the second quarter of fiscal 2012. This decrease is primarily attributable to an increase in the gain on sale of, which includes expenses to prepare the equipment for sale. Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of income in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases.  We expect depreciation and amortization to increase in the future as gains on sale of equipment is expected to decline.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses. Accordingly, we have not provided a detailed discussion of such expenses.

Income taxes increased to $4.4 million, with an effective tax rate of 37.1%, for the second quarter of fiscal 2013, from $3.1 million, with an effective tax rate of 36.2%, for the second quarter of fiscal 2012. As pre-tax net income increases, our non-deductible expenses, such as per diem expense, have a lesser impact on our effective rate.

Comparison of Six Months Ended December 31, 2012 to Six Months Ended December 31, 2011

In discussing our results of operations, we use freight revenue and fuel, net of fuel surcharge, because we believe that eliminating the impact of the sometimes volatile source of revenue affords more consistent basis for comparing our results of operations from period to period.

Total revenue increased by $13.3 million, or 4.6%, to $301.4 million for the six months ended December 31, 2012, (“the fiscal 2013 period”), from $288.2 million for the six months ended December 31, 2011, (“the fiscal 2012 period”).  Freight revenue increased by $9.1 million, to $238.9 million for the fiscal 2013 period, from $229.8 million for the fiscal 2012 period.  The increase was attributable to an increase in loaded miles to 120.2 million for the fiscal 2013 period from 117.4 million in the fiscal 2012 period.  We improved our seated tractors and revenue per loaded mile increased to $1.560 for the fiscal 2013 period from $1.527 for the fiscal 2012 period.  These increases were slightly offset by a decrease in average miles per tractor per week.  This combination of factors resulted in a slight decrease in average revenue per tractor per week, which is our primary measure of asset productivity, at $2,861 in the fiscal 2013 period, and $2,890 for the fiscal 2012 period.

Revenue for our asset-light segment increased to $21.5 million in the fiscal 2013 period from $20.3 million in the fiscal 2012 period based on increases in our warehousing and LTL revenues offset by a decrease in our brokerage revenue.

Fuel surcharge revenue increased to $62.5 million in the fiscal 2013 period from $58.3 million for the fiscal 2012 period due to an increase in loaded miles and an increase in DOE fuel prices on which our fuel surcharge is calculated.

Salaries, wages, and employee benefits were $82.0 million, or 34.3% of revenue, for the fiscal 2013 period, compared to $75.1 million, or 32.7% of revenue, for the fiscal 2012 period.  These expenses increased due to an increase in driver payroll related to a slight driver pay increase and an increase in company driver miles.  We also experienced an increase in non-driver salaries and wages and recruiting expenses, partially offset by a decrease in medical claims expense.  In addition, there was an increase of approximately $1.6 million for accelerating the vesting of Mr. Steve Russell’s equity compensation in conjunction with his service as Chairman of the Board of Directors.

Fuel expenses, net of fuel surcharge revenue, decreased to $11.4 million, or 4.8% of revenue, for the fiscal 2013 period, compared to $17.2 million, or 7.5% of revenue, for the fiscal 2012 period. This decrease was primarily attributable to a decrease in gallons purchased due to enhanced fuel efficiency and lower total company miles offset by the average fuel price increasing to $3.62 per gallon in the fiscal 2013 period, compared to $3.52 per gallon in the fiscal 2012 period. We expect that our continued efforts to reduce idling, operate more fuel-efficient tractors, and utilize aerodynamic trailer skirts will continue to have a positive impact on our miles per gallon.  However, we expect this positive impact to be partially offset by lower fuel economy on EPA-mandated new engines and use of more costly ultra-low sulfur diesel fuel.

Purchased transportation increased to $57.0 million, or 23.9% of revenue, for the fiscal 2013 period, from $54.4 million, or 23.7% of revenue, for the fiscal 2012 period. This increase is primarily related to an increase in our independent contractors expense due to an increase in independent contractor miles for the fiscal 2013 period compared to the fiscal 2012 period.  We also had increases in intermodal rail expense and third party less than truckload  expense offset by a decrease in broker transportation expense. Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile. We expect purchased transportation to increase as we increase the number of independent contractors in our fleet and continue to increase our purchased transportation for brokerage and intermodal transportation.

Operations and maintenance decreased to $15.8 million, or 6.6% of revenue, for the fiscal 2013 period, from $20.0 million, or 8.7% of revenue, for the fiscal 2012 period. Operations and maintenance consist of direct operating expense, maintenance, and tire expense. These decreases are primarily related to a decrease in costs associated with maintenance and tire expense as we have continued to reduce the average age of our tractor and trailer fleet.  These decreases were offset by increased tolls and other direct driver-related expenses.  We expect operations and maintenance expense to be consistent at this level in the near future and increase slowly as our equipment age increases.

Insurance and claims expense increased to $7.5 million, or 3.1% of revenue, for the fiscal 2013 period, from $6.7 million, or 2.9% of revenue, for the fiscal 2012 period. Insurance consists of premiums for liability, physical damage, cargo damage, and workers' compensation insurance, in addition to claims expense. Insurance expense was affected by slight increases in workers' compensation costs, cargo claims expenses and liability claims expenses. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume. We believe insurance and claims expense will vary based primarily on the frequency and severity of claims, the level of self-retention, and the premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased to $22.2 million, or 9.3% of revenue, for the fiscal 2013 period, compared to $23.9 million, or 10.4% of revenue, for the fiscal 2012 period. These decreases were primarily attributable to an increase gain on sale of equipment, which included expenses to prepare the equipment for sale, offset by an increase in owned tractors. Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of income in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases.  We expect depreciation and amortization to increase in the future as gains on sale of equipment is expected to decline.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses. Accordingly, we have not provided a detailed discussion of such expenses.

Income taxes increased to $9.7 million, with an effective tax rate of 38.3%, for the fiscal 2013 period, from $7.0 million, with an effective tax rate of 38.9%, for the fiscal 2012 period. As pre-tax net income increases, our non-deductible expenses, such as per diem expense, have a lesser impact on our effective tax rate.

Liquidity and Capital Resources Debt

Trucking is a capital-intensive business. We require cash to fund our operating expenses (other than depreciation and amortization), to make capital expenditures and acquisitions, and to repay debt, including principal and interest payments. Other than ordinary operating expenses, we anticipate that capital expenditures for the acquisition of revenue equipment will constitute our primary cash requirement over the next twelve months. We frequently consider potential acquisitions, and if we were to consummate an acquisition, our cash requirements would increase and we may have to modify our expected financing sources for the purchase of tractors. Subject to any required lender approval, we may make acquisitions in the future. Our principal sources of liquidity are cash generated from operations, bank borrowings, capital and operating lease financing of revenue equipment, and proceeds from the sale of used revenue equipment. At December 31, 2012, our total balance sheet debt, including capital lease obligations and long term debt, was $237.9 million, compared to $230.6 million at June 30, 2012.

As of December 31, 2012, we had a capital commitment for revenue equipment of $76.7 million for delivery through fiscal 2013. These capital commitments are amounts before considering the proceeds of equipment dispositions. In fiscal 2013, we expect to purchase our new tractors with both cash and off-balance sheet operating leases and our new trailers with off-balance sheet operating leases.

On August 29, 2011, we increased our credit facility to $100 million and reset the term on our five-year revolving credit facility agented by Bank of America, N.A. The facility refinanced the Company's existing credit facility and provides for ongoing working capital needs and general corporate purposes. Bank of America, N.A. continues to serve as the lead arranger in the facility and Wells Fargo Bank, N.A. continues to participate in this facility. At December 31, 2012, we were authorized to borrow up to $100 million under this revolving line of credit, which expires August 29, 2016. The applicable interest rate under this agreement is based on either a base rate equal to Bank of America, N.A.'s prime rate or LIBOR plus an applicable margin between 0.75% and 1.125% that is adjusted quarterly based on the Company's lease adjusted total debt to EBITDAR ratio. At December 31, 2012, we had $29.3 million in outstanding borrowings related to our credit facility and $0.4 million utilized for letters of credit. The agreement is collateralized by the assets of all the U.S. subsidiaries of the Company. We are obligated to comply with certain financial covenants under our credit agreement and we were in compliance with these covenants at December 31, 2012.

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

Cash Flows

Net cash provided by operations for the six months ended December 31, 2012 was $47.7 million, compared to cash provided by operations of $38.7 million for the six months ended December 31, 2011. Cash provided by operations increased primarily due to the increase in net income and a decrease in trade receivables offset by an increase in prepaid and other current assets.

Net cash used in investing activities was $53.8 million for the six months ended December 31, 2012, compared to net cash used in investing activities of $59.1 million for the six months ended December 31, 2011. Cash used in investing activities includes the net cash effect of acquisitions and dispositions of revenue equipment during each period. Capital expenditures for property and equipment totaled $90.9 million for the six months ended December 31, 2012, and $64.1 million for the six months ended December 31, 2011. We generated proceeds from the sale of property and equipment of $69.7 million and $44.0 million for the six months ended December 31, 2012, and December 31, 2011, respectively.   Net cash paid for acquisitions was $32.6 million for the six months ended December 31, 2012, and $34.3 million or the six months ended December 31, 2011.

Net cash used in financing activities was $19.7 million for the six months ended December 31, 2012, compared to $3.1 million for the six months ended December 31, 2011. The increase in cash provided by financing activities was primarily due to an increase in principal payments under capital lease obligations. Financing activity represents borrowings (new borrowings, net of repayment) and payments of the principal component of capital lease obligations.

Contractual Obligations

As of December 31, 2012, our operating leases, capitalized leases, other debts, and future commitments have stated maturities or minimum annual payments as follows:

	Annual Cash Requirements
	As of December 31, 2012
	(in thousands)
	Payments Due by Period
		Less			More
		than	1-3	3-5	than
	Total	1 year	years	Years	5 years

Operating leases	$23,150	$6,629	$9,338	$5,093	$2,090
Lease residual value guarantees	22,689	---	12,719	---	9,970
Capital leases(1)	221,506	31,111	103,156	22,719	64,520
Long-term debt(1)	29,345	---	29,345	---	---
Sub total	$296,690	$37,740	$154,558	$27,812	$76,580

Future purchase of revenue equipment	$76,747	$57,769	$2,912	$2,912	$13,154
Employment and consulting agreements(2)	735	735	---	---	---
Standby letters of credit	438	438	---	---	---

Total	$374,610	$96,682	$157,470	$30,724	$89,734

(1)	Includes interest
(2)
The amounts reflected in the table do not include amounts that could become payable to our Chairman and our Chief Executive Officer and President under certain circumstances if their employment by the Company is terminated.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for our revenue equipment. Our operating leases include some under which we do not guarantee the value of the asset at the end of the lease term ("walk-away leases") and some under which we do guarantee the value of the asset at the end of the lease term ("residual value"). Therefore, we are subject to the risk that equipment values may decline, in which case we would suffer a loss upon disposition and be required to make cash payments because of the residual value guarantees. We were obligated for residual value guarantees related to operating leases of $22.7 million at December 31, 2012, compared to $19.6 million at December 31, 2011. We believe that any residual payment obligations will be satisfied by the value of the related equipment at the end of the lease. To the extent the expected value at the lease termination date is lower than the residual value guarantee we would accrue for the difference over the remaining lease term. We anticipate that going forward, we will use a combination of cash generated from operations and operating leases to finance tractor purchases and operating leases to finance trailer purchases.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America require that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes. Management bases it estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that affect, or could affect our financial statements materially and involve a significant level of judgment by management. The accounting policies we deem most critical include revenue recognition, allowance for doubtful accounts, depreciation, claims accrual, and accounting for income taxes. There have been no significant changes to our critical accounting policies and estimates during the three months ended December 31, 2012, compared to those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” included in our 2012 Annual Report on Form 10-K.

Seasonality

In the trucking industry, revenue generally decreases as customers reduce shipments during the winter holiday season and as inclement weather impedes operations.  At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and inclement weather.  We have substantial operations in the Midwestern and Eastern United States and Canada.  For the reasons stated, in those geographic regions in particular, third fiscal quarter net income historically has been lower than net income in each of the other three quarters of the year excluding charges.  Our equipment utilization typically improves substantially between May and October of each year because of seasonal increased shipping and better weather.  Also, during September and October, business generally increases as a result of increased retail merchandise shipped in anticipation of the holidays.

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

Interest Rate Risk. We are exposed to interest rate risk principally from our primary credit facility. The credit facility carries a variable interest rate equal to either Bank of America, N.A.'s prime rate or LIBOR plus an applicable margin between 0.75% and 1.125% that is adjusted quarterly based on our lease adjusted total debt to EBITDAR ratio.  At December 31, 2012, the interest rate for revolving borrowings under our credit facility was 0.96%.  At December 31, 2012, we had $29.3 million variable rate term loan borrowings outstanding under the credit facility.  A hypothetical 1.0% increase in the bank's base rate and LIBOR would be immaterial to our net income.

Currency Exchange Rate Risk. We are subject to variability in foreign currency exchange rates in our international operations. Exposure to this variability is periodically managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency.  From time-to-time, we enter into currency exchange agreements to manage our exposure arising from fluctuating exchange rates related to specific and forecasted transactions. We operate this program pursuant to documented corporate risk management policies and do not enter into derivative transactions for speculative purposes.

Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third party transactions. At December 31, 2012, we had outstanding foreign exchange derivative contracts in notional amounts of $2.9 million with a fair value of these contracts being approximately $0.2 million more than the original contract value. Derivative gains/(losses), initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.

Assuming revenue and expenses for our Canadian operations are identical to that in the six months ended December 31, 2012 (both in terms of amount and currency mix), we estimate that a $0.01 decrease in the Canadian dollar exchange rate would reduce our annual net income by approximately $166,000. Also, we estimate that a $0.01 decrease in the Mexican peso exchange rate would reduce our annual net income by approximately $217,000.

Commodity Price Risk. Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability. Fuel is subject to economic, political, and market factors that are outside of our control. We believe fuel surcharges are effective at mitigating most, but not all, of the risk of high fuel price because we do not recover the full amount of fuel price increases. At December 31, 2012, we had outstanding contracts in place for a notional amount of $4.2 million with a fair value of these contracts being approximately $0.4 million more than the original contract value. Derivative gains/(losses), initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.  Based on our expected fuel consumption for fiscal 2013, a 10.0% change in the related price of heating oil or diesel per gallon would not have a material financial impact, assuming no further changes to our fuel hedging program or our fuel surcharge recovery.

Item 4.                      Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer, considering our controls and procedures in their totality, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. There were no changes in our internal control over financial reporting that occurred during the second quarter of fiscal 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer as appropriate, to allow timely decisions regarding disclosures.

We have confidence in our disclosure controls and procedures. Nevertheless, our management, including the principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors or intentional fraud. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

4.2	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K filed with the SEC on July 3, 2006.)
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company's Chief Executive Officer.*
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by William E. Meek, the Company's Chief Financial Officer.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, by Paul A. Will, the Company's Chief Executive Officer.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by William E. Meek, the Company's Chief Financial Officer.*
101.INS**	XBRL Instance Document.*
101.SCH**	XBRL Taxonomy Extension Schema Document.*
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Celadon Group, Inc. (Registrant)

/s/Paul A. Will
Paul A. Will
President and Chief Executive Officer

/s/William E. Meek
William E. Meek
Executive Vice President, Chief Financial Officer and Treasurer

Date: February 7, 2013

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

4.2	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K filed with the SEC on July 3, 2006.)
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company's Chief Executive Officer.*
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by William E. Meek, the Company's Chief Financial Officer.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, by Paul A. Will, the Company's Chief Executive Officer.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by William E. Meek, the Company's Chief Financial Officer.*
101.INS**	XBRL Instance Document.*
101.SCH**	XBRL Taxonomy Extension Schema Document.*
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be "furnished" and not "filed."