Form 10-Q
period 2013-03-31
CELADON GROUP INC
filed 2013-05-09
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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
Yes [ ] No [X]

As of May 5, 2013 (the latest practicable date), 23,183,736 shares of the registrant's common stock, par value $0.033 per share, were outstanding.

CELADON GROUP, INC.

Index to

March 31, 2013 Form 10-Q

PART I.              FINANCIAL INFORMATION

Item I.                 Financial Statements

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Dollars in thousands except per share amounts)
(Unaudited)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2013	2012	2013	2012

REVENUE:
Freight revenue	$118,736	$120,988	$357,647	$350,831
Fuel surcharge revenue	30,902	32,321	93,400	90,638
Total revenue	149,638	153,309	451,047	441,469

OPERATING EXPENSES:
Salaries, wages, and employee benefits	40,334	41,720	122,373	116,842
Fuel	35,808	41,253	109,682	116,782
Purchased transportation	32,814	26,833	89,789	81,268
Revenue equipment rentals	1,653	2,332	5,303	4,238
Operations and maintenance	7,912	10,130	23,691	30,110
Insurance and claims	3,495	3,527	10,984	10,245
Depreciation and amortization	13,796	11,563	36,004	35,507
Communications and utilities	1,382	1,080	4,023	2,982
Operating taxes and licenses	2,660	2,531	7,758	7,636
General and other operating	1,748	1,737	5,673	5,035
Total operating expenses	141,602	142,706	415,280	410,645

Operating income	8,036	10,603	35,767	30,824

Interest expense	1,080	1,382	3,743	4,288
Interest income	---	(4)	---	(56)
Other income, net	(400)	(199)	(679)	(696)
Income before income taxes	7,356	9,424	32,703	27,288
Income tax expense	2,978	3,766	12,683	10,717
Net income	$4,378	$5,658	$20,020	$16,571

Income per common share:
Diluted	$0.19	$0.25	$0.86	$0.73
Basic	$0.19	$0.25	$0.89	$0.75

Diluted weighted average shares outstanding	23,522	22,974	23,318	22,783
Basic weighted average shares outstanding	22,730	22,235	22,567	22,234

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2013	2012	2013	2012

Net Income	$4,378	$5,658	$20,020	$16,571
Other comprehensive income (loss):
Unrealized gain (loss) on fuel derivative instruments, net of tax	(49)	548	229	407
Unrealized gain (loss) on currency derivative instruments, net of tax	(44)	212	53	(163)
Unrealized gain (loss) on available for sale securities, net of tax	---	(265)	---	---
Foreign currency translation adjustments, net of tax	41	1,511	1,235	(2,365)
Total other comprehensive income (loss)	(52)	2,006	1,517	(2,121)
Comprehensive income	$4,326	$7,664	$21,537	$14,450

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2013 and June 30, 2012
(Dollars and shares in thousands except par value amounts)

	March 31,	June 30,
ASSETS	2013	2012
	(Unaudited)
Current assets:
Cash and cash equivalents	$4,529	$33,646
Trade receivables, net of allowance for doubtful accounts of $924 and $1,007 at March 31, 2013 and June 30, 2012, respectively	66,826	67,615
Prepaid expenses and other current assets	15,036	10,910
Tires in service	959	1,805
Assets held for sale	12,569	7,908
Deferred income taxes	3,948	4,160
Total current assets	103,867	126,044
Property and equipment	580,868	483,327
Less accumulated depreciation and amortization	110,184	112,871
Net property and equipment	470,684	370,456
Tires in service	1,384	2,487
Goodwill	17,483	16,702
Investment in unconsolidated companies	4,266	3,491
Other assets	3,267	1,531
Total assets	$600,951	$520,711

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$5,202	$7,734
Accrued salaries and benefits	10,472	13,854
Accrued insurance and claims	9,525	10,138
Accrued fuel expense	10,229	6,029
Other accrued expenses	21,018	17,911
Current maturities of capital lease obligations	24,878	45,135
Income taxes payable	927	1,483
Total current liabilities	82,251	102,284
Long-term debt, net of current maturities	64,772	---
Capital lease obligations, net of current maturities	187,765	185,436
Deferred income taxes	46,047	38,210
Total liabilities	380,835	325,930
Stockholders' equity:
Common stock, $0.033 par value, authorized 40,000 shares; issued 23,891 and 23,984 shares at March 31, 2013 and June 30, 2012, respectively	788	791
Treasury stock at cost; 707 and 1,155 shares at March 31, 2013 and June 30, 2012, respectively	(4,880)	(7,966)
Additional paid-in capital	103,219	101,154
Retained earnings	124,437	105,765
Accumulated other comprehensive loss	(3,448)	(4,963)
Total stockholders' equity	220,116	194,781
Total liabilities and stockholders' equity	$600,951	$520,711

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended
	March 31,
	2013		2012

Cash flows from operating activities:
Net income		$20,020	$16,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		42,326	40,734
Gain on sale of equipment		(6,184)	(5,014)
Stock based compensation		3,315	1,826
Deferred income taxes		6,819	3,910
Provision for doubtful accounts		2	10
Changes in assets and liabilities:
Trade receivables		2,289	(3,974)
Income taxes payable		(406)	(610)
Tires in service		2,708	3,817
Prepaid expenses and other current assets		(3,048)	923
Other assets		(4,170)	(580)
Accounts payable and accrued expenses		1,151	(3,022)
Net cash provided by operating activities		64,822	54,591

Cash flows from investing activities:
Purchase of property and equipment		(151,876)	(47,842)
Proceeds on sale of property and equipment		88,183	64,379
Purchase of businesses, net of cash		(32,280)	(40,129)
Purchase of available for sale securities		---	(4,661)
Proceeds from sale of available for sale securities		---	4,923
Net cash used in investing activities		(95,973)	(23,330)

Cash flows from financing activities:
Borrowings on long-term debt		64,772	8,110
Dividends paid		(1,348)	(890)
Principal payments under capital lease obligations		(63,742)	(62,924)
Proceeds from issuance of stock		1,828	271
Net cash provided by (used in) financing activities		1,510	(55,433)
Effect of exchange rates on cash and cash equivalents		524	(696)
Decrease in cash and cash equivalents		(29,117)	(24,868)
Cash and cash equivalents at beginning of period		33,646	25,673
Cash and cash equivalents at end of period		$4,529	$805
Supplemental disclosure of cash flow information:
Interest paid		$3,738	$4,086
Income taxes paid		$4,620	$7,233
Lease obligation incurred in the purchase of equipment		$45,804	$106,307
Change in dividends payable	$	---	$445

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
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

2.           Earnings Per Share (in thousands, except per share data)

A reconciliation of the basic and diluted earnings per share is as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2013	2012	2013	2012

Weighted average common shares outstanding – basic	22,730	22,235	22,567	22,234
Dilutive effect of stock options and unvested restricted stock units	792	739	751	549
Weighted average common shares outstanding – diluted	23,522	22,974	23,318	22,783

Net income	$4,378	$5,658	$20,020	$16,571
Earnings per common share
Diluted	$0.19	$0.25	$0.86	$0.73
Basic	$0.19	$0.25	$0.89	$0.75

Certain shares of common stock were excluded from the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive. A summary of those options follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2013	2012	2013	2012

Number of anti-dilutive shares	0	91	54	573

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

3.           Stock Based Compensation

The following table summarizes the components of our stock based compensation program expense (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2013	2012	2013	2012

Stock compensation expense for options, net of forfeitures	$70	$106	$384	$442
Stock compensation for restricted stock, net of forfeitures	428	459	2,935	1,159
Stock compensation expense for stock appreciation rights	0	532	(4)	225
Total stock compensation expense	$498	$1,097	$3,315	$1,826

As of March 31, 2013, we had approximately $0.4 million of unrecognized compensation cost related to unvested options granted under the Company's 2006 Omnibus Incentive Plan, as amended (the "2006 Plan"). This cost is expected to be recognized over a weighted-average period of 0.8 years and a total period of 2.0 years.

A summary of the award activity of the Company’s stock option plans as of March 31, 2013, and changes during the period then ended is presented below:

Options	Option Totals	Weighted-Average Exercise Price per Share

Outstanding at July 1, 2012	1,362,290	$10.63
Granted	---	---
Exercised	(186,575)	$9.69
Forfeited or expired	(11,375)	$13.41
Outstanding at March 31, 2013	1,164,340	$10.75
Exercisable at March 31, 2013	1,071,790	$10.64

We also have approximately $5.1 million of unrecognized compensation expense related to restricted stock awards, which is anticipated to be recognized over a weighted-average period of 2.9 years and a total period of 3.8 years.  A summary of the restricted stock award activity under the 2006 Plan as of March 31, 2013, and changes during the nine-month period is presented below:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value

Unvested at July 1, 2012	453,425	$12.36
Granted	189,413	$18.58
Vested and Issued	(260,438)	$12.62
Forfeited	(22,562)	$11.19
Unvested at March 31, 2013	359,838	$15.73

The fair value of each restricted stock award is based on the closing market price on the date of grant.

We had no outstanding stock appreciation rights as of March 31, 2013 and 142,593 outstanding stock appreciation rights as of June 30, 2012, respectively. These stock appreciation rights were granted at a fair value market price of $8.64 based on the closing market price on the date of the grant and are marked to market at the end of each quarter.  All stock rights vested and were paid out in the December 2012 quarter.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
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

	Operating Revenues
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Asset-based	$139,145	$142,622	$419,015	$410,481
Asset-light	10,493	10,687	32,032	30,988
Total	$149,638	$153,309	$451,047	$441,469

	Operating Income
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Asset-based	$7,279	$9,673	$33,070	$28,595
Asset-light	757	930	2,697	2,229
Total	$8,036	$10,603	$35,767	$30,824

Information as to the Company's operating revenue by geographic area is summarized below (in thousands). The Company allocates operating revenue based on country of origin of the tractor hauling the freight:

	Operating Revenues
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

United States	$131,883	$134,323	$395,784	$383,075
Canada	10,404	11,675	32,214	34,583
Mexico	7,351	7,311	23,049	23,811
Consolidated	$149,638	$153,309	$451,047	$441,469

5.           Income Taxes

   During the three months ended March 31, 2013 and 2012, our effective tax rates were 40.5% and 40.0%, respectively.  During the nine months ended March 31, 2013 and 2012, our effective tax rates were 38.8% and 39.3%, respectively.  Income tax expense varies from the amount computed by applying the statutory federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases our drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes.  As a result, salaries, wages and employee benefits are slightly lower, and our effective income tax rate is higher than the statutory rate.  Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases because aggregate per diem pay becomes smaller in relation to pre-tax income.  Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

We account for any uncertainty in income taxes by determining whether it is more likely than not that a tax position taken or expected to be taken in a tax return will be sustained upon examination by the appropriate taxing authority based on the technical merits of the position.  In that regard, we have analyzed filing positions in our federal and applicable state tax returns as well as in all open tax years.  The only periods subject to examination for our federal returns are the 2010 through 2012 tax years.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations and cash flows.  As of March 31, 2013, the Company recorded a $0.4 million liability for unrecognized tax benefits, a portion of which represents penalties and interest.

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

Equipment obtained under a capital lease is reflected on our balance sheet as owned and the related leases mature at various dates through 2020.

Assets held under operating leases are not recorded on our balance sheet. We lease revenue and service equipment under noncancellable operating leases expiring at various dates through August 2019.

Future minimum lease payments relating to capital leases and to operating leases as of March 31, 2013 (in thousands):

	Capital Leases	Operating Leases
2014	$28,445	$6,585
2015	58,751	16,837
2016	39,950	4,144
2017	12,030	2,544
2018	13,641	2,544
Thereafter	72,874	11,414
Total minimum lease payments	225,691	$44,068
Less amounts representing interest	13,048
Present value of minimum lease payments	212,643
Less current maturities	24,878
Non-current portion	$187,765

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
March 31, 2013
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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured at fair value as of March 31, 2013 and June 30, 2012 (in thousands).

			Level 1		Level 2		Level 3
	Balance at March 31, 2013	Balance at June 30, 2012	Balance at March 31, 2013	Balance at June 30, 2012	Balance at March 31, 2013	Balance At June 30, 2012	Balance at March 31, 2013	Balance at June 30, 2012

Foreign currency derivatives	61	8	---	---	61	8	---	---

Fuel derivatives	170	(59)	---	---	170	(59)	---	---

9.           Dividend

On January 22, 2013, the Company declared a cash dividend of $0.02 per share of common stock.  The dividend was payable to shareholders of record on April 4, 2013 and was paid on April 16, 2013.  Future payment of cash dividends, and the amount of any such dividends, will depend on our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

10.           Fuel Derivatives

In the Company’s day to day business activities we are exposed to certain market risks, including the effects of changes in fuel prices.  The Company reviews new ways to reduce the potentially adverse effects that the volatility of fuel markets may have on operating results.  In an effort to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, the company has begun to enter into futures contracts.  These instruments will be heating oil futures contracts as the related index, New York Mercantile Exchange ("NYMEX"), generally exhibits high correlation with the changes in the dollars of the forecasted purchase of diesel fuel. The Company does not engage in speculative transactions, nor does it hold or issue financial instruments for trading purposes.

As of March 31, 2013, we had entered into futures contracts, which pertain to 1,134,000 gallons in heating oil through December 2013 (on average 126,000 gallons per month). Under these contracts, we pay a fixed rate per gallon of heating oil and receive the monthly average price of New York heating oil per the NYMEX. We have done retrospective and prospective regression analyses that showed the changes in the prices of diesel fuel and heating oil were deemed to be highly effective based on the relevant authoritative guidance.  Accordingly, we have designated the respective hedges as cash flow hedges.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly.  If our analysis shows that the derivatives are not highly effective as hedges, we will discontinue hedge accounting for the period and prospectively recognize changes in the fair value of the derivative being recognized through earnings.  As a result of our effectiveness assessment at inception and at March 31, 2013, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

We recognize all derivative instruments at fair value on our consolidated condensed balance sheets in other assets or other accrued expenses.  Our derivative instruments are designated as cash flow hedges, thus the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income and will be reclassified into earnings in the same period during which the hedged transactions affect earnings.  The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item.  To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in other  income or expense on our consolidated condensed statements of operations. The ineffective portion of the hedge was immaterial at March 31, 2013.

Based on the amounts in accumulated other comprehensive income as of March 31, 2013 and the expected timing of the purchases of the diesel hedged, we expect to reclassify $0.2 million of income on derivative instruments from accumulated other comprehensive income to the statement of income, as an offset to fuel expense, during the next twelve months due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

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

On September 27, 2012, we acquired certain assets of Robinson Transport, Inc. ("Robinson").   We acquired 155 tractors and 280 trailers, which were recorded at their estimated fair value of $8.2 million.  Approximately $4.6 million of that equipment has been classified as property and equipment as it consists of equipment we plan to utilize in our operations.  The value of equipment that has not been disposed of is classified as equipment held for resale.  In addition, we purchased the terminal and land in Columbus, Ohio of approximately 10 acres, for approximately $1.1 million, which we intend to continue to operate.  The purposes of the acquisition were to offer employment opportunities to former Robinson drivers and to evaluate freight transportation opportunities from Robinson customers.

On December 31, 2012, we acquired the stock of Rock Leasing, Inc. ("Rock") in Warren, IN for $4.1 million.  We acquired trade receivables of $1.5 million, property and equipment of $3.1 million, intangible assets of $1.4 million, cash and other assets of $0.7 million offset by approximately $2.6 million of various liabilities.  The property and equipment includes tractors and trailers that we intend to continue to utilize. We also purchased additional land and warehouse assets separately held for $0.8 million.  In a separate transaction we acquired the office and approximately 150,000 square feet of warehouse space in Warren, IN.  We used borrowings under our existing line of credit to fund the purchase price.  The purposes of the acquisition were to offer employment opportunities to Rock drivers, continue dry-van, temperature controlled, and warehouse services for the Rock customers.

The recorded amounts of assets acquired in the above transactions are subject to change upon the finalization of our determination of acquisition date fair values.  Equipment held for resale is not being depreciated.

12.           Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-02, "Comprehensive Income (ASC Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"), which amends current comprehensive income guidance.  The Company will be required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required that provide additional detail about those amounts. The amendment is effective prospectively for public entities in fiscal years, and interim periods within those years, beginning after December 15, 2012. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

13.           Reclassifications and Adjustments

Certain items in the prior year's consolidated financial statements have been reclassified to conform to the current presentation.

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Forward-Looking Statements

This Quarterly Report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by those sections, and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," and similar terms and phrases. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those referenced in the section entitled "Item 1A. Risk Factors," set forth below.  Readers should review and consider the factors referenced in "Item 1A. Risk Factors," along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

All such forward-looking statements speak only as of the date of this Quarterly Report.  You are cautioned not to place undue reliance on such forward-looking statements.  We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in the events, conditions, or circumstances on which any such statement is based.

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

We believe our international operations, particularly those involving Mexico, offer an attractive business niche. We believe the additional complexity of such operations, the need to establish cross-border business partners, and the need to develop strong organization and adequate infrastructure in Mexico affords some barriers to competition that are not present in traditional U.S. truckload services.

Recent Results of Operations

Our results of operations for the three months ended March 31, 2013, compared to the same period in 2012 are:

•	Freight revenue decreased 1.9% to $118.7 million from $120.9 million;
•	Net income decreased to $4.4 million from $5.7 million; and
•	Net income per diluted share decreased to $0.19 from $0.25.

In the March 2013 quarter, average revenue per loaded mile increased 1.0% from the March 2012 quarter.  Revenue per seated tractor per week increased 3.5% and average miles per seated tractor increased 1.4% from the March 2013 quarter.

Our average seated line haul tractors decreased to 2,624 tractors in the quarter ended March 31, 2013, compared to 2,851 tractors for the same period a year ago. The net change of 227 units is comprised of a 140-unit increase in independent contractor tractors, and a 367-unit decrease in company tractors. The decrease in company tractors was primarily driven by difficulty recruiting drivers because of the tight driver market.

To help offset the impact of the tight driver market, we have started a driver training school which we believe allows us to train individuals who would have not been part of our driver market prior to going through the school.  The school’s training program consists of a four week classroom program and an additional six weeks of training with a certified trainer.  After completion of this training, students typically receive their CDL license and are qualified to drive for us.  We anticipate that the school will have a significant positive impact on our seated truck count.

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

Results of Operations

The following table sets forth the percentage relationship of expense items to revenue before fuel surcharge for the periods indicated:

	Three months ended March 31,		Nine months ended March 31,
	2013	2012	2013	2012

Freight revenue(1)	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages, and employee benefits	34.0%	34.5%	34.2%	33.3%
Fuel(1)	4.1%	7.4%	4.5%	7.4%
Purchased transportation	27.6%	22.1%	25.1%	23.2%
Revenue equipment rentals	1.4%	1.9%	1.5%	1.2%
Operations and maintenance	6.7%	8.4%	6.6%	8.6%
Insurance and claims	2.9%	2.9%	3.1%	2.9%
Depreciation and amortization	11.6%	9.6%	10.1%	10.1%
Communications and utilities	1.2%	0.9%	1.1%	0.9%
Operating taxes and licenses	2.2%	2.1%	2.2%	2.2%
General and other operating	1.5%	1.4%	1.6%	1.4%
Total operating expenses	93.2%	91.2%	90.0%	91.2%

Operating income	6.8%	8.8%	10.0%	8.8%

Other expense:
Interest expense	0.9%	1.2%	1.1%	1.2%
Other income (expense)	0.3%	0.2%	0.2%	0.2%

Income before income taxes	6.2%	7.8%	9.1%	7.8%
Provision for income taxes	2.5%	3.1%	3.5%	3.1%

Net income	3.7%	4.7%	5.6%	4.7%

(1)
Freight revenue is total revenue less fuel surcharges. In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense. Fuel surcharges were $30.9 million and $32.3 million for the third quarter of fiscal 2013 and 2012, respectively, and $93.4 million and $90.6 million for the nine months ended March 31, 2013 and 2012, respectively.

Comparison of Three Months Ended March 31, 2013 to Three Months Ended March 31, 2012

In discussing our results of operations, we use freight revenue ("revenue") and fuel, net of fuel surcharge, because we believe that eliminating the impact of the sometimes volatile source of revenue affords more consistent basis for comparing our results of operations from period to period.

Total revenue decreased by $3.7 million, or 2.4%, to $149.6 million for the third quarter of fiscal 2013 ("the fiscal 2013 period") from $153.3 million for the third quarter of fiscal 2012. Freight revenue decreased by $2.3 million, or 1.9%, to $118.7 million for the third quarter of fiscal 2013, from $121.0 million for the third quarter of fiscal 2012. This decrease was attributable to a decrease in loaded miles to 59.3 million for the third quarter of fiscal 2013 from 63.0 million in the third quarter of fiscal 2012 primarily as the result of inclement winter weather and two fewer work days in the third quarter of fiscal 2013 versus fiscal 2012.  Our revenue per loaded mile increased to $1.545 for the third quarter of fiscal 2013 from $1.529 for the third quarter of fiscal 2012. The increase in revenue per loaded mile was the result of rate increases we were able to implement over the last year offset by a decrease in average seated tractors, which led to decreased loaded miles. This combination of factors resulted in average revenue per seated tractor per week, which is our primary measure of asset productivity, being up to $2,898 in the third quarter of fiscal 2013 from $2,799 in the third quarter of fiscal 2012.

Revenue for our asset-light segment decreased to $10.5 million in the third quarter of fiscal 2013 from $10.7 million in the third quarter of fiscal 2012 primarily based on decreases in our warehousing and brokerage offset by an increase in LTL revenues.

Fuel surcharge revenue decreased to $30.9 million in the third quarter of fiscal 2013 from $32.3 million for the third quarter of fiscal 2012 due to a decrease in loaded miles offset by an increase in the Department of Energy ("DOE") fuel prices from which our fuel surcharge is calculated.

Salaries, wages, and employee benefits were $40.3 million, or 34.0% of revenue, for the third quarter of fiscal 2013, compared to $41.7 million, or 34.5% of revenue, for the third quarter of fiscal 2012.  The decrease was primarily the result of a decrease in driver payroll related to a decrease in company miles, offset by increased expenses resulting from unusually high medical claims and increases in recruiting expenses.  If we increase our company driver count as a percentage of our total fleet we expect salaries, wages, and employee benefits will increase as a result of a higher percentage of company drivers in our fleet, offset by reduced recruiting costs.

Fuel expenses, net of fuel surcharge revenue, decreased to $4.9 million, or 4.1% of revenue, for the third quarter of fiscal 2013, compared to $8.9 million, or 7.4% of revenue, for the third quarter of fiscal 2012. This decrease was primarily attributable to a decrease in gallons purchased due to enhanced fuel efficiency and lower total company miles.  In addition, the average fuel price decreased $0.03 per gallon in the third quarter of fiscal 2013, compared to the third quarter of fiscal 2012. We expect that our continued efforts to reduce idling, operate more fuel-efficient tractors, and aerodynamic trailer skirts will continue to have a positive impact on our miles per gallon.  However, we expect this positive impact to be partially offset by lower fuel economy on EPA-mandated new engines and use of more costly ultra-low sulfur diesel fuel.

Purchased transportation increased to $32.8 million, or 27.6% of revenue, for the third quarter of fiscal 2013, from $26.8 million, or 22.1% of revenue, for the third quarter of fiscal 2012. This increase is primarily related to an increase in our independent contractor expense due to an increase in independent contractor miles to 14.4 million in the third quarter of fiscal 2013 from 10.6 million in the third quarter of fiscal 2012.  We also had increases in intermodal rail expense, dedicated services expense, and third party less than truckload expense offset by a decrease in broker transportation expense. Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile. We expect purchased transportation to increase as we attempt to increase the number of independent contractors in our fleet and continue to increase our purchased transportation for brokerage and intermodal transportation.

Operations and maintenance decreased to $7.9 million, or 6.7% of revenue, for the third quarter of fiscal 2013, from $10.1 million, or 8.4% of revenue, for the third quarter of fiscal 2012. Operations and maintenance consist of direct operating expense, maintenance, and tire expense. These decreases are primarily related to a decrease in costs associated with maintenance and tire expense as we have continued to reduce the average age of our tractor and trailer fleet.  As we near the completion of our tractor and trailer refresh cycle, we anticipate that this expense will remain steady then slowly begin to increase over the next few quarters.

Insurance and claims expense remained flat at $3.5 million, or 2.9% of revenue for the third quarter of fiscal 2013. Insurance consists of premiums for liability, physical damage, cargo damage, and workers' compensation insurance, in addition to claims expense. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume. Insurance and claims expense will vary based primarily on the frequency and severity of claims, the level of self-retention, and the premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to $13.8 million, or 11.6% of revenue, for the third quarter of fiscal 2013, compared to $11.6 million, or 9.6% of revenue, for the third quarter of fiscal 2012. These increases were related to a larger gain on sale of equipment for the 2012 quarter compared to the 2013 quarter. Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of income in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases.  We expect minimal gains for the remainder of fiscal 2013 and all of 2014 given our tractor and trailer refresh cycle.  Accordingly, depreciation and amortization should increase versus the prior year period.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses. Accordingly, we have not provided a detailed discussion of such expenses.

Income taxes decreased to $3.0 million, with an effective tax rate of 40.5%, for the third quarter of fiscal 2013, from $3.8 million, with an effective tax rate of 40.0%, for the third quarter of fiscal 2012. As pre-tax net income decreases, our non-deductible expenses, such as per diem expense, have a greater impact on our effective rate. In such event, we would expect our effective tax rate to increase.

Comparison of Nine Months Ended March 31, 2013 to Nine Months Ended March 31, 2012

In discussing our results of operations, we use freight revenue and fuel, net of fuel surcharge, because we believe that eliminating the impact of the sometimes volatile source of revenue affords more consistent basis for comparing our results of operations from period to period.

Total revenue increased by $9.6 million, or 2.2%, to $451.0 million for the nine months ended March 31, 2013 from $441.5 million for the nine months ended March 31, 2012 ("the fiscal 2012 period").  Freight revenue, before fuel surcharge, increased by $6.8 million, to $357.6 million for the fiscal 2013 period, from $350.8 million for the fiscal 2012 period. This increase was primarily attributable to revenue per loaded mile increasing to $1.555 for the fiscal 2013 period, from $1.522 for the fiscal 2012 period, offset by a decrease in loaded miles to 179.5 million for the fiscal 2013 period, from 180.4 million in the 2012 period. This increase in revenue per loaded mile was the result of rate increases we were able to implement given the favorable switch in capacity and demand in the industry. This combination of factors resulted in a slight increase in average revenue per seated tractor per week, our primary measure of asset productivity, to $2,873 for the fiscal 2013 period, from $2,857 for the 2012 period.

Revenue for our asset-light segment increased to $32.0 million in the fiscal 2013 period from $31.0 million in the fiscal 2012 period based on increases in our LTL revenues offset by a decrease in our brokerage and warehousing revenue.

Fuel surcharge revenue increased to $93.4 million in the fiscal 2013 period from $90.6 million for the fiscal 2012 period due to an increase in the DOE fuel prices from which our fuel surcharge is calculated, offset by a decrease in loaded miles.

Salaries, wages, and employee benefits were $122.4 million, or 34.2% of revenue, for the fiscal 2013 period, compared to $116.8 million, or 33.3% of revenue, for the fiscal 2012 period. These expenses primarily increased as a result of increased non-driver salaries and wages.  We also experienced an increase in recruiting expenses and medical claims partially offset by decreased driver payroll related to a decrease in company driver miles.  In addition, there was an increase of approximately $1.6 million for accelerated vesting of Mr. Steve Russell’s equity compensation in conjunction with his position change from Chief Executive Officer and Chairman of the Board of Directors to solely Chairman of the Board of Directors.  If we increase our company driver count as a percentage of our total fleet we expect salaries, wages, and employee benefits will increase as a result of a higher percentage of company drivers in our fleet, offset by reduced recruiting costs.

Fuel expenses, net of fuel surcharge, decreased to $16.3 million, or 4.5% of revenue, for the fiscal 2013 period compared to $26.1 million, or 7.4% of revenue, for the fiscal 2012 period. These decreases were attributable to a decrease in total miles and our continued improvement in our average miles per gallon, which were partially offset by the average fuel price increasing $0.06 per gallon in the fiscal 2013 period, compared to the fiscal 2012 period. We expect that our continued efforts to reduce idling, operate more fuel-efficient tractors, and aerodynamic trailer skirts will continue to have a positive impact on our miles per gallon.  However, we expect this positive impact to be partially offset by lower fuel economy on EPA-mandated new engines and use of more costly ultra-low sulfur diesel fuel.

Purchased transportation increased to $89.8 million, or 25.1% of revenue, for the fiscal 2013 period, from $81.3 million, or 23.2% of revenue, for the fiscal 2012 period. The increase is primarily related to increases in our independent contractor expense due to an increase in miles for the fiscal 2013 period compared to the fiscal 2012 period. Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile.  We also had increases in intermodal transportation and third party logistic provider expense offset by a decrease in brokerage expense. We expect purchased transportation to increase as we attempt to increase the number of independent contractors in our fleet and continue to increase our purchased transportation for brokerage and intermodal transportation.

Operations and maintenance decreased to $23.7 million, or 6.6% of revenue, for the fiscal 2013 period, from $30.1 million, or 8.6% of revenue, for the fiscal 2012 period. Operations and maintenance consist of direct operating expense, maintenance, and tire expense. These decreases are primarily related to a decrease in costs associated with maintenance and tire expense as we have continued to reduce the average age of our tractor and trailer fleet.  As an offset to these decreases, direct operating expense has increased, primarily related to tolls and other direct driver-related expenses.  As we near the completion of our tractor and trailer refresh cycle we anticipate this expense to remain steady and slowly begin to increase over the next few quarters.

Insurance and claims expense increased to $11.0 million, or 3.1% or revenue for the fiscal 2013 period, compared to $10.2 million, or 2.9% of revenue for the fiscal 2012 period. Insurance consists of premiums for liability, physical damage, cargo damage, and workers' compensation insurance, in addition to claims expense. Insurance expense was affected by slight increases in workers' compensation costs and cargo claims expenses. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume. Insurance and claims expense vary based primarily on the frequency and severity of claims, the level of self-retention, and the premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to $36.0 million, or 10.1% of revenue, for the fiscal 2013 period, compared to $35.5 million, or 10.1% of revenue, for the fiscal 2012 period. These increases were primarily attributable to an increase in owned tractors, offset by an increase on gain on sale of equipment, which included expenses to prepare the equipment for sale. Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of income in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases. We expect minimal gains for the remainder of fiscal 2013 and all of 2014 given our tractor and trailer refresh cycle. Accordingly, depreciation and amortization should increase versus the prior year period.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses. Accordingly, we have not provided a detailed discussion of such expenses.

Income taxes increased to $12.7 million, with an effective tax rate of 38.8%, for the fiscal 2013 period, from $10.7 million, with an effective tax rate of 39.3%, for the fiscal 2012 period. As pre-tax net income increases, our non-deductible expenses, such as per diem expense, have a lesser impact on our effective rate. In such event, we would expect our effective tax rate to decrease.

Liquidity and Capital Resources

Trucking is a capital-intensive business. We require cash to fund our operating expenses (other than depreciation and amortization), to make capital expenditures and acquisitions, and to repay debt, including principal and interest payments. We frequently consider potential acquisitions, and if we were to consummate an acquisition, our cash requirements would increase and we may have to modify our expected financing sources for the purchase of tractors. Subject to any required lender approval, we may make acquisitions in the future. Our principal sources of liquidity are cash generated from operations, bank borrowings, capital and operating lease financing of revenue equipment, and proceeds from the sale of used revenue equipment. At March 31, 2013, our total balance sheet debt, including capital lease obligations and long term debt, was $277.4 million, compared to $230.6 million at June 30, 2012.

As of March 31, 2013, we had a capital commitment for revenue equipment of $17.6 million for delivery through fiscal 2013. These capital commitments are amounts before considering the proceeds of equipment dispositions. In fiscal 2013, we expect to purchase our new tractors and trailers with cash, capital leases and off-balance sheet operating leases.

On August 29, 2011, we increased our credit facility to $100 million and reset the term on our five-year revolving credit facility agented by Bank of America, N.A. The facility refinanced the Company's existing credit facility and provides for ongoing working capital needs and general corporate purposes. Bank of America, N.A. continues to serve as the lead arranger in the facility and Wells Fargo Bank, N.A. continues to participate in the new facility. At March 31, 2013, we were authorized to borrow up to $100 million under this revolving line of credit, which expires August 29, 2016. The applicable interest rate under this agreement is based on either a base rate equal to Bank of America, N.A.'s prime rate or LIBOR plus an applicable margin between 0.75% and 1.125% that is adjusted quarterly based on the Company's lease adjusted total debt to EBITDAR ratio. At March 31, 2013, we had $64.8 million in outstanding borrowings related to our credit facility and $0.4 million utilized for letters of credit. The agreement is collateralized by the assets of all the U.S. and Canadian subsidiaries of the Company. We are obligated to comply with certain financial covenants under our credit agreement and we were in compliance with these covenants at March 31, 2013.

We believe we will be able to fund our operating expenses, as well as our current commitments for the acquisition of revenue equipment over the next twelve months, with a combination of cash generated from operations, borrowings available under our primary credit facility, and lease financing arrangements. We expect to continue to have significant capital requirements over the long term, and the availability of the needed capital will depend upon our financial condition and operating results and numerous other factors over which we have limited or no control, including prevailing market conditions and the market price of our common stock. However, based on our operating results, anticipated future cash flows, current availability under our credit facility, and sources of equipment lease financing that we expect will be available to us, we do not expect to experience significant liquidity constraints in the foreseeable future.

Cash Flows

Net cash provided by operations for the fiscal 2013 period was $64.8 million, compared to cash provided by operations of $54.6 million for the same fiscal 2012 period. Cash provided by operations increased primarily due to increased net income, adjustments related to stock based compensation and deferred taxes, and changes related to accounts receivable and accounts payable, offset by the change in prepaids and other assets.

Net cash used in investing activities was $96.0 million for the fiscal 2013 period, compared to net cash used in investing activities of $23.3 million for the fiscal 2012 period. Cash used in investing activities includes the net cash effect of acquisitions and dispositions of revenue equipment during each period. Capital expenditures for equipment totaled $151.9 million for the nine months ended March 31, 2013, and $47.8 million for the nine months ended March 31, 2012. We generated proceeds from the sale of property and equipment of $88.2 million and $64.4 million for the nine months ended March 31, 2013, and March 31, 2012, respectively.   Net cash paid for acquisitions was $32.3 million for the nine months ended March 31, 2013 and $40.1 million or the nine months ended March 31, 2012.

Net cash provided by financing activities was $1.5 million for the fiscal 2013 period, compared to net cash used by financing activities of $55.4 million for the fiscal 2012 period. The increase in cash provided by financing activities was primarily due to an increase in the borrowing of long term debt. Financing activity represents borrowings (new borrowings, net of repayment) and payments of the principal component of capital lease obligations.

Contractual Obligations

As of March 31, 2013, our operating leases, capitalized leases, other debts, and future commitments have stated maturities or minimum annual payments as follows:

	Annual Cash Requirements
	As of March 31, 2013
	(in thousands)
	Payments Due by Period
		Less			More
		than	1-3	3-5	than
	Total	1 year	years	Years	5 years

Operating leases	$21,441	$6,585	$8,315	$5,088	$1,453
Lease residual value guarantees	22,627	---	12,666	---	9,961
Capital leases(1)	225,691	28,445	98,701	25,671	72,874
Long-term debt	64,772	---	64,772	---	---
Sub total	$334,531	$35,030	$184,454	$30,759	$84,288

Future purchase of revenue equipment	17,578	353	2,829	2,829	11,567
Employment and consulting agreements(2)	735	735	---	---	---
Standby letters of credit	438	438	---	---	---

Total	$353,282	$36,556	$187,283	$33,588	$95,855

(1)	Includes interest
(2)
The amounts reflected in the table do not include amounts that could become payable to our Chairman and Chief Executive Officer and President under certain circumstances if their employment by the Company is terminated.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for our revenue equipment. Our operating leases include some under which we do not guarantee the value of the asset at the end of the lease term ("walk-away leases") and some under which we do guarantee the value of the asset at the end of the lease term ("residual value"). Therefore, we are subject to the risk that equipment values may decline, in which case we would suffer a loss upon disposition and be required to make cash payments because of the residual value guarantees. We were obligated for residual value guarantees related to operating leases of $22.6 million at March 31, 2013, compared to $26.0 million at March 31, 2012.  We believe that any residual payment obligations will be satisfied by the value of the related equipment at the end of the lease. To the extent the expected value at the lease termination date is lower than the residual value guarantee we would accrue for the difference over the remaining lease term. We anticipate that going forward, we will use a combination of cash generated from operations, capital leases and operating leases to finance tractor and trailer purchases.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America require that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes. Management bases it estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that affect, or could affect our financial statements materially and involve a significant level of judgment by management. The accounting policies we deem most critical to use include revenue recognition, allowance for doubtful accounts, depreciation, claims accrual, and accounting for income taxes. There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2013, compared to those disclosed in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operation," included in our 2012 Annual Report on Form 10-K.

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

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

We experience various market risks, including fluctuations in interest rates, variability in currency exchange rates, and fuel prices. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks. We do not enter into risk sensitive instruments for trading purposes.

Interest Rate Risk. We are exposed to interest rate risk principally from our primary credit facility. The credit facility carries a variable interest rate equal to either Bank of America, N.A.'s prime rate or LIBOR plus an applicable margin between 0.75% and 1.125% that is adjusted quarterly based on the Company's lease adjusted total debt to EBITDAR ratio.  At March 31, 2013, the interest rate for revolving borrowings under our credit facility was 0.95%.  At March 31, 2013, we had $64.8 million variable rate term loan borrowings outstanding under the credit facility.  A hypothetical 1.0% increase in the bank's base rate and LIBOR would be immaterial to our net income.

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

Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third party transactions. At March 31, 2013, we had outstanding foreign exchange derivative contracts in notional amounts of $4.6 million with a fair value of these contracts approximately $0.1 million more than the original contract value. Derivative gains/(losses), initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.

Assuming revenue and expenses for our Canadian operations identical to that in the third quarter of fiscal 2013 (both in terms of amount and currency mix), we estimate that a $0.01 decrease in the Canadian dollar exchange rate would reduce our annual net income by approximately $170,000. Also, we estimate that a $0.01 decrease in the Mexican peso exchange rate would reduce our annual net income by approximately $218,000.

Commodity Price Risk. Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability. Fuel is subject to economic, political, and market factors that are outside of our control. We believe fuel surcharges are effective at mitigating most, but not all, of the risk of high fuel price because we do not recover the full amount of fuel price increases. At March 31, 2013, we had outstanding contracts in place for a notional amount of $3.1 million with a fair value of these contracts approximately $0.3 million more than the original contract value. Derivative gains/(losses), initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.  Based on our expected fuel consumption for fiscal 2013, a 10.0% change in the related price of heating oil or diesel per gallon would not have a material financial impact, assuming no further changes to our fuel hedging program or our fuel surcharge recovery.

Item 4.                      Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company has carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of the Company's management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. There were no changes in the Company's internal control over financial reporting that occurred during the third quarter of fiscal 2013 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

We are obligated to comply with certain financial covenants under our credit agreement.  Our credit agreement also places certain limitations on our ability to pay dividends, including a $5,000,000 cap on cash dividend payments during any fiscal year.

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

/s/ Bobby Peavler
Bobby Peavler
Vice President of Accounting

Date: May 9, 2013

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