Form 10-K
period 2013-06-30
CELADON GROUP INC
filed 2013-09-13
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
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

On December 31, 2012, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock ($0.033 par value) held by non-affiliates (19,803,364 shares) was approximately $358 million based upon the reported last sale price of the common stock on that date. In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and affiliated holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates.

The number of outstanding shares of the registrant's common stock as of the close of business on August 30, 2013 was 23,290,748.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of Form 10-K - Portions of Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders

CELADON GROUP, INC.
FORM 10-K

PART I

Disclosure Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain statements contained in this Form 10-K and those portions of the 2013 Proxy Statement incorporated by reference may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, involve known and unknown risks, uncertainties and other factors which may cause the actual results, events, performance, or achievements of the Company to be materially different from any future results, events, performance, or achievements expressed or implied by such forward-looking statements. Words such as "anticipates," "estimates," "expects," "projects," "intends," "plans," "believes," and words or terms of similar substance used in connection with any discussion of future operating results, financial performance, or business plans identify forward-looking statements. All forward-looking statements reflect our management's present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. While it is impossible to identify all factors that may cause actual results to differ, the risks and uncertainties that may affect the Company's business, performance, and results of operations include the factors discussed in Item 1A of this report. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-K.

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

Item 1.                 Business

Introduction

We are one of North America's twenty largest truckload carriers as measured by revenue. We generated $613.6 million in operating revenue during our fiscal year ended June 30, 2013. We have grown significantly since our incorporation in 1986 through internal growth and a series of acquisitions since 1995. As a dry van truckload carrier, we generally transport full trailer loads of freight from origin to destination without intermediate stops or handling. Our customer base includes Fortune 500 shippers such as 3M, Alcoa, ConAgra Foods, General Electric, Home Depot, John Deere, Kellogg, Lowes, Philip Morris, Proctor & Gamble, and Wal-Mart.

In our international operations, we offer time-sensitive transportation in and between the United States and its two largest trading partners, Mexico and Canada. We generated approximately 43% of our revenue in fiscal 2013 from international movements, and we believe the frequency of our annual border crossings make us the largest provider of international truckload movements in North America. We also believe that our strategically located terminals and experience with the language, culture, and border crossing requirements of each North American country provide a competitive advantage in the international trucking marketplace.

We believe our international operations, particularly those involving Mexico, offer an attractive business niche for several reasons. The additional complexity and the need to establish cross-border business partners and to develop a strong organization and an adequate infrastructure in Mexico afford some barriers to competition that are not present in traditional U.S. truckload service.  Furthermore, we believe that significant increases in shipping rates available in both Canada and Mexico indicate the potential for continued growth in our operations there. Information regarding our revenue derived from foreign customers and long-lived assets located in foreign countries is set forth in Note 10 to the consolidated financial statements filed as part of this report.

In addition to our international business, we offer a broad range of truckload transportation services within the United States, including long-haul, regional, dedicated, less-than-truckload, intermodal, and logistics.  Through a series of acquisitions, we have expanded our operations and service offerings both within the United States and internationally.  These acquisitions have contributed significantly to our improved lane density, freight mix, and customer diversity.

Operating and Sales Strategy

We approach our trucking operations as an integrated effort of marketing, customer service, and fleet management. We have identified as priorities: increasing our freight rates; raising our service standards; rebalancing lane flows to enhance asset utilization; and identifying and acquiring suitable acquisition candidates and successfully integrating acquired operations. To accomplish these objectives, we have sought to instill high levels of discipline, cooperation, and trust between our operations and sales departments. As a part of this integrated effort, our operations and sales departments have developed the following strategies, goals, and objectives:

•
Seek high yielding freight from targeted industries, customers, regions, and lanes that improves our overall network density and diversifies our customer and freight mix. We believe that we can improve our lane density and equipment utilization and increase our average revenue per mile by focusing our sales resources on targeted regions and lanes with emphasis on cross-border or international movements and utilization of primarily north-south shipping routes. Each piece of business has rate and productivity goals that are designed to improve our overall yield management. We believe that by increasing the business we do with shippers having less cyclicality in demand, our ability to improve rate per mile increases.

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

•
Operate a modern fleet to reduce maintenance costs and improve safety and driver retention. We believe that updating our tractor fleet has produced several benefits, including enhanced safety, driver recruitment, and driver retention. We have taken an important step toward modernizing our fleet by shortening the replacement cycle for our tractors from four years to three years. This trade policy has allowed us to recognize significant benefits over the past few years because maintenance and tire expenses increase significantly for tractors beyond the third year of operation, as wear and tear increases and some warranties expire.

•
Continue our emphasis on service, safety, and technology. We offer just-in-time, time-definite and other premium transportation services to meet the expectations of our service-oriented customers. We believe that targeting premium service freight permits us to obtain higher rates, build long-term, service-based customer relationships, and avoid competition from railroad, intermodal, and trucking companies that compete primarily on the basis of price. We believe our recent safety record has been among the best in our industry. We have made significant investments in technologies that are intended to reduce costs, afford a competitive advantage with service-sensitive customers, be environmentally friendly, and promote economies of scale. Examples of these technologies are Qualcomm satellite-based tracking and communications systems, our proprietary CelaTrac system that enables customers to track shipments and access other information via the Internet, and electronic document imaging.

•
Maintain our leading position in cross-border truckload shipments while offering diversified, nationwide transportation services in the U.S. We believe our strategically located terminals and experience with the languages, cultures, and border crossing requirements of all three North American countries provide us with competitive advantages in the international trucking marketplace. As a result of these advantages, we believe we are the industry leader in cross-border truckload transportation between North American countries. These cross-border shipments, which comprised 43% of our revenue in fiscal 2013, are balanced by a strong and growing business with domestic freight from service-sensitive customers.

•
Seeking strategic acquisitions to broaden our existing operations. We have made twenty three trucking company acquisitions since 1995 and continue to evaluate acquisition candidates. Our current acquisition strategy is focused on broadening our operations through the addition of carriers that improve our lane density, customer diversity, and service offerings.

Other Services

Celadon Dedicated Services. We provide warehousing and trucking services through Celadon Dedicated Services. Our warehouse facilities are located near our customers' manufacturing plants. We also transport the manufacturing component parts to our warehouses and sequence those parts for our customers. We then transport completed units from our customers' plants.  We also offer less-than-truckload services to all our customers.

Industry and Competition

The truckload market is defined by the quantity of goods, generally over 10,000 pounds, shipped by a single customer point-to-point and is divided into several segments by the type of trailer used to transport the goods. These segments include van, temperature-controlled, flatbed, and tank carriers. We participate in the North American van and temperature-controlled truckload market. The markets within the United States, Canada, and Mexico are fragmented, with thousands of competitors, none of whom dominate the market. We believe that the current economic pressures will continue to force many smaller and private fleets to exit the industry.

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

Customers

We target large service-sensitive customers with time-definite delivery requirements throughout the United States, Canada, and Mexico. Our customers frequently ship in the north-south lanes (i.e., to and from locations in Mexico and locations in the United States and Eastern Canada). We currently service approximately 1,600 customers. Our premium service to these customers is enhanced by the ability to provide significant trailer capacity where needed, state-of-the-art technology, well-maintained tractors and trailers, and 24/7 dispatch and reporting services. The principal types of freight transported include tobacco, consumer goods, automotive parts, various home products and fixtures, lawn tractors and assorted equipment, light bulbs, and various parts for engines.

No customer accounted for more than 10% of our total revenue during any of our three most recent fiscal years.

Drivers and Personnel

At June 30, 2013, we employed, in the U.S., Canada, and Mexico, 3,682 persons, of whom 2,433 were drivers, 270 were truck maintenance personnel, 703 were administrative personnel, and 276 were dedicated services personnel. None of our U.S. or Canadian employees are represented by a union or a collective bargaining unit.

Driver recruitment, retention, and satisfaction are essential components of our success. Historically, competition to recruit and retain drivers has been intense in the trucking industry and shortages of qualified drivers in the industry have occurred. Although the recent recession eased this competition and minimized the shortage, as the economy continues to recover and volumes and pricing return to historical levels, we have seen the competition for qualified drivers intensify. In addition, the requirements of the Federal Motor Carrier Safety Administration's ("FMCSA") Comprehensive Safety Analysis ("CSA”) program have caused an additional increase in competition for qualified drivers. Drivers are selected in accordance with specific guidelines, relating primarily to safety records, driving experience, and personal evaluations, including a physical examination and mandatory drug testing. Our drivers attend an orientation program and ongoing driver efficiency and safety programs. An increase in driver turnover can have a negative impact on our results of operations.

We created a driver training school to help offset the impact of the competitive market for drivers and the costs associated with recruitment and driver turnover.  Our training admits potential drivers who are not yet qualified to driver commercially and are therefore not part of the existing driver market prior to attending our driver school.  The school’s training program consists of a four week classroom program and an additional six weeks of training with a certified trainer.  Upon successful completion of our training, students receive their Commercial Driver’s License and are qualified to drive for us.  We believe that our training school has contributed to increased driver recruitment and retention, and we believe that recruitment of new drivers through our training school and through conventional methods will continue to contribute to improved equipment utilization.

Independent contractors are utilized through a contract with us to supply one or more tractors and drivers for our use. Independent contractors must pay their own tractor expenses, fuel, maintenance, and driver costs and must meet our specified guidelines with respect to safety. A lease-purchase program we offer provides independent contractors the opportunity to lease a tractor, with the lease payments being applied towards the eventual purchase of the equipment. Participants in the lease-purchase program have the opportunity to purchase both new and used tractors, and participants can finance their lease-purchase through us or through third party lenders.

We believe that our lease-purchase program has contributed to our increased utilization of independent contractors, as it enables independent contractors to own and operate their own equipment. As of June 30, 2013, 655 independent contractors provide a combined 19.8% of our tractor capacity. If we are successful in our continued efforts to recruit independent contractors, we anticipate that our utilization of independent contractors will continue to increase during fiscal 2014.

Revenue Equipment

Our equipment strategy is to utilize late-model tractors and high-capacity trailers, actively manage equipment throughout its life cycle, and employ a comprehensive service and maintenance program.

We have determined that the average annual cost of maintenance and tires for tractors in our fleet rises substantially after the first three years due to a combination of greater wear and tear and the expiration of some warranty coverages. We believe these costs increase towards the end of the trade cycle for our trailers as well. Recognizing the opportunity to avoid the increase maintenance costs associated with aging equipment, we have adopted shorter upgrade cycles for our tractors and trailers and have significantly reduced the average age of our tractor and trailer fleets. We anticipate that we will achieve ongoing savings in maintenance and tire expense by replacing tractors and trailers more often. In addition, we believe operating newer equipment will enhance our driver recruiting and retention efforts. Accordingly, we seek to manage our tractor trade cycle to approximately three years and our trailer trade cycle to approximately seven years.

The average age of our owned and leased tractors and trailers was approximately 1.4 years and 2.2 years, respectively, at June 30, 2013. We utilize a comprehensive maintenance program to minimize downtime and control maintenance costs. Centralized purchasing of spare parts and tires, and centralized control of over-the-road repairs are also used to control costs.

Fuel

We purchase the majority of our fuel through a network of approximately 1,200 fuel stops throughout the United States and Canada. We have negotiated discounted pricing based on certain volume commitments with these fuel stops. We maintain bulk-fueling facilities in Indianapolis, Carlisle, Columbus, Warren, Wroxeter, Ontario and Kitchener, Ontario to further reduce fuel costs.

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

In December 2011, the Federal Motor Carrier Safety Administration ("FMCSA") released its final rules regulating the hours-of-service ("HOS") requirements, which place certain restrictions on the length of time that drivers are allowed to operate.  The new rules retained the 11-hour daily driving limit. However, the new rules limit the use of the "34-hour restart" provision, which allows a driver to reset the weekly limitation by resting for a continuous 34 hours, to one use every seven calendar days. Under the new rules, any 34-hour restart must also include two periods between 1:00 a.m. and 5:00 a.m. The rules effectively reduced the total maximum workweek for drivers from 82 hours to 70 hours. Furthermore, the rules require that drivers observe 30 minutes of off-duty time for every 8 consecutive hours of driving. Egregious violations of the HOS rules may result in maximum enforcement penalties. These rules went into effect July 2013. Although the rules have been the subject of several legal challenges, the U.S. Court of Appeals for the D.C. Circuit recently upheld the rules in their entirety, with the exception of one provision related to short-haul operators. These new rules may result in a modest reduction in driver productivity.

The FMCSA proposed new rules in January 2011 mandating the installation and use of electronic logging devices ("ELDs") by nearly all carriers, including us, to electronically monitor mileage and enforce the HOS rules.  These rules were vacated by the 7th Circuit Court of Appeals in 2011, but Congress passed legislation in July 2012 renewing the mandate, subject to new regulations to be promulgated by DOT. The DOT has indicated that additional rules will be proposed by September 2013 mandating the use of ELDs and updating ELD standards. All of our tractors currently have ELDs installed. We believe that any new regulations related to ELDs are unlikely to impact our operations or profitability, although it is unclear how any new regulations will impact our use of ELDs.

The DOT, through the FMCSA, imposes certain fitness and safety requirements on us and our drivers. The FMCSA's Comprehensive Safety Analysis ("CSA") initiative introduced a new enforcement and compliance model in 2010 under which drivers and fleets are evaluated and ranked based on certain safety-related standards, including standards related to the safety performance of the carrier's drivers.  The CSA's primary goal is to measure and evaluate the on-road safety performance of carriers and drivers. These evaluations are aggregated and made accessible to the public through the FMCSA's Safety Measurement System ("SMS"). CSA produces evaluations for each character in each safety-related category. Under CSA, excessive violations in any category may lead to a carrier being prioritized for enforcement or intervention. Ongoing compliance with CSA's safety and fitness requirements may produce additional expenses or result in a reduction in the number of eligible drivers. If current or potential drivers are eliminated from eligibility due to continued implementation and enforcement the CSA initiative, we may experience greater difficulty attracting and retaining qualified drivers.

In 2010, the EPA mandated that all new truck engines adhere to more stringent emissions standards. The cost of new trucks has increased to offset the cost of compliance with these new regulations. In 2011, the EPA and National Highway Traffic Safety Administration ("NHTSA") finalized regulations to reduce greenhouse gas emissions and improve fuel efficiency by 20%. These new emission regulations are set to take effect starting in 2014. In addition to federal environmental legislation, California has also adopted emission and fuel efficiency regulations. These regulations include the mandated use of aerodynamic equipment on 53-foot or longer box-type trailers. Compliance with emission and fuel efficiency regulations has increased the cost of new equipment, and may impair equipment productivity, and increase our operating expenses.

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

We are also responsible for administrative expenses, for each occurrence involving personal injury or property damage. We are also self-insured for the full amount of all our physical damage losses, for workers' compensation losses up to $1.5 million per claim, and for cargo claims generally up to $100,000 per shipment. Subject to these self-insured retention amounts, our current workers' compensation policy provides coverage up to a maximum per claim amount of $10.0 million, and our current cargo loss and damage coverage provides coverage up to $1.0 million per shipment. We maintain separate insurance in Mexico consisting of bodily injury and property damage coverage with deductibles.

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

We are also affected by recessionary economic cycles, changes in customers' inventory levels, and downturns in our customers' business cycles, particularly in market segments and industries, such as retail and manufacturing, where we have a significant concentration of customers, and regions of the country, such as Texas and the Midwest, where we have a significant amount of business. Economic conditions may adversely affect our customers and their ability to pay for our services. Customers encountering adverse economic conditions represent a greater potential for loss and we may be required to increase our allowance for doubtful accounts. These economic conditions may adversely affect our ability to execute our strategic plan.

In addition, we cannot predict future economic conditions, consumer confidence, the economic impact of actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action against a foreign state or group located in a foreign state, or heightened security requirements. Enhanced security measures could impair our operating efficiency and productivity and result in higher operating costs.

Ongoing insurance and claims expenses could significantly affect our earnings.

We self-insure for a significant portion of our claims exposure, which could increase the volatility of, and decrease the amount of, our earnings. Our future insurance and claims expenses may exceed historical levels, which could reduce our earnings. We currently accrue amounts for liabilities based on our assessment of claims that arise and our insurance coverage for the periods in which the claims arise and we evaluate and revise these accruals from time-to-time based on additional information.  Because of our significant self-insured amounts, we have exposure to fluctuations in the number and severity of claims and the risk of being required to accrue or pay additional amounts if our estimates are revised or the claims ultimately prove to be more severe than originally assessed.

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

A significant portion of our revenue is generated from our major customers. For 2013, our top 10 customers, based on revenue, accounted for approximately 33.4% of our revenue. We do not expect this percentage to change materially for 2014. Generally, we do not have long term contractual relationships with our major customers, and we cannot assure you that our customers will continue to use our services or that they will continue at the same levels. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

Our revenue growth may not continue at historical rates, which could adversely affect our stock price.

We experienced significant growth in revenue between 2002 and 2008. In light of the weakened economy and freight environment, our revenue for 2009 was less than the previous year, but from 2010 to 2013, our revenue has begun to rebound. We have taken strategic steps to enhance these revenue improvements by reducing costs and concentrating on increased fuel efficiency. We can provide no assurance that our operating margins will not be further adversely affected by these changes in economic conditions. Slower or less profitable growth could adversely affect our stock price.

Increases in driver compensation or difficulty in attracting and retaining drivers could affect our profitability and ability to grow.

The trucking industry experiences substantial difficulty in attracting and retaining qualified drivers, including independent contractors. In the past, because of the shortage of qualified drivers, the availability of alternative jobs, and intense competition for drivers from other trucking companies, we have faced difficulty increasing the number of our drivers and expect this to continue in the future. In addition, due to the recent economic conditions, including the cost of fuel, insurance, and tractors, the available pool of independent contractor drivers has been declining. Regulatory requirements, including the CSA, recent revisions to the hours-of-service regulations, and any further improvement in the economy make the market for drivers and independent contractors even more competitive. Further, the compensation we offer our drivers and independent contractors is subject to market conditions, and we may find it necessary to increase driver and independent contractor compensation in future periods. A high turnover rate and competitive market for drivers requires us to continually recruit a substantial number of drivers in order to operate existing revenue equipment. If we are unable to continue to attract and retain a sufficient number of drivers and independent contractors, we could be required to adjust our compensation packages, let trucks sit idle, or operate with fewer trucks and face difficulty meeting shipper demands, all of which would adversely affect our growth and profitability.

We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on our business.

Our operations are regulated and licensed by various U.S., Canadian, and Mexican agencies. Our company drivers and independent contractors also must comply with the safety and fitness regulations of the United States DOT, including those relating to drug and alcohol testing and hours-of-service. Such matters as weight and equipment dimensions are also subject to U.S. and Canadian regulations. We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers' hours-of-service, ergonomics, or other matters affecting safety or operating methods. Other agencies, such as the EPA and the Department of Homeland Security also regulate our equipment, operations, and drivers. Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs. Higher costs incurred by us or by our suppliers who pass the costs onto us through higher prices could adversely affect our results of operations. The Regulation section in Item 1 of Part I of this Annual Report discusses several proposed and final regulations that could materially impact our business and operations.

CSA could adversely affect our profitability and operations, our ability to maintain or grow our fleet, and our customer relationships.

Under CSA, drivers and fleets are evaluated based on certain safety-related standards.  Carriers' safety and fitness ratings have been expanded under CSA to include the on-road safety performance of the carrier’s drivers. As a result, certain current and potential drivers may no longer be eligible to drive for us, our fleet could be ranked poorly as compared to our peers, and our safety and fitness scores could be adversely impacted. Additionally, competition for drivers with favorable safety ratings may increase and thus provide for increases in driver related compensation costs.

Currently, we are not exceeding the established threshold of any of the seven safety-related standards introduced under CSA. Future fitness and safety violations may cause us to exceed the threshold in one or more of the safety and fitness categories evaluated under CSA. If this were to occur we may be prioritized for an intervention action or roadside inspection, either of which could adversely affect our results of operations. Failure to cure any such deficiency could cause high-quality drivers to seek other carriers or could cause our customers to direct their business away from us and to carriers with higher fleet rankings, either of which would adversely affect our results of operations.

We may not make acquisitions in the future, or if we do, we may not be successful in our acquisition strategy.

We have made twenty three acquisitions since 1995. We have pursued an aggressive acquisition strategy in recent years, including a recent international acquisition. Accordingly, acquisitions have provided a substantial portion of our growth. There is no assurance that we will be successful in identifying, negotiating, or consummating any future acquisitions. If we fail to make any future acquisitions, our growth rate could be materially and adversely affected.

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

We have experienced higher prices for new tractors over the past few years, partially as a result of government regulations applicable to newly manufactured tractors and diesel engines, in addition to higher commodity prices and better pricing power among equipment manufacturers. EPA emissions standards that went into effect in 2010 are more stringent than prior standards have required the introduction of new, more expensive engines, and future emission reduction regulations may require vendors to further modify new equipment which may lead to further increases in cost. Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers for these or other reasons. As a result, we expect to continue to pay increased prices for equipment and incur additional expenses and related financing costs for the foreseeable future. Furthermore, reduced equipment efficiency and lower fuel mileage may result from new engines designed to reduce emissions, therefore, increase our operating expenses. Our decision to shorten our equipment upgrade cycle may increase the impact of higher equipment cost on our profitability.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

In addition to direct regulation by the DOT and other agencies, we are subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, fuel storage tanks, air emissions from our vehicles and facilities, and discharge and retention of storm water. We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. We also maintain underground bulk fuel storage tanks and fueling islands at six of our facilities. A small percentage of our freight consists of low-grade hazardous substances, which subjects us to a wide array of regulations. If we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, or if we are found to be in violation of environmental laws or regulations, we could be subject to liabilities that could have a materially adverse effect on our business and operating results. If we should fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

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

In 2010, stricter fuel efficiency and emissions standards were mandated by the EPA. In 2011, the EPA and NHTSA proposed further efficiency and emissions standards that will become effective beginning in 2014. These new standards include a mandated 20% improvement in fuel economy by 2018. Compliance with such regulations will increase the cost of new tractors, could impair equipment productivity, lower fuel mileage, and increase our operating expenses.  These adverse effects, combined with the uncertainty as to the reliability of the new diesel engines and the residual values of these vehicles, could materially increase our costs or otherwise adversely affect our business or operations.

Concern over climate change, including the impact of global warming, has led to legislative and regulatory efforts to limit greenhouse gas emissions, and some form of federal climate change legislation is possible in the relatively near future.  Regulations related to climate change that potentially impose restrictions, caps, taxes, or other controls on emissions of greenhouse gases could adversely affect our operations and financial results.  More specifically, legislative or regulatory actions related to climate change could adversely impact us by increasing our fuel costs and reducing fuel efficiency and could result in the creation of substantial additional capital expenditures and operating costs in the form of taxes, emissions allowances, or required equipment upgrades.  Until the timing, scope, and extent of any future regulation becomes known, we cannot predict its effect on our cost structure or our operating results; however, any future regulation could impair our operating efficiency and productivity and result in higher operating costs.

If we are unable to retain our key employees, our business, financial condition, and results of operations could be adversely affected.

We are highly dependent upon the services of certain key employees, including, but not limited to: Stephen Russell, our Chairman of the Board; Paul Will, our President and Chief Executive Officer; William E. Meek, our Executive Vice President, Chief Financial Officer and Treasurer; and Jonathan Russell, our President of Asset Light Business Units. Although we have an employment agreement with Mr. Stephen Russell and a separation agreement with Mr. Will and Mr. Jonathan Russell, the loss of their services could negatively impact our operations and future profitability.

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

If the economy and credit markets weaken, our business, financial results, and results of operations could be materially and adversely affected, especially if consumer confidence declines and domestic spending decreases. We may need to incur additional indebtedness or issue debt or equity securities in the future to fund working capital requirements, make investments, or for general corporate purposes. If the credit and equity markets erode further, our ability to do so may be constrained. Although some stability has returned to the equity markets, there still exists enough economic uncertainty that could cause the market price of our stock to be volatile.

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

Item 1B.                 Unresolved Staff Comments

None.

Item 2.                 Properties

We operate a network of 22 terminal locations, including facilities in Laredo and El Paso, Texas, which are the two largest inland freight gateway cities between the U.S. and Mexico. Our operating terminals currently are located in the following cities:

United States	Mexico	Canada
Dallas, TX (Owned)	Guadalajara (Leased)	Kitchener, ON (Leased)
El Paso, TX (Owned)	Mexico City (Leased)	Wroxeter, ON (Owned)
Greensboro, NC (Leased)	Monterrey (Leased)
Hampton, VA (Leased)	Nuevo Laredo (Owned)
Indianapolis, IN (Owned)	Puebla (Leased)
Laredo, TX (Owned and Leased)	Queretaro (Leased)
Carlisle, PA (Owned)	San Luis Potosi (Leased)
Drums, PA (Leased)
Knoxville, TN (Owned)
Richmond, VA (Owned)
Columbus, OH (Owned)
Warren, IN (Owned)
Little Rock, AR (Leased)

Our executive and administrative offices occupy four buildings located on 40 acres of property in Indianapolis, Indiana. The Indianapolis, Laredo, Wroxeter and Kitchener terminals include administrative functions, lounge facilities for drivers, parking, fuel, maintenance, and truck washing facilities. Both of our segments use the Indianapolis facility and we have adequate space for the functions performed at our headquarters. With the exception of the warehouses listed below which are utilized exclusively by our asset light business segment, all of our other owned and leased facilities are utilized primarily by our asset-based segment. We have warehouses for our asset light business unit in the following cities:

United States
Battleboro, NC (Leased)
Greenwood, IN (Leased)
Janesville, WI (Leased)
Jonesville, IN (Owned)
Seymour, IN (Leased)

Item 3.                 Legal Proceedings

We are party to certain lawsuits in the ordinary course of business. We are currently not party to any proceedings which will have a material adverse effect. See discussion under "Cargo Liability, Insurance, and Legal Proceedings" in Item 1, and Note 8 to the consolidated financial statements, "Commitments and Contingencies."

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

Fiscal 2012	High	Low
Quarter ended September 30, 2011	$15.05	$8.26
Quarter ended December 31, 2011	$12.06	$8.18
Quarter ended March 31, 2012	$16.50	$11.75
Quarter ended June 30, 2012	$17.19	$14.31

Fiscal 2013	High	Low
Quarter ended September 30, 2012	$18.08	$13.51
Quarter ended December 31, 2012	$18.10	$14.69
Quarter ended March 31, 2013	$21.99	$17.91
Quarter ended June 30, 2013	$20.85	$16.29

On August 14, 2013, there were 297 holders of our common stock based upon the number of record holders on that date. However, we estimate our actual number of stockholders is much higher because a substantial number of our shares are held of record by brokers or dealers for their customers in street names.

Dividend Declaration and Policy

On July 28, 2013, our Board of Directors approved a regular cash dividend to stockholders for the quarter ending September 30, 2013.  The quarterly cash dividend of two cents ($0.02) per share of common stock will be payable on October 18, 2013 to stockholders of record at the close of business on October 4, 2013.  Our ability to pay cash dividends is currently limited by restrictions contained in our revolving credit facility. Future payments of cash dividends will depend on our financial condition, results of operations, capital commitments, restrictions under our then-existing debt agreements, and other factors our Board of Directors may consider relevant.

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

	2013	2012	2011	2010	2009
	(in thousands, except per share data and operating data)
Statements of Operations Data:
Freight revenue(1)	$489,035	$475,116	$467,002	$451,509	$409,380
Fuel surcharge revenue	124,613	123,836	101,247	77,109	82,182
Total revenue	613,648	598,952	568,249	528,618	491,562
Operating expenses	564,976	552,193	537,463	508,786	475,653
Operating income	48,672	46,759	30,786	19,832	15,909
Interest expense, net	4,931	5,628	8,147	10,054	9,060
Other expense (income)	(994)	(412)	(4,785)	67	(227)
Income before income taxes	44,735	41,543	27,424	9,711	7,076
Provision for income taxes	17,471	16,007	12,162	5,785	4,820
Net income	$27,264	$25,536	$15,262	$3,926	$2,256
Diluted earnings per share	$1.17	$1.12	$0.67	$0.18	$0.10
Weighted average diluted shares outstanding	23,393	22,872	22,632	22,362	22,134

Balance Sheet Data (at end of period):
Net property and equipment	$496,870	$370,456	$277,114	$321,281	$340,930
Total assets	641,162	520,711	416,666	449,482	444,787
Long-term debt, revolving lines of credit, and capital lease obligations, including current maturities	294.431	230,571	147,703	207,540	223,536
Stockholders' equity	225,689	194,781	171,900	150,841	143,113

Operating Data:
For period(2):
Average revenue per loaded mile(3)	$1.563	$1.535	$1.481	$1.407	$1.464
Average revenue per total mile(3)	$1.390	$1.367	$1.325	$1.267	$1.307
Average revenue per tractor per week(3)	$2,891	$2,869	$2,866	$2,843	$2,597
Average length of haul (in miles)	872	886	913	889	907
At end of period:
Average seated line-haul tractors(4)	2,707	2,705	2,662	2,702	2,741
Average age of company tractors (in years)	1.4	1.5	1.9	1.5	1.5
Total trailers(4)	8,425	8,822	8,206	9,852	10,015
Average age of company trailers (in years)	2.2	2.8	5.5	5.7	5.0

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

Item 7.                 Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Results and Fiscal Year-End Financial Condition

For the fiscal year ended June 30, 2013, total revenue increased 2.4% to $613.6 million from $599.0 million during fiscal 2012. Freight revenue, which excludes revenue from fuel surcharges, increased 2.9% to $489.0 million in fiscal 2013 from $475.1 million in 2012. We generated net income of $27.3 million, or $1.17 per diluted share, for fiscal 2013 compared with net income of $25.5 million, or $1.12 per diluted share, for fiscal 2012.

We believe that an improving economy and decreased industry-wide trucking capacity in fiscal 2013 compared to fiscal 2012 were the major factors contributing to our increase in net income.  Average freight revenue per loaded mile excluding fuel surcharge for 2013 increased 1.8% to $1.563 compared with $1.535 per mile in 2012. Average freight revenue per tractor per week increased 0.8% at $2,891 in 2013 compared with $2,869 for 2012, as an improvement in rates was partially offset by fewer miles per seated tractor. Our operating margin, excluding the effect of fuel surcharge (which is calculated as the percentage of operating expenses net of fuel surcharge over trucking revenue), decreased slightly to 90.0% for 2013 compared with 90.2% for 2012.

At June 30, 2013, our total balance sheet debt was $294.4 million and our total stockholders' equity was $225.7 million, for a total debt to capitalization ratio of 56.6%. At June 30, 2013, we had $125.0 million of available borrowing capacity under our revolving credit facility.

Revenue

We generate substantially all of our revenue by transporting freight for our customers. Generally, we are paid by the mile or by the load for our services. We also derive revenue from fuel surcharges, loading and unloading activities, equipment detention, other trucking related services, and warehousing services. The main factors that affect our revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, the number of tractors operating, and the number of miles we generate with our equipment. These factors relate to, among other things, the U.S. economy, inventory levels, the level of truck capacity in our markets, specific customer demand, the percentage of team-driven tractors in our fleet, driver and independent contractor availability, and our average length of haul.

We eliminate fuel surcharges from revenue when calculating operating ratios and some of our operating data. We believe that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.

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

The trucking industry has experienced significant increases in expenses over the past several years, in particular those relating to equipment costs, driver compensation, insurance, and fuel. As the United States economy slowed down, many trucking companies were forced to lower freight rates to maintain satisfactory levels of equipment utilization.  As the economy continues to improve, we are increasing rates as contracts expire or as the spot quote market allows.  Over the long term, we expect a limited pool of qualified drivers and intense competition to recruit and retain those drivers to constrain overall industry capacity, although we expect our recent efforts related to our driving school to improve our driver recruiting. Assuming a return to economic growth in U.S. manufacturing, retail, and other high volume shipping industries, we expect to be able to raise freight rates in line with or faster than expenses.

Revenue Equipment

We operate 3,303 tractors and 8,425 trailers. Of our tractors at June 30, 2013, 1,432 were owned, 244 were acquired under operating leases, 972 were acquired under capital leases, and 655 were provided by independent contractors including drivers in our lease-purchase program. Of our trailers at June 30, 2013, 993 were owned, 1,234 were acquired under operating leases, and 6,198 were acquired under capital leases.

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

Independent contractors provide a tractor and a driver and are responsible for all operating expenses in exchange for a fixed payment per mile. When utilizing independent contractors, we do not have the capital outlay of purchasing the tractors. The payments to independent contractors are recorded in purchased transportation and the payments for equipment under operating leases are recorded in revenue equipment rentals. Expenses associated with independent contractors, such as interest, depreciation, driver compensation, fuel, and other expenses are not incurred by the Company. Based on these factors we evaluate our efficiency using our operating ratio as well as income before income taxes.

Outlook

Looking forward, our profitability goal is to achieve and maintain an operating ratio of less than 90%.  We expect this to require improvements in rate per mile and miles per tractor and decreased non-revenue miles.  Because a large percentage of our costs are variable, changes in revenue per mile affect our profitability to a greater extent than changes in miles per tractor.  For fiscal 2014, the key factors that we expect to have the greatest effect on our profitability are our freight revenue per tractor per week (which will be affected by the general freight environment, including the balance of freight demand and industry-wide trucking capacity), our compensation of drivers, our cost of revenue equipment (particularly in light of 2010 EPA engine requirements), our fuel costs, and our insurance and claims.  We will seek to continue our strategy of engaging in targeted acquisitions to enhance our operations. To overcome cost increases and improve our margins, we will need to achieve increases in freight revenue per tractor.  Operationally, we will seek improvements in safety, driver recruiting, and retention.  Our success in these areas primarily will affect revenue, driver-related expenses, and insurance and claims expense.

Results of Operations

The following tables set forth the percentage relationship of revenue and expense items to operating and freight revenue for the periods indicated.

	Fiscal year ended June 30,
	2013	2012	2011
Operating revenue	100%	100%	100%
Operating expenses:
Salaries, wages, and employee benefits	27.0	26.5	26.4
Fuel	23.4	26.1	24.4
Purchased transportation	20.5	18.2	18.8
Revenue equipment rentals	1.1	1.0	0.3
Operations and maintenance	5.3	6.5	7.2
Insurance and claims	2.5	2.3	3.2
Depreciation and amortization	8.3	7.9	10.0
Cost of products and services sold	---	---	0.6
Communication and utilities	0.9	0.7	0.7
Operating taxes and licenses	1.7	1.7	1.7
General and other operating	1.4	1.2	1.3

Total operating expenses	92.1	92.2	94.6

Operating income	7.9	7.8	5.4
Other expense:
Interest expense, net	0.8	0.9	1.4
Other expense (income), net	(0.2)	(0.0)	(0.8)

Income before income taxes	7.3	6.9	4.8
Provision for income taxes	2.8	2.7	2.1

Net income	4.4%	4.3%	2.7%

Freight revenue(1)	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and employee benefits	33.9	33.5	32.2
Fuel	3.9	6.8	8.0
Purchased transportation	25.7	22.9	22.8
Revenue equipment rentals	1.4	1.3	0.3
Operations and maintenance	6.7	8.3	8.8
Insurance and claims	3.1	2.9	3.9
Depreciation and amortization	10.4	9.9	12.2
Cost of products and services sold	---	---	0.8
Communication and utilities	1.1	0.9	0.9
Operating taxes and licenses	2.1	2.2	2.1
General and other operating	1.7	1.5	1.4

Total operating expenses	90.0	90.2	93.4

Operating income	10.0	9.8	6.6
Other expense:
Interest expense, net	1.0	1.2	1.8
Other expense (income), net	(0.2)	(0.1)	(1.1)

Income before income taxes	9.1	8.7	5.9
Provision for income taxes	3.6	3.4	2.6

Net income	5.6%	5.4%	3.3%

(1)
Freight revenue is total operating revenue less fuel surcharges. In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense. The amounts were $124.6 million, $123.8 million, and $101.2 million in fiscal 2013, 2012, and 2011, respectively.

Fiscal year ended June 30, 2013, compared with fiscal year ended June 30, 2012

Total revenue increased by $14.7 million, or 2.5%, to $613.6 million for fiscal 2013, from $599.0 million for fiscal 2012. Freight revenue increased by $13.9 million, or 2.9%, to $489.0 million for fiscal 2013, from $475.1 million for fiscal 2012. This increase was primarily attributable to an increase in freight rates due to the recovering economy and reduced capacity. Average freight revenue per loaded mile, excluding fuel surcharge, increased to $1.563 in fiscal 2013 from $1.535 for fiscal 2012, or 1.8%.  This increase was partially offset by a decrease in loaded miles to 241.8 million in fiscal 2013, compared to 244.2 million in fiscal 2012. We expect our freight rates to maintain an upward trend through the end of the calendar year as industry capacity appears to continue to tighten. While average seated tractor count had little variation between fiscal 2012 and fiscal 2013, we expect average seated tractor count to improve as a result of the driver school and other recruiting efforts.

Fuel surcharge revenue increased to $124.6 million from $123.8 million for fiscal 2013 and 2012, respectively.  Fuel surcharge increased as United States Department of Energy ("DOE") fuel prices from which our fuel surcharge is calculated increased, offset slightly by a decrease in loaded miles in fiscal 2013.

Revenue for our asset-light segment increased to $44.0 million in fiscal 2013 compared to $42.2 million in fiscal 2012, or 4.2%. The increase is primarily related to increased revenues in our LTL and warehousing business offset by a decrease in brokerage revenues.  TruckersB2B was sold into a joint venture in February 2011. Therefore, our share of the operations of TruckersB2B is recorded as equity in earnings in Other (income) expense for all of fiscal 2013 and 2012.

Salaries, wages, and employee benefits were $165.5 million, or 27.0% of operating revenue and 33.9% of freight revenue, for fiscal 2013, compared to $158.9 million, or 26.5% of operating revenue and 33.5% of freight revenue, for fiscal 2012. This increase in salaries, wages, and benefits is largely due to increased administrative salaries, recruiting expense, and medical benefits expense.  There was an increase of approximately $1.6 million for accelerated vesting of Mr. Stephen Russell’s equity compensation in conjunction with his position change from Chief Executive Officer and Chairman of the Board of Directors to solely Chairman of the Board of Directors.  The implementation of a driving school in March 2013 increased our recruiting expense. These factors were partially offset by slightly lower driver payroll in the current year as a result of a decrease in company driver miles offset by an increase in pay per mile.  If we increase our company driver count as a percentage of our total fleet we expect salaries, wages, and employee benefits will increase as a result of a higher percentage of company drivers in our fleet, offset by reduced recruiting costs.

Fuel expenses, without reduction for fuel surcharge revenue, decreased to $143.8 million, or 23.4% of operating revenue, for fiscal 2013, compared to $156.2 million, or 26.1% of operating revenue, for fiscal 2012. Fuel expenses, net of fuel surcharge revenue of $124.6 million and $123.8 million for fiscal 2013 and fiscal 2012, respectively, decreased to $19.2 million, or 3.9% of freight revenue, for fiscal 2013, compared to $32.4 million, or 6.8% of freight revenue, for fiscal 2012.  These decreases were attributable to higher freight and fuel surcharge revenue as noted above and a decrease in gallons purchased due to a decrease in total miles and our continued improvement in our average miles per gallon.  Average DOE fuel prices increased 1.8% to $3.97 per gallon for fiscal 2013, from $3.90 per gallon for fiscal 2012.  We expect that our continued efforts to reduce idling and operate more fuel-efficient tractors will continue to have a positive impact on our miles per gallon. However, we expect this positive impact to be partially offset by increasing fuel costs per gallon, lower fuel economy on EPA-mandated new engines, and the use of more costly ultra-low sulfur diesel fuel.

Purchased transportation increased to $125.7 million, or 20.5% of operating revenue and 25.7% of freight revenue, for fiscal 2013, from $108.9 million, or 18.2% of operating revenue and 22.9% of freight revenue, for fiscal 2012.  The increase is primarily related to increases in our independent contractor expense due to an increase in independent contractor miles for fiscal 2013 compared to fiscal 2012. Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile.  The number of independent contractors increased to 669 at June 30, 2013, compared with 392 at June 30, 2012. We also had increases in intermodal transportation and third party logistic provider expense offset by a decrease in brokerage expense. We expect purchased transportation to increase as we attempt to increase the number of independent contractors in our fleet and continue to increase our purchased transportation for brokerage and intermodal transportation.

Operations and maintenance consist of direct operating expense, maintenance, physical damage, and tire expense. This category decreased to $32.7 million, or 5.3% of operating revenue and 6.7% of freight revenue, for fiscal 2013, from $39.2 million, or 6.5% of operating revenue and 8.3% of freight revenue, for fiscal 2012. The decrease in fiscal 2013 is primarily related to a decrease in average tractor age to 1.4 years and average trailer age to 2.2 years, as well as a decrease in costs associated with tractor maintenance as the number of tractors covered under warranty has increased and we incurred lower tire expense as we continued to refresh our fleets. We expect our operations and maintenance expense to be similar to the current level going forward, subject to implementation of CSA requirements that may impact these expenses.

Insurance and claims expense increased to $15.3 million, or 2.5% of operating revenue and 3.1% of freight revenue, for fiscal 2013, compared to $13.9 million, or 2.3% of operating revenue and 2.9% of freight revenue, for fiscal 2012.  Insurance consists of premiums for liability, physical damage, cargo, and workers' compensation insurance.  These increases are attributable to an increase in liability claims and workers' compensation claims due to an increase in the number and/or severity of claims reported including loss development.  Our insurance program involves self-insurance at various risk retention levels.  Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate.  We accrue for the uninsured portion of claims based on known claims and historical experience.  We continually review and adjust our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume.  We expect our insurance and claims expense to be consistent with historical average amounts going forward. However, this category will vary based upon the frequency and severity of claims, the level of self-insurance, and premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment and net gains/losses on the sale of equipment, increased to $50.8 million, or 8.3% of operating revenue and 10.4% of freight revenue, in fiscal 2013, compared to $47.2 million, or 7.9% of operating revenue and 9.9% of freight revenue, for fiscal 2012. These increases are primarily related to a decrease in the gains recognized on the sale of equipment in fiscal 2013 compared to gains recognized on sales in fiscal 2012.  Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases. We expect minimal gains for 2014 as our tractor and trailer refresh cycle is nearly complete. Accordingly, we expect depreciation and amortization to increase.

All of our other expenses are relatively minor in amount, and there were no significant changes in these expenses. Accordingly, we have not provided a detailed discussion of such expenses.

Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, increased to 7.3% of operating revenue and 9.1% of freight revenue for fiscal 2013, from 6.9% of operating revenue and 8.7% of freight revenue for fiscal 2012.

Income taxes increased to $17.5 million for fiscal 2013, from to $16.0 million for fiscal 2012, resulting from a higher pre-tax income. Due to the non-deductible effects of our driver per diem pay structure, our tax rate will fluctuate from the 35% standard federal rate in future periods as net income fluctuates.  Going forward, we expect our effective tax rate will be approximately 38% to 41%.

As a result of the factors described above, net income increased to $27.3 million for fiscal 2013, from $25.5 million for fiscal 2012.

Fiscal year ended June 30, 2012, compared with fiscal year ended June 30, 2011

Total revenue increased by $30.8 million, or 5.4%, to $599.0 million for fiscal 2012, from $568.2 million for fiscal 2011. Freight revenue increased by $8.1 million, or 1.7%, to $475.1 million for fiscal 2012, from $467.0 million for fiscal 2011. This increase was primarily attributable to an increase in freight rates, due to the slowly recovering economy and reduced capacity. Average freight revenue per loaded mile, excluding fuel surcharge, increased to $1.535 in fiscal 2012 from $1.481 for fiscal 2011, or 3.6%.  These increases were partially offset by a decrease in loaded miles to 244.2 million in fiscal 2012, compared to 248.5 million in fiscal 2011.

Fuel surcharge revenue increased to $123.8 million from $101.2 million for fiscal 2012 and 2011, respectively.  Fuel surcharge increased as cost per gallon of fuel increased offset slightly by a decrease in loaded miles throughout the year.

Revenue for our asset-light segment increased to $42.2 million in fiscal 2012 compared to $40.7 million in fiscal 2011, or 3.7%. The increase is primarily related to increased revenues in our warehousing services.  TruckersB2B was sold into a joint venture in February 2011. Therefore, our share of the operations of TruckersB2B is recorded as equity in earnings in Other (income) expense only for March 2011 through June 2011, which does not reflect revenue or operating expenses in the consolidated Statement of Operations.  Truckers B2B is recorded as equity in earnings in Other (income) expense for all of fiscal 2012.

Salaries, wages, and employee benefits were $158.9 million, or 26.5% of operating revenue and 33.5% of freight revenue, for fiscal 2012, compared to $150.2 million, or 26.4% of operating revenue and 32.2% of freight revenue, for fiscal 2011. This increase in salaries, wages, and benefits is largely due to increased administrative salaries, driver payroll, recruiting expense, and medical benefits expense.  Driver payroll increased in fiscal 2012 as a result of an increase in company driver miles and a decrease in independent contractor miles, in comparison to fiscal 2011.

Fuel expenses, without reduction for fuel surcharge revenue, increased to $156.2 million, or 26.1% of operating revenue in fiscal 2012, compared to $138.5 million, or 24.4% of operating revenue, for fiscal 2011. Fuel expenses, net of fuel surcharge revenue of $123.8 million and $101.2 million for fiscal 2012 and fiscal 2011, respectively, decreased to $32.4 million, or 6.8% of freight revenue, for fiscal 2012, compared to $37.3 million, or 8.0% of freight revenue, for fiscal 2011.  These decreases were attributable to higher freight and fuel surcharge revenue as noted above.  Gallons purchased for fiscal 2012 were consistent with fiscal 2011, while average fuel prices increased 13.7% to $3.90 per gallon for fiscal 2012, from $3.43 per gallon for fiscal 2011.

Purchased transportation increased to $108.9 million for fiscal 2012, from $106.7 million for fiscal 2011.  As a percentage of operating revenue, purchased transportation decreased to 18.2% in fiscal 2012 compared to 18.8% in fiscal 2011, and increased to 22.9% of freight revenue in fiscal 2012, compared to 22.8% of freight revenue in fiscal 2011.  The increase in purchased transportation for fiscal 2012 is primarily related to increases in our third party services for brokerage and intermodal transportation as we continue to develop and increase those offerings.  Offsetting these increases was a decrease in independent contractor settlements. The number of independent contractors decreased to 392 at June 30, 2012, compared with 423 at June 30, 2011.  Independent contractors are drivers who cover all of their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile.

Operations and maintenance consist of direct operating expense, maintenance, physical damage, and tire expense. This category decreased to $39.2 million, or 6.5% of operating revenue and 8.3% of freight revenue, for fiscal 2012, from $41.1 million, or 7.2% of operating revenue and 8.8% of freight revenue, for fiscal 2011. The decrease in fiscal 2012 is primarily related to a decrease in average tractor age to 1.5 years and average trailer age to 2.8 years, as well as a decrease in costs associated with tractor maintenance as tractors covered under warranty have increased, and lower tire expense as we continued to refresh our fleets.

Insurance and claims expense decreased to $13.9 million, or 2.3% of operating revenue and 2.9% of freight revenue, for fiscal 2012, compared to $18.2 million, or 3.2% of operating revenue and 3.9% of freight revenue for fiscal 2011.  Insurance consists of premiums for liability, physical damage, cargo, and workers' compensation insurance.  These decreases are attributable to a decrease in liability claims, workers' compensation claims, and cargo claims expense, due to a decrease in the number and/or severity of claims reported including loss development.  Our insurance program involves self-insurance at various risk retention levels.  Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate.  We accrue for the uninsured portion of claims based on known claims and historical experience.  We continually review and revise our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment and net gains/losses on the sale of equipment, decreased to $47.2 million, or 7.9% of operating revenue and 9.9% of freight revenue, in fiscal 2012 from $57.0 million, or 10.0% of operating revenue and 12.2% of freight revenue, for fiscal 2011. These decreases are related to lower tractor depreciation expenses and an increase in the gains recognized on the sale of equipment in fiscal 2012 compared to gains recognized on sales in fiscal 2011, partially offset by an increase in trailer depreciation. Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases.

All of our other expenses are relatively minor in amount, and there were no significant changes in these expenses. Accordingly, we have not provided a detailed discussion of such expenses.

Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, increased to 6.9% of operating revenue and 8.7% of freight revenue for fiscal 2012, from 4.8% of operating revenue and 5.9% of freight revenue for fiscal 2011.

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

Liquidity and Capital Resources

Trucking is a capital-intensive business. We require cash to fund our operating expenses (other than depreciation and amortization), to make capital expenditures and acquisitions, and to repay debt, including principal and interest payments.  We frequently consider potential acquisitions, and if we were to consummate an acquisition, our cash requirements would increase and we may have to modify our expected financing sources for the purchase of tractors. Subject to any required lender approval, we may make additional acquisitions, although we do not have any specific acquisition plans at this time. Our principal sources of liquidity are cash generated from operations, bank borrowings, capital and operating lease financing of revenue equipment, and proceeds from the sale of used revenue equipment.  At June 30, 2013, our total balance sheet debt, including capital lease obligations, and current maturities, was $294.4 million, compared $230.6 million at June 30, 2012.

As of June 30, 2013, we had on order 200 trailers for delivery through fiscal 2014.  There were no tractor orders as of June 30, 2013. These trailer orders represent a capital commitment of approximately $10.9 million, before considering the proceeds of equipment dispositions. In fiscal 2014, we expect to purchase our trailers with both cash generated from operations and leases.

We believe we will be able to fund our operating expenses, as well as our limited commitments for the acquisition of revenue equipment given our average fleet age, over the next twelve months with a combination of cash generated from operations, borrowings available under secured equipment financing or our primary credit facility, equipment sales, and lease financing arrangements. We will continue to have significant capital requirements over the long term, and the availability of the needed capital will depend upon our financial condition and operating results and numerous other factors over which we have limited or no control, including prevailing market conditions and the market price of our common stock. However, based on our operating results, anticipated future cash flows, current availability under our credit facility, expected capital expenditures, and sources of equipment lease financing that we expect will be available to us, we do not expect to experience significant liquidity constraints in the foreseeable future.

Cash Flows

We generated net cash from operating activities of $86.7 million in fiscal 2013, $77.1 million in fiscal 2012, and $70.1 million in fiscal 2011. The increase in net cash provided by operations in fiscal 2013 from fiscal 2012 is due to an increase in accounts payable and accrued expenses.

Net cash used by investing activities was $103.6 million for fiscal 2013, compared to net cash provided by investing activities of $18.5 million for fiscal 2012, and $20.5 million for fiscal 2011.  The outflows of investing cash flow are a result of cash used for acquisitions and purchasing equipment, offset by cash provided by disposal and sale of equipment.  Capital expenditures primarily for tractors and trailers totaled $169.5 million in fiscal 2013, $95.5 million in fiscal 2012, and $32.2 million in fiscal 2011.  These increases are related to our equipment refresh cycle which was nearly completed during the year.  We generated proceeds from the sale of property and equipment of $105.4 million in fiscal 2013, $155.5 million in fiscal 2012, and $47.7 million in fiscal 2011.

Net cash used in financing activities was $15.5 million in fiscal 2013, $86.9 million in fiscal 2012, and $86.5 million in fiscal 2011. Financing activity consists primarily of bank borrowings, bank payments, and payment of the principal component of capital lease obligations.

Primary Credit Agreement

In December 2010, we entered into a new $50 million five-year revolving credit facility agented by Bank of America, N.A. The facility refinanced our previous credit facility and provides for ongoing working capital needs and general corporate purposes. Bank of America, N.A. served as the lead arranger in the facility and Wells Fargo Bank, N.A. also participated in the new facility. The facility provides for ongoing working capital needs and general corporate purposes. In May 2013, we increased our credit facility and extended the maturity.  At June 30, 2013, we were authorized to borrow up to $200.0 million under this credit facility, which expires May 2018. The applicable interest rate under this agreement is based on either a base rate equal to Bank of America, N.A.'s prime rate or LIBOR plus an applicable margin between 0.75% and 1.375% that is adjusted quarterly based on our lease adjusted total debt to EBITDAR ratio. At June 30, 2013, the credit facility had an outstanding balance of $74.3 million and $0.7 million utilized for letters of credit. The facility is collateralized by the assets of all the U.S. and Canadian subsidiaries of the Company. We are obligated to comply with certain financial covenants under our credit agreement and we were in compliance with these covenants at June 30, 2013.

Contractual Obligations and Commitments

As of June 30, 2013, our bank loans, capitalized leases, operating leases, other debts, and future commitments have stated maturities or minimum annual payments as follows:

	Cash Requirements as of June 30, 2013 (in thousands) Payments Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years

Operating leases	$26,273	$6,588	$10,190	$5,080	$4,415
Lease residual value guarantees	22,611	---	12,666	---	9,945
Capital lease obligations(1)	229,251	29,275	96,208	35,755	68,013

Sub-total	278,135	35,863	119,064	40,835	82,373

Future purchase of revenue equipment	10,896	1,012	2,024	2,023	5,837
Employment and consulting agreements(2)	735	735	---	---	---
Standby letters of credit	707	707	---	---	---

Total contractual and cash obligations	$290,473	$38,317	$121,088	$42,858	$88,210

(1)	Includes interest.
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

The engines used in our tractors are subject to emissions control regulations, which have substantially increased our operating expenses since additional and more stringent regulation began in 2002.  As of June 30, 2013, our tractor fleet has engines compliant with stricter regulations regarding emissions that became effective in 2010. Compliance with such regulations and newly proposed emission regulations is expected to increase the cost of new tractors and could impair equipment productivity, lower fuel mileage, and increase our operating expenses. These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations as the regulations impact our business through new tractor purchases.

Fluctuations in the price or availability of fuel, as well as hedging activities, surcharge collection, the percentage of freight we obtain through brokers, and the volume and terms of diesel fuel purchase commitments may increase our costs of operation, which could materially and adversely affect our profitability.  We impose fuel surcharges on substantially all accounts. These arrangements may not fully protect us from fuel price increases and also may result in us not receiving the full benefit of any fuel price decreases. As of June 30, 2013, we had up to 4% of our estimated fuel purchases hedged through December 2013. With the use of these hedges and any additional future hedges, we may be forced to make cash payments under the hedging arrangements. Based on current market conditions, we have decided to limit our hedging and purchase commitments, but we continue to evaluate such measures. The absence of meaningful fuel price protection through these measures could adversely affect our profitability and results of operation.

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

Depreciation of Property and Equipment. We depreciate our property and equipment using the straight-line method over the estimated useful life of the asset. We generally use estimated useful lives of 3 to 7 years for new tractors and trailers, and estimated salvage values for new tractors and trailers generally range from 35% to 50% of the capitalized cost. Gains and losses on the disposal of revenue equipment are included in depreciation expense in our statements of operations.

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

Recent Accounting Pronouncements
In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (ASC Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"), which amends current comprehensive income guidance.  The Company will be required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required that provide additional detail about those amounts. The amendment is effective prospectively for public entities in fiscal years, and interim periods within those years, beginning after December 15, 2012. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

Item 7A.                 Quantitative and Qualitative Disclosures About Market Risk

We experience various market risks, including changes in interest rates, foreign currency exchange rates, and fuel prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes, nor when there are no underlying related exposures.

Interest Rate Risk. We are exposed to interest rate risk principally from our credit facility.  The credit facility carries a maximum variable interest rate based on either a base rate equal to the greater of the Bank of America, N.A.'s prime rate or LIBOR plus an applicable margin between 0.75% and 1.375% that is adjusted quarterly based on the Company's lease adjusted total debt to EBITDAR ratio. At June 30, 2013, we had an outstanding balance of $74.3 million related to our credit facility and $0.7 million utilized for letters of credit. A hypothetical 10% increase in the bank's base rate and LIBOR would be immaterial to our net income.

Foreign Currency Exchange Rate Risk. We are subject to foreign currency exchange rate risk, specifically in connection with our Canadian operations. While virtually all of the expenses associated with our Canadian operations, such as independent contractor costs, company driver compensation, and administrative costs, are paid in Canadian dollars, a significant portion of our revenue generated from those operations is billed in U.S. dollars because many of our customers are U.S. shippers transporting goods to or from Canada. As a result, increases in the Canadian dollar exchange rate could adversely affect the profitability of our Canadian operations. Assuming revenue and expenses for our Canadian operations identical to the year ended June 30, 2013 (both in terms of amount and currency mix), we estimate that a $0.01 increase in the Canadian dollar exchange rate would reduce our annual net income by approximately $170,000.  At June 30, 2013, we had outstanding foreign exchange derivative contracts in notional amounts of $2.1 million with a fair value of these contracts approximately $0.1 million less than the original contract value. Derivative gains/(losses), initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.

While virtually all of the expenses associated with our Mexican operations, such as independent contractor costs, company driver compensation, and administrative costs, are paid in Mexican pesos, a significant portion of our revenue generated from those operations is billed in U.S. dollars because many of our customers are U.S. shippers transporting goods to or from Mexico. As a result, a decrease in the value of the Mexican peso could adversely affect our consolidated results of operations. Assuming revenue and expenses for our Mexican operations identical to the year ended June 30, 2013 (both in terms of amount and currency mix), we estimate that a $0.01 decrease in the Mexican peso exchange rate would reduce our annual net income by approximately $220,000. We currently do not have any customer contracts outstanding payable in Mexican pesos.

Commodity Price Risk. Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability. Fuel is subject to economic, political, and market factors that are outside of our control. Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through the collection of fuel surcharges. However, fuel surcharges do not always fully offset increases in fuel prices. In addition, from time-to-time we may enter into derivative financial instruments to reduce our exposure to fuel price fluctuations. As of June 30, 2013, we had up to 4% of our estimated fuel purchases hedged through December 2013. Based on our expected fuel consumption for 2014, a 10% change in the related price of heating oil or diesel per gallon would not have a material financial impact, assuming no further changes to our fuel hedging program or our fuel surcharge recovery.

Item 8.                 Financial Statements and Supplementary Data

The following statements are filed with this report:

Report of Independent Registered Public Accounting Firm;
Consolidated Statements of Operations;
Consolidated Statements of Comprehensive Income;
Consolidated Balance Sheets;
Consolidated Statements of Cash Flows;
Consolidated Statements of Stockholders' Equity; and
Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Celadon Group, Inc.:

We have audited the accompanying consolidated balance sheets of Celadon Group, Inc. and subsidiaries (the "Company") as of June 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders' equity for each of the years in the three-year period ended June 30, 2013. In connection with our audits of the consolidated financial statements, we have also audited the financial statement Schedule II. We also have audited the Company's internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celadon Group, Inc. and subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, Celadon Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Indianapolis, Indiana
September 12, 2013

CELADON GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended June 30, 2013, 2012, and 2011
(Dollars and shares in thousands, except per share amounts)

	2013	2012	2011
Revenue:
Freight revenue	$489,035	$475,116	$467,002
Fuel surcharges	124,613	123,836	101,247
Total revenue	613,648	598,952	568,249

Operating expenses:
Salaries, wages, and employee benefits	165,485	158,948	150,156
Fuel	143,807	156,207	138,470
Purchased transportation	125,741	108,866	106,676
Revenue equipment rentals	6,973	5,986	1,559
Operations and maintenance	32,669	39,189	41,108
Insurance and claims	15,251	13,899	18,239
Depreciation and amortization	50,767	47,214	56,979
Cost of products and services sold	---	---	3,537
Communications and utilities	5,408	4,292	4,157
Operating taxes and licenses	10,451	10,308	9,854
General and other operating	8,424	7,284	6,728
Total operating expenses	564,976	552,193	537,463

Operating income	48,672	46,759	30,786

Other (income) expense:
Interest expense	4,931	5,684	8,210
Interest income	---	(56)	(63)
Income from sale of majority interest in subsidiary	---	---	(4,142)
Other income, net	(994)	(412)	(643)
Income before income taxes	44,735	41,543	27,424
Provision for income taxes	17,471	16,007	12,162
Net income	$27,264	$25,536	$15,262

Earnings per common share:
Diluted earnings per share	$1.17	$1.12	$0.67
Basic earnings per share	$1.20	$1.15	$0.69
Weighted average shares outstanding:
Diluted	23,393	22,872	22,632
Basic	22,641	22,264	22,099

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended June 30, 2013, 2012, and 2011
(Dollars in thousands)

	2013	2012	2011

Net Income	$27,264	$25,536	$15,262
Other comprehensive income (loss):
Unrealized gain (loss) on fuel derivative instruments, net of tax	104	(446)	386
Unrealized gain (loss) on currency derivative instruments, net of tax	(78)	(96)	297
Foreign currency translation adjustments	(324)	(3,469)	2,192
Total other comprehensive income (loss)	(298)	(4,011)	2,875
Comprehensive income	$26,966	$21,525	$18,137

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2013 and 2012
(Dollars and shares in thousands except par value amounts)

ASSETS	2013	2012

Current assets:
Cash and cash equivalents	$1,315	$33,646
Trade receivables, net of allowance for doubtful accounts of $919 and $1,007 in 2013 and 2012, respectively	77,623	67,615
Prepaid expenses and other current assets	13,434	10,910
Tires in service	1,245	1,805
Equipment held for resale	9,923	7,908
Income tax receivable	9,506	---
Deferred income taxes	4,342	4,160
Total current assets	117,388	126,044
Property and equipment	612,236	483,327
Less accumulated depreciation and amortization	115,366	112,871
Net property and equipment	496,870	370,456
Tires in service	1,785	2,487
Goodwill	17,730	16,702
Investment in joint venture	4,604	3,491
Other assets	2,785	1,531
Total assets	$641,162	$520,711

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$10,401	$7,734
Accrued salaries and benefits	11,197	13,854
Accrued insurance and claims	10,092	10,138
Accrued fuel expense	7,461	4,896
Other accrued expenses	20,070	19,044
Income taxes payable	---	1,483
Current maturities of capital lease obligations	25,669	45,135
Total current liabilities	84,890	102,284
Capital lease obligations, net of current maturities	190,625	185,436
Long-term debt	78,137	---
Deferred income taxes	61,821	38,210
Stockholders' equity:
Common stock, $0.033 par value, authorized 40,000 shares; issued and outstanding 23,887 and 23,984 shares at June 30, 2013 and 2012, respectively	788	791
Treasury stock at cost; 696 and 1,155 shares at June 30, 2013 and 2012, respectively	(4,811)	(7,966)
Additional paid-in capital	103,749	101,154
Retained earnings	131,224	105,765
Accumulated other comprehensive loss	(5,261)	(4,963)
Total stockholders' equity	225,689	194,781
Total liabilities and stockholders' equity	$641,162	$520,711

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30, 2013, 2012, and 2011
(Dollars in thousands)
	2013	2012	2011

Cash flows from operating activities:
Net income	$27,264	$25,536	$15,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,812	55,777	58,304
(Gain) / loss on sale of equipment	(6,813)	(8,221)	(1,149)
Deferred income taxes	20,537	6,627	(1,053)
Provision for doubtful accounts	(1)	10	196
Stock based compensation expense	3,850	2,483	2,382
Gain from sale of majority interest in subsidiary	---	---	(4,142)
Changes in assets and liabilities:
Trade receivables	(2,129)	(3,124)	(3,141)
Income tax receivable and payable	(11,124)	(410)	(1,077)
Tires in service	2,016	5,205	(2,634)
Prepaid expenses and other current assets	(1,058)	2,631	(1,007)
Other assets	(1,200)	(910)	(440)
Accounts payable and accrued expenses	(2,445)	(8,510)	8,583
Net cash provided by operating activities	86,709	77,094	70,084
Cash flows from investing activities:
Purchase of property and equipment	(169,511)	(95,457)	(32,152)
Proceeds on sale of property and equipment	105,444	155,528	47,689
Proceeds from sale of majority interest in subsidiary	---	---	5,000
Purchase of available for sale securities	---	(4,661)	---
Sale of securities	---	4,922	---
Purchase of businesses, net of cash acquired	(39,484)	(41,856)	---
Net cash provided by (used in) investing activities	(103,551)	18,476	20,537
Cash flows from financing activities:
Proceeds from issuance of common stock	1,892	548	521
Borrowings on long-term debt	388,009	256,667	75,340
Payments on long-term debt	(333,539)	(256,667)	(75,720)
Dividends paid	(1,805)	(1,337)	---
Principal payments on capital lease obligations	(70,066)	(86,115)	(86,690)
Net cash used in financing activities	(15,509)	(86,904)	(86,549)
Effect of exchange rates on cash and cash equivalents	20	(693)	340
Increase (decrease) in cash and cash equivalents	(32,331)	7,973	4,412
Cash and cash equivalents at beginning of year	33,646	25,673	21,261
Cash and cash equivalents at end of year	$1,315	$33,646	$25,673
Supplemental disclosure of cash flow information:
Interest paid	$4,927	$5,683	$8,219
Income taxes paid	$8,752	$10,692	$14,670
Obligations incurred under capital lease	$55,789	$168,983	$30,289

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended June 30, 2013, 2012, and 2011
(Dollars in thousands, except share amounts)

	Common Stock No. of Shares Outstanding	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity

Balance at June 30, 2010	22,267,021	$788	$98,640	$(11,064)	$66,303	$(3,826)	$150,841

Net income	---	---	---	---	15,262	---	15,262
Other comprehensive income (loss)	---	---	---	---	1	2,874	2,875
Comprehensive income	---	---	---	---	15,263	2,874	18,137
Treasury stock issued	---	---	(1,013)	993	---	---	(20)
Restricted stock and options expense	159,083	---	2,402	---	---	---	2,402
Exercise of incentive stock options	96,133	---	(123)	663	---	---	540
Balance at June 30, 2011	22,522,237	$788	$99,906	$(9,408)	$81,566	$(952)	$171,900

Net income	---	---	---	---	25,536	---	25,536
Other comprehensive income (loss)	---	---	---	---	---	(4,011)	(4,011)
Comprehensive income					25,536	(4,011)	21,525
Treasury stock issued	---	---	(1,047)	1,048	---	---	1
Restricted stock and options expense	249,840	3	2,141	---	---	---	2,144
Dividends paid	---	---	---	---	(1,337)	---	(1,337)
Exercise of incentive stock options	57,233	---	154	394	---	---	548
Balance at June 30, 2012	22,829,310	$791	$101,154	$(7,966)	$105,765	$(4,963)	$194,781

Net income	---	---	---	---	27,264	---	27,264
Other comprehensive income (loss)	---	---	---	---	---	(298)	(298)
Comprehensive income					27,264	(298)	26,966
Treasury stock issued	---	---	(1,792)	1,801	---	---	9
Restricted stock and options expense	164,851	(3)	3,849	---	---	---	3,846
Dividends paid	---	---	---	---	(1,805)	---	(1,805)
Exercise of incentive stock options	196,575	---	538	1,354	---	---	1,892
Balance at June 30, 2013	23,190,736	$788	$103,749	$(4,811)	$131,224	$(5,261)	$225,689

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013, 2012 and 2011

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade receivables. The Company performs ongoing credit evaluations of its customers and does not require collateral for its accounts receivable. The Company maintains reserves which management believes are adequate to provide for potential credit losses. Uncollectible accounts receivable are written off against the reserves. Concentrations of credit risk with respect to trade receivables are generally limited due to the Company's large number of customers and the diverse range of industries which they represent. Accounts receivable balances due from any single customer did not total more than 5% of the Company's gross trade receivables at June 30, 2013.

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

Depreciation of property and equipment and amortization of assets under capital leases are computed using the straight-line method and are based on the lesser of the life of the lease or the estimated useful lives of the related assets (net of salvage value) as follows:

Revenue and service equipment	3-7 years
Furniture and office equipment	4-5 years
Buildings	20 years
Leasehold improvements	Lesser of life of lease (including expected renewals) or useful life of improvement

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

Equipment held for resale

Equipment held for resale is recorded at the lower of carrying value and fair market value less costs to sell.  The Company also ceases the depreciation on these assets.

Tires in Service

Replacement tires on tractors and trailers are included in tires in service and are amortized over 18 to 36 months.

Goodwill

The consolidated balance sheets at June 30, 2013 and 2012 included goodwill of acquired businesses of approximately $17.7 million and $16.7 million respectively. Under ASC Topic 350-20 Intangibles – Goodwill and Other, goodwill is not amortized but is tested for impairment annually (or more often, if an event or circumstance indicates that an impairment loss has been incurred). On April 1, 2013, we completed our most recent qualitative annual impairment test (under ASU 2010-28) for the fiscal year and concluded that there was no indication of impairment.

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

Advertising

Advertising costs are expensed as incurred by the Company. Advertising expense primarily consists of recruiting for new drivers.  Advertising expenses for fiscal 2013, 2012, and 2011 were $2.9 million, $2.2 million, and $1.7 million, respectively, and are included in salaries, wages, and employee benefits and other operating expenses in the consolidated statements of operations.

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

The Company follows ASC Topic 740-10-25 Income Taxes, in accounting for uncertainty in income taxes.  ASC 740-10-25 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company recognizes the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.

Accounting for Derivatives

The Company has derivative financial instruments in place to reduce exposure to fuel price fluctuations and currency exposure for Canadian Dollars and Mexican Pesos.  Derivative gains/(losses), initially reported as a component of other comprehensive income with an offset to accrued liabilities or other assets, are reclassified to earnings in the period when the forecasted transaction affects earnings.  ASC Topic 815, Derivatives and Hedging, requires that all derivative instruments be recorded on the balance sheet at their respective fair values.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (ASC Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"), which amends current comprehensive income guidance.  The Company will be required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required that provide additional detail about those amounts. The amendment is effective prospectively for public entities in fiscal years, and interim periods within those years, beginning after December 15, 2012. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

(2)	PROPERTY, EQUIPMENT, AND LEASES

Property and equipment consists of the following (in thousands):
	2013	2012
Revenue equipment owned	$302,052	$171,211
Revenue equipment under capital leases	249,703	268,052
Furniture and office equipment	9,083	5,393
Land and buildings	46,377	34,089
Service equipment	1,125	956
Leasehold improvements	3,896	3,626
	$612,236	$483,327

Included in accumulated depreciation was $34.2 million and $38.7 million in 2013 and 2012, respectively, related to revenue equipment under capital leases. Depreciation and amortization expense relating to property and equipment owned and revenue equipment under capital leases, including gains on disposition of equipment, was $50.8 million in fiscal 2013, $47.2 million in fiscal 2012, and $57.0 million in fiscal 2011.

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

Assets held under operating leases are not recorded on the Company's balance sheet. The Company leases revenue and service equipment under non-cancellable operating leases expiring at various dates through February 2019.

The Company leases warehouse and office space under non-cancellable operating leases expiring at various dates through July 2017. Certain real estate leases contain renewal options.

Total rental expense under operating leases was as follows for 2013, 2012, and 2011 (in thousands):

	2013	2012	2011
Revenue and service equipment	$6,973	$5,986	$1,559
Office facilities and terminals	2,386	2,185	3,054
	$9,359	$8,171	$4,613

Future minimum lease payments relating to capital leases and to operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

Year ended June 30,	Capital Leases	Operating Leases
2014	$29,275	$6,588
2015	73,603	20,301
2016	22,605	2,555
2017	12,870	2,540
2018	22,885	2,540
Thereafter	68,013	14,360
Total minimum lease payments	$229,251	$48,884
Less amounts representing interest	12,957
Present value of minimum lease payments	$216,294
Less current maturities	25,669
Non-current portion	$190,625

The Company is obligated for lease residual value guarantees of $26.3 million, with $6.6 million due in fiscal 2014. The guarantees are included in the future minimum lease payments above. To the extent the expected value at lease termination date is lower than the residual value guarantee; we would accrue for the difference over the remaining lease term.  As of June 2013, the Company believes the expected value at lease termination date is greater than the residual value guarantee.

Long-Term Debt

The Company had long term debt of $3.8 million at June 30, 2013 related to the Hyndman acquisition.  The fair value of the debt remaining as of June 30, 2013 was substantially the same as the book value.  Long term debt includes revenue equipment installment notes with an average interest rate of 3.75 percent at June 30, 2013 due in monthly installments with final maturities at various dates ranging from August 2018 to June 2019.

Lines of Credit

In December 2010, we entered into a new $50 million five-year revolving credit facility agented by Bank of America, N.A. The facility refinanced our previous credit facility and provides for ongoing working capital needs and general corporate purposes. Bank of America, N.A. served as the lead arranger in the facility and Wells Fargo Bank, N.A. also participated in the new facility. The facility provides for ongoing working capital needs and general corporate purposes. In May 2013, we increased our credit facility and extended the maturity.  At June 30, 2013, we were authorized to borrow up to $200.0 million under this credit facility, which expires May 2018. The applicable interest rate under this agreement is based on either a base rate equal to Bank of America, N.A.'s prime rate or LIBOR plus an applicable margin between 0.75% and 1.375% that is adjusted quarterly based on our lease adjusted total debt to EBITDAR ratio. At June 30, 2013, the credit facility had an outstanding balance of $74.3 million and $0.7 million utilized for letters of credit. The facility is collateralized by the assets of all the U.S. and Canadian subsidiaries of the Company. We are obligated to comply with certain financial covenants under our credit agreement and we were in compliance with these covenants at June 30, 2013.

(4)           EMPLOYEE BENEFIT PLANS

401(k) Profit Sharing Plan

The Company has a 401(k) profit sharing plan, which permits U.S. employees of the Company to contribute up to 50% of their annual compensation, up to certain Internal Revenue Service limits, on a pretax basis. The contributions made by each employee are fully vested immediately and are not subject to forfeiture. The Company makes a discretionary matching contribution of up to 50% of the employee's contribution up to 5% of their annual compensation. Employees vest in the Company's contribution to the plan at the rate of 20% per year from the date of employment anniversary. Contributions made by the Company during fiscal 2013, 2012, and 2011 amounted to $202,000, $128,000, and $109,000, respectively.

(5)	STOCK PLANS

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based upon a grant-date fair value of an award.

In January 2006, stockholders approved the 2006 Omnibus Incentive Plan ("2006 Plan") that provides various vehicles to compensate the Company's key employees. The 2006 Plan utilizes such vehicles as stock options, restricted stock grants, and stock appreciation rights ("SARs"). The 2006 Plan authorized the Company to grant 1,687,500 shares. In November 2008, an additional 1,000,000 shares were authorized under an amendment to the 2006 Plan.  In fiscal 2013, the Company granted restricted stock grants covering 189,413 shares.  In fiscal 2012, the Company granted restricted stock grants covering 252,593 shares. In fiscal 2011, the Company granted stock options covering 87,500 shares and restricted stock grants covering 187,417 shares.  The Company is authorized to grant an additional 69,913 shares.

The total compensation cost that has been recorded for such stock-based awards was an expense of $3.9 million in fiscal 2013, $2.4 million in fiscal 2012, and $2.3 million in fiscal 2011. The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was $1.9 million in fiscal 2013, $1.5 million in fiscal 2012, and $1.4 million in fiscal 2011.

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

A summary of the activity of the Company's stock option plans as of June 30, 2013, 2012, and 2011 and changes during the period then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at June 30, 2010	1,506,967	$9.91	6.65	$6,375,489
Granted	87,500	$14.42
Forfeited or expired	(52,751)	$9.62
Exercised	(109,633)	$4.74
Outstanding at June 30, 2011	1,432,083	$10.60	6.06	$4,866,334
Granted	---	---
Forfeited or expired	(12,560)	$11.21
Exercised	(57,233)	$9.58
Outstanding at June 30, 2012	1,362,290	$10.63	5.1	$7,829,713
Granted	---	---
Forfeited or expired	(17,925)	$13.77
Exercised	(195,575)	$9.57
Outstanding at June 30, 2013	1,148,790	$10.76	4.1	$8,606,841
Exercisable at June 30, 2013	1,062,790	$10.69	3.9	$8,033,826

The total intrinsic value of options exercised during fiscal 2013, 2012, and 2011 was $2.0 million, $0.3 million, and $1.0 million, respectively.

As of June 30, 2013, we had $0.3 million of total unrecognized compensation expense related to stock options that is expected to be amortized over a remaining 1.8 years and a weighted average period of 0.7 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	2013	2012	2011
Weighted-average grant date fair value	---	---	$7.83
Dividend yield	---	---	0
Expected volatility	---	---	59.5%
Risk-free interest rate	---	---	1.53%
Expected lives	---	---	5.7 years

Expected volatility is based upon the historical volatility of the Company's stock. The risk-free rate is based upon the U.S. Treasury yield curve in effect at the time of grant. Expected lives are based upon the historical experience of the Company.

Restricted Shares

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at June 30, 2010	340,692	$10.80
Granted	187,417	$13.93
Forfeited	(42,084)	$10.42
Vested	(130,395)	$11.40
Unvested at June 30, 2011	355,630	$12.27
Granted	252,593	$12.60
Forfeited	(2,753)	$11.44
Vested	(152,045)	$12.09
Unvested at June 30, 2012	453,425	$12.36
Granted	189,413	$18.58
Forfeited	(24,437)	$11.33
Vested	(262,438)	$12.64
Unvested at June 30, 2013	355,963	$15.75

Restricted shares granted to employees have been granted subject to achievement of certain time-based targets and vest 25% each year, commencing with the first anniversary of the grant date.

As of June 30, 2013, we had $4.6 million of total unrecognized compensation expense related to restricted stock that is expected to be recognized over the remaining weighted average period of approximately 2.7 years.

Stock Appreciation Rights

We had no outstanding stock appreciation rights as of June 30, 2013 and 142,593 outstanding stock appreciation rights as of June 30, 2012.  These stock appreciation rights were granted at fair value market price of $8.64 based on the closing market price on the date of the grant and are marked to market at the end of each quarter.  All stock rights vested and were paid out in the December 2012 quarter.

(6)	STOCK REPURCHASE PROGRAMS

On October 24, 2007, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company purchased 2,000,000 shares of the Company's common stock in open market transactions at an aggregate cost of approximately $13.8 million. We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under stock option plans.  We account for treasury stock using the cost method.  At June 30, 2013, 696,198 shares remained in treasury stock.

On August 25, 2010, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company is authorized to repurchase up to 2,000,000 shares of our common stock. The Company has not repurchased any shares of the Company's common stock under this program.

(7)           EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators used in computing earnings per share (in thousands except per share amounts):

	2013	2012	2011

Net income	$27,264	$25,536	$15,262
Basic earnings per share:
Weighted - average number of common shares outstanding	22,641	22,264	22,099
Basic earnings per share	$1.20	$1.15	$0.69
Diluted earnings per share:
Weighted - average number of common shares outstanding	22,641	22,264	22,099
Effect of stock options and other incremental shares	752	608	533
Weighted-average number of common shares outstanding – diluted	23,393	22,872	22,632
Diluted earnings per share	$1.17	$1.12	$0.67

The Company has 39,150 options in fiscal 2013, 90,500 options in fiscal 2012, and 293,000 options in fiscal 2011 that could potentially dilute basic earnings per share that were excluded from the EPS calculation as they are anti-dilutive in the current year.

(8)	COMMITMENTS AND CONTINGENCIES

The Company has outstanding commitments to purchase approximately $10.9 million of revenue equipment at June 30, 2013.

Standby letters of credit, not reflected in the accompanying consolidated financial statements, aggregated approximately $0.7 million at June 30, 2013.  In addition, at June 30, 2013, 500,000 treasury shares were held in a trust as collateral for self-insurance reserves.

The Company has an employment agreement with the Chairman of the Board providing for minimum combined annual compensation of $735,000 in fiscal 2014.

(9)	INCOME TAXES

The income tax provision for operations in fiscal 2013, 2012, and 2011, consisted of the following (in thousands):

	2013	2012	2011
Current:
Federal	$(3,127)	$7,285	$10,612
State and local	(2,110)	220	1,628
Foreign	2,180	1,900	1,292
Total Current	(3,057)	9,405	13,532
Deferred:
Federal	16,122	5,950	(1,036)
State and local	3,145	659	(160)
Foreign	1,261	(7)	(174)
Total Deferred	20,528	6,602	(1,370)
Total	$17,471	$16,007	$12,162

 No benefit or expense has been recognized for U.S. federal income taxes on undistributed earnings of foreign subsidiaries of approximately $4.3 million, $2.4 million, and ($0.1) million at June 30, 2013, 2012, and 2011, respectively.  This exception is allowable under ASC 740-30-50-2.

The Company's income tax expense varies from the statutory federal tax rate of 35% applied to income before income taxes as follows (in thousands):

	2013	2012	2011

Computed "expected" income tax expense	$15,484	$14,540	$9,599
State taxes, net of federal benefit	676	571	964
Non-deductible expenses	383	1,092	1,169
Other, net	928	(196)	430
Actual income tax expense	$17,471	$16,007	$12,162

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2013 and 2012 consisted of the following (in thousands):

	2013	2012
Deferred tax assets:
Deferred equity compensation	$1,988	$2,638
Insurance reserves	3,741	3,814
Other	1,508	1,399
Total deferred tax assets	$7,237	$7,851

Deferred tax liabilities:
Property and equipment	$(58,513)	$(35,856)
Goodwill	(5,204)	(4,885)
Other	(999)	(1,160)
Total deferred tax liabilities	$(64,716)	$(41,901)

Net current deferred tax assets	$4,342	$4,160
Net non-current deferred tax liabilities	(61,821)	(38,210)
Total net deferred tax liabilities	$(57,479)	$(34,050)

As of June 30, 2013, the Company had operating loss carry-forwards for income tax purposes of $2.9 million, which have expiration dates of 2029 and after.

The Company follows ASC Topic 740-10-25 Income Taxes in accounting for uncertainty in income taxes.  Topic 740-10-25 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As of June 30, 2013, the Company recorded a $0.5 million liability for unrecognized tax benefits, a portion of which represents penalties and interest.

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

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013, 2012 and 2011

	Fiscal Year Ended
	June 30,
	(Dollars in thousands)
	2013	2012	2011

Total revenues
Asset-based	$569,688	$556,770	$527,586
Asset-light	43,960	42,182	40,663
	613,648	598,952	568,249
Operating income
Asset-based	45,190	43,723	28,044
Asset-light	3,482	3,036	2,742
	48,672	46,759	30,786
Depreciation and amortization
Asset-based	50,767	47,214	56,971
Asset-light	---	---	8
	50,767	47,214	56,979
Interest income
Asset-based	---	(56)	(63)

Interest expense
Asset-based	4,931	5,684	8,210

Income before taxes
Asset-based	40,259	38,085	20,278
Asset-light	4,476	3,458	7,146
	44,735	41,543	27,424
Goodwill
Asset-based	16,362	15,334	15,334
Asset-light	1,368	1,368	1,368
	17,730	16,702	16,702
Total assets
Asset-based	635,968	516,106	411,167
Asset-light	5,194	4,605	5,499
	641,162	520,711	416,666

Information as to the Company's operations by geographic area is summarized below (in thousands). The Company allocates total revenue based on the country of origin of the tractor hauling the freight.

	2013	2012	2011
Total revenue:
United States	$534,463	$520,951	$496,353
Canada	48,667	46,698	41,943
Mexico	30,518	31,303	29,953
Total	$613,648	$598,952	$568,249

Long lived assets:
United States	$479,852	$371,967	$274,868
Canada	30,094	9,698	12,957
Mexico	13,828	13,002	13,508
Total	$523,774	$394,667	$301,333

No customer accounted for more than 10% of the Company's total revenue during its three most recent fiscal years.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013, 2012 and 2011

(11)           FAIR VALUE MEASUREMENTS

ASC 820-10 Fair Value Measurement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard establishes a three-level hierarchy for fair value measurements based upon the significant inputs used to determine fair value. Observable inputs are those which are obtained from market participants external to the Company while unobservable inputs are generally developed internally, utilizing management's estimates assumptions, and specific knowledge of the nature of the assets or liabilities and related markets. The three levels are defined as follows:

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

Level 3 – Unobservable inputs, only used to the extent that observable inputs are not available, reflect the Company's assumptions about the pricing of an asset or liability (dollar amounts below in thousands)

			Level 1		Level 2		Level 3
	Balance at June 30, 2013	Balance at June 30, 2012	Balance at June 30, 2013	Balance at June 30, 2012	Balance at June 30, 2013	Balance at June 30, 2012	Balance at June 30, 2013	Balance at June 30, 2012

Foreign currency derivatives	$(70)	$8	---	---	$(67)	$8	---	---

Fuel derivatives	45	(59)	---	---	42	(59)	---	---

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

As of June 30, 2013, the Company had entered into future contracts pertaining to 756,000 gallons in heating oil through December 2013 (on average 126,000 gallons per month). Under these contracts, we pay a fixed rate per gallon of heating oil and receive the monthly average price of New York heating oil per the NYMEX. The Company has done retrospective and prospective regression analyses that showed the changes in the prices of diesel fuel and heating oil were deemed to be highly effective based on the relevant authoritative guidance.  Accordingly, we have designated the respective hedges as cash flow hedges.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly.  If our analysis shows that the derivatives are not highly effective as hedges, we will discontinue hedge accounting for the period and prospectively recognize changes in the fair value of the derivative being recognized through earnings.  As a result of our effectiveness assessment at inception and at June 30, 2013, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

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

Based on the amounts in accumulated other comprehensive income as of June 30, 2013 and the expected timing of the purchases of the diesel hedged, we expect to reclassify $0.1 million of gain on derivative instruments from accumulated other comprehensive income to the statement of operations, as an offset to fuel expense, during the next three months due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

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

(13)           DISPOSITION OF MAJORITY INTEREST IN SUBSIDIARY

In February 2011, the Company entered into a joint venture, whereby the Company sold a 65% majority interest, in its TruckersB2B subsidiary to an unrelated third party.  TruckersB2B will continue normal daily operations with an expanding sales and marketing team to develop growth.  TruckersB2B is controlled by a five person executive committee, of which the Company has two committee seats.  In conjunction with the transaction, the Company recognized a pre-tax gain of $4.1 million and de-consolidated the subsidiary.

(14)           SELECTED QUARTERLY DATA (Unaudited)

Summarized quarterly data for fiscal 2013 and 2012 follows (in thousands except per share amounts):

	Fiscal Year 2013
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

Total revenues	$153,297	$148,112	$149,638	$162,601
Operating expenses	138,158	135,521	141,602	149,695

Operating income	15,139	12,591	8,036	12,906
Other expense, net	1,528	856	680	873

Income before taxes	13,611	11,735	7,356	12,033
Income tax expense	5,349	4,355	2,978	4,789

Net income	$8,262	$7,380	$4,378	$7,244

Basic income per share	$0.37	$0.33	$0.19	$0.31
Diluted income per share	$0.36	$0.32	$0.19	$0.30

	Fiscal Year 2012
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

Total revenues	$143,960	$144,200	$153,309	$157,483
Operating expenses	133,552	134,387	142,706	141,548

Operating income	10,408	9,813	10,603	15,935
Other expense, net	1,088	1,269	1,179	1,680

Income before taxes	9,320	8,544	9,424	14,255
Income tax expense	3,862	3,089	3,766	5,290

Net income	$5,458	$5,455	$5,658	$8,965

Basic income per share	$0.25	$0.25	$0.25	$0.40
Diluted income per share	$0.24	$0.24	$0.25	$0.39

(15)           ACQUISITIONS

Acquisitions for the year ended June 30, 2013

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

On December 31, 2012, we acquired the stock of Rock Leasing, Inc. ("Rock") in Warren, IN for $4.1 million.  Through acquiring the stock we acquired trade receivables of $1.5 million, property and equipment of $3.1 million, intangible assets of $1.4 million, and cash and other assets of $0.7 million offset by approximately $2.6 million of various liabilities.  The property and equipment includes tractors and trailers that we intend to continue to utilize. We also purchased additional land and warehouse assets separately held for $0.8 million.  In a separate transaction we acquired the office and approximately 150,000 square feet of warehouse space in Warren, IN.  We used borrowings under our existing line of credit to fund the purchase price.  The purposes of the acquisition were to offer employment opportunities to Rock drivers, and continue dry-van, temperature controlled, and warehouse services for the Rock customers.

On April 1, 2013, we acquired certain assets and assumed certain liabilities of Freight Systems, Inc. ("FSI") in Little Rock, AR for $2.6 million.  We acquired trade receivables of $1.2 million, property and equipment of $13.8 million, cash and other assets of $0.9 million offset by $12.8 million in debt and $0.5 million of various liabilities.  The property and equipment includes tractors and trailers that we intend to operate in the short term. We used borrowings under our existing line of credit to fund the purchase price.  The purposes of the acquisition were to offer employment opportunities to FSI drivers and continue dry-van services for the FSI customers.

On May 15, 2013, we acquired the stock of Hyndman Holdings, Inc. ("Hyndman") in Wroxeter, ON Canada for $6.3 million.  Through acquiring the stock we acquired trade receivables of $5.3 million, property and equipment of $14.9 million, intangible assets of $0.3 million, other assets of $0.8 million, debt of $9.6 million and $5.4 million of various liabilities.  The property and equipment includes tractors and trailers that we intend to operate in the short term. We used borrowings under our existing line of credit to fund the purchase price.  The purposes of the acquisition were to offer employment opportunities to Hyndman drivers, and continue dry-van services for the Hyndman customers.

Acquisitions for the year ended June 30, 2012

On October 19, 2011, the Company acquired certain assets of American Eagle, the non-refrigerated division of Frozen Food Express Industries, Inc.  (“FFE”). We acquired 229 tractors and 435 trailers which were recorded at their estimated fair value of $14.0 million, of which $3.6 million remains in assets held for sale. The purposes for the acquisition are to acquire equipment to dispose of for our Quality Leasing and Sales division, to offer employment opportunities to former FFE drivers, and to evaluate freight transportation opportunities from FFE customers.

On December 15, 2011, the Company acquired certain assets of USF Glen Moore, Inc. (“Glen Moore”). We acquired Glen Moore’s truckload business assets and their terminal in Carlisle, PA. The terminal was recorded at its estimated fair value of approximately $2.4 million, which included administrative offices and a maintenance shop. Acquired revenue equipment of 557 tractors and 1,151 trailers was recorded at its estimated fair value of $16.2 million, of which $3.7 million remains in assets held for sale. The purposes for the acquisition are to acquire equipment to dispose of for our Quality Leasing and Sales division, secure a terminal facility to operate from in the northeastern United States, to offer employment opportunities to former Glen Moore drivers, and to evaluate freight transportation opportunities from Glen Moore customers.

On February 27, 2012, the Company acquired certain assets of Teton Transportation, Inc. (“Teton”). We acquired Teton’s truckload business assets and are in the process of purchasing their terminal in Knoxville, TN. The terminal included administrative offices and a maintenance shop. Acquired revenue equipment of 181 tractors and 307 trailers was recorded at its estimated fair value, of $5.6 million, of which $3.3 million remains in assets held for sale. The purposes for the acquisition are to acquire equipment to dispose of for our Quality Leasing and Sales division, secure a terminal facility to operate from in the southeastern United States, to offer employment opportunities to former Teton drivers, and to evaluate freight transportation opportunities from Teton customers.

(16)           GOODWILL AND OTHER INTANGIBLE ASSETS

The acquired intangible assets relate to customer relations acquired through acquisition in fiscal 2013. The company did not have any amortizable intangible assets prior to fiscal 2013.

	June 30, 2013
	Gross carrying amount	Amortization period	Accumulated amortization
Amortizing intangible assets: Customer list	$650	4 years	$75

The additions to goodwill relate to the Rock and Hyndman acquisitions of $0.8 million and $0.2 million respectively.

	Goodwill
	June 30, 2012	Current year additions	June 30, 2013
Asset based	$15,334	$1,028	16,362
Asset light	1,368	---	1,368
Total Goodwill	16,702	1,028	17,730

(17)           RECLASSIFICATIONS AND ADJUSTMENTS

The consolidated statement of cash flows for the years ended June 30, 2012 and 2011 have been adjusted to properly present proceeds and borrowings related to the Company’s revolving line of credit on a gross basis.  These amounts were previously presented on a net basis.  This revision is not material to the Company’s consolidated financial statements taken as a whole.

SCHEDULE II

CELADON GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS

Years ended June 30, 2013, 2012, and 2011

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period

Year ended June 30, 2011:
Allowance for doubtful accounts	$1,379,671	$195,747	$530,296	(a)	$1,045,122
Reserves for claims payable as self-insurer	$11,925,047	$14,966,351	$12,557,122	(b)	$14,334,276

Year ended June 30, 2012:
Allowance for doubtful accounts	$1,045,122	$10,000	$48,433	(a)	$1,006,689
Reserves for claims payable as self-insurer	$14,334,276	$12,252,489	$15,243,696	(b)	$11,343,069

Year ended June 30, 2013:
Allowance for doubtful accounts	$1,006,689	$0	$87,880	(a)	$918,809
Reserves for claims payable as self insurer	$11,343,069	$14,669,698	$14,783,848	(b)	$11,228,919

(a)	Represents accounts receivable net write-offs.
(b)	Represents claims paid.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting or financial disclosure within the last two fiscal years.

Item 9A.	Controls and Procedures

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

Based upon that Evaluation, our Certifying Officers have concluded that, as of June 30, 2013, the Company's disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012, using criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In making this assessment management used the criteria set forth by COSO in Internal Control—Integrated Framework (1992). Based on this assessment, our management has concluded that as of June 30, 2013, our internal control over financial reporting is effective based on those criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of June 30, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report.  See "Financial Statements and Supplementary Data" under Item 8 of this Annual Report on Form 10-K for KPMG LLP's attestation report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 10.                 Directors, Executive Officers, and Corporate Governance

The information required by this Item, with the exception of the Code of Ethics disclosure below, is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2013 Annual Meeting of Stockholders.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics was filed as Exhibit 14 to our Annual Report on Form 10-K for the year ended June 30, 2003, filed with the SEC on September 19, 2003.

Item 11.                 Executive Compensation

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2013 Annual Meeting of Stockholders.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item, is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2013 Annual Meeting of Stockholders. The following table provides certain information as of June 30, 2013, with respect to our compensation plans and other arrangements under which shares of our common stock are authorized for issuance.

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of June 30, 2013:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,495,753	$11.89	69,913

Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2013 Annual Meeting of Stockholders.

Item 14.                 Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2013 Annual Meeting of Stockholders.

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

10.16	Amendment to the Celadon Group, Inc., 2006 Omnibus Incentive Plan. (Incorporated by reference to the Company's definitive proxy statement, filed with the SEC on October 3, 2008.) *
10.17
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

10.20
Third Amendment to Credit Agreement with Bank of America, N.A., as Administrative Agent, and Wells Fargo Bank, N.A., which amends that certain Credit Agreement, dated December 7, 2010, by and among the Company and the Lenders, as amended. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 17, 2013.)

21	Subsidiaries. #
23.1	Consent of Independent Registered Public Accounting Firm - KPMG LLP. #
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company's Chief Executive Officer. #
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by William E. Meek, the Company's Chief Financial Officer. #
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company's Chief Executive Officer. #
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by William E. Meek, the Company's Chief Financial Officer. #
101.INS**	XBRL Instance Document #
101.SCH**	XBRL Taxonomy Extension Schema Document #
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document #
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document #
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document #
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document #
_______________________
*	Management contract or compensatory plan or arrangement.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be "furnished" and not "filed."
#	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this September 12, 2013.

Celadon Group, Inc.

By:	/s/ Paul A. Will
Paul A. Will President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. Will	President and Chief Executive Officer (Principal Executive Officer)	September 12, 2013
Paul A. Will

/s/ William E. Meek	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	September 12, 2013
William E. Meek

/s/ Bobby Peavler	Vice President of Accounting (Principal Accounting Officer)	September 12, 2013
Bobby Peavler

/s/ Stephen Russell	Chairman of the Board	September 12, 2013
Stephen Russell

/s/ Michael Miller	Director	September 12, 2013
Michael Miller

/s/ Anthony Heyworth	Director	September 12, 2013
Anthony Heyworth

/s/ Catherine Langham	Director	September 12, 2013
Catherine Langham

EXHIBIT INDEX
Exhibit Number	Description
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

10.16	Amendment to the Celadon Group, Inc., 2006 Omnibus Incentive Plan. (Incorporated by reference to the Company's definitive proxy statement, filed with the SEC on October 3, 2008.) *
10.17
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

10.20
Third Amendment to Credit Agreement with Bank of America, N.A., as Administrative Agent, and Wells Fargo Bank, N.A., which amends that certain Credit Agreement, dated December 7, 2010, by and among the Company and the Lenders, as amended. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 17, 2013.)

21	Subsidiaries. #
23.1	Consent of Independent Registered Public Accounting Firm - KPMG LLP. #
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company's Chief Executive Officer. #
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by William E. Meek, the Company's Chief Financial Officer. #
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company's Chief Executive Officer. #
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by William E. Meek, the Company's Chief Financial Officer. #
101.INS**	XBRL Instance Document #
101.SCH**	XBRL Taxonomy Extension Schema Document #
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document #
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document #
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document #
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document #
_______________________
*	Management contract or compensatory plan or arrangement.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be "furnished" and not "filed."
#	Filed herewith.