Form 10-Q
period 2013-09-30
CELADON GROUP INC
filed 2013-11-12
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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
Yes [  ]  No [X]

As of November 8, 2013 (the latest practicable date), 23,843,953 shares of the registrant's common stock, par value $0.033 per share, were outstanding.

CELADON GROUP, INC.

Index to

September 30, 2013 Form 10-Q

PART I.              FINANCIAL INFORMATION

Item I.                 Financial Statements

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Dollars and shares in thousands except per share amounts)
(Unaudited)

	Three months ended
	September 30,
	2013	2012
REVENUE:
Freight revenue	$141,956	$122,108
Fuel surcharge revenue	33,146	31,189
Total revenue	175,102	153,297

OPERATING EXPENSES:
Salaries, wages, and employee benefits	46,654	40,401
Fuel	36,843	37,452
Purchased transportation	41,744	28,337
Revenue equipment rentals	1,652	1,998
Operations and maintenance	11,274	8,066
Insurance and claims	4,140	3,501
Depreciation and amortization	14,928	12,675
Communications and utilities	1,364	1,292
Operating taxes and licenses	2,832	2,588
General and other operating	2,139	1,848
Total operating expenses	163,570	138,158

Operating Income	11,532	15,139

Interest expense	1,224	1,490
Other (income) expense	(241)	38
Income before income taxes	10,549	13,611
Income tax expense	3,983	5,349
Net income	$6,566	$8,262

Income per common share:
Diluted	$0.28	$0.36
Basic	$0.29	$0.37

Diluted weighted average shares outstanding	23,662	23,185
Basic weighted average shares outstanding	22,930	22,383

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
 (in thousands)
(Unaudited)

	Three months ended
	September 30,
	2013	2012

Net income	$6,566	$8,262
Other comprehensive income (loss):
Unrealized gain (loss) on fuel derivative instruments, net of tax	2	587
Unrealized gain (loss) on currency derivative instruments, net of tax	165	124
Foreign currency translation adjustments, net of tax	447	1,509
Total other comprehensive income (loss)	614	2,220
Comprehensive income	$7,180	$10,482

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2013 and June 30, 2013
(Dollars in thousands except par value and share amounts)

	(unaudited)
	September 30,	June 30,
ASSETS	2013	2013

Current assets:
Cash and cash equivalents	$3,610	$1,315
Trade receivables, net of allowance for doubtful accounts of $869 and $919 at September 30, 2013 and June 30, 2013, respectively	81,518	77,623
Prepaid expenses and other current assets	33,058	13,434
Tires in service	1,015	1,245
Equipment held for resale	7,746	9,923
Income tax receivable	3,056	9,506
Deferred income taxes	4,236	4,342
Total current assets	134,239	117,388
Property and equipment	621,155	612,236
Less accumulated depreciation and amortization	119,542	115,366
Net property and equipment	501,613	496,870
Tires in service	1,527	1,785
Goodwill	20,415	17,730
Investment in unconsolidated companies	4,346	4,604
Other assets	3,201	2,785
Total assets	$665,341	$641,162

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$5,785	$10,401
Accrued salaries and benefits	10,416	11,197
Accrued insurance and claims	10,262	10,092
Accrued fuel expense	8,414	7,461
Other accrued expenses	21,988	20,070
Current maturities of capital lease obligations	30,631	25,669
Total current liabilities	87,496	84,890
Capital lease obligations, net of current maturities	179,186	190,625
Long term debt	104,591	78,137
Deferred income taxes	59,808	61,821
Stockholders' equity:
Common stock, $0.033 par value, authorized 40,000 shares; issued and outstanding 23,882 and 23,887 shares at September 30, 2013 and June 30, 2013, respectively	788	788
Treasury stock at cost; 595 and 696 shares at September 30, 2013 and June 30, 2013, respectively	(4,104)	(4,811)
Additional paid-in capital	104,890	103,749
Retained earnings	137,333	131,224
Accumulated other comprehensive loss	(4,647)	(5,261)
Total stockholders' equity	234,260	225,689
Total liabilities and stockholders' equity	$665,341	$641,162

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended
	September 30,
	2013		2012

Cash flows from operating activities:
Net income		$6,566	$8,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		16,083	14,642
Gain on sale of equipment		(1,157)	(1,911)
Stock based compensation		545	537
Deferred income taxes		(2,395)	2,341
Provision for doubtful accounts		---	3
Changes in assets and liabilities:
Trade receivables		295	(590)
Income taxes		5,690	(127)
Tires in service		490	(174)
Prepaid expenses and other current assets		(5,411)	(4,989)
Other assets		(261)	927
Accounts payable and accrued expenses		(4,561)	935
Net cash provided by operating activities		15,884	19,856

Cash flows from investing activities:
Purchase of property and equipment		(19,758)	(63,084)
Proceeds on sale of property and equipment		8,833	28,504
Purchase of businesses		(9,284)	(24,094)
Net cash used in investing activities		(20,209)	(58,674)

Cash flows from financing activities:
Proceeds from borrowings on long-term debt		81,510	107,480
Payments on bank borrowing on long-term debt		(69,882)	(78,890)
Principal payments under capital lease obligations		(6,476)	(20,007)
Dividends paid		(457)	(448)
Proceeds from issuance of common stock		1,304	39
Net cash provided by financing activities		5,999	8,174
Effect of exchange rates on cash and cash equivalents		621	351
Increase (Decrease) in cash and cash equivalents		2,295	(30,293)
Cash and cash equivalents at beginning of period		1,315	33,646
Cash and cash equivalents at end of period		$3,610	$3,353
Supplemental disclosure of cash flow information:
Interest paid		$1,224	$1,490
Income taxes paid		$94	$3,035
Lease obligation incurred in the purchase of equipment	$	---	$24,280

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1.           Basis of Presentation

References in this Report on Form 10-Q to "we," "us," "our," "Celadon," the "Company," or similar terms refer to Celadon Group, Inc. and its consolidated subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated unaudited financial statements of Celadon Group, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America and Regulation S-X, instructions to Form 10-Q, and other relevant rules and regulations of the Securities and Exchange Commission (the "SEC"), as applicable to the preparation and presentation of interim financial information. Certain information and footnote disclosures have been omitted or condensed pursuant to such rules and regulations. We believe all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations in interim periods are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2013.

The preparation of the financial statements in conformity with United States generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

2.           Earnings Per Share (in thousands, except per share data)

A reconciliation of the basic and diluted earnings per share is as follows:

	Three months ended
	September 30,
	2013	2012
Weighted average common shares outstanding – basic	22,930	22,383
Dilutive effect of stock options and unvested restricted stock units	732	802
Weighted average common shares outstanding – diluted	23,662	23,185

Net income	$6,566	$8,262
Earnings per common share
Basic	$0.29	$0.37
Diluted	$0.28	$0.36

Certain shares of common stock were excluded from the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive. A summary of those options follows:

	Three months ended
	September 30,
	2013	2012

Number of anti-dilutive shares	---	90

3.           Stock Based Compensation

The following table summarizes the components of our stock based compensation program expense (in thousands):

	For three months ended
	September 30,
	2013	2012

Stock compensation expense for options, net of forfeitures	$74	$106
Stock compensation expense for restricted stock, net of forfeitures	471	475
Stock compensation income for stock appreciation rights, including forfeitures	---	(44)
Total stock compensation expense (income)	$545	$537

As of September 30, 2013, we have approximately $0.2 million of unrecognized compensation cost related to unvested options granted under the Company's 2006 Omnibus Incentive Plan, as amended (the "2006 Plan"). This cost is expected to be recognized over a weighted-average period of 0.6 year and a total period of 1.5 years.

A summary of the award activity of the Company's stock option plans as of September 30, 2012, and changes during the three-month period then ended is presented below:

Options	Option Totals	Weighted-Average Exercise Price per Share

Outstanding at July 1, 2013	1,148,790	$10.76
Granted	---	---
Exercised	100,037	$12.81
Forfeited or expired	1,750	$12.79
Outstanding at September 30, 2013	1,047,003	$9.62
Exercisable at September 30, 2013	989,003	$9.73

As of September 30, 2013, we also have approximately $4.0 million of unrecognized compensation expense related to restricted stock awards, which is anticipated to be recognized over a weighted-average period of 2.4 years and a total period of 3.3 years.  A summary of the restricted stock award activity under the 2006 Plan as of September 30, 2013, and changes during the three-month period then ended is presented below:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value

Unvested at July 1, 2013	355,963	$15.75
Granted	---	---
Vested and Issued	---	---
Forfeited	4,525	$12.40
Outstanding at September 30, 2013	351,438	$15.79

The fair value of each restricted stock award is based on the closing market price on the date of grant.

The Company had no outstanding stock appreciation rights as of September 30, 2013 and 143,156 outstanding stock appreciation rights as of September 30, 2012. These stock appreciation rights were granted at a fair value market price of $8.64 based on the closing market price on the date of the grant.  All stock rights vested and were paid out in the December 2012 quarter.

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

	Operating Revenues
	Three Months Ended
	September 30,
	2013	2012
Asset-Based	$162,621	$142,435
Asset-light-Based	12,481	10,862
Total	$175,102	$153,297

	Operating Income
	Three Months Ended
	September 30,
	2013	2012
Asset-Based	$10,376	$14,309
Asset-light-Based	1,155	830
Total	$11,532	$15,139

Information as to the Company's operating revenue by geographic area is summarized below. The Company allocates operating revenue based on the country of origin of the tractor hauling the freight:

	Operating Revenue
	Three Months Ended
	September 30,
	2013	2012
United States	$146,205	$134,131
Canada	21,087	10,903
Mexico	7,810	8,263
Consolidated	$175,102	$153,297

5.           Income Taxes

Our effective income tax rate was 37.8% for the three-month period ended September 30, 2013, compared with 39.3% for the three-month period ended September 30, 2012. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.  Income tax expense varies from the amount computed by applying the statutory federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases our drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes.  As a result, salaries, wages and employee benefits are slightly lower, and our effective income tax rate is higher than the statutory rate.  Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases because aggregate per diem pay becomes smaller in relation to pre-tax income.  Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

The Company follows ASC Topic 740-10-25 in accounting for uncertainty in income taxes ("Topic 740"). Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We account for any uncertainty in income taxes by determining whether it is more likely than not that a tax position taken or expected to be taken in a tax return will be sustained upon examination by the appropriate taxing authority based on the technical merits of the position.  In that regard, we have analyzed filing positions in our federal and applicable state tax returns as well as in all open tax years.  The only periods subject to examination for our federal returns are the 2009 through 2011 tax years.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations and cash flows.  As of September 30, 2013, the Company recorded a $0.5 million liability for unrecognized tax benefits, a portion of which represents penalties and interest.

6.           Commitments and Contingencies

The Company has outstanding commitments to purchase approximately $18.6 million of revenue equipment at September 30, 2013.

Standby letters of credit, not reflected in the accompanying consolidated financial statements, aggregated approximately $0.8 million at September 30, 2013.

7.           Lease Obligations and Long-Term Debt

The Company leases certain revenue and service equipment under long-term lease agreements, payable in monthly installments.

Equipment obtained under a capital lease is reflected on the Company's balance sheet as owned and the related leases mature at various dates through 2020.

Assets held under operating leases are not recorded on the Company's balance sheet. The Company leases revenue and service equipment under non-cancellable operating leases expiring at various dates through April 2019.

Long-Term Debt

The Company had outstanding borrowings, excluding capital leases, of $104.6 million at September 30, 2013 compared with $28.6 million at September 30, 2012 and $78.1 million at June 30, 2013.

Future minimum lease payments relating to capital leases and operating leases as of September 30, 2013 (in thousands):

	Capital Leases	Operating Leases
2014	$34,130	$4,941
2015	74,343	20,301
2016	12,877	2,555
2017	12,860	2,540
2018	27,691	2,540
Thereafter	59,919	14,360
Total minimum lease payments	221,820	$47,237
Less amounts representing interest	12,003
Present value of minimum lease payments	209,817
Less current maturities	30,631
Non-current portion	$179,186

8.           Fair Value Measurements

ASC 820-10 Fair Value Measurements and Disclosure for non-recurring fair value measurements of non-financial assets and liabilities. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard establishes a three-level hierarchy for fair value measurements based upon the significant inputs used to determine fair value. Observable inputs are those which are obtained from marked participants external to the Company, while unobservable inputs are generally developed internally, utilizing management’s estimates assumptions, and specific knowledge of the nature of the assets or liabilities and related markets. The three levels are defined as follows:

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities (in thousands) that are required to be measured at fair value as of September 30, 2013, and June 30, 2013.

			Level 1		Level 2		Level 3
	Balance	Balance	Balance	Balance	Balance	Balance	Balance	Balance
	at	at	at	at	at	at	at	at
	September	June	September	June	September	June	September	June
	30,	30,	30,	30,	30,	30,	30,	30,
	2013	2013	2013	2013	2013	2013	2013	2013

Foreign currency derivatives	$95	$(70)	$ ---	$ ---	$95	$(70)	$ ---	$ ---

Fuel derivatives	47	45	---	---	47	45	---	---

Our other financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term debt, and capital lease obligations.  At September 30, 2013 the fair value of these instruments were approximated by their carrying values.

9.           Dividend

On July 28, 2013, the Company declared a cash dividend of $0.02 per share of common stock.  The dividend was payable to shareholders of record on October 4, 2013, and was paid on October 18, 2013.  Future payment of cash dividends, and the amount of any such dividends, will depend on our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

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

We have entered into futures contracts, which pertain to 378,000 total gallons, 126,000 gallons per month for October 2013 through December 2013, approximately 4.0% of our monthly projected fuel requirements.   Under these contracts, we pay a fixed rate per gallon of heating oil and receive the monthly average price of New York heating oil per the NYMEX. The Company has done retrospective and prospective regression analyses that showed the changes in the prices of diesel fuel and heating oil were deemed to be highly effective based on the relevant authoritative guidance.  Accordingly, we have designated the respective hedges as cash flow hedges.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly.  If our analysis shows that the derivatives are not highly effective as hedges, we will discontinue hedge accounting for the period and prospectively recognize changes in the fair value of the derivative being recognized through earnings.  As a result of our effectiveness assessment at inception and at September 30, 2013, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

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

Based on the amounts in accumulated other comprehensive income as of September 30, 2013, and the expected timing of the purchases of the diesel hedged, we expect to reclassify $0.1 million of gain on derivative instruments from accumulated other comprehensive income to the statement of income, as an offset to fuel expense, due to the actual diesel fuel purchases.  The amounts actually realized will depend on the fair values as of the date of settlement.

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the companies with which we have these agreements.  Our credit exposure related to these financial instruments is represented by the fair value of contracts reported as assets.  To evaluate credit risk, we review each counterparty's audited financial statements and credit ratings and obtain references.  Any credit valuation adjustments deemed necessary would be reflected in the fair value of the instrument.  As of September 30, 2013, we have not made any adjustments.

11.           Acquisitions and Equipment Held for Resale

On August 26, 2013, we acquired certain assets and assumed certain liabilities of Houg, LLC (“Houg”) in Denver, CO. We acquired trade receivables of $2.3 million, property and equipment of $2.7 million, intangible assets of $1.0 million, other assets of $0.3 million offset by $4.4 million in debt and $1.9 million of various liabilities. The property and equipment includes tractors and trailers that we intend to operate in the short term. We used borrowings under our existing line of credit to fund the purchase price. The purposes of the acquisition were to offer employment opportunities to Houg drivers and continue dry-van and temperature controlled services for the Houg customers.

On August 26, 2013, we acquired certain assets and assumed certain liabilities of Land Span Motor Equipment, Inc. (“Land Span”) in Lakeland, FL for $5.4 million. We acquired property and equipment of $11.4 million, other assets of $0.1 million offset by $6.1 million in debt. The property and equipment includes tractors and trailers that we intend to operate in the short term. We used borrowings under our existing line of credit to fund the purchase price. The purposes of the acquisition were to offer employment opportunities to Land Span drivers and continue dry-van services for the Land Span customers.

On September 13, 2013, we acquired the stock of TCI Logistics, Inc. (“TCI”) in Kernersville, NC for $2.9 million. TCI had trade receivables of $1.8 million, property and equipment of $4.0 million, intangible assets of $1.6 million, cash and other assets of $0.6 million offset by debt of $4.0 million and $1.1 million of various liabilities. The property and equipment owned by TCI includes tractors and trailers that we intend to continue to utilize. We used borrowings under our existing line of credit to fund the purchase price. The purposes of the acquisition were to continue employment of TCI drivers and continue dry-van services for the TCI customers.

On September 16, 2013, we acquired certain assets and assumed certain liabilities of Hoss Cartage & Distribution Systems, Inc. (“Hoss”) in Ayr, Ontario, Canada for $1.0 million. We acquired property and equipment of $1.2 million, offset by $0.2 million in debt. The property and equipment includes tractors and trailers that we intend to operate in the short term. We used borrowings under our existing line of credit to fund the purchase price. The purposes of the acquisition were to offer employment opportunities to Hoss drivers and continue dry-van services for the Hoss customers.

12.           Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (ASC Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"), which amends current comprehensive income guidance. The Company will be required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required that provide additional detail about those amounts. The amendment is effective prospectively for public entities in fiscal years, and interim periods within those years, beginning after December 15, 2012. The amendments do not change the existing requirements for reporting net income or other comprehensive income in financial statements and the adoption of this guidance has not had a material impact on our consolidated financial statements.

13.           Goodwill and Other Intangible Assets

The acquired intangible assets relate to customer relations acquired through acquisition in fiscal 2013.  There have been no additions to intangible assets in fiscal 2014. The Company did not have any amortizable intangible assets prior to fiscal 2013.

	September 30, 2013
	Gross carrying amount	Amortization period	Accumulated amortization
Amortizing intangible assets: Customer list	$650	4 years	$116

The additions to goodwill relate to the Houg and TCI acquisitions of $1.1 million and $1.6 million respectively. The Houg related goodwill is tax deductible.

	Goodwill
	June 30, 2013	Current year additions	September 30, 2013
Asset based	$16,362	$2,685	$19,047
Asset light	$1,368	---	$1,368
Total Goodwill	$17,730	$2,685	$20,415

14.           Reclassifications and Adjustments

Certain items in the prior year's consolidated financial statements have been reclassified to conform to the current presentation.

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Forward Looking Statements

Except for certain historical information contained herein, this report contains certain statements that may be considered "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of revenues, earnings, cash flows, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed acquisition plans, new services, or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing.  Words such as "believe," "may," "could," "will," "expects," "hopes," "estimates," "projects," "intends," "anticipates," and "likely," and variations of these words, or similar expressions, terms, or phrases, are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks, assumptions, and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended June 30, 2013, along with any supplements in Part II below.

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

We generated approximately 43% of our revenue in fiscal 2013 from international movements, and we believe our annual border crossings make us one of the largest providers of international truckload movements in North America. We believe that our strategically located terminals and experience with the language, culture, and border crossing requirements of each North American country provide a competitive advantage in the international trucking marketplace.

We believe our international operations, particularly those involving Mexico, offer an attractive business niche. The additional complexity of and need to establish cross-border business partners and to develop strong organization and adequate infrastructure in Mexico affords some barriers to competition that are not present in traditional U.S. truckload services.

Recent Results of Operations

Our results of operations for the quarter ended September 30, 2013, compared to the same period in 2012 are:

•	Freight revenue increased 16.3% to $142.0 million from $122.1 million;
•	Net income decreased 20.5% to $6.6 million from $8.3 million; and
•	Net income per diluted share decreased 22.2% to $0.28 from $0.36.

In the quarter ended September 30, 2013, average revenue per loaded mile increased 2.2% from the September 2012 quarter. Average revenue per seated tractor per week increased 0.5%, which was primarily attributable to average miles per seated tractor increasing 0.2% from the quarter ended September 30, 2012.

Our average seated line haul tractors increased to 3,024 tractors in the quarter ended September 30, 2013, compared to 2,736 tractors for the same period a year ago. The net change of 288 units is comprised of a 277-unit increase in independent contractor tractors and an 11-unit increase in company tractors. The number of tractors operated by independent contractors increased 68.7% from a year ago, and now represents 22.5% of our total fleet.

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

Results of Operations

The following table sets forth the percentage relationship of expense items to freight revenue for the periods indicated:

	For the three months ended
	September 30,
	2013	2012
Operating Revenue	100.0%	100.0%

Operating expenses:
Salaries, wages, and employee benefits	26.7%	26.3%
Fuel	21.0%	24.4%
Purchased transportation	23.8%	18.5%
Revenue equipment rentals	1.0%	1.3%
Operations and maintenance	6.4%	5.3%
Insurance and claims	2.4%	2.3%
Depreciation and amortization	8.5%	8.3%
Communications and utilities	0.8%	0.8%
Operating taxes and licenses	1.6%	1.7%
General and other operating	1.2%	1.2%
Total operating expenses	93.4%	90.1%

Operating income	6.6%	9.9%

Other expense:
Interest expense	0.7%	1.0%
Other income, net	(0.1)%	0.0%

Income before income taxes	6.0%	8.9%
Provision for income taxes	2.3%	3.5%

Net income	3.7%	5.4%

Freight revenue(1)	100.0%	100.0%

Operating expenses:
Salaries, wages, and employee benefits	32.9%	33.1%
Fuel(1)	2.6%	5.1%
Purchased transportation	29.4%	23.2%
Revenue equipment rentals	1.2%	1.6%
Operations and maintenance	7.9%	6.6%
Insurance and claims	2.9%	2.9%
Depreciation and amortization	10.5%	10.4%
Communications and utilities	1.0%	1.1%
Operating taxes and licenses	2.0%	2.1%
General and other operating	1.5%	1.5%
Total operating expenses	91.9%	87.6%

Operating income	8.1%	12.4%

Other expense:
Interest expense	0.8%	1.2%
Other income, net	(0.1)%	0.1%

Income before income taxes	7.4%	11.1%
Provision for income taxes	2.8%	4.4%

Net income	4.6%	6.8%

(1)
Freight revenue is total revenue less fuel surcharges. In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense. Fuel surcharges were $33.1 million and $31.2 million for the first quarter of fiscal 2014 and 2013, respectively.

Comparison of Three Months Ended September 30, 2013 to Three Months Ended September 30, 2012

Total revenue increased by $21.8 million, or 14.2%, to $175.1 million for the first quarter of fiscal 2014, from $153.3 million for the first quarter of fiscal 2013. Freight revenue increased by $19.9 million, or 16.3%, to $142.0 million for the first quarter of fiscal 2014, from $122.1 million for the first quarter of fiscal 2013. This increase was attributable to an increase in loaded miles to 71.7 million for the first quarter of fiscal 2014 from 66.0 million in the first quarter of fiscal 2013, as well as an increase in revenue per loaded mile to $1.597 for the first quarter of fiscal 2014 from $1.562 for the first quarter of fiscal 2013. The increase in loaded miles was also the result of an increase in average seated line-haul tractors to 3,024 in the first quarter of fiscal 2014, from 2,736 in the first quarter of 2013, with the increase being attributable to improved driver recruiting efforts, including our driving school, and fleets integrated as the result of acquisitions. Additionally, we had a slight increase in miles per seated truck of 0.2% versus the first quarter of fiscal 2013. This combination of factors resulted in a slight increase in average revenue per seated tractor per week, which is our primary measure of asset productivity, of $2,913 in the first quarter of fiscal 2014, from $2,899 for the first quarter of fiscal 2013.

Revenue for our asset-light-based segment increased to $12.5 million in the first quarter of fiscal 2014 from $10.9 million in the first quarter of fiscal 2013, primarily based on increases in our warehousing and LTL revenues. We expect our asset-light business to sustain moderate revenue growth going forward.

Fuel surcharge revenue increased to $33.1 million in the first quarter of fiscal 2014 from $31.2 million for the first quarter of fiscal 2013, primarily based on an increase in loaded miles.

In discussing our results of operations, we use freight revenue ("revenue") and fuel, net of fuel surcharge, because we believe that eliminating the impact of this sometimes volatile source of revenue affords more consistent basis for comparing our results of operations from period to period.

Salaries, wages, and employee benefits were $46.7 million, or 26.7% of total revenue and 32.9% of freight revenue, for the first quarter of fiscal 2014, compared to $40.4 million, or 26.3% of total revenue and 33.1% of freight revenue, for the first quarter of fiscal 2013. The increase in absolute dollars was the result of an increase in employee benefit costs, administrative wages, and increased recruiting expense attributable to our driving school and other recruitment efforts. These increased costs were offset by a decrease in the percentage of our fleet comprised of Company drivers as we continue to grow our fleet of independent contractors. Increasing independent contractor capacity has shifted (and assuming all other factors remain equal, is expected to continue to shift) expenses to the purchased transportation line item with offsetting reductions in employee driver wages and related expenses, net of fuel (as independent contractors generate fuel surcharge revenue, while the related cost of their fuel is included with their compensation in purchased transportation), maintenance, and capital costs.

Fuel expenses, without reduction for fuel surcharge revenue, decreased to $36.8 million, or 21.0% of total revenue, for the first quarter fiscal 2014, compared to $37.5 million, or 24.4% of total revenue, for the first quarter fiscal 2013. Fuel expenses, net of fuel surcharge revenue, decreased to $3.7 million, or 2.6% of revenue, for the first quarter of fiscal 2014, compared to $6.3 million, or 5.1% of revenue, for the first quarter of fiscal 2013. These decreases were attributable to a decrease in the weekly on-highway diesel prices of $0.039 per gallon, from $3.954 to $3.915, partially offset by the increase in total miles in the fiscal 2014 period compared to the fiscal 2013 period. We expect that our continued efforts to reduce idling, operate more fuel-efficient tractors, and utilize aerodynamic trailer skirts will continue to have a positive impact on our miles per gallon. However, we expect this positive impact to be partially offset by lower fuel economy on EPA-mandated new engines and use of more costly ultra-low sulfur diesel fuel.

Purchased transportation increased to $41.7 million, or 23.8% of total revenues and 29.4% of freight revenue, for the first quarter of fiscal 2014, from $28.3 million, or 18.5% of total revenue and 23.2% of freight revenue, for the first quarter of fiscal 2013. The increase is primarily related to increases in our independent contractor expense due to an increase in independent contractor miles for the fiscal 2014 period compared to the fiscal 2013 period. Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile. We also had increases in intermodal transportation expense and third party logistic provider expense offset by a decrease in brokerage expense. We expect purchased transportation to increase as we continue our efforts to increase the number of independent contractors in our fleet and continue to increase our purchased transportation for brokerage and intermodal transportation.

Operations and maintenance increased to $11.3 million, or 6.4% of total revenue and 7.9% of freight revenue, for the first quarter of fiscal 2014, from $8.1 million, or 5.3% of total revenue and 6.6% of freight revenue, for the first quarter of fiscal 2013. Operations and maintenance consist of direct operating expense, maintenance, and tire expense. These increases in the first quarter of fiscal 2014 are primarily related to increases in costs associated with maintenance of tractors and equipment added due to acquisitions. We believe the maintenance costs associated with equipment acquired through our acquisitions will decrease as we replace this equipment with new equipment or underutilized equipment from our existing fleet. As an offset to these increases, tire related expenses have decreased as we are bringing on fewer new tires and have written off older tires relating to equipment sold.

Insurance and claims expense increased to $4.1 million, or 2.4% of total revenue and 2.9% of freight revenue, for the first quarter of fiscal 2014, from $3.5 million, or 2.3% of total revenue or 2.9% of freight revenue, for the first quarter of fiscal 2013. Insurance consists of premiums for liability, physical damage, cargo damage, and workers' compensation insurance, in addition to claims expense. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume.  We anticipate insurance and claims expense will vary based primarily on the frequency and severity of claims, the level of self-retention, and the premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to $14.9 million, or 8.5% of total revenue and 10.5% of freight revenue, for the first quarter of fiscal 2014, compared to $12.7 million, or 8.3% of total revenue and 10.4% of freight revenue, for the first quarter of fiscal 2013.  These increases were primarily attributable to an increase in owned tractors and a reduction in gain on sale of equipment in the first quarter of fiscal 2014, which included expenses to prepare the equipment for sale.  We expect some of these expenses to persist going forward as we prepare to replace equipment obtained through our recent acquisitions. Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of income in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases. We expect minimal gains from the sale of equipment for the remainder of fiscal 2014 given our current position in our tractor and trailer refresh cycle. Accordingly, depreciation and amortization should increase versus the prior year period.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses. Accordingly, we have not provided a detailed discussion of such expenses.

Income taxes decreased to $4.0 million, with an effective tax rate of 37.8%, for the first quarter of fiscal 2014, from $5.3 million, with an effective tax rate of 39.3%, for the first quarter of fiscal 2013. We believe our effective tax rate will remain at a similar level going forward. As pre-tax net income increases, our non-deductible expenses, such as per diem expense, have a lesser impact on our effective rate.  Furthermore, the effective rate in foreign countries is lower than that in the United States, therefore as our percentage of income attributable to foreign income changes, our total income tax effective rate will also change.

Liquidity and Capital Resources

Trucking is a capital-intensive business. We require cash to fund our operating expenses (other than depreciation and amortization), to make capital expenditures and acquisitions, and to repay debt, including principal and interest payments. Other than ordinary operating expenses, we anticipate that capital expenditures for the acquisition of revenue equipment will constitute our primary cash requirement over the next twelve months. We have recently completed several acquisitions, and we frequently consider additional potential acquisitions. If we were to engage in additional acquisitions, our cash requirements would increase and we may have to modify our expected financing sources for the purchase of equipment. Subject to any required lender approval, we may make acquisitions in the future. Our principal sources of liquidity are cash generated from operations, bank borrowings, capital and operating lease financing of revenue equipment, and proceeds from the sale of used revenue equipment. At September 30, 2013, our total balance sheet debt, including capital lease obligations and current maturities, was $314.4 million, compared to $294.4 million at June 30, 2013.

As of September 30, 2013, we had a capital commitment for revenue equipment of $18.6 million for delivery through fiscal 2014. These capital commitments are amounts before considering the proceeds of equipment dispositions. In fiscal 2014, we expect to purchase our new tractors and trailers with a combination of cash, capital leases, and off-balance sheet operating leases. Considering the recent completion of our fleet refresh cycle, we do not expect to make immediate increases in capital expenditures for the purchase of new revenue equipment. We do expect, however, to make moderate investments in new equipment as necessary to replace the older equipment we have obtained through our acquisitions.

In May 2013, we increased our credit facility and extended the maturity.  At September 30, 2013, we were authorized to borrow up to $200.0 million under this credit facility, which expires May 2018. The applicable interest rate under this agreement is based on either a base rate equal to Bank of America, N.A.'s prime rate or LIBOR plus an applicable margin between 0.75% and 1.375% that is adjusted quarterly based on our lease adjusted total debt to EBITDAR ratio. At September 30, 2013, we had $102.5 million in outstanding borrowings related to our credit facility and $0.8 million utilized for letters of credit. The agreement is collateralized by the assets of all the U.S. subsidiaries of the Company. We are obligated to comply with certain financial covenants under our credit agreement and we were in compliance with these covenants at September 30, 2013. We believe that our reduced need for capital expenditures in the near future will allow us to make reductions in our outstanding debt going forward.

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

Cash Flows

Net cash provided by operations for the three months ended September 30, 2013, was $15.9 million, compared to $19.9 million for the three months ended September 30, 2012. Cash provided by operations decreased primarily due to a reduction in net income, decrease in accounts payable, and accrued expenses and the change in deferred taxes offset by the change in taxes payable.

Net cash used in investing activities was $20.2 million for the three months ended September 30, 2013, compared to net cash used in investing activities of $58.7 million for the three months ended September 30, 2012. Cash used in investing activities includes the net cash effect of acquisitions and dispositions of property and revenue equipment during each period. Capital expenditures for property and equipment totaled $19.8 million for the three months ended September 30, 2013, and $63.1 million for the three months ended September 30, 2012.  This decrease is related to our position in our fleet refresh cycle compared to the prior year. We generated proceeds from the sale of property and equipment of $8.8 million and $28.5 million for the three months ended September 30, 2013, and September 30, 2012, respectively.

Net cash provided by financing activities was $6.0 million for the three months ended September 30, 2013, compared to net cash provided by financing activities of $8.2 million for the three months ended September 30, 2012. The decrease in cash provided by financing activities was due primarily to a decrease in net borrowings on our line of credit offset by a decrease in capital lease payments.

Cash dividends paid for the three months ended September 30, 2013, was approximately $0.5 million, or $0.02 per share. We currently expect to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

Contractual Obligations

As of September 30, 2013, our operating leases, capitalized leases, other debts, and future commitments have stated maturities or minimum annual payments as follows:

	Annual Cash Requirements
	As of September 30, 2013
	(in thousands)
	Payments Due by Period
		Less			More
		than	1-3	3-5	than
	Total	1 year	years	Years	5 years

Operating leases	$24,626	$4,941	$10,190	$5,080	$4,415
Lease residual value guarantees	22,611	---	12,666	---	9,945
Capital leases(1)	221,820	34,130	87,220	40,551	59,919
Long-term debt	104,591	---	104,591	---	---
Sub total	$373,648	$39,071	$214,667	$45,631	$74,279

Future Purchase of Revenue Equipment	$18,600	$18,600	$ ---	$ ---	$ ---
Consulting agreements(2)	300	300	---	---	---
Standby letters of credit	840	840	---	---	---

Total	$393,388	$58,811	$214,667	$45,631	$74,279

(1)	Includes interest.
(2)	The amounts reflected in the table do not include amounts that could become payable to our Chairman under certain circumstances if their employment by the Company is terminated.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for our revenue equipment. Our operating leases include some under which we do not guarantee the value of the asset at the end of the lease term ("walk-away leases") and some under which we do guarantee the value of the asset at the end of the lease term ("residual value"). Therefore, we are subject to the risk that equipment values may decline, in which case we would suffer a loss upon disposition and be required to make cash payments because of the residual value guarantees.  At September 30, 2013, we were obligated for residual value guarantees related to operating leases of $22.6 million, compared to $25.9 million at September 30, 2012. We believe that any residual payment obligations will be satisfied by the value of the related equipment at the end of the lease. To the extent the expected value at the lease termination date is lower than the residual value guarantee; we would accrue for the difference over the remaining lease term. We anticipate that going forward we will primarily use a combination of cash generated from operations and capital leases to finance tractor and trailer purchases.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. These estimates are based on management's best knowledge of current events and actions that affect, or could affect, our financial statements materially and involve a significant level of judgment by management. The accounting policies we deem most critical to use include revenue recognition, allowance for doubtful accounts, depreciation, claims accrual, and accounting for income taxes. There have been no significant changes to our critical accounting policies and estimates during the three months ended September 30, 2013, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in our 2013 Annual Report on Form 10-K.

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

Interest Rate Risk. We are exposed to interest rate risk principally from our primary credit facility. The credit facility carries a variable interest rate equal to either Bank of America, N.A.'s prime rate or LIBOR plus an applicable margin between 0.75% and 1.375% that is adjusted quarterly based on the Company's lease adjusted total debt to EBITDAR ratio.  At September 30, 2013, the interest rate for revolving borrowings under our credit facility was 0.93%.  At September 30, 2013, we had $102.5 million variable rate term loan borrowings outstanding under the credit facility.  A hypothetical 10.0% increase in the bank's base rate and LIBOR would be immaterial to our net income.

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

Our currency risk consists primarily of foreign currency, denominated firm commitments, and forecasted foreign currency denominated intercompany and third party transactions. At September 30, 2013, we had outstanding foreign exchange derivative contracts in notional amounts of $21.5 million with the fair value of these contracts approximately $0.1 million more than the original contract value. Derivative gains or losses, initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.

Assuming revenue and expenses for our Canadian operations are identical to that in the first quarter of fiscal 2014 (both in terms of amount and currency mix), we estimate that a $0.01 decrease in the Canadian dollar exchange rate would reduce our annual net income by approximately $179,000. Also, we estimate that a $0.01 decrease in the Mexican peso exchange rate would reduce our annual net income by approximately $206,000.

Commodity Price Risk. Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability.  Fuel is subject to economic, political, and market factors that are outside of our control. We believe fuel surcharges are effective at mitigating most, but not all, of the risk of high fuel price because we do not recover the full amount of fuel price increases. In fiscal 2013, we entered into contracts to hedge up to 0.1 million gallons per month ending on December 31, 2013.  This represents approximately 4.0% of our monthly projected fuel requirements through December 2013.  At September 30, 2013, we had outstanding contracts in place for a notional amount of $1.0 million with the fair value of these contracts approximately $0.1 million more than the original contract value. Derivative gains or losses, initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.  Based on our expected fuel consumption for fiscal 2014, a 10.0% change in the related price of heating oil or diesel per gallon would not have a material financial impact, assuming no further changes to our fuel hedging program or our fuel surcharge recovery.

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

Prior to the filing of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, our management, under the supervision and with the participation of our Certifying Officers, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (the "Evaluation") as of the last day of the period covered by such filing.

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

Item 1A.              Risk Factors

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Annual Report on Form 10-K for the year ended June 30, 2013, in the section entitled Item 1A. Risk Factors, describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

We are obligated to comply with certain financial covenants under our credit agreement.  Our credit agreement also places certain limitations on our ability to pay dividends, including a $5,000,000 cap on cash dividend payments during any fiscal year.

Item 3.                 Defaults Upon Senior Securities

Not applicable.

Item 4.                 Mine Safety Disclosures

Not applicable.

Item 5.                 Other Information

None.

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

4.2	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on January 31, 2008.)
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company's Principal Executive Officer.*
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by William E. Meek, the Company's Principal Financial Officer.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, by Paul A. Will, the Company's Chief Executive Officer.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by William E. Meek, the Company's Chief Financial Officer.*
101.INS**	XBRL Instance Document.*
101.SCH**	XBRL Taxonomy Extension Schema Document.*
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be "furnished" and not "filed."

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

/s/Bobby Peavler
Bobby Peavler
Vice President of Accounting
Date: November 12, 2013

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

4.2	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on January 31, 2008.)
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company's Principal Executive Officer.*
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by William E. Meek, the Company's Principal Financial Officer.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, by Paul A. Will, the Company's Chief Executive Officer.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by William E. Meek, the Company's Chief Financial Officer.*
101.INS**	XBRL Instance Document.*
101.SCH**	XBRL Taxonomy Extension Schema Document.*
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be "furnished" and not "filed."