Form 10-Q
period 2013-12-31
CELADON GROUP INC
filed 2014-02-10
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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
Yes [ ] No [X]

As of January 26, 2014 (the latest practicable date), 23,282,773 shares of the registrant's common stock, par value $0.033 per share, were outstanding.

CELADON GROUP, INC.

Index to

December 31, 2013 Form 10-Q

PART I.              FINANCIAL INFORMATION

Item I.                 Financial Statements

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Dollars and shares in thousands except per share amounts)
(Unaudited)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2013	2012	2013	2012

REVENUE:
Freight revenue	$157,241	$116,794	$299,197	$238,910
Fuel surcharge revenue	36,354	31,318	69,500	62,499
Total revenue	193,595	148,112	368,697	301,409

OPERATING EXPENSES:
Salaries, wages, and employee benefits	53,905	41,639	100,558	82,040
Fuel	43,679	36,422	80,522	73,875
Purchased transportation	45,599	28,638	87,343	56,975
Revenue equipment rentals	1,577	1,653	3,229	3,650
Operations and maintenance	11,652	7,713	22,925	15,779
Insurance and claims	4,595	3,988	8,735	7,489
Depreciation and amortization	15,921	9,534	30,849	22,208
Communications and utilities	1,475	1,349	2,839	2,641
Operating taxes and licenses	3,293	2,509	6,125	5,097
General and other operating	2,956	2,076	5,098	3,924
Total operating expenses	184,652	135,521	348,223	273,678

Operating income	8,943	12,591	20,474	27,731

Interest expense	1,263	1,172	2,487	2,663
Interest income	(4)	---	(4)	---
Other income	(159)	(316)	(400)	(279)
Income before income taxes	7,843	11,735	18,391	25,347
Income tax expense	2,717	4,355	6,699	9,706
Net income	$5,126	$7,380	$11,692	$15,641

Income per common share:
Diluted	$0.22	$0.32	$0.49	$0.67
Basic	$0.22	$0.33	$0.51	$0.70

Diluted weighted average shares outstanding	23,679	23,248	23,671	23,214
Basic weighted average shares outstanding	22,995	22,587	22,963	22,485

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
 (in thousands)
(Unaudited)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2013	2012	2013	2012

Net income	$5,126	$7,380	$11,692	$15,641
Other comprehensive income (loss):
Unrealized gain (loss) on fuel derivative instruments, net of tax	(47)	(309)	(45)	278
Unrealized gain (loss) on currency derivative instruments, net of tax	(20)	(27)	145	97
Foreign currency translation adjustments, net of tax	(1,458)	(315)	(1,011)	1,194
Total other comprehensive income (loss)	(1,525)	(651)	(911)	1,569
Comprehensive income	$3,601	$6,729	$10,781	$17,210

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2013 and June 30, 2013
(Dollars and shares in thousands except par value)

	(unaudited)
	December 31,	June 30,
ASSETS	2013	2013

Current assets:
Cash and cash equivalents	$15,196	$1,315
Trade receivables, net of allowance for doubtful accounts of $853 and $919 at December 31, 2013 and June 30, 2013, respectively	93,227	77,623
Prepaid expenses and other current assets	31,958	13,434
Tires in service	1,434	1,245
Equipment for resale	6,701	9,923
Income tax receivable	---	9,506
Deferred income taxes	4,085	4,342
Total current assets	152,601	117,388
Property and equipment	675,985	612,236
Less accumulated depreciation and amortization	132,100	115,366
Net property and equipment	543,885	496,870
Tires in service	2,098	1,785
Goodwill	23,686	17,730
Investment in joint venture	3,972	4,604
Other assets	3,878	2,785
Total assets	$730,120	$641,162

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$8,166	$10,401
Accrued salaries and benefits	12,038	11,197
Accrued insurance and claims	11,600	10,092
Accrued fuel expense	9,158	7,461
Other accrued expenses	31,274	20,070
Income taxes payable	2,203	--
Current maturities of capital lease obligations	48,300	25,669
Total current liabilities	122,739	84,890
Long-term debt	151,908	78,137
Capital lease obligations, net of current maturities	154,927	190,625
Deferred income taxes	62,613	61,821
Stockholders' equity:
Common stock, $0.033 par value, authorized 40,000 shares; issued and outstanding 23,827 and 23,887 shares at December 31, 2013 and June 30, 2013, respectively	786	788
Treasury stock at cost; 537 and 696 shares at December 31, 2013 and June 30, 2013, respectively	(3,711)	(4,811)
Additional paid-in capital	105,029	103,749
Retained earnings	142,001	131,224
Accumulated other comprehensive loss	(6,172)	(5,261)
Total stockholders' equity	237,933	225,689
Total liabilities and stockholders' equity	$730,120	$641,162

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
(Unaudited)

	Six months ended
	December 31,
	2013		2012

Cash flows from operating activities:
Net income		$11,692	$15,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		32,829	28,197
Gain on sale of equipment		(1,920)	(5,883)
Stock based compensation		1,053	2,817
Deferred income taxes		(1,985)	5,971
Provision for doubtful accounts		---	2
Changes in assets and liabilities:
Trade receivables		(7,953)	7,573
Income taxes		11,361	(2,188)
Tires in service		(501)	2,369
Prepaid expenses and other current assets		(9,936)	(2,395)
Other assets		31	(2,373)
Accounts payable and accrued expenses		2,253	(2,063)
Net cash provided by operating activities		36,924	47,668

Cash flows from investing activities:
Purchase of property and equipment		(44,766)	(90,924)
Proceeds on sale of property and equipment		23,338	69,669
Purchase of businesses, net of cash		(40,745)	(32,578)
Net cash used in investing activities		(62,173)	(53,833)

Cash flows from financing activities:
Proceeds from bank borrowings and debt		182,640	216,580
Payments on bank borrowings and debt		(130,949)	(187,235)
Dividends paid		(915)	(895)
Principal payments under capital lease obligations		(13,067)	(48,386)
Proceeds from issuance of stock		1,325	215
Net cash provided by (used in) financing activities		39,034	(19,721)
Effect of exchange rates on cash and cash equivalents		96	334
Increase (Decrease) in cash and cash equivalents		13,881	(25,552)
Cash and cash equivalents at beginning of period		1,315	33,646
Cash and cash equivalents at end of period		$15,196	$8,094
Supplemental disclosure of cash flow information:
Interest paid		$2,487	$2,664
Income taxes paid		$1,646	$5,596
Lease obligation incurred in the purchase of equipment	$	---	$26,415

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Unaudited)

1.           Basis of Presentation

References in this Report on Form 10-Q to “we,” “us,” “our,” “Celadon,” or the “Company” or similar terms refer to Celadon Group, Inc. and its consolidated subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated unaudited financial statements of Celadon Group, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America and Regulation S-X, instructions to Form 10-Q, and other relevant rules and regulations of the Securities and Exchange Commission (the “SEC”), as applicable to the preparation and presentation of interim financial information. Certain information and footnote disclosures have been omitted or condensed pursuant to such rules and regulations. We believe all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations in interim periods are not necessarily indicative of results for a full year. These condensed consolidated unaudited financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

2.           Earnings Per Share (in thousands, except per share data)

A reconciliation of the basic and diluted earnings per share is as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2013	2012	2013	2012

Weighted average common shares outstanding – basic	22,995	22,587	22,963	22,485
Dilutive effect of stock options and unvested restricted stock units	684	661	708	729
Weighted average common shares outstanding – diluted	23,679	23,248	23,671	23,214

Net income	$5,126	$7,380	$11,692	$15,641
Earnings per common share
Diluted	$0.22	$0.32	$0.49	$0.67
Basic	$0.22	$0.33	$0.51	$0.70

Certain shares of common stock were excluded from the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive. A summary of those options follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2013	2012	2013	2012

Number of anti-dilutive shares	--	74	--	81

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Unaudited)

3.           Stock Based Compensation

The following table summarizes the components of our share based compensation program expense (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2013	2012	2013	2012

Stock compensation expense for options, net of forfeitures	$49	$208	$123	$314
Stock compensation for restricted stock, net of forfeitures	460	2,032	930	2,507
Stock compensation (income) expense for stock appreciation rights, net of forfeitures	---	40	---	(4)
Total stock compensation expense	$509	$2,280	$1,053	$2,817

As of December 31, 2013, we have approximately $0.1 million of unrecognized compensation cost related to unvested options granted under our 2006 Omnibus Incentive Plan, as amended (the "2006 Plan"). This cost is expected to be recognized over a weighted-average period of 0.5 years and a total period of 1.3 years.

A summary of the award activity of our stock option plans as of December 31, 2013, and changes during the period then ended is presented below:

Options	Option Totals	Weighted-Average Exercise Price per Share

Outstanding at July 1, 2013	1,148,790	$10.76
Granted	---	---
Exercised	(102,537)	$12.71
Forfeited or expired	(5,500)	$13.88
Outstanding at December 31, 2013	1,040,753	$10.62
Exercisable at December 31, 2013	986,503	$10.48

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Unaudited)

We also have approximately $3.6 million of unrecognized compensation expense related to restricted stock awards, which is anticipated to be recognized over a weighted-average period of 2.3 years and a total period of 3.1 years.  A summary of the restricted stock award activity under the 2006 Plan as of December 31, 2013, and changes during the six-month period is presented below:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value

Unvested at July 1, 2013	355,963	$15.75
Granted	---	---
Vested	(53,783)	$13.77
Forfeited	(6,050)	$12.61
Unvested at December 31, 2013	296,130	$16.17

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

	Operating Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Asset-based	$181,043	$137,435	$343,664	$279,870
Asset-light	12,552	10,677	25,033	21,539
Total	$193,595	$148,112	$368,697	$301,409

	Operating Income
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Asset-based	$8,143	$11,482	$18,519	$25,791
Asset-light	800	1,109	1,955	1,940
Total	$8,943	$12,591	$20,474	$27,731

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Unaudited)

Information as to our operating revenue by geographic area is summarized below (in thousands). We allocate operating revenue based on country of origin of the tractor hauling the freight:

	Operating Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

United States	$154,218	$129,770	$300,423	$263,901
Canada	31,241	10,907	52,328	21,810
Mexico	8,136	7,435	15,946	15,698
Consolidated	$193,595	$148,112	$368,697	$301,409

5.           Income Taxes

During the three months ended December 31, 2013 and 2012, our effective tax rates were 34.6% and 37.1%, respectively.  During the six months ended December 31, 2013 and 2012, our effective tax rates were 36.4% and 38.3%, respectively.  Income tax expense varies from the amount computed by applying the statutory federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases our drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes.  As a result, salaries, wages and employee benefits are slightly lower, and our effective income tax rate is higher than the statutory rate.  Generally, as pre-tax income decreases, the impact of the driver per diem program on our effective tax rate increases because aggregate per diem pay becomes larger in relation to pre-tax income.  Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

We account for any uncertainty in income taxes by determining whether it is more likely than not that a tax position taken or expected to be taken in a tax return will be sustained upon examination by the appropriate taxing authority based on the technical merits of the position.  In that regard, we have analyzed filing positions in our federal and applicable state tax returns as well as in all open tax years.  The only periods subject to examination for our federal returns are the 2010 through 2013 tax years.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations and cash flows.   As of December 31, 2013, we recorded a $0.5 million liability for unrecognized tax benefits, a portion of which represents penalties and interest.

6.           Commitments and Contingencies

The Company has outstanding commitments to purchase approximately $9.3 million of revenue equipment at December 31, 2013.

Standby letters of credit, not reflected in the accompanying consolidated financial statements, aggregated approximately $0.8 million at December 31, 2013.

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

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Unaudited)
Long-Term Debt

We had outstanding borrowings, excluding capital leases, of $151.9 million at December 31, 2013 compared to $29.3 million outstanding borrowings at June 30, 2013

Future minimum lease payments relating to capital leases and operating leases as of December 31, 2013 (in thousands):

	Capital Leases	Operating Leases
2014	$51,613	$10,044
2015	52,600	14,830
2016	12,874	2,546
2017	12,857	2,540
2018	33,825	10,214
Thereafter	50,537	5,416
Total minimum lease payments	214,306	$45,590
Less amounts representing interest	11,079
Present value of minimum lease payments	203,227
Less current maturities	48,300
Non-current portion	$154,927

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value as of December 31, 2013 and June 30, 2013.

			Level 1		Level 2		Level 3
	Balance	Balance	Balance	Balance	Balance	Balance	Balance	Balance
	at	at	at	at	at	at	at	at
	December 31, 2013	June 30, 2013	December 31, 2013	June 30, 2013	December 31, 2013	June 30, 2013	December 31, 2013	June 30, 2013
Foreign currency derivatives	$75	$(70)	---	---	$75	$(70)	---	---

Fuel derivatives	---	45	---	---	---	45	---	---

9.           Dividend

On October 24, 2013, we declared a cash dividend of $0.02 per share of common stock.  The dividend was payable to shareholders of record on January 6, 2014 and was paid on January 17, 2014.  Future payment of cash dividends, and the amount of any such dividends, will depend on our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

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

As of December 31, 2013, we had no future contracts pertaining to heating oil outstanding. Previously under such contracts, we would pay a fixed rate per gallon of heating oil and receive the monthly average price of New York heating oil per the NYMEX. We previously had done retrospective and prospective regression analyses that showed the changes in the prices of diesel fuel and heating oil were deemed to be highly effective based on the relevant authoritative guidance.  Accordingly, we had designated the respective hedges as cash flow hedges.

We performed both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly.  If our analysis had shown that the derivatives were not highly effective as hedges, we would have discontinued hedge accounting for the period and prospectively recognized changes in the fair value of the derivative through earnings.

We recognized all derivative instruments at fair value on our consolidated condensed balance sheets in other assets or other accrued expenses.  Our derivative instruments were designated as cash flow hedges, thus the effective portion of the gain or loss on the derivative was reported as a component of accumulated other comprehensive income and was reclassified into earnings in the same period during which the hedged transactions affected earnings.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Unaudited)

11.           Acquisitions and Assets Held for Sale

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

On September 16, 2013, we acquired certain assets and assumed certain liabilities of Hoss Cartage & Distribution Systems, Inc. (“Hoss”) in Ayr, Ontario, Canada for $1.0 million. We acquired property and equipment of $1.2 million, offset by $0.2 million in debt. The property and equipment includes tractors and trailers that we intend to operate in the short term. We used borrowings under our existing line of credit to fund the purchase price. The purposes of the acquisition were to offer employment opportunities to Hoss drivers and continue dry-van services for the Hoss customers.  Additionally on November 13, 2013 we purchased land and building from Hoss for $1.8 million.

On November 1, 2013, we acquired the stock of Osborn Transportation, Inc. (“Osborn”) in Gadsden, AL for $21.0 million. Osborn had cash of $4.9 million, trade receivables of $3.9 million, prepaid expenses of $3.0 million, property and equipment of $11.2 million, intangible assets of $3.1 million, and other assets of $1.1 million offset by debt of $2.0 million, deferred taxes of $2.6 million, and $1.6 million of various liabilities. The property and equipment owned by Osborn includes tractors and trailers that we intend to continue to utilize. We used borrowings under our existing line of credit to fund the purchase price. The purposes of the acquisition were to continue employment of Osborn drivers and continue dry-van services for the Osborn customers.

On November 15, 2013, we acquired certain assets and assumed certain liability of N. Yanke Transfer Ltd. (“Yanke”) in Saskatchewan, Canada for $17.9 million.  We acquired property and equipment of $22.1 million, $0.2 million in parts inventory, paid $0.9 million in Canadian Goods and Services Tax (GST).  Additionally, we assumed and subsequently paid off $5.3 million in debt related to the equipment.  The property and equipment includes tractors, trailers, containers, and chassis that we intend to continue to utilize.  We used borrowings under our existing line of credit to fund the purchase price.  The purposes of the acquisition were to continue employment of Yanke drivers and continue dry-van services for the Yanke customers.

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

		December 31, 2013
	Gross carrying amount	Amortization period	Accumulated amortization
Amortizing intangible assets: Customer list	$494	4 years	$156

The additions to goodwill relate to the Houg, TCI, Osborn acquisitions of $1.0 million, $1.6 million, and $3.1 million respectively. The Houg related goodwill is tax deductible.

		Goodwill
	June 30, 2013	Current year additions	December 31, 2013
Asset based	$16,362	$5,956	$22,318
Asset light	$1,368	---	$1,368
Total Goodwill	$17,730	$5,956	$23,686

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

Business Overview

We are one of North America's twenty largest truckload carriers as measured by revenue. We generated $613.6 million in operating revenue during our fiscal year ended June 30, 2013. We provide asset-based dry van truckload carrier and rail services, asset-based temperature-controlled truckload carrier and rail services, and asset-light based services including brokerage services, LTL, and warehousing services. Through our asset-based and asset-light-based services, we are able to transport or arrange for transportation throughout the United States, Canada, and Mexico.

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

We believe our international operations offer an attractive business niche, and we plan to continue expanding our cross-border operations to take advantage of this opportunity. The additional complexity of and need to establish cross-border business partners and to develop strong organization and adequate infrastructure in Mexico affords some barriers to competition that are not present in traditional U.S. truckload services.

Recent Results of Operations

Our results of operations for the quarter ended December 31, 2013, compared to the same period in 2012 are:

•	Freight revenue increased to $157.2 million from $116.8 million;
•	Net income decreased to $5.1 million from $7.4 million; and
•	Net income per diluted share decreased to $0.22 from $0.32.

In the December 2013 quarter, average revenue per loaded mile increased 3.8% from the December 2012 quarter.  In addition to this increase, average revenue per seated tractor per week increased 2.3% in the December 2013 quarter, while average miles per seated tractor remained flat from the December 2012 quarter. We believe that we are making considerable improvements to our freight mix and our pricing strategy through recent acquisitions and international expansion.

Our average seated line haul tractors increased to 3,418 tractors in the quarter ended December 31, 2013, compared to 2,698 tractors for the same period a year ago. The net change of 720 units is comprised of a 258-unit increase in independent contractor tractors, and a 462-unit increase in company tractors, mainly attributable our recent acquisitions. The number of tractors operated by independent contractors increased 55.8% from a year ago, and now represents 21.1% of our total fleet.

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

Results of Operations

The following table sets forth the percentage relationship of expense items to freight revenue for the periods indicated:

	Three months ended		Six months ended
	December 31,		December 31,
	2013	2012	2013	2012

Operating revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages, and employee benefits	27.8%	28.1%	27.3%	27.2%
Fuel	22.6%	24.6%	21.8%	24.5%
Purchased transportation	23.6%	19.3%	23.7%	18.9%
Revenue equipment rentals	0.8%	1.1%	0.9%	1.2%
Operations and maintenance	6.0%	5.2%	6.2%	5.2%
Insurance and claims	2.4%	2.7%	2.4%	2.5%
Depreciation and amortization	8.2%	6.5%	8.3%	7.4%
Communications and utilities	0.8%	0.9%	0.8%	0.9%
Operating taxes and licenses	1.7%	1.7%	1.6%	1.7%
General and other operating	1.5%	1.4%	1.4%	1.3%
Total operating expenses	95.4%	91.5%	94.4%	90.8%

Operating income	4.6%	8.5%	5.6%	9.2%

Other expense (incomes)	0.6%	0.6%	0.6%	0.8%

Income before income taxes	4.0%	7.9%	5.0%	8.4%
Provision for income taxes	1.4%	2.9%	1.8%	3.2%

Net income	2.6%	5.0%	3.2%	5.2%

	Three months ended		Six months ended
	December 31,		December 31,
	2013	2012	2013	2012

Freight revenue(1)	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages, and employee benefits	34.3%	35.6%	33.6%	34.3%
Fuel(1)	4.7%	4.4%	3.7%	4.8%
Purchased transportation	29.0%	24.5%	29.2%	23.9%
Revenue equipment rentals	1.0%	1.4%	1.1%	1.5%
Operations and maintenance	7.4%	6.6%	7.7%	6.6%
Insurance and claims	2.9%	3.4%	2.9%	3.1%
Depreciation and amortization	10.1%	8.2%	10.3%	9.3%
Communications and utilities	0.9%	1.2%	0.9%	1.1%
Operating taxes and licenses	2.1%	2.1%	2.1%	2.1%
General and other operating	1.9%	1.8%	1.7%	1.7%
Total operating expenses	94.3%	89.2%	93.2%	88.4%

Operating income	5.7%	10.8%	6.8%	11.6%

Other expense (income)	0.7%	0.8%	0.7%	1.0%

Income before income taxes	5.0%	10.0%	6.1%	10.6%
Provision for income taxes	1.7%	3.7%	2.2%	4.0%

Net income	3.3%	6.3%	3.9%	6.6%

(1)
Freight revenue is total revenue less fuel surcharges. In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense. Fuel surcharges were $36.4 million and $31.3 million for the second quarter of fiscal 2014 and 2013, respectively, and $69.5 million and $62.5 million for the six months ended December 31, 2013 and 2012, respectively. Freight revenue is not a recognized measure under GAAP and should not be considered an alternative to or superior to other measures derived in accordance with GAAP. We believe our presentation of freight revenue and our discussion of various expenses as a percentage of freight revenue is a useful way to evaluate our core operating performance.

Comparison of Three Months Ended December 31, 2013 to Three Months Ended December 31, 2012

Total revenue increased by $45.5 million, or 30.7%, to $193.6 million for the second quarter of fiscal 2014, from $148.1 million for the second quarter of fiscal 2013.  Freight revenue increased by $40.4 million, or 34.6%, to $157.2 million for the second quarter of fiscal 2014, from $116.8 million for the second quarter of fiscal 2013. This increase was attributable to an increase in loaded miles to 78.4 million for the second quarter of fiscal 2014 from 62.8 million in the second quarter of fiscal 2013, in addition to an increase to revenue per loaded mile to $1.632 for the second quarter of fiscal 2014 from $1.571 for the second quarter of fiscal 2013. The increase in loaded miles was also the result of an increase in average seated line-haul tractors to 3,418 in the second quarter of fiscal 2014, from 2,698 in the second quarter of fiscal 2013. This increase is attributable to improved driver recruiting efforts, including the addition of new drivers from our driving school, and as a result of the integration of fleets we have acquired. Miles per seated truck remained flat over the second quarter of fiscal 2013. This combination of factors resulted in a slight increase in average revenue per seated tractor per week, which is our primary measure of asset productivity, of $2,880 in the second quarter of fiscal 2014, from $2,815 for the second quarter of fiscal 2013.

Revenue for our asset-light-based segment increased to $12.6 million in the second quarter of fiscal 2014 from $10.7 million in the second quarter of fiscal 2013, primarily based on increases in our warehousing and LTL revenues. We expect our asset-light business to sustain moderate revenue growth going forward.

Fuel surcharge revenue increased to $36.4 million in the second quarter of fiscal 2014 from $31.3 million for the second quarter of fiscal 2013 primarily based on an increase in loaded miles.

Salaries, wages, and employee benefits were $53.9 million, or 27.8% of total revenue and 34.3% of freight revenue, for the second quarter of fiscal 2014, compared to $41.6 million, or 28.1% of total revenue and 35.6% of freight revenue, for the second quarter of fiscal 2013. The increase in absolute dollars was the result of an increase in driver wages attributable to increased average seated tractor count and increased company miles. Administrative wages also increased primarily as a result of retaining additional administrative personnel in connection with our recent acquisitions. As we complete the integration of our latest acquisitions, we expect to reduce administrative redundancies and associated costs. Increased recruiting expenses were due primarily to the driving school and other recruitment efforts. We expect the completion of our driving school to result in reduced recruiting expenses in the future. The decrease in salaries, wages, and employee benefits as a percentage of revenue is partially attributable to the increase in independent contractors as a percentage of our total fleet and a reduction in expenses related to our driving school compared to the second quarter of fiscal 2013.  Increasing independent contractor capacity has shifted (and assuming all other factors remain equal, is expected to continue to shift) expenses to the purchased transportation line item with offsetting reductions in employee driver wages and related expenses, net of fuel (as independent contractors generate fuel surcharge revenue, while the related cost of their fuel is included with their compensation in purchased transportation), maintenance, and capital costs.

Fuel expenses, without reduction for fuel surcharge revenue, increased to $43.7 million, or 22.6% of total revenue, for the second quarter fiscal 2014, compared to $36.4 million, or 24.6% of total revenue, for the second quarter fiscal 2013. Fuel expenses, net of fuel surcharge revenue, increased to $7.3 million, or 4.7% of freight revenue, for the second quarter of fiscal 2014, compared to $5.1 million, or 4.4% of freight revenue, for the second quarter of fiscal 2013. These increases were attributable to an increase in total miles in the fiscal 2014 period compared to the fiscal 2013 period offset by a decrease in the weekly on-highway diesel prices of $0.15 per gallon, from $4.02 to $3.87. Integration of our latest acquisitions also contributed to increased fuel expenses during the quarter, as we experienced significant empty miles for tractors we acquired. Furthermore, much of the revenue equipment obtained through our recent acquisitions is not equipped with anti-idling devices or other fuel efficiency enhancing devices. We expect that increased fuel expenses due to integration of recently acquired fleets will be diminished in the future. We also expect that our continued efforts to reduce idling, our operation of more fuel-efficient tractors, and our use of aerodynamic trailer skirts will continue to have a positive impact on our miles per gallon. However, we expect this positive impact to be partially offset by lower fuel economy on EPA-mandated new engines and use of more costly ultra-low sulfur diesel fuel.

Purchased transportation increased to $45.6 million, or 23.6% of total revenues and 29.0% of freight revenue, for the second quarter of fiscal 2014, from $28.6 million, or 19.3% of total revenue and 24.5% of freight revenue, for the second quarter of fiscal 2013. The increase is primarily related to increases in our independent contractor expense due to an increase in independent contractor miles for the fiscal 2014 period compared to the fiscal 2013 period.  We also had increases in intermodal rail expense and third party LTL expense resulting from increased use of these services. Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile. We expect purchased transportation to increase as we increase the number of independent contractors in our fleet and continue to increase our purchased transportation for brokerage and intermodal transportation.

Operations and maintenance increased to $11.7 million, or 6.0% of total revenue and 7.4% of freight revenue, for the second quarter of fiscal 2014, from $7.7 million, or 5.2% of total revenue and 6.6% of freight revenue, for the second quarter of fiscal 2013. Operations and maintenance consist of direct operating expense, maintenance, and tire expense. These increases in the second quarter of fiscal 2014 are primarily related to increased total miles, the maintenance requirements of equipment added due to acquisitions, and increased maintenance costs for the emission reduction systems on our newer tractors. We believe the maintenance costs associated with equipment acquired through our acquisitions will decrease as we replace this equipment with new equipment or underutilized equipment from our existing fleet.  However, we expect operations and maintenance expense to increase as the average age of our fleet ages.

Insurance and claims expense increased to $4.6 million, or 2.4% of total revenue and 2.9% of freight revenue, for the second quarter of fiscal 2014, from $4.0 million, or 2.7% of total revenue and 3.4% of freight revenue, for the second quarter of fiscal 2013.  Insurance consists of premiums for liability, physical damage, cargo damage, and workers' compensation insurance, in addition to claims expense.  Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume.  We anticipate insurance and claims expense will vary based primarily on the frequency and severity of claims, the level of self-retention, and the premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to $15.9 million, or 8.2% of total revenue and 10.1% of freight revenue, for the second quarter of fiscal 2014, compared to $9.5 million, or 6.4% of total revenue and 8.2% of freight revenue, for the second quarter of fiscal 2013. These increases were primarily attributable to an increase in owned tractors and a reduction in gain on sale of equipment in the second quarter of fiscal 2014, which included expenses to prepare the equipment for sale. We expect some of these expenses to persist going forward as we prepare to replace equipment obtained through our recent acquisitions. Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of income in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases. Considering our current position in our tractor and trailer refresh cycle, we expect minimal gains from the sale of equipment for the remainder of fiscal 2014. Accordingly, we expect our depreciation and amortization to increase versus the prior year period.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses. Accordingly, we have not provided a detailed discussion of such expenses.

Income taxes decreased to $2.7 million, with an effective tax rate of 34.6%, for the second quarter of fiscal 2014, from $4.4 million, with an effective tax rate of 37.1%, for the second quarter of fiscal 2013. The decrease is related primarily to the reduction in income before tax expense.  Furthermore, the effective tax rate applicable to our foreign operations is lower than that of the United States. As our percentage of income attributable to foreign income changes, our total income tax effective rate will also change. We expect that the continued growth of our international operations will produce a slight reduction in our effective tax rate for this reason.

Comparison of Six Months Ended December 31, 2013 to Six Months Ended December 31, 2012

Total revenue increased by $67.3 million, or 22.3%, to $368.7 million for the six months ended December 31, 2013, (“the fiscal 2014 period”), from $301.4 million for the six months ended December 31, 2012, (“the fiscal 2013 period”).  Freight revenue increased by $60.3 million, or 25.2%, to $299.2 million for the fiscal 2014 period, from $238.9 million for the fiscal 2013 period. This increase was attributable to an increase in loaded miles to 150.1 million for the fiscal 2014 period from 128.9 million in the fiscal 2013 period, in addition to an increase to revenue per loaded mile to $1.615 for the fiscal 2014 period from $1.567 for the fiscal 2013 period. The increase in loaded miles was also the result of an increase in average seated line-haul tractors to 3,221 in the fiscal 2014 period, from 2,717 in the fiscal 2013 period, with the increase being attributable to improved driver recruiting efforts, including the addition of drivers as a result of our driving school, and the integration of new fleets as the result of recent acquisitions. Miles per seated truck remained flat over the fiscal 2013 period. This combination of factors resulted in a slight increase in average revenue per seated tractor per week, which is our primary measure of asset productivity, of $2,896 in the fiscal 2014 period, from $2,858 for the fiscal 2013 period.

Revenue for our asset-light segment increased to $25.0 million in the fiscal 2014 period from $21.5 million in the fiscal 2013 period based on increases in our warehousing and LTL revenues. We expect our asset-light business to sustain moderate revenue growth going forward.

Fuel surcharge revenue increased to $69.5 million in the fiscal 2014 period from $62.5 million for the fiscal 2013 period due to an increase in loaded miles.

Salaries, wages, and employee benefits were $100.6 million, or 27.3% of total revenue and 33.6% of freight revenue, for the fiscal 2014 period, compared to $82.0 million, or 27.2% of total revenue and 34.3% of freight revenue, for the fiscal 2013 period. The increase in absolute dollars was the result of an increase in administrative wages, driver wages, and increased recruiting expense.  Driver wage increases are attributable to increased average seated tractor count and increased company miles.  Administrative wages also increased primarily as a result of the addition of administrative employees through our recent acquisitions. As we complete the integration of our latest acquisitions, we expect to reduce administrative redundancies and associated costs. Increased recruiting expenses were due primarily to the driving school and other recruitment efforts. Despite the absolute increase in independent contractors, our acquisitions during the fiscal 2014 period caused independent contractors as a percentage of our fleet to increase only slightly during the fiscal 2014 period. However, increasing independent contractor capacity has shifted (and assuming all other factors remain equal, is expected to continue to shift) expenses to the purchased transportation line item with offsetting reductions in employee driver wages and related expenses, net of fuel (as independent contractors generate fuel surcharge revenue, while the related cost of their fuel is included with their compensation in purchased transportation), maintenance, and capital costs.

Fuel expenses, without reduction for fuel surcharge revenue, increased to $80.4 million, or 21.8% of total revenue, for the fiscal 2014 period, compared to $73.9 million, or 24.5% of total revenue, for the fiscal 2013 period. Fuel expenses, net of fuel surcharge revenue, decreased to $11.0 million, or 3.7% of freight revenue, for the fiscal 2014 period, compared to $11.4 million, or 4.8% of freight revenue, for the fiscal 2013 period. Fuel expense was affected by an increase in total miles in the fiscal 2014 period compared to the fiscal 2013 period offset by a decrease in the weekly on-highway diesel prices of $0.10 per gallon, from $3.99 to $3.89.  While total miles and average fuel cost will affect both fuel expense and surcharge revenue, the impact on each is not always proportional, thus resulting in an increase to each but a decrease in the net fuel expense. We expect that our continued efforts to replace less efficient equipment obtained through acquisitions, reduce idling as weather conditions improve, operate more fuel-efficient tractors, and utilize aerodynamic trailer skirts will continue to have a positive impact on our miles per gallon. However, we expect this positive impact to be partially offset by lower fuel economy on EPA-mandated new engines and use of more costly ultra-low sulfur diesel fuel.

Purchased transportation increased to $87.3 million, or 23.7% of total revenues and 29.2% of freight revenue, for the fiscal 2014 period, from $57.0 million, or 18.9% of total revenue and 23.9% of freight revenue, for the fiscal 2013 period. The increase is primarily related to increases in our independent contractor expense due to an increase in independent contractor miles for the fiscal 2014 period compared to the fiscal 2013 period.  We also had increases in intermodal rail expense and third party LTL expense. Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile. We expect purchased transportation to increase as both the number of independent contractors in our fleet and our purchased transportation for brokerage and intermodal transportation continue to increase.

Operations and maintenance increased to $22.9 million, or 6.2% of total revenue and 7.7% of freight revenue, for the fiscal 2014 period, from $15.8 million, or 5.2% of total revenue and 6.6% of freight revenue, for the fiscal 2013 period. Operations and maintenance consist of direct operating expense, maintenance, and tire expense. These increases in the fiscal 2014 period are primarily related to increases in costs associated with maintenance of tractors and equipment added due to acquisitions. We believe the maintenance costs associated with equipment acquired through our acquisitions will decrease as we replace this equipment with new equipment or underutilized equipment from our existing fleet. However, we also expect operations and maintenance expense to increase as the average age of our fleet continues to increase.

Insurance and claims expense increased to $8.7 million, or 2.4% of total revenue and 2.9% of freight revenue, for the fiscal 2014 period, from $7.5 million, or 2.5% of total revenue and 3.1% of freight revenue, for the fiscal 2013 period.  Insurance consists of premiums for liability, physical damage, cargo damage, and workers' compensation insurance, in addition to claims expense.  Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume.  We anticipate insurance and claims expense will vary based primarily on the frequency and severity of claims, the level of self-retention, and the premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to $30.8 million, or 8.3% of total revenue and 10.3% of freight revenue, for the fiscal 2014 period, compared to $22.2 million, or 7.4% of total revenue and 9.3% of freight revenue, for the fiscal 2013 period. These increases were primarily attributable to an increase in owned tractors and a reduction in gain on sale of equipment in the fiscal 2014 period, which included expenses to prepare the equipment for sale.  We expect some of these expenses to persist going forward as we prepare to replace equipment obtained through our recent acquisitions. Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of income in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases. We expect minimal gains from the sale of equipment for the remainder of fiscal 2014 given our current position in our tractor and trailer refresh cycle. Accordingly, depreciation and amortization should increase versus the prior year period.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses. Accordingly, we have not provided a detailed discussion of such expenses.

Income taxes decreased to $6.7 million, with an effective tax rate of 36.4%, for the fiscal 2014 period, from $9.7 million, with an effective tax rate of 38.3%, for the fiscal 2013 period. The decrease is related primarily to the reduction in income before tax expense.  Furthermore, the effective rate in foreign countries is lower than that in the United States, therefore as our percentage of income attributable to foreign income changes, our total income tax effective rate will also change.

Liquidity and Capital Resources

Trucking is a capital-intensive business. We require cash to fund our operating expenses (other than depreciation and amortization), to make capital expenditures and acquisitions, and to repay debt, including principal and interest payments. Other than ordinary operating expenses, we anticipate that capital expenditures for the acquisition of revenue equipment will constitute our primary cash requirement over the next twelve months as we replace older equipment obtained through acquisitions. Although we expect to reduce the frequency of our acquisitions in the near future as we focus on integrating recently acquired fleets, we will continue to consider potential acquisitions. If we were to consummate an acquisition, our cash requirements would increase and we may have to modify our expected financing sources for the purchase of tractors. Subject to any required lender approval, we may make acquisitions in the future.  Our principal sources of liquidity are cash generated from operations, bank borrowings, capital and operating lease financing of revenue equipment, and proceeds from the sale of used revenue equipment. At December 31, 2013, our total balance sheet debt, including capital lease obligations and long term debt, was $355.1 million, compared to $294.4 million at June 30, 2013.

As of December 31, 2013, we had a capital commitment for revenue equipment of $9.3 million for delivery through fiscal 2014. These capital commitments are amounts before considering the proceeds of equipment dispositions. In fiscal 2014, we expect to purchase our new tractors with both cash and off-balance sheet operating leases and our new trailers with off-balance sheet operating leases.

In May 2013, we increased our credit facility and extended the maturity.  At December 31, 2013, we were authorized to borrow up to $200.0 million under this credit facility, which expires May 2018. The applicable interest rate under this agreement is based on either a base rate equal to Bank of America, N.A.'s prime rate or LIBOR plus an applicable margin between 0.75% and 1.375% that is adjusted quarterly based on our lease adjusted total debt to EBITDAR ratio. At December 31, 2013, we had $149.7 million in outstanding borrowings related to our credit facility and $0.8 million utilized for letters of credit. The agreement is collateralized by the assets of all the U.S. subsidiaries of the Company. We are obligated to comply with certain financial covenants under our credit agreement and we were in compliance with these covenants at December 31, 2013. We believe that our reduced need for capital expenditures in the near future will allow us to make reductions in our outstanding debt going forward.

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

Cash Flows

Net cash provided by operations for the six months ended December 31, 2013 was $37.1 million, compared to cash provided by operations of $47.7 million for the six months ended December 31, 2012. Cash provided by operations decreased primarily due to the increase in trade receivables, the decrease in net income, and the effect of deferred taxes on cash flow. Offsetting these decreases in operating cash flows were decreases in gain on sale, increases in depreciation, and a decrease in tax receivable.

Net cash used in investing activities was $62.2 million for the six months ended December 31, 2013, compared to net cash used in investing activities of $53.8 million for the six months ended December 31, 2012. Cash used in investing activities includes the net cash effect of acquisitions and dispositions of revenue equipment during each period. Capital expenditures for property and equipment totaled $44.8 million for the six months ended December 31, 2013, and $90.9 million for the six months ended December 31, 2012. We generated proceeds from the sale of property and equipment of $23.3 million and $69.7 million for the six months ended December 31, 2013, and December 31, 2012, respectively.  Net cash paid for acquisitions was $40.7 million for the six months ended December 31, 2013, and $32.6 million for the six months ended December 31, 2012.

Net cash provided by financing activity was $39.0 million for the six months ended December 31, 2013, compared to a net amount used of $19.7 million for the six months ended December 31, 2012. The increase in cash provided by financing activities was primarily due to an increase in proceeds from bank borrowings. Financing activity represents borrowings (new borrowings, net of repayment) and payments of the principal component of capital lease obligations.

Cash dividends paid for the three months ended December 31, 2013, was approximately $0.5 million, or $0.02 per share. We currently expect to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

Contractual Obligations

As of December 31, 2013, our operating leases, capitalized leases, other debts, and future commitments have stated maturities or minimum annual payments as follows:

	Annual Cash Requirements
	As of December 31, 2013
	(in thousands)
	Payments Due by Period
		Less			More
		than	1-3	3-5	than
	Total	1 year	years	Years	5 years

Operating leases	$22,979	$2,916	$11,839	$4,394	$3,830
Lease residual value guarantees	22,611	7,129	5,537	5,988	3,957
Capital leases(1)	214,306	51,613	65,474	46,682	50,537
Long-term debt(1)	151,908	---	151,908	---	---
Sub total	$411,804	$61,658	$234,758	$57,064	$58,324

Future purchase of revenue equipment	$9,300	$9,300	---	---	---
Employment and consulting agreements(2)	300	300	---	---	---
Standby letters of credit	840	840	---	---	---

Total	$422,244	$72,098	$234,758	$57,064	$58,324

(1)	Includes interest
(2)	The amounts reflected in the table do not include amounts that could become payable to our Chairman under certain circumstances if their employment by the Company is terminated.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for our revenue equipment. Our operating leases include some under which we do not guarantee the value of the asset at the end of the lease term ("walk-away leases") and some under which we do guarantee the value of the asset at the end of the lease term ("residual value"). Therefore, we are subject to the risk that equipment values may decline, in which case we would suffer a loss upon disposition and be required to make cash payments because of the residual value guarantees. We were obligated for residual value guarantees related to operating leases of $22.6 million at December 31, 2013, compared to $22.7 million at December 31, 2012. We believe that any residual payment obligations will be satisfied by the value of the related equipment at the end of the lease. To the extent the expected value at the lease termination date is lower than the residual value guarantee we would accrue for the difference over the remaining lease term. We anticipate that going forward, we will use a combination of cash generated from operations and operating leases to finance tractor purchases and operating leases to finance trailer purchases.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes. Management bases it estimates on historical experience and various other assumptions believed to be reasonable. These estimates are based on management’s best knowledge of current events and actions that affect, or could affect, our financial statements materially and involve a significant level of judgment by management. The accounting policies we deem most critical include revenue recognition, allowance for doubtful accounts, depreciation, claims accrual, and accounting for income taxes. There have been no significant changes to our critical accounting policies and estimates during the three months ended December 31, 2013, compared to those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” included in our 2013 Annual Report on Form 10-K.

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

Interest Rate Risk. We are exposed to interest rate risk principally from our primary credit facility. The credit facility carries a variable interest rate equal to either Bank of America, N.A.'s prime rate or LIBOR plus an applicable margin between 0.75% and 1.375% that is adjusted quarterly based on the Company's lease adjusted total debt to EBITDAR ratio.  At December 31, 2013, the interest rate for revolving borrowings under our credit facility was 0.92%.  At December 31, 2013, we had $149.7 million variable rate term loan borrowings outstanding under the credit facility.  A hypothetical 0.25% increase in the bank's base rate and LIBOR would be immaterial to our net income.

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

Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third party transactions. At December 31, 2013, we had outstanding foreign exchange derivative contracts in notional amounts of $2.9 million with a fair value of these contracts being approximately $0.1 million more than the original contract value. Derivative gains/(losses), initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.

Assuming revenue and expenses for our Canadian operations are identical to that in the six months ended December 31, 2013 (both in terms of amount and currency mix), we estimate that a $0.01 decrease in the Canadian dollar exchange rate would reduce our annual net income by approximately $138,000. Also, we estimate that a $0.01 decrease in the Mexican peso exchange rate would reduce our annual net income by approximately $199,000.

Commodity Price Risk. Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability.  Fuel is subject to economic, political, and market factors that are outside of our control. We believe fuel surcharges are effective at mitigating most, but not all, of the risk of high fuel price because we do not recover the full amount of fuel price increases. In fiscal 2013, we entered into contracts to hedge up to 0.1 million gallons per month ending on December 31, 2013.  This represented approximately 4.0% of our monthly projected fuel requirements through December 2013.  At December 31, 2013, we had no outstanding contracts in place for the hedging of fuel.  Derivative gains or losses, initially reported as a component of other comprehensive income, were reclassified to earnings in the period when the forecasted transaction affected earnings. Based on our expected fuel consumption for fiscal 2014, a 10.0% change in the related price of heating oil or diesel per gallon would not have a material financial impact, assuming no further changes to our fuel hedging program or our fuel surcharge recovery.

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

4.4	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on January 31, 2008.)
10.1	Service Agreement dated December 11, 2013 between the Company and Stephen Russell.*
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company's Principal Executive Officer.*
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by William E. Meek, the Company's Principal Financial Officer.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, by Paul A. Will, the Company's Chief Executive Officer.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by William E. Meek, the Company's Chief Financial Officer.*
101.INS**	XBRL Instance Document.*
101.SCH**	XBRL Taxonomy Extension Schema Document.*
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be "furnished" and not "filed."

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
Date: February 10, 2014

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

4.4	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on January 31, 2008.)
10.1	Service Agreement dated December 11, 2013 between the Company and Stephen Russell.*
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company's Principal Executive Officer.*
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by William E. Meek, the Company's Principal Financial Officer.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, by Paul A. Will, the Company's Chief Executive Officer.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by William E. Meek, the Company's Chief Financial Officer.*
101.INS**	XBRL Instance Document.*
101.SCH**	XBRL Taxonomy Extension Schema Document.*
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be "furnished" and not "filed."