Form 10-Q
period 2014-03-31
CELADON GROUP INC
filed 2014-05-12
CIK 865941

[UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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
Yes [ ] No [X]

As of May 5, 2014 (the latest practicable date), 23,458,678 shares of the registrant's common stock, par value $0.033 per share, were outstanding.

CELADON GROUP, INC.

Index to

March 31, 2014 Form 10-Q

PART I.                 FINANCIAL INFORMATION

Item I.                 Financial Statements

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Dollars and shares in thousands except per share amounts)
(Unaudited)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2014	2013	2014	2013

REVENUE:
Freight revenue	$155,552	$118,736	$454,750	$357,647
Fuel surcharge revenue	37,676	30,902	107,176	93,400
Total revenue	193,228	149,638	561,926	451,047

OPERATING EXPENSES:
Salaries, wages, and employee benefits	52,948	40,334	153,506	122,373
Fuel	46,782	35,808	127,304	109,682
Purchased transportation	43,263	32,814	130,606	89,789
Revenue equipment rentals	1,760	1,653	4,989	5,303
Operations and maintenance	14,449	7,912	37,375	23,691
Insurance and claims	5,617	3,495	14,352	10,984
Depreciation and amortization	13,568	13,796	44,417	36,004
Communications and utilities	1,837	1,382	4,676	4,023
Operating taxes and licenses	3,414	2,660	9,539	7,758
General and other operating	2,808	1,748	7,906	5,673
Total operating expenses	186,446	141,602	534,670	415,280

Operating income	6,782	8,036	27,256	35,767

Interest expense	1,357	1,080	3,844	3,743
Interest income	(4)	---	(8)	---
Other income, net	(300)	(400)	(701)	(679)
Income before income taxes	5,729	7,356	24,121	32,703
Income tax expense	2,247	2,978	8,947	12,683
Net income	$3,482	$4,378	$15,174	$20,020

Income per common share:
Diluted	$0.15	$0.19	$0.64	$0.86
Basic	$0.15	$0.19	$0.66	$0.89

Diluted weighted average shares outstanding	23,803	23,522	23,715	23,318
Basic weighted average shares outstanding	23,006	22,730	22,977	22,567

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2014	2013	2014	2013

Net Income	$3,482	$4,378	$15,174	$20,020
Other comprehensive income (loss):
Unrealized gain (loss) on fuel derivative instruments, net of tax	---	(49)	(45)	229
Unrealized gain (loss) on currency derivative instruments, net of tax	(30)	(44)	116	53
Foreign currency translation adjustments, net of tax	(2,837)	41	(3,849)	1,235
Total other comprehensive income (loss)	(2,867)	(52)	(3,778)	1,517
Comprehensive income	$615	$4,326	$11,396	$21,537

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2014 and June 30, 2013
(Dollars and shares in thousands except par value)

	(unaudited)
	March 31,	June 30,
ASSETS	2014	2013

Current assets:
Cash and cash equivalents	$4,635	$1,315
Trade receivables, net of allowance for doubtful accounts of $882 and $919 at March 31, 2014 and June 30, 2013, respectively	109,350	77,623
Prepaid expenses and other current assets	25,336	13,434
Tires in service	1,624	1,245
Equipment for resale	4,097	9,923
Income tax receivable	5,780	9,506
Deferred income taxes	4,096	4,342
Total current assets	154,918	117,388
Property and equipment	640,679	612,236
Less accumulated depreciation and amortization	138,158	115,366
Net property and equipment	502,521	496,870
Tires in service	2,300	1,785
Goodwill	23,679	17,730
Investment in joint venture	4,184	4,604
Other assets	4,045	2,785
Total assets	$691,647	$641,162

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$8,560	$10,401
Accrued salaries and benefits	10,839	11,197
Accrued insurance and claims	11,653	10,092
Accrued fuel expense	12,741	7,461
Other accrued expenses	35,105	20,070
Current maturities of capital lease obligations	56,259	25,669
Total current liabilities	135,157	84,890
Long-term debt	105,930	78,137
Capital lease obligations, net of current maturities	140,480	190,625
Deferred income taxes	71,176	61,821
Stockholders' equity:
Common stock, $0.033 par value, authorized 40,000 shares; issued and outstanding 23,959 and 23,887 shares at March 31, 2014 and June 30, 2013, respectively	791	788
Treasury stock at cost; 500 and 696 shares at March 31, 2014 and June 30, 2013, respectively	(3,453)	(4,811)
Additional paid-in capital	105,583	103,749
Retained earnings	145,023	131,224
Accumulated other comprehensive loss	(9,040)	(5,261)
Total stockholders' equity	238,904	225,689
Total liabilities and stockholders' equity	$691,647	$641,162

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended
	March 31,
	2014		2013

Cash flows from operating activities:
Net income		$15,174	$20,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		48,824	42,326
Gain on sale of equipment		(4,301)	(6,184)
Stock based compensation		1,508	3,315
Deferred income taxes		6,661	6,819
Provision for doubtful accounts		40	2
Changes in assets and liabilities:
Trade receivables		(24,794)	2,289
Income taxes payable		3,338	(406)
Tires in service		(900)	2,708
Prepaid expenses and other current assets		(7,920)	(3,048)
Other assets		1,187	(4,170)
Accounts payable and accrued expenses		2,749	1,151
Net cash provided by operating activities		41,566	64,822

Cash flows from investing activities:
Purchase of property and equipment		(59,707)	(151,876)
Proceeds on sale of property and equipment		75,681	88,183
Purchase of businesses, net of cash		(40,431)	(32,280)
Net cash used in investing activities		(24,457)	(95,973)

Cash flows from financing activities:
Proceeds from bank borrowings and debt		252,660	317,745
Payments on bank borrowings and debt		(246,779)	(252,973)
Dividends paid		(1,375)	(1,348)
Principal payments under capital lease obligations		(19,555)	(63,742)
Proceeds from issuance of stock		1,686	1,828
Net cash provided by (used in) financing activities		(13,363)	1,510
Effect of exchange rates on cash and cash equivalents		(426)	524
Increase (decrease) in cash and cash equivalents		3,320	(29,117)
Cash and cash equivalents at beginning of period		1,315	33,646
Cash and cash equivalents at end of period		$4,635	$4,529
Supplemental disclosure of cash flow information:
Interest paid		$3,844	$3,738
Income taxes paid		$3,309	$4,620
Lease obligation incurred in the purchase of equipment	$	---	$45,804

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
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

2.           Earnings Per Share (in thousands, except per share data)

A reconciliation of the basic and diluted earnings per share is as follows:

	Three months ended March 31,		Nine months ended March 31,
	2014	2013	2014	2013

Weighted average common shares outstanding – basic	23,006	22,730	22,977	22,567
Dilutive effect of stock options and unvested restricted stock units	797	792	738	751
Weighted average common shares outstanding – diluted	23,803	23,522	23,715	23,318

Net income	$3,482	$4,378	$15,174	$20,020
Earnings per common share
Diluted	$0.15	$0.19	$0.64	$0.86
Basic	$0.15	$0.19	$0.66	$0.89

Certain shares of common stock were excluded from the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive. A summary of those options follows:

	Three months ended March 31,		Nine months ended March 31,

	2014	2013	2014	2013

Number of anti-dilutive shares	---	---	---	54

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

3.           Stock Based Compensation

The following table summarizes the components of our stock based compensation program expense (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2014	2013	2014	2013

Stock compensation expense for options, net of forfeitures	$25	$70	$148	$384
Stock compensation for restricted stock, net of forfeitures	430	428	1,360	2,935
Stock compensation expense for stock appreciation rights	---	---	---	(4)
Total stock compensation expense	$455	$498	$1,508	$3,315

As of March 31, 2014, we had approximately $0.1 million of unrecognized compensation cost related to unvested options granted under our 2006 Omnibus Incentive Plan, as amended (the "2006 Plan"). This cost is expected to be recognized over a weighted-average period of 0.8 years and a total period of 0.8 years.

A summary of the award activity of our stock option plans as of March 31, 2014, and changes during the period then ended is presented below:

Options	Option Totals	Weighted-Average Exercise Price per Share

Outstanding at July 1, 2013	1,148,790	$10.76
Granted	---	---
Exercised	(133,192)	$12.50
Forfeited or expired	(8,500)	$13.88
Outstanding at March 31, 2014	1,007,098	$10.50
Exercisable at March 31, 2014	967,848	$10.47

We also have approximately $6.3 million of unrecognized compensation expense related to restricted stock awards, which is anticipated to be recognized over a weighted-average period of 3.2 years and a total period of 4.9 years.  A summary of the restricted stock award activity under the 2006 Plan as of March 31, 2014, and changes during the nine-month period is presented below:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value

Unvested at July 1, 2013	355,963	$15.75
Granted	148,500	$22.13
Vested and Issued	(129,533)	$14.75
Forfeited	(16,175)	$13.53
Unvested at March 31, 2014	358,755	$18.85

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

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

	Operating Revenues
	Three Months Ended March 31,		Nine Months Ended March 31,

	2014	2013	2014	2013

Asset-based	$180,260	$139,145	$523,925	$419,015
Asset-light	12,968	10,493	38,001	32,032
Total	$193,228	$149,638	$561,926	$451,047

	Operating Income
	Three Months Ended March 31,		Nine Months Ended March 31,

	2014	2013	2014	2013

Asset-based	$5,290	$7,279	$23,720	$33,070
Asset-light	1,492	757	3,536	2,697
Total	$6,782	$8,036	$27,256	$35,767

Information as to our operating revenue by geographic area is summarized below (in thousands). We allocate operating revenue based on country of origin of the tractor hauling the freight:

	Operating Revenues
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

United States	$154,071	$131,883	$454,494	$395,784
Canada	30,969	10,404	83,297	32,214
Mexico	8,188	7,351	24,135	23,049
Consolidated	$193,228	$149,638	$561,926	$451,047

5.           Income Taxes

During the three months ended March 31, 2014 and 2013, our effective tax rates were 39.2% and 40.5%, respectively.  During the nine months ended March 31, 2014 and 2013, our effective tax rates were 37.1% and 38.8%, respectively.  The change in the proportion of income from domestic and foreign sources affects our effective tax rate.  Additionally, income tax expense varies from the amount computed by applying the statutory federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Drivers may elect to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases our drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes.  As a result, salaries, wages and employee benefits are slightly lower, and our effective income tax rate is higher than the statutory rate.  Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases because aggregate per diem pay becomes smaller in relation to pre-tax income.  Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

We account for any uncertainty in income taxes by determining whether it is more likely than not that a tax position taken or expected to be taken in a tax return will be sustained upon examination by the appropriate taxing authority based on the technical merits of the position.  In that regard, we have analyzed filing positions in our federal and applicable state tax returns as well as in all open tax years.  The only periods subject to examination for our federal returns are the 2010 through 2012 tax years.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations and cash flows.  As of March 31, 2014, the Company recorded a $0.5 million liability for unrecognized tax benefits, a portion of which represents penalties and interest.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

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

Assets held under operating leases are not recorded on our balance sheet. We lease revenue and service equipment under noncancellable operating leases expiring at various dates through 2019.

Long-Term Debt

We had outstanding borrowings, excluding capital leases, of $105.9 million at March 31, 2014 compared to $29.3 million outstanding borrowings at June 30, 2013.

Future minimum lease payments relating to capital leases and to operating leases as of March 31, 2014 (in thousands):

	Capital Leases	Operating Leases
2015	$59,349	$18,860
2016	40,717	4,533
2017	12,857	2,535
2018	14,468	2,534
2019	43,119	14,958
Thereafter	36,418	---
Total minimum lease payments	206,928	$43,420
Less amounts representing interest	10,189
Present value of minimum lease payments	196,739
Less current maturities	56,259
Non-current portion	$140,480

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

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Level 3 – Unobservable inputs, only used to the extent that observable inputs are not available, reflect our assumptions about the pricing of an asset or liability.

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value as of March 31, 2014 and June 30, 2013 (in thousands).

			Level 1		Level 2		Level 3
	Balance at March 31, 2014	Balance at June 30, 2013	Balance at March 31, 2014	Balance at June 30, 2013	Balance at March 31, 2014	Balance At June 30, 2013	Balance at March 31, 2014	Balance at June 30, 2013

Foreign currency derivatives	46	(70)	---	---	46	(70)	---	---

Fuel derivatives	---	45	---	---	---	45	---	---

9.           Dividend

On January 30, 2014, we declared a cash dividend of $0.02 per share of common stock.  The dividend was payable to shareholders of record on April 4, 2014 and was paid on April 18, 2014.  Future payment of cash dividends, and the amount of any such dividends, will depend on our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

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

As of March 31, 2014, we had no future contracts pertaining to heating oil outstanding. Previously under such contracts, we would pay a fixed rate per gallon of heating oil and receive the monthly average price of New York heating oil per the NYMEX. We previously had done retrospective and prospective regression analyses that showed the changes in the prices of diesel fuel and heating oil were deemed to be highly effective based on the relevant authoritative guidance.  Accordingly, we had designated the respective hedges as cash flow hedges.

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

11.           Acquisitions

On August 26, 2013, we acquired certain assets and assumed certain liabilities of Houg, LLC (“Houg”) in Denver, CO. We acquired trade receivables of $2.3 million, property and equipment of $2.7 million, goodwill of $1.0 million, other assets of $0.3 million offset by $4.4 million in debt and $1.9 million of various liabilities. The property and equipment includes tractors and trailers that we intend to operate in the short term. We used borrowings under our existing line of credit to fund the purchase price. The purposes of the acquisition were to offer employment opportunities to Houg drivers and continue dry-van and temperature controlled services for the Houg customers.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

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

On September 13, 2013, we acquired the stock of TCI Logistics, Inc. (“TCI”) in Kernersville, NC for $2.9 million. TCI had trade receivables of $1.8 million, property and equipment of $4.0 million, goodwill of $1.6 million, cash and other assets of $0.6 million offset by debt of $4.0 million and $1.1 million of various liabilities. The property and equipment owned by TCI includes tractors and trailers that we intend to continue to utilize. We used borrowings under our existing line of credit to fund the purchase price. The purposes of the acquisition were to continue employment of TCI drivers and continue dry-van services for the TCI customers.

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

On November 1, 2013, we acquired the stock of Osborn Transportation, Inc. (“Osborn”) in Gadsden, AL for $21.0 million. Osborn had cash of $4.9 million, trade receivables of $3.9 million, prepaid expenses of $3.0 million, property and equipment of $11.2 million, goodwill of $3.1 million, and other assets of $1.1 million offset by debt of $2.0 million, deferred taxes of $2.6 million, and $1.6 million of various liabilities. The property and equipment owned by Osborn includes tractors and trailers that we intend to continue to utilize. We used borrowings under our existing line of credit to fund the purchase price. The purposes of the acquisition were to continue employment of Osborn drivers and continue dry-van services for the Osborn customers.

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

13.           Goodwill and Other Intangible Assets

The acquired intangible assets relate to customer relations acquired through acquisition in fiscal 2013.  There have been no additions to amortizable intangible assets in fiscal 2014. We did not have any amortizable intangible assets prior to fiscal 2013.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

	March 31, 2014
	Gross carrying amount	Amortization period	Accumulated amortization
Amortizing intangible assets: Customer list	$650	4 years	$203

The additions to goodwill relate to the Houg, TCI, Osborn acquisitions of $1.0 million, $1.6 million, and $3.1 million respectively. The Houg related goodwill is tax deductible.

	Goodwill
	June 30, 2013	Current year additions	March 31, 2014
Asset based	$16,362	$5,949	$22,311
Asset light	$1,368	---	$1,368
Total Goodwill	$17,730	$5,949	$23,679

14.           Sale of Lease Portfolio Assets

On March 31, 2014 we sold a portion of our independent contractor lease portfolio and associated assets to Element Financial Corporation (“Element”) for $52.6 million.  The portfolio was comprised of 588 leases and tractors with independent contractors in service with us and other partner carriers.  Under the agreement we will continue to service the lease contracts for the duration of each individual lease.  As part of the transaction, we have also entered into a Program Agreement with Element under which Element will provide financing for the renewal and expansion of the transportation assets operated by independent lessees under contract to Celadon.

15.           Reclassifications and Adjustments

Certain items in the prior year's consolidated financial statements have been reclassified to conform to the current presentation.

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Forward-Looking Statements

Except for certain historical information contained herein, this report contains certain statements that may be considered "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of revenues, earnings, cash flows, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed acquisition plans, new services, or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing.  In this Item 2, statements regarding our ability to contain and reduce administrative costs, our ability to reduce future fuel consumption, future purchased transportation expenses, future costs of maintenance and operations, future depreciation and gains on sale of equipment, future income tax rates, future insurance and claims expenses, expected capital expenditures, our future ability to fund operating expenses, and future sources of liquidity, among others, are forward-looking statements. Words such as "believe," "may," "could," "will," "expects," "hopes," "estimates," "projects," "intends," "anticipates," and "likely," and variations of these words, or similar expressions, terms, or phrases, are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks, assumptions, and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended June 30, 2013, along with any supplements in Part II below.

All such forward-looking statements speak only as of the date of this Quarterly Report.  You are cautioned not to place undue reliance on such forward-looking statements.  We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the our expectations with regard thereto or any change in the events, conditions, or circumstances on which any such statement is based.

References to the "Company," "we," "us," "our," and words of similar import refer to Celadon Group, Inc. and its consolidated subsidiaries.

Business Overview

We are one of North America's twenty largest truckload carriers as measured by revenue. We generated $613.6 million in operating revenue during our fiscal year ended June 30, 2013. We provide asset-based dry van truckload carrier and rail services, asset-based temperature-controlled truckload carrier and rail services, and asset-light services including brokerage services, LTL, and warehousing services. Through our asset and asset-light services, we are able to transport or arrange for transportation throughout the United States, Canada, and Mexico.

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

We believe our international operations offer an attractive business niche and we plan to continue expanding our cross-border operations to take advantage of this opportunity.  The additional complexity of operating internationally, establishing cross-border business partners, and the need to develop strong organization and adequate infrastructure in Mexico affords some barriers to competition that are not present in traditional U.S. truckload services.

Recent Results of Operations

Our results of operations for the three months ended March 31, 2014, compared to the same period in 2013 are:

•	Freight revenue increased 31.1% to $155.6 million from $118.7 million;
•	Net income decreased to $3.5 million from $4.4 million; and
•	Net income per diluted share decreased to $0.15 from to $0.19.

In the March 2014 quarter, average revenue per loaded mile increased 2.5% from the March 2013 quarter.  Revenue per seated tractor per week decreased 4.6% and average miles per seated tractor decreased 5.6% from the March 2013 quarter.

Our average seated line haul tractors increased to 3,440 tractors in the quarter ended March 31, 2014, compared to 2,624 tractors for the same period a year ago. The net change of 816 units is comprised of a 102-unit increase in independent contractor tractors, and a 714-unit increase in company tractors. The increase in company tractors was primarily driven by the integration of acquired company drivers from the prior period quarter.

To help offset the impact of the competitive market for drivers, we recently created a driver training school which, we believe allows us to train individuals who would have not participated in the driver market prior to going through our school. The school’s training program consists of a four-week classroom program and an additional six weeks of over-the-road training with a certified trainer.  After completion of this training, students typically receive their CDL license and are qualified to drive for us. Our driver school has increased the number of available drivers, and we have experienced reduced turnover associated with the drivers being trained through our driving school. We anticipate that the school will continue to have a significant positive impact on our seated truck count.

Revenue and Expenses

We primarily generate revenue by transporting freight for our customers. Generally, we are paid a predetermined rate per mile or per load for our services. We enhance our revenue by charging for tractor and trailer detention, loading and unloading activities, brokerage operations, and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel. The main factors that affect our revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, and the number of loaded miles we generate with our equipment. These factors relate to, among other things, the general level of economic activity in North America, inventory levels, specific customer demand, the level of capacity in the trucking industry, and our ability to attract and retain qualified drivers.

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

Results of Operations

The following table sets forth the percentage relationship of expense items to revenue for the periods indicated:

	Three months ended March 31,		Nine months ended March 31,
	2014	2013	2014	2013

Revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages, and employee benefits	27.4%	27.0%	27.3%	27.1%
Fuel	24.2%	23.9%	22.7%	24.3%
Purchased transportation	22.4%	21.9%	23.2%	19.9%
Revenue equipment rentals	0.9%	1.1%	0.9%	1.2%
Operations and maintenance	7.5%	5.3%	6.6%	5.3%
Insurance and claims	2.9%	2.3%	2.6%	2.4%
Depreciation and amortization	7.0%	9.2%	7.9%	8.0%
Communications and utilities	0.9%	0.9%	0.8%	0.9%
Operating taxes and licenses	1.8%	1.8%	1.7%	1.7%
General and other operating	1.5%	1.2%	1.4%	1.3%
Total operating expenses	96.5%	94.6%	95.1%	92.1%

Operating income	3.5%	5.4%	4.9%	7.9%

Other expense:
Interest expense	0.7%	0.7%	0.7%	0.8%
Other income (expense)	0.2%	0.2%	0.1%	0.2%

Income before income taxes	3.0%	4.9%	4.3%	7.3%
Provision for income taxes	1.2%	2.0%	1.6%	2.9%

Net income	1.8%	2.9%	2.7%	4.4%

	Three months ended March 31,		Nine months ended March 31,
	2014	2013	2014	2013

Freight revenue(1)	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages, and employee benefits	34.0%	34.0%	33.8%	34.2%
Fuel(1)	5.9%	4.1%	4.4%	4.5%
Purchased transportation	27.8%	27.6%	28.7%	25.1%
Revenue equipment rentals	1.1%	1.4%	1.1%	1.5%
Operations and maintenance	9.3%	6.7%	8.2%	6.6%
Insurance and claims	3.6%	2.9%	3.2%	3.1%
Depreciation and amortization	8.7%	11.6%	9.8%	10.1%
Communications and utilities	1.2%	1.2%	1.0%	1.1%
Operating taxes and licenses	2.2%	2.2%	2.1%	2.2%
General and other operating	1.8%	1.5%	1.7%	1.6%
Total operating expenses	95.6%	93.2%	94.0%	90.0%

Operating income	4.4%	6.8%	6.0%	10.0%

Other expense:
Interest expense	0.9%	0.9%	0.9%	1.1%
Other income (expense)	0.2%	0.3%	0.2%	0.2%

Income before income taxes	3.7%	6.2%	5.3%	9.1%
Provision for income taxes	1.5%	2.5%	2.0%	3.5%

Net income	2.2%	3.7%	3.3%	5.6%

(1)
Freight revenue is total revenue less fuel surcharges. In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense. Fuel surcharges were $37.7 million and $30.9 million for the third quarter of fiscal 2014 and 2013, respectively, and $107.2 million and $93.4 million for the nine months ended March 31, 2014 and 2013, respectively. Freight revenue is not a recognized measure under GAAP and should not be considered an alternative to or superior to other measures derived in accordance with GAAP. We believe our presentation of freight revenue and our discussion of various expenses as a percentage of freight revenue is a useful way to evaluate our core operating performance.

Comparison of Three Months Ended March 31, 2014 to Three Months Ended March 31, 2013

Total revenue increased by $43.6 million, or 29.1%, to $193.2 million for the third quarter of fiscal 2014, from $149.6 million for the third quarter of fiscal 2013.  Freight revenue increased by $36.9 million, or 31.1%, to $155.6 million for the third quarter of fiscal 2014, from $118.7 million for the third quarter of fiscal 2013. This increase was attributable to an increase in loaded miles to 77.1 million for the third quarter of fiscal 2014 from 63.1 million in the third quarter of fiscal 2013, in addition to an increase to revenue per loaded mile to $1.597 for the third quarter of fiscal 2014 from $1.558 for the third quarter of fiscal 2013. The increase in loaded miles was also the result of an increase in average seated line-haul tractors to 3,440 in the third quarter of fiscal 2014, from 2,624 in the third quarter of fiscal 2013. This increase is attributable to the integration of fleets we have acquired and improved driver recruiting efforts, including the addition of new drivers from our driving school. Miles per seated truck per week decreased from 2,080 miles in the third quarter of fiscal 2013 to 1,963 miles in the third quarter of fiscal 2014. This combination of factors resulted in a decrease in average revenue per seated tractor per week, which is our primary measure of asset productivity, of $2,752 in the third quarter of fiscal 2014, from $2,884 for the third quarter of fiscal 2013. Much of this reduction can be attributed to the extreme weather experienced in the third quarter of fiscal 2014, which resulted in greater fuel consumption and increased unpaid miles.

Revenue for our asset-light segment increased to $13.0 million in the third quarter of fiscal 2014 from $10.5 million in the third quarter of fiscal 2013 based on increases in our warehousing, brokerage, and LTL revenues.  We expect our asset-light business to sustain moderate revenue growth going forward.

Fuel surcharge revenue increased to $37.7 million in the third quarter of fiscal 2014 from $30.9 million for the third quarter of fiscal 2013 due to an increase in loaded miles offset by a decrease in the Department of Energy ("DOE") fuel prices, from which our fuel surcharge is calculated.

Salaries, wages, and employee benefits were $52.9 million, or 27.4% of total revenue and 34.0% of freight revenue, for the third quarter of fiscal 2014, compared to $40.3 million, or 27.4% of total revenue and 34.0% of freight revenue, for the third quarter of fiscal 2013. The increase in absolute dollars was the result of an increase in driver wages attributable to increased average seated tractor count and increased company miles. Administrative wages also increased primarily as a result of retaining additional administrative personnel in connection with our recent acquisitions. We expect to continue reducing these costs as we integrate the operations of fleets we have acquired. Increased recruiting expenses were due primarily to the completion and operation of the driving school and other recruitment efforts. We expect costs associated with the school to stabilize, although we are considering additional driver schools that would result in increased costs. The percentage of our fleet coming from independent contractors has shifted (and assuming all other factors remain equal, is expected to continue to shift) expenses to the purchased transportation line item with offsetting reductions in employee driver wages and related expenses, net of fuel (as independent contractors generate fuel surcharge revenue, while the related cost of their fuel is included with their compensation in purchased transportation), maintenance, and capital costs.

Fuel expenses, without reduction for fuel surcharge revenue, increased to $46.8 million, or 24.2% of total revenue, for the third quarter fiscal 2014, compared to $35.8 million, or 23.9% of total revenue, for the third quarter fiscal 2013. Fuel expenses, net of fuel surcharge revenue, increased to $9.1 million, or 5.9% of freight revenue, for the third quarter of fiscal 2014, compared to $4.9 million, or 4.1% of freight revenue, for the third quarter of fiscal 2013. These increases were attributable to an increase in total miles in the fiscal 2014 period compared to the fiscal 2013 period offset by a decrease in the weekly on-highway diesel prices of $0.066 per gallon, from $4.024 to $3.958. Equipment obtained through our recent acquisitions also contributed to an increase in fuel expenses during the quarter, as much of the revenue equipment obtained through our recent acquisitions is not equipped with anti-idling devices or other fuel efficiency enhancing devices. Extreme weather during the third quarter of fiscal 2014 also contributed to an increase in fuel expense, as it resulted in more idling of equipment for the comfort of our drivers. We believe that fuel usage will be positively impacted going forward as we replace the older, less fuel-efficient equipment obtained through our acquisitions with newer equipment. We also expect that our continued efforts to reduce idling, our operation of more fuel-efficient tractors, and our use of aerodynamic trailer skirts will continue to have a positive impact on our miles per gallon. However, we expect this positive impact to be partially offset by lower fuel economy on EPA-mandated new engines and use of more costly ultra-low sulfur diesel fuel.

Purchased transportation increased to $43.3 million, or 22.4% of total revenues and 27.8% of freight revenue, for the third quarter of fiscal 2014, from $32.8 million, or 21.9% of total revenues and 27.6% of freight revenue, for the third quarter of fiscal 2013. These increases are primarily related to an increase in our intermodal rail expense partially due to our Canadian acquisitions.  Our independent contractor expense increased due to an increase in independent contractor miles to 15.5 million in the third quarter of fiscal 2014 from 14.4 million in the third quarter of fiscal 2013.  Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile. We also had increases in dedicated services expense and third party less than truckload/brokerage expense. We expect purchased transportation to increase as we attempt to increase the number of independent contractors in our fleet and continue to increase our purchased transportation for brokerage and intermodal transportation.

Operations and maintenance increased to $14.4 million, or 7.5% of total revenue and 9.3% of freight revenue, for the third quarter of fiscal 2014, from $7.9 million, or 5.3% of total revenue and 6.7% of freight revenue, for the third quarter of fiscal 2013. Operations and maintenance consist of direct operating expense, maintenance, and tire expense. These increases in the third quarter of fiscal 2014 are primarily related to increased total miles, the maintenance requirements of equipment added due to acquisitions, and increased maintenance costs for the emission reduction systems on our newer tractors. Higher maintenance costs are associated with the overall age of our fleet, which has increased slightly due to the acquisition of older equipment and our current position in our equipment refresh cycle. We have approximately 400 tractors ordered to replace equipment acquired in acquisitions, and approximately 400 on order to begin to refresh our existing fleet. As we begin to refresh our fleet and replace older equipment we have acquired, we expect to see reductions in maintenance expenses.

Insurance and claims expense increased to $5.6 million, or 2.9% of total revenue and 3.6% of freight revenue, for the third quarter of fiscal 2014, from $3.5 million, or 2.3% of total revenue and 2.9% of freight revenue, for the third quarter of fiscal 2013. The increase in expense is primarily related to an increased number of claims.  Insurance consists of premiums for liability, physical damage, cargo damage, and workers' compensation insurance, in addition to claims expense. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume. We believe insurance and claims expense will vary based primarily on the frequency and severity of claims, the level of self-retention, and the premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased to $13.6 million, or 7.0% of total revenue or 8.7% of freight revenue, for the third quarter of fiscal 2014, compared to $13.8 million, or 9.2% of total revenue or 11.6% of freight revenue, for the third quarter of fiscal 2013. These decreases were related to a larger gain on sale of equipment for the 2014 quarter compared to the 2013 quarter, which include expenses to prepare the equipment for sale offset by increases due to additional acquisition units. Gain on sale also increased for the third quarter of fiscal 2014 as a result of the sale of a portion of our lease portfolio. We expect these expenses to persist going forward as we prepare to replace equipment obtained through our recent acquisitions and as we initiate a new refresh cycle for our existing fleet. Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of income in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases. We expect minimal gains on the sale of equipment for the remainder of fiscal 2014 and all of 2015 as we continue replacing old equipment. Accordingly, depreciation and amortization should increase versus the prior year period.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses. Accordingly, we have not provided a detailed discussion of such expenses.

Income taxes decreased to $2.2 million, with an effective tax rate of 39.2%, for the third quarter of fiscal 2014, from $3.0 million, with an effective tax rate of 40.5%, for the third quarter of fiscal 2013. The change in the proportion of income from domestic and foreign sources and per diem has some impact on our overall effective rate. Although our recent Canadian acquisitions have increased the amount of our operations conducted internationally, we expect our tax rate to remain at historical levels.

Comparison of Nine Months Ended March 31, 2014 to Nine Months Ended March 31, 2013

Total revenue increased by $110.9 million, or 24.6%, to $561.9 million for the nine months ended March 31, 2014, (“the fiscal 2014 period”), from $451.0 million for the nine months ended March 31, 2013, (“the fiscal 2013 period”).  Freight revenue increased by $97.2 million, or 27.2%, to $454.8 million for the fiscal 2014 period, from $357.6 million for the fiscal 2013 period. This increase was attributable to an increase in loaded miles to 227.2 million for the fiscal 2014 period from 192.0 million in the fiscal 2013 period, in addition to an increase to revenue per loaded mile to $1.609 for the fiscal 2014 period from $1.571 for the fiscal 2013 period. The increase in loaded miles was also the result of an increase in average seated line-haul tractors to 3,294 in the fiscal 2014 period, from 2,686 in the fiscal 2013 period, with the increase being attributable to improved driver recruiting efforts, including the addition of drivers as a result of our driving school, and the integration of several new fleets as the result of acquisitions made during the fiscal 2014 period. Miles per seated truck per week decreased from 2,054 in the fiscal 2013 period to 2,017 in the fiscal 2014 period. This combination of factors resulted in a slight decrease in average revenue per seated tractor per week, which is our primary measure of asset productivity, of $2,849 in the fiscal 2014 period, from $2,866 for the fiscal 2013 period.

Revenue for our asset-light segment increased to $38.0 million in the fiscal 2014 period from $32.0 million in the fiscal 2013 period based on increases in our LTL/brokerage and warehousing revenue.

Fuel surcharge revenue increased to $107.2 million in the fiscal 2014 period from $93.4 million for the fiscal 2013 period due to an increase in loaded miles offset by a decrease in the DOE fuel prices from which our fuel surcharge is calculated.

Salaries, wages, and employee benefits were $153.5 million, or 27.3% of total revenue and 33.8% of freight revenue, for the fiscal 2014 period, compared to $122.4 million, or 27.1% of total revenue and 34.2% of freight revenue, for the fiscal 2013 period. The increase in absolute dollars was the result of an increase in driver wages attributable to increased average seated tractor count and increased company miles. Administrative wages also increased primarily as a result of retaining additional administrative personnel in connection with our recent acquisitions. Our various recruitment efforts and the development of our driving school, which was completed during the fiscal 2014 period, resulted in increased recruiting expenses. Despite the absolute increase in independent contractors, our acquisitions during the fiscal 2014 period caused independent contractors as a percentage of our fleet to increase only slightly during the fiscal 2014 period. However, increasing independent contractor capacity has shifted (and assuming all other factors remain equal, is expected to continue to shift) expenses to the purchased transportation line item with offsetting reductions in employee driver wages and related expenses, net of fuel (as independent contractors generate fuel surcharge revenue, while the related cost of their fuel is included with their compensation in purchased transportation), maintenance, and capital costs

Fuel expenses, without reduction for fuel surcharge revenue, increased to $127.3 million, or 22.7% of total revenue, for the fiscal 2014 period, compared to $109.7 million, or 24.3% of total revenue, for the fiscal 2013 period. Fuel expenses, net of fuel surcharge revenue, increased to $20.1 million, or 4.4% of freight revenue, for the fiscal 2014 period, compared to $16.3 million, or 4.5% of freight revenue, for the fiscal 2013 period. These increases were attributable to an increase in total miles in the fiscal 2014 period compared to the fiscal 2013 period offset by a decrease in the weekly on-highway diesel prices of $0.085 per gallon, from $3.999 to $3.915. Integration of our latest acquisitions also contributed to increased fuel expenses during the fiscal 2014 period, as much of the revenue equipment obtained through our recent acquisitions is not equipped with anti-idling devices or other fuel efficiency enhancing devices. Finally, severe weather during the fiscal 2014 period resulted in increased idling of equipment for the comfort of our drivers, which also increased fuel expenses during the fiscal 2014 period. We expect that increased fuel expenses due to integration of recently acquired fleets will be diminished in the future as we continue replacing older, less efficient equipment with new equipment. We also expect that our continued efforts to reduce idling, our operation of more fuel-efficient tractors, and our use of aerodynamic trailer skirts will continue to have a positive impact on our miles per gallon. However, we expect this positive impact to be partially offset by lower fuel economy on EPA-mandated new engines and use of more costly ultra-low sulfur diesel fuel.

Purchased transportation increased to $130.6 million, or 23.2% of total revenue and 28.7% of freight revenue, for the fiscal 2014 period, from $89.8 million, or 19.9% of total revenue and 25.1% of freight revenue, for the fiscal 2013 period. These increases are primarily related to increases in our independent contractor expense due to an increase in miles for the fiscal 2014 period compared to the fiscal 2013 period. Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile.  We also had increases in intermodal transportation and third party logistic provider expense offset by a decrease in brokerage expense. Our recent acquisitions of additional fleets in Canada involve large intermodal operations, which have contributed to the increase in intermodal expense. We expect purchased transportation to increase as we attempt to increase the number of independent contractors in our fleet and continue to increase our purchased transportation for brokerage and intermodal transportation in connection with our growing brokerage and intermodal offerings.

Operations and maintenance increased to $37.4 million, or 6.6% of total revenue and 8.2% of freight revenue, for fiscal 2014 period, from $23.7 million, or 5.3% of total revenue and 6.6% of freight revenue, for the fiscal 2013 period. Operations and maintenance consist of direct operating expense, maintenance, and tire expense. These increases in the fiscal 2014 period are primarily related to increased total miles, the maintenance requirements of older equipment added due to acquisitions, and increased maintenance costs for the emission reduction systems on our newer tractors. We believe maintenance costs will begin to decrease as we replace older equipment we have acquired through acquisitions with new equipment and as we begin updating the rest of our existing fleet.  However, we expect operations and maintenance expense may increase in the short term as the average age of our fleet increases.

Insurance and claims expense increased to $14.4 million, or 2.6% of total revenue and 3.2% of freight revenue for the fiscal 2014 period, compared to $11.0 million, or 2.4% of total revenue and 3.1% of freight revenue for the fiscal 2013 period. Insurance consists of premiums for liability, physical damage, cargo damage, and workers' compensation insurance, in addition to claims expense. Insurance expense was affected by slight increases in workers' compensation costs and cargo claims expenses during the fiscal 2014 period. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume. Insurance and claims expense vary based primarily on the frequency and severity of claims, the level of self-retention, and the premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to $44.4 million, or 7.9% of total revenue and 9.8% of freight revenue, for the fiscal 2014 period, compared to $36.0 million, or 8.0% of total revenue and 10.1% of freight revenue, for the fiscal 2013 period. This increase in absolute dollars was primarily attributable to an increase in owned tractors and a reduction in gain on sale of equipment in the fiscal 2014 period, which included expenses to prepare equipment for sale.  We expect some of these expenses to persist going forward as we prepare to replace equipment obtained through our recent acquisitions. Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of income in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases. We expect minimal gains from the sale of equipment for the remainder of fiscal 2014 as we sell off older equipment we have acquired and as we begin to refresh our fleet. Accordingly, depreciation and amortization should increase versus the prior year period.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses. Accordingly, we have not provided a detailed discussion of such expenses.

Income taxes decreased to $8.9 million, with an effective tax rate of 37.1%, for the fiscal 2014 period, from $12.7 million, with an effective tax rate of 38.8%, for the fiscal 2013 period. The change in the proportion of income from domestic and foreign sources and per diem impacts our overall effective rate.

Liquidity and Capital Resources

Trucking is a capital-intensive business. We require cash to fund our operating expenses (other than depreciation and amortization), to make capital expenditures and acquisitions, and to repay debt, including principal and interest payments. Other than ordinary operating expenses, we anticipate capital expenditures for the purchase of new revenue equipment, including approximately 800 tractors on order, will constitute the primary requirement for cash in the near term as we continue replacing equipment acquired in acquisitions and as we begin a new equipment refresh cycle. We frequently consider potential acquisitions, and if we were to consummate an acquisition, our cash requirements would increase and we may have to modify our expected financing sources for the purchase of tractors. Subject to any required lender approval, we may make acquisitions in the future, although our current focus is on completing the integration of the operations we have recently acquired. Our principal sources of liquidity are cash generated from operations, bank borrowings, capital and operating lease financing of revenue equipment, and proceeds from the sale of used revenue equipment. At March 31, 2014, our total balance sheet debt, including capital lease obligations and long term debt, was $302.7 million, compared to $294.4 million at June 30, 2013.

As of March 31, 2014, we had a capital commitment for revenue equipment of $40.1 million for delivery through fiscal 2014. These capital commitments are amounts before considering the proceeds of equipment dispositions. In fiscal 2014, we expect to purchase our new revenue equipment capital leases and off-balance sheet operating leases. We anticipate making significant investments in revenue equipment as we replace older equipment we have acquired and as we begin to refresh our current fleet.

In May 2013, we increased our credit facility and extended the maturity.  At March 31, 2014, we were authorized to borrow up to $200.0 million under this credit facility, which expires May 2018. The applicable interest rate under this agreement is based on either a base rate equal to Bank of America, N.A.'s prime rate or LIBOR plus an applicable margin between 0.75% and 1.375% that is adjusted quarterly based on our lease adjusted total debt to EBITDAR ratio. At March 31, 2014, we had $103.9 million in outstanding borrowings related to our credit facility and $1.1 million utilized for letters of credit. The agreement is collateralized by the fixed assets of all the U.S. subsidiaries of the Company. We are obligated to comply with certain financial covenants under our credit agreement and we were in compliance with these covenants at March 31, 2014. We believe that our reduced need for capital expenditures in the near future will allow us to make reductions in our outstanding debt going forward.

We believe we will be able to fund our operating expenses, as well as our current commitments for the acquisition of revenue equipment over the next twelve months, with a combination of cash generated from operations, borrowings available under our primary credit facility, and lease financing arrangements. We expect to continue to have significant capital requirements over the long term, and the availability of the needed capital will depend upon our financial condition, operating results and numerous other factors over which we have limited or no control, including prevailing market conditions and the market price of our common stock. However, based on our operating results, anticipated future cash flows, current availability under our credit facility, and sources of equipment lease financing that we expect will be available to us, we do not expect to experience significant liquidity constraints in the foreseeable future.

Cash Flows

Net cash provided by operations for the fiscal 2014 period was $41.6 million, compared to cash provided by operations of $64.8 million for the same fiscal 2013 period. Cash provided by operations decreased primarily due to increased net income and increases in the accounts receivable balance, offset by the change in other assets and accrued expenses.

Net cash used in investing activities was $24.5 million for the fiscal 2014 period, compared to net cash used in investing activities of $96.0 million for the fiscal 2013 period. Cash used in investing activities includes the net cash effect of acquisitions and dispositions of revenue equipment during each period. Capital expenditures for equipment totaled $59.74 million for the nine months ended March 31, 2014, and $151.9 million for the nine months ended March 31, 2013. We generated proceeds from the sale of property and equipment of $75.7 million and $88.2 million for the nine months ended March 31, 2014, and March 31, 2013, respectively.  Included in the fiscal 2014 period was $52.6 million received as part of the sale of units within our lease purchase portfolio. Net cash paid for acquisitions was $40.4 million for the nine months ended March 31, 2014 and $32.3 million or the nine months ended March 31, 2013.

Net cash used by financing activities was $13.4 million for the fiscal 2014 period, compared to net cash provided by financing activities of $1.5 million for the fiscal 2013 period. The increase in cash used by financing activities was primarily due to a decrease in the borrowing of long term debt. Financing activity represents borrowings (new borrowings, net of repayment) and payments of the principal component of capital lease obligations.

Cash dividends paid for the three months ended March 31, 2014, were approximately $0.5 million, or $0.02 per share. We currently expect to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

Contractual Obligations

As of March 31, 2014, our operating leases, capitalized leases, other debts, and future commitments have stated maturities or minimum annual payments as follows:

	Annual Cash Requirements
	As of March 31, 2014
	(in thousands)
	Payments Due by Period
		Less			More
		than	1-3	3-5	than
	Total	1 year	years	Years	5 years

Operating leases	$21,150	$8,111	$5,468	$7,571	$ ---
Lease residual value guarantees	22,270	10,749	1,600	9,921	---
Capital leases(1)	206,928	59,349	53,574	57,587	36,418
Long-term debt	105,930	---	105,930	---	---
Sub total	$356,278	$78,209	$166,572	$75,079	$36,418

Future purchase of revenue equipment	40,101	7,728	16,776	15,597	---
Employment and consulting agreements(2)	300	300	---	---	---
Standby letters of credit	1,097	1,097	---	---	---

Total	$397,776	$87,334	$183,348	$90,676	$36,418

(1)	Includes interest
(2)	The amounts reflected in the table do not include amounts that could become payable to our Chairman under certain circumstances if their employment by the Company is terminated.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for our revenue equipment. Our operating leases include some under which we do not guarantee the value of the asset at the end of the lease term ("walk-away leases") and some under which we do guarantee the value of the asset at the end of the lease term ("residual value"). Therefore, we are subject to the risk that equipment values may decline, in which case we may suffer a loss upon disposition and be required to make cash payments because of the residual value guarantees. We were obligated for residual value guarantees related to operating leases of $22.3 million at March 31, 2014, compared to $22.6 million at March 31, 2013.  We believe that any residual payment obligations will be satisfied by the value of the related equipment at the end of the lease. To the extent the expected value at the lease termination date is lower than the residual value guarantee we would accrue for the difference over the remaining lease term. We anticipate that going forward, we will use a combination of cash generated from operations, capital leases and operating leases to finance tractor and trailer purchases.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America require that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that affect, or could affect our financial statements materially and involve a significant level of judgment by management. The accounting policies we deem most critical to use include revenue recognition, allowance for doubtful accounts, depreciation, claims accrual, and accounting for income taxes. There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2014, compared to those disclosed in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operation," included in our 2013 Annual Report on Form 10-K.

Seasonality

In the trucking industry, revenue generally decreases as customers reduce shipments during the winter holiday season and as inclement weather impedes operations.  At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and inclement weather.  We have substantial operations in the Midwestern and Eastern United States and Canada.  For the reasons stated, in those geographic regions in particular, third fiscal quarter net income historically has been lower than net income in each of the other three quarters of the year excluding charges. The extreme weather experienced during the third quarter of fiscal 2014 had a larger impact on our net income than usual.  Our equipment utilization typically improves substantially between May and October of each year because of seasonal increased shipping and better weather.  Also, during September and October, business generally increases as a result of increased retail merchandise shipped in anticipation of the holidays.

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

Interest Rate Risk. We are exposed to interest rate risk principally from our primary credit facility. The credit facility carries a variable interest rate equal to either Bank of America, N.A.'s prime rate or LIBOR plus an applicable margin between 0.75% and 1.375% that is adjusted quarterly based on the Company's lease adjusted total debt to EBITDAR ratio.  At March 31, 2014, the interest rate for revolving borrowings under our credit facility was 1.28%.  At March 31, 2014, we had $103.9 million variable rate term loan borrowings outstanding under the credit facility. A hypothetical 0.25% increase in the bank's base rate and LIBOR would be immaterial to our net income.

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

Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third party transactions. At March 31, 2014, we had outstanding foreign exchange derivative contracts through March 2015 in notional amounts of $13.0 million with a fair value of these contracts approximately $0.1 million more than the original contract value. Derivative gains/(losses), initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.

Assuming revenue and expenses for our Canadian operations identical to that in the third quarter of fiscal 2014 (both in terms of amount and currency mix), we estimate that a $0.01 decrease in the Canadian dollar exchange rate would reduce our annual net income by approximately $143,000. Also, we estimate that a $0.01 decrease in the Mexican peso exchange rate would reduce our annual net income by approximately $194,000 assuming no change in revenue and expense.

Commodity Price Risk. Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability. Fuel is subject to economic, political, and market factors that are outside of our control. We believe fuel surcharges are effective at mitigating most, but not all, of the risk of high fuel price because we do not recover the full amount of fuel price increases. At March 31, 2014, we had no outstanding contracts in place. Derivative gains/(losses), initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.

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

We have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule 13a-15 and 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

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

3.3	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K filed with the SEC on January 31, 2008.)
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

4.4	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K filed with the SEC on July 3, 2006.)
10.1	Program Agreement dated March 31, 2014, by and among the Company, Quality Equipment Leasing, LLC, and Element Financial Corp.*
10.2	Service Agreement dated March 31, 2014, by and among the Company, Quality Equipment Leasing, LLC, and Element Financial Corp.*
10.3	Portfolio Purchase and Sale Agreement dated March 31, 2014, by and among the Company, Quality Equipment Leasing, LLC, and Element Financial Corp.*
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company's Chief Executive Officer.*
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by William E. Meek, the Company's Chief Financial Officer.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, by Paul A. Will, the Company's Chief Executive Officer.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by William E. Meek, the Company's Chief Financial Officer.*
101.INS**	XBRL Instance Document.*
101.SCH**	XBRL Taxonomy Extension Schema Document.*
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Celadon Group, Inc. (Registrant)

/s/ Paul A. Will
Paul A. Will
President and Chief Executive Officer

/s/ William E. Meek
William E. Meek
Executive Vice President, Chief Financial Officer and Treasurer

/s/ Bobby Peavler
Bobby Peavler
Vice President of Accounting

Date: May 12, 2014

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

3.3	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K filed with the SEC on January 31, 2008.)
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

4.4	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K filed with the SEC on July 3, 2006.)
10.1	Program Agreement dated March 31, 2014, by and among the Company, Quality Equipment Leasing, LLC, and Element Financial Corp.*
10.2	Service Agreement dated March 31, 2014, by and among the Company, Quality Equipment Leasing, LLC, and Element Financial Corp.*
10.3	Portfolio Purchase and Sale Agreement dated March 31, 2014, by and among the Company, Quality Equipment Leasing, LLC, and Element Financial Corp.*
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company's Chief Executive Officer.*
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by William E. Meek, the Company's Chief Financial Officer.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, by Paul A. Will, the Company's Chief Executive Officer.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by William E. Meek, the Company's Chief Financial Officer.*
101.INS**	XBRL Instance Document.*
101.SCH**	XBRL Taxonomy Extension Schema Document.*
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be "furnished" and not "filed."