Form 10-K
period 2014-06-30
CELADON GROUP INC
filed 2014-09-15
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
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

On December 31, 2013, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock ($0.033 par value) held by non-affiliates (20,778,254 shares) was approximately $405million based upon the reported last sale price of the common stock on that date. In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and affiliated holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates.

The number of outstanding shares of the registrant's common stock as of the close of business on August 29, 2014 was 23,640,868.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of Form 10-K - Portions of Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders

CELADON GROUP, INC.
FORM 10-K

PART I

Disclosure Regarding Forward Looking Statements

This Annual Report on Form 10-K contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. In this Annual Report, statements relating to our ability to contain and reduce administrative and recruiting costs, our ability to compete effectively in domestic and international markets, our ability to reduce future fuel consumption and our future fuel expenses, our future purchased transportation expenses, driver pay charges, future costs of maintenance and operations, our future tax rates, our future ability to recruit and retain drivers and independent contractors, expected liquidity and methods for achieving sufficient liquidity, planned allocation of capital, future depreciation and gains on sale of equipment, future income tax rates, future insurance and claims expenses, expected capital expenditures, future financing of equipment additions, future asset utilization, future tracking capacity, expected freight demand and volumes, future rates, our future ability to fund operating expenses, and future sources of liquidity, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitles "Item 1A. Risk Factors," set forth below. Readers should review and consider the factors discussed in "Item 1A. Risk Factors," along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

All such forward-looking statements speak only as of the date of this Annual Report. You are cautioned not to place undue reliance on such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in the events, conditions, or circumstances on which any such statement is based.

References to the "Company", "Celadon", "we", "us", "our" and words of similar import refer to Celadon Group, Inc. and its consolidated subsidiaries.

Item 1.                 Business

Introduction

We are one of North America's twenty largest truckload carriers as measured by revenue. We generated $759.3 million in operating revenue during our fiscal year ended June 30, 2014. We have grown significantly since our incorporation in 1986 through internal growth and a series of acquisitions since 1995. As a dry van truckload carrier, we generally transport full trailer loads of freight from origin to destination without intermediate stops or handling. Our customer base includes Fortune 500 shippers such as Proctor & Gamble, Wal-Mart, Lowes, Altria, 3M, PetSmart, John Deere, Home Depot, ConAgra Foods, Caterpillar, Dollar General, General Electric, Family Dollar, PepsiCo, Alcoa, and Kellogg.

Our international operations, which comprise a significant portion of our business, offer time-sensitive transportation in and between the United States and its two largest trading partners, Mexico and Canada. We generated approximately 45% of our revenue in fiscal 2014 from cross border international movements and movements within Canada and Mexico.  We believe the frequency of our annual border crossings make us one of the largest providers of international truckload movements in North America. We also believe that our strategically located terminals and experience with the language, culture, and border crossing requirements of each North American country provide a competitive advantage in the international trucking marketplace.

Table of Contents

We believe our international operations offer an attractive business niche. The additional complexity involved with developing cross-border business partners, a strong organization, and an adequate infrastructure in Mexico afford some barriers to competition that are not present in traditional U.S. truckload service. We have also pursued opportunities to expand our operations in Canada through acquisitions. We have experienced increases in shipping rates in both Canada and Mexico, and we believe there is potential for continued growth in our operations there. Information regarding our revenue derived from foreign customers and long-lived assets located in foreign countries is set forth in Note 10 to the consolidated financial statements filed as part of this report.

We also offer a broad range of truckload transportation services within the United States, including long-haul, regional, dedicated, less-than-truckload, intermodal, and logistics.  Through a series of acquisitions, we have expanded our operations and service offerings both within the United States and internationally. These acquisitions have contributed significantly to our improved lane density, freight mix, and customer diversity, as well as helping us expand our international operations.

Operating and Sales Strategy

We approach our trucking operations as an integrated effort of marketing, customer service, and fleet management. We have identified as priorities: increasing our freight rates; raising our service standards; rebalancing lane flows to enhance asset utilization; and identifying and acquiring suitable acquisition candidates and successfully integrating acquired operations. To accomplish these objectives, we have sought to instill high levels of discipline, cooperation, and trust between our operations and sales departments. As a part of this integrated effort, our operations and sales departments have developed the following strategies, goals, and objectives:

•
Seek high yielding freight from targeted industries, customers, regions, and lanes that improves our overall network density and diversifies our customer and freight mix. We believe that we can improve our lane density and equipment utilization and increase our average revenue per mile by focusing our sales resources on targeted regions and lanes with an emphasis on cross-border or international movements and utilization of primarily north-south shipping routes. Each piece of business has rate and productivity goals that are designed to improve our overall yield management. We believe that by increasing the business we do with shippers having less cyclicality in demand, our ability to improve rate per mile increases.

•
Focus on asset productivity. Our primary productivity measure is revenue per tractor per week. Within revenue per tractor we examine rates, non-revenue miles, and loaded miles per tractor. We actively analyze customers and freight movements in an effort to enhance the revenue production of our tractors. We also attempt to concentrate our equipment in defined operating lanes and dedicated operations to create more predictable movements, reduce non-revenue miles, and shorten turn times between loads.

•
Operate a modern fleet to reduce expenses and improve safety and driver retention. Our replacement cycle for our tractors is approximately three years. This equipment renewal policy has allowed us to recognize significant benefits associated with reduced maintenance and tire expenses, as such expenses increase significantly for tractors beyond the third year of operation, as wear and tear increases and some warranties expire. Considering the competitive market for qualified drivers, we believe that continually refreshing our equipment will enhance our recruiting and retention efforts.

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

•
Maintain our leading position in cross-border truckload shipments while offering diversified, nationwide transportation services in the U.S. We believe our strategically located terminals and experience with the languages, cultures, and border crossing requirements of all three North American countries provide us with competitive advantages in the international trucking marketplace. As a result of these advantages, we believe we are the industry leader in cross border truckload transportation between North American countries. These cross-border shipments, which comprised 45% of our revenue in fiscal 2014, are balanced by a strong and growing business with domestic freight.

•
Seeking strategic acquisitions to broaden our existing operations. We have made 30 trucking company acquisitions since 1995, including 13 acquisitions in the last two fiscal years, and we continue to evaluate acquisition candidates. Our current acquisition strategy is focused on broadening our operations through the addition of carriers that improve our lane density, customer diversity, and service offerings.

Other Services

Celadon Dedicated Services. We provide warehousing and trucking services through Celadon Dedicated Services. Our warehouse facilities are located near our customers' manufacturing plants. We also transport the manufacturing component parts to our warehouses and sequence those parts for our customers. We then transport completed units from our customers' plants.  We also offer less-than-truckload, intermodal, and refrigerated services to all our customers.

Industry and Competition

The truckload market is defined by the quantity of goods, generally over 10,000 pounds, shipped by a single customer point-to-point and is divided into several segments by the type of trailer used to transport the goods. These segments include van, temperature-controlled, flatbed, and tank carriers. We compete in the North American van and temperature-controlled truckload market. The markets within the United States, Canada, and Mexico are fragmented, with thousands of competitors, none of whom dominate the market. Intense competition also exists to recruit and retain qualified drivers. We believe that the current economic and regulatory pressures on the industry will continue to force many smaller and private fleets to exit the industry, seek to be acquired, or to consolidate.

Conducting cross-border operations produces additional challenges. We are one of a limited number of trucking companies that can maneuver this complicated cross-border mechanism, and we participate in all three segments of this cross border market, providing or arranging for door-to-door transport service between points in the United States, Canada, and Mexico. Transportation of goods by truck between the United States, Canada, and Mexico is subject to international trade agreements. Transportation of goods between the United States or Canada and Mexico consists of three components: (i) transportation from the point of origin to the Mexican border, (ii) transportation across the border, and (iii) transportation from the border to the final destination. United States and Canadian carriers may operate within both countries, but carriers are not allowed to operate within Mexico. Mexican carriers are not allowed to operate within the United States and Canada, in each case except for a 26-kilometer, or approximately 16 miles, band along either side of the Mexican border. Trailers may cross all borders. As economic cooperation and integration increases between the United States, Canada, and Mexico, we believe we are well positioned to compete in these markets.

The truckload industry is highly competitive and fragmented. Although both service and price drive competition in the premium long haul, time-sensitive portion of the market, we rely primarily on our high level of service and responsiveness to attract customers. This strategy requires us to focus on market segments that employ just-in-time inventory systems and other premium services. Our competitors for freight include other long-haul truckload carriers and, to a lesser extent, shorter-haul truckload carriers and railroads. We also compete with other trucking companies for the services of drivers, which has become increasingly difficult. Some of the truckload carriers with which we compete have greater financial resources, operate more revenue equipment, and carry a larger volume of freight than we do.

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

Drivers and Personnel

At June 30, 2014, we employed, in the U.S., Canada, and Mexico, 4,876 persons, of whom 3,282 were drivers, 298 were truck maintenance personnel, 991 were administrative personnel, and 305 were dedicated services personnel. None of our U.S. or Canadian employees are represented by a union or a collective bargaining unit.

Driver recruitment, retention, and satisfaction are essential components of our success. We have experienced increased competition to recruit and retain drivers as the economy continues to improve and qualified drivers are presented with more employment opportunities. As demand for freight continues to increase, we expect the competition for qualified drivers to continue to intensify. In addition, the requirements of the Federal Motor Carrier Safety Administration's ("FMCSA") Compliance Safety Accountability ("CSA”) program have caused an additional increase in competition for qualified drivers. Our drivers are selected in accordance with specific guidelines, relating primarily to safety records, driving experience, and personal evaluations, including a physical examination and mandatory drug testing. Our drivers attend an orientation program and ongoing driver efficiency and safety programs. An increase in driver turnover can have a negative impact on our results of operations.

We created a driver training school to help offset the impact of the competitive market for drivers and the costs associated with recruitment and driver turnover. Our training admits potential drivers who are not yet qualified to drive commercially and are therefore not part of the existing driver market prior to attending our driver school. The school’s training program consists of a four-week classroom program and an additional six weeks of training with a certified trainer. Upon successful completion of our training, students receive their Commercial Driver’s License and are qualified to drive for us. Following the success of our initial driver school, we have expanded our driver school to include two other locations in the United States. We believe that our driving school has contributed to increased driver recruitment and retention, and we believe turnover associated with drivers trained through our school is lower than turnover associated with other student drivers.

In addition to drivers retained as employees, we also utilize the services of independent contractors who supply one or more tractors and drivers to provide transportation services for us. Independent contractors pay their own tractor expenses, fuel, maintenance, and driver costs and must meet our specified guidelines with respect to safety. Historically, we have offered a lease-purchase program to independent contractors under which we would lease equipment to the independent contractor, with the lease payments being applied towards the eventual purchase of the equipment. In March of 2014, we entered into a transaction with Element Financial Corp. ("Element"), under which Element purchased our portfolio of independent contractor leases and will directly provide financing to our independent contractors going forward. We believe the Element transaction will allow us to continue expanding our use of independent contractors while reducing the administrative burdens associated with administration of independent contractor leases.

As of June 30, 2014, 488 independent contractors provide a combined 13.6% of our tractor capacity. If we are successful in our continued efforts to recruit independent contractors, we anticipate that our utilization of independent contractors will increase during fiscal 2015.

Revenue Equipment

Our equipment strategy is to utilize late-model tractors and high-capacity trailers, promptly replace older equipment obtained through acquisitions, actively manage equipment throughout its life cycle, and employ a comprehensive service and maintenance program to preserve equipment values and reduce maintenance costs.

We have determined that the average annual cost of maintenance and tires for tractors in our fleet rises substantially after the first three years due to a combination of greater wear and tear and the expiration of some warranties. We believe these costs increase towards the end of the trade cycle for our trailers as well. Recognizing the opportunity to avoid the increased maintenance costs associated with aging equipment, we have adopted shorter upgrade cycles for our tractors and trailers and continually focus on reducing the average age of our tractor and trailer fleets. While we have succeeded in actively reducing the average age of our fleet, recent acquisitions have introduced older, less efficient tractors into our fleet. We are in the process of upgrading these older tractors with new equipment. We anticipate that we will achieve ongoing savings in maintenance and tire expense by replacing tractors and trailers more often. In addition, we believe operating newer equipment will enhance our driver recruiting and retention efforts. Accordingly, we seek to manage our tractor trade cycle to approximately three years and our trailer trade cycle to approximately seven years.

The average age of our owned and leased tractors and trailers was approximately 1.8 years and 3.4 years, respectively, at June 30, 2014. We utilize a comprehensive maintenance program to minimize downtime and control maintenance costs. Centralized purchasing of spare parts and tires, and centralized control of over-the-road repairs are also used to control costs.

Fuel

We purchase the majority of our fuel through a network of approximately 1,200 fuel stops throughout the United States and Canada. We have negotiated discounted pricing based on certain volume commitments with these fuel stops. We maintain bulk-fueling facilities in Indianapolis, Carlisle, Columbus, Warren, Gadsden, Wroxeter, Ontario and Kitchener, Ontario to further reduce fuel costs.

Shortages of fuel, increases in prices, increased fuel consumption due to adverse weather, or rationing of petroleum products can have a materially adverse effect on our operations and profitability. Fuel is subject to economic, political, climatic, and market factors that are outside of our control. We have historically been able to recover a majority of high fuel prices from customers in the form of fuel surcharges. However, a portion of the fuel expense increase is not recovered due to several factors, including the base fuel price levels, which determine when surcharges are collected, truck idling, and non-revenue miles. We cannot predict whether high fuel price levels will occur in the future or the extent to which fuel surcharges will be collected to offset such increases.

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

The DOT, through the FMCSA, imposes certain fitness and safety requirements on us and our drivers. The FMCSA's Comprehensive Safety Analysis ("CSA") initiative introduced a new enforcement and compliance model in 2010 under which drivers and fleets are evaluated and ranked based on certain safety-related standards, including standards related to the safety performance of the carrier's drivers.  The CSA's primary goal is to measure and evaluate the on-road safety performance of carriers and drivers. These evaluations are aggregated and made accessible to the public through the FMCSA's Safety Measurement System ("SMS"). CSA produces evaluations for each character in each safety-related category. Under CSA, excessive violations in any category may lead to a carrier being prioritized for enforcement or intervention. We are currently not exceeding the intervention threshold in any safety-related category. Ongoing compliance with CSA's safety and fitness requirements may produce additional expenses or result in a reduction in the number of eligible drivers. If current or potential drivers are eliminated from eligibility due to continued implementation and enforcement the CSA initiative, we may experience greater difficulty attracting and retaining qualified drivers.

In December 2011, the Federal Motor Carrier Safety Administration ("FMCSA") released its final rules regulating the hours-of-service ("HOS") requirements, which place certain restrictions on the length of time that drivers are allowed to operate. These rules went into effect July 2013. The HOS rules include an 11-hour daily driving limit. Under the rules, a driver can utilize a "34-hour restart" which allows a driver to reset the weekly limitation by resting for a continuous 34 hours. This restart period must include two periods between 1:00 a.m. and 5:00 a.m. and may only be used once every seven calendar days. The rules effectively limit the total maximum workweek for drivers to 70 hours. Furthermore, the rules require that drivers observe 30 minutes of off-duty time for every eight consecutive hours of driving. Egregious violations of the HOS rules may result in maximum enforcement penalties. We do not believe the HOS requirements have materially impacted our productivity. However, as the rules only recently became effective, it is possible that the rules may result in a modest reduction in driver productivity.

Proposed rules mandating the installation and use of electronic logging devices ("ELDs") by nearly all carriers, including us, to electronically monitor mileage and enforce the HOS requirements, were vacated by the 7th Circuit Court of Appeals in 2011. In response, Congress passed legislation in July 2012 renewing the mandate, subject to new regulations to be promulgated by DOT. Pursuant to this rulemaking authority, the FMCSA released a proposed rule mandating ELD use, and expects to release a finalized rule later this year. All of our tractors currently have ELDs installed. We believe that any new regulations related to ELDs are unlikely to impact our operations or profitability, although it is unclear how any new regulations will impact our use of ELDs. Furthermore, we believe that more effective HOS enforcement after this rule is finalized may present challenges to smaller carriers, which may improve our competitive position.

Our operations are also subject to various federal, state, and local environmental laws and regulations, implemented principally by the Environmental Protection Agency ("EPA") and similar state regulatory agencies, governing the management of hazardous wastes, other discharge of pollutants into the air and surface and underground waters, and the disposal of certain substances. We do not believe that compliance with these regulations has a material effect on our capital expenditures, earnings, and competitive position.

In 2010, the EPA mandated that all new truck engines adhere to more stringent emissions standards. The cost of new trucks has increased to offset the cost of compliance with these new regulations. In 2011, the EPA and National Highway Traffic Safety Administration ("NHTSA") finalized regulations to reduce greenhouse gas emissions and improve fuel efficiency by 20%. These new emission regulations are set to take effect starting in 2014. In addition to federal environmental legislation, California has also adopted emission and fuel efficiency regulations. These regulations include the mandated use of aerodynamic equipment on 53-foot or longer box-type trailers. Compliance with emission and fuel efficiency regulations has increased the cost of new equipment, and may increase our operating expenses.

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

Seasonality

In the trucking industry, revenue generally decreases as customers reduce shipments during the winter holiday season and as inclement weather impedes operations. At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and weather, creating more equipment repairs. For the reasons stated, third fiscal quarter net income historically has been lower than net income in each of the other three quarters of the year, excluding the impact of fuel surcharges. Our equipment utilization typically improves substantially between May and October of each year because of seasonal increased shipping and better weather.

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

Numerous competitive factors present in our industry could impair our ability to maintain or improve our current profitability. These factors include the following:

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

•
Many customers reduce the number of carriers they use by selecting so-called "core carriers" as approved service providers or by engaging dedicated providers, and in some instances we may not be selected.

•	Many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in the loss of some business to competitors.

•	The trend toward consolidation in the trucking industry may create other large carriers with greater financial resources and other competitive advantages relating to their size.

•
The market for qualified drivers is increasingly competitive, and our inability to attract and retain drivers could reduce our utilization or cause us to increase compensation, both of which would adversely affect our profitability.

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

A significant portion of our revenue is generated from our major customers. For fiscal 2014, our top 10 customers, based on revenue, accounted for approximately 24.1% of our revenue. We do not expect this percentage to change materially for fiscal 2015. Generally, we do not have long-term contractual relationships with our major customers, and we cannot provide assurance that our customers will continue to use our services or that they will continue at the same levels. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

Our revenue growth may not continue at historical rates, which could adversely affect our stock price.

In light of the weakened economy and freight environment, our revenue for fiscal 2008 and fiscal 2009 was reduced, but from fiscal 2010 to fiscal 2014, our revenue has rebounded. We have taken strategic steps to enhance these revenue improvements by reducing costs and concentrating on increased fuel efficiency. Acquisitions have also helped accelerate our growth and contribute to our revenue improvements. We can provide no assurance that our operating margins will not be adversely affected by changes in economic conditions, and our inability to continue making efficiency improvements and beneficial acquisitions could lead to a reduction in our revenue growth. Slower or less profitable growth could adversely affect our stock price.

Increases in driver compensation or difficulty in attracting and retaining drivers could affect our profitability and ability to grow.

The trucking industry experiences substantial difficulty in attracting and retaining qualified drivers, including independent contractors. The shortage of qualified drivers is exacerbated by several factors, including the availability of alternative jobs, intense competition for drivers from other trucking companies, and the impact of regulatory initiatives, including the CSA and new hours-of-service regulations. The competitive market for drivers has impacted our ability to increase our utilization and has resulted in us pursuing alternative methods to attract new employees, such as our driver school. In addition, due to the recent economic conditions, including the cost of fuel, insurance, and tractors, the available pool of independent contractor drivers has been declining. Our continued success is dependent on our ability to also engage a sufficient number of independent contractors, and our inability to do so may negatively impact our operations. Further, the compensation we offer our drivers and independent contractors is subject to market conditions, and we may find it necessary to increase driver and independent contractor compensation in future periods. A high turnover rate and competitive market for drivers requires us to continually recruit a substantial number of drivers and to focus on alternative driver recruitment methods in order to operate existing revenue equipment. If we are unable to continue to attract and retain a sufficient number of drivers and independent contractors, including through our driver school, we could be required to adjust our compensation packages, let trucks sit idle, or operate with fewer trucks and face difficulty meeting shipper demands, all of which would reduce our ability to serve our customers and would adversely affect our growth and profitability.

We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on our business.

Our operations are regulated and licensed by various U.S., Canadian, and Mexican agencies. Our company drivers and independent contractors also must comply with the safety and fitness regulations of the United States DOT, including those relating to drug and alcohol testing and hours-of-service. Such matters as weight and equipment dimensions are also subject to U.S. and Canadian regulations. We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers' hours-of-service, ergonomics, or other matters affecting safety or operating methods. Other agencies, such as the EPA and the Department of Homeland Security also regulate our equipment, operations, and drivers. Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs. Higher costs incurred by us or by our suppliers who pass the costs onto us through higher prices could adversely affect our results of operations. The Regulation section in Item 1 of Part I of this Annual Report on Form 10-K discusses several proposed and final regulations that could materially impact our business and operations.

CSA could adversely affect our profitability and operations, our ability to maintain or grow our fleet, and our customer relationships.

Under CSA, drivers and fleets are evaluated based on certain safety-related standards.  Carriers' safety and fitness ratings under CSA include the on-road safety performance of the carrier’s drivers. As a result of these increased standards, drivers who do not meet such standards are not eligible to drive for us. If we experience safety and fitness violations, our fleet could be ranked poorly as compared to our peers, and our safety and fitness scores could be adversely impacted. A reduction in our safety and fitness scores or those of our drivers could also reduce our competitiveness in relation to other companies who retain higher scores. Additionally, competition for drivers with favorable safety ratings may increase and thus provide for increases in driver related compensation costs.

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

We have made 30 acquisitions since 1995, and 13 during fiscal 2013 and 2014. We have pursued an aggressive acquisition strategy in recent years, including the acquisition of businesses in Canada. Accordingly, acquisitions have provided a substantial portion of our growth. There is no assurance that we will be successful in identifying, negotiating, or consummating any future acquisitions. If we fail to make any future acquisitions, our growth rate could be materially and adversely affected.

Any acquisitions we undertake could involve the dilutive issuance of equity securities and/or incurring indebtedness. In addition, acquisitions involve numerous risks, including difficulties integrating the acquired company's operations and equipment, the diversion of our management's attention from other business concerns, risks of entering into markets in which we have had no or only limited direct experience, and the potential loss of customers, key employees, and drivers of the acquired company, any of which could have a materially adverse effect on our business and operating results. If we make acquisitions in the future, we cannot assure you that operations, assets, and personnel of the acquired operations will be successfully and profitably integrated into our existing business.

We have significant ongoing capital requirements that could affect our profitability if we are unable to generate sufficient cash from operations and obtain financing on favorable terms.

The trucking industry is capital intensive, and our policy of operating newer equipment requires us to expend significant amounts annually. If we elect to expand our fleet in future periods, our capital needs would increase. We expect to pay for projected capital expenditures with a combination of capital and operating leases, cash flows from operations, and borrowings under our line of credit. If we are unable to generate sufficient cash from operations and obtain financing on favorable terms in the future, we may have to limit our growth, enter into less favorable financing arrangements, or operate our revenue equipment for longer periods, any of which could have a materially adverse effect on our profitability.

Fluctuations in the price or availability of fuel, as well as hedging activities, surcharge collection, and the volume and terms of diesel fuel purchase commitments may increase our cost of operation, which could materially and adversely affect our profitability.

Fuel is one of our largest operating expenses. Diesel fuel prices fluctuate greatly due to economic, political, climatic, and other factors beyond our control. Fuel is also subject to regional pricing differences and often costs more on the West Coast, where we have significant operations. From time-to-time we have used fuel surcharges, hedging contracts, and volume purchase arrangements to attempt to limit the effect of price fluctuations. Although we seek to recover a portion of the short-term increases in fuel prices from customers through fuel surcharges, these arrangements do not fully offset the increase in the cost of diesel fuel and also may result in us not receiving the full benefit of any fuel price decreases. Fluctuations in fuel prices, a shortage of diesel fuel, or increased consumption due to adverse weather could materially and adversely affect our results of operations.

If we cannot effectively manage the challenges associated with doing business internationally, our revenues and profitability may suffer.

A significant portion of our revenue is derived from our international operations, and our continued success is dependent upon our operations in Mexico and Canada. Our international operations are subject to a variety of risks, including fluctuations in foreign currencies, changes in the economic strength of the foreign countries in which we do business, difficulties in enforcing contractual obligations and intellectual property rights, compliance burdens associated with a wide variety of international and United States export and import laws, and social, political, and economic instability. Our international business could be adversely affected by restrictions on travel to any of our three countries of operations due to a health epidemic or outbreak, and any such epidemic or outbreak may adversely affect demand for freight. Additional risks associated with our foreign operations, including restrictive trade policies and imposition of duties, taxes, or government royalties by foreign governments, are present but largely mitigated by the terms of the North American Free Trade Agreement. Pursuant to an agreement between the United States and Mexico, cross-border movements for both United States and Mexican-based carriers into the United States and Mexico are now allowed, which present an additional risk in the form of the potential for increased competition in Mexico and the risk of increased congestion on our cross-border lanes. In addition, we could be subject to additional regulatory risks related to the use of Mexican drivers through our Mexico subsidiary for shipments into the United States.

Increased prices, reduced productivity, reduced demand for our used equipment, and restricted availability of new revenue equipment may adversely affect our earnings and cash flows.

We have experienced higher prices for new tractors over the past few years, attributable to government regulations applicable to newly manufactured tractors and diesel engines, higher commodity prices, and better pricing power among equipment manufacturers. EPA emissions standards that went into effect in 2010 are more stringent than prior standards and have required the introduction of new, more expensive engines, and future emission reduction regulations may require vendors to further modify new equipment which may lead to further increases in cost. Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers for these or other reasons. As a result, we expect to continue to pay increased prices for equipment and incur additional expenses and related financing costs for the foreseeable future. Furthermore, reduced equipment efficiency and lower fuel mileage may result from new engines designed to reduce emissions, therefore, increase our operating expenses. Our decision to shorten our equipment upgrade cycle may increase the impact of higher equipment cost on our profitability.

As we continually replace our equipment and occasionally seek to dispose of outdated equipment obtained through our acquisitions, we rely on the used equipment market to extract remaining value out of our used equipment. The market for used equipment is impacted by several factors, including the demand for freight, the supply of used equipment, and the availability of financing. A deterioration of demand for used equipment could make it more difficult to dispose of and replace older equipment and may reduce our ability to refresh our fleet and dispose of less fuel efficient equipment obtained through acquisitions, both of which could negatively impact our profitability.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

In addition to the regulation of our drivers under CSA, our transportation activities are regulated by the DOT and other agencies. These regulations include weight and equipment requirements, operating methods, safety rules, and other regulations. In addition to direct regulation under the DOT and related agencies, we are subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, fuel storage tanks, air emissions from our vehicles and facilities, and discharge and retention of storm water. We operate in industrial areas where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination are possible. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. We also maintain underground bulk fuel storage tanks and fueling islands at several of our facilities. A small percentage of our freight consists of low-grade hazardous substances, which subjects us to an additional array of regulations. A spill or other accident involving hazardous substances, releases of hazardous substances we transport, or a finding that we are in violation of environmental laws or regulations could subject us to liabilities that could have a materially adverse effect on our business and operating results. If we should fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

In 2010, stricter fuel efficiency and emissions standards were mandated by the EPA. In 2011, the EPA and NHTSA proposed further efficiency and emissions standards that went into effect in 2014. These new standards include a mandated 20% improvement in fuel economy by 2018. Engines meeting new emissions standards generally cost more and require additional maintenance compared with earlier models. Compliance with such regulations has increased the cost of our new tractors and could increase our operating expenses.

Concern over climate change, including the impact of global warming, has led to legislative and regulatory efforts to limit greenhouse gas emissions. Regulatory and legislative activity in this area has increased, and future emission regulations or legislation are possible. Regulations related to climate change that potentially impose restrictions, caps, taxes, or other controls on emissions of greenhouse gases could adversely affect our operations and financial results.  More specifically, legislative or regulatory actions related to climate change could adversely impact us by increasing our fuel costs and reducing fuel efficiency and could result in the creation of substantial additional capital expenditures and operating costs in the form of taxes, emissions allowances, or required equipment upgrades.  Until the timing, scope, and extent of any future regulation becomes known, we cannot predict its effect on our cost structure or our operating results; however, any future regulation could impair our operating efficiency and productivity and result in higher operating costs.

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

Our tractor productivity decreases during the winter season because inclement weather impedes operations, and some shippers reduce their shipments after the winter holiday season. Revenue can also be affected by bad weather and holidays, since revenue is directly related to available working days of shippers. At the same time, operating expenses increase, with fuel efficiency declining because of engine idling and harsh weather creating higher accident frequency, increased claims, and more equipment repairs. The impact of adverse weather events, including short-term impacts from weather-related events such as hurricanes, blizzards, ice storms, and floods that could diminish our profitability or make our operating results more volatile.

Our business is subject to certain credit factors affecting the trucking industry that are largely out of our control and that could have a materially adverse effect on our operating results.

If the economy and credit markets weaken, our business, financial results, and results of operations could be materially and adversely affected, especially if consumer confidence declines and domestic spending decreases. We may need to incur additional indebtedness or issue debt or equity securities in the future to fund working capital requirements, make investments, or for general corporate purposes. If the credit and equity markets were to erode, our ability to do so may be constrained. A decline in the credit or equity markets or any increase in volatility could make it more difficult for us to obtain financing and may lead to an adverse impact on our profitability and operations.

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

Item 1B.                 Unresolved Staff Comments

None.

Item 2.                 Properties

We operate a network of 29 terminal locations, including facilities in Laredo and El Paso, Texas, which are the two largest inland freight gateway cities between the U.S. and Mexico. Our operating terminals currently are located in the following cities:

United States	Mexico	Canada
Dallas, TX (Owned)	Guadalajara (Leased)	Kitchener, ON (Leased)
El Paso, TX (Owned)	Mexico City (Leased)	Wroxeter, ON (Owned)
Kernersville, NC (Leased)	Monterrey (Leased)	Winnipeg, MB (Owned)
Hampton, VA (Leased)	Nuevo Laredo (Owned)	Ayr, ON (Owned)
Indianapolis, IN (Owned)	Puebla (Leased)
Laredo, TX (Owned and Leased)	Queretaro (Leased)
Carlisle, PA (Owned)	San Luis Potosi (Leased)
Drums, PA (Leased)	Salamanca (Leased)
Knoxville, TN (Owned)
Richmond, VA (Owned)
Columbus, OH (Owned)
Warren, IN (Owned)
Little Rock, AR (Leased)
Denver, CO (Leased)
Fontana, CA (Owned)
Gadsden, AL (Leased)
Butler, IN (Owned)

Our executive and administrative offices occupy four buildings located on 40 acres of property in Indianapolis, Indiana. The Indianapolis, Laredo, Wroxeter and Kitchener terminals include administrative functions, lounge facilities for drivers, parking, fuel, maintenance, and truck washing facilities. Both of our segments use the Indianapolis facility and we have adequate space for the functions performed at our headquarters. With the exception of the warehouses listed below, which are utilized exclusively by our asset light business segment, all of our other owned and leased facilities are utilized primarily by our asset-based segment. We have warehouses for our asset light business unit in the following cities:

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

Fiscal 2013	High	Low
Quarter ended September 30, 2012	$18.08	$13.51
Quarter ended December 31, 2012	$18.10	$14.69
Quarter ended March 31, 2013	$21.99	$17.91
Quarter ended June 30, 2013	$20.85	$16.29

Fiscal 2014
Quarter ended September 30, 2013	$20.74	$17.33
Quarter ended December 31, 2013	$21.21	$16.63
Quarter ended March 31, 2014	$24.67	$18.71
Quarter ended June 30, 2014	$24.69	$21.02

On August 19, 2014, there were 247 holders of our common stock based upon the number of record holders on that date. However, we estimate our actual number of stockholders is much higher because a substantial number of our shares are held of record by brokers or dealers for their customers in street names.

Dividend Declaration and Policy

On August 6, 2014, our Board of Directors approved a regular cash dividend to stockholders for the quarter ending September 30, 2014.  The quarterly cash dividend of two cents ($0.02) per share of common stock will be payable on October 17, 2014, to stockholders of record at the close of business on October 3, 2014.  Our ability to pay cash dividends is currently limited by restrictions contained in our revolving credit facility. Future payments of cash dividends will depend on our financial condition, results of operations, capital commitments, restrictions under our then-existing debt agreements, and other factors our Board of Directors may consider relevant.

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

	2014	2013	2012	2011	2010
	(in thousands, except per share data and operating data)
Statements of Operations Data:
Freight revenue(1)	$615,411	$489,035	$475,116	$467,002	$451,509
Fuel surcharge revenue	143,900	124,613	123,836	101,247	77,109
Total revenue	759,311	613,648	598,952	568,249	528,618
Operating expense	719,877	564,976	552,193	537,463	508,786
Operating income	39,434	48,672	46,759	30,786	19,832
Interest expense, net	5,071	4,931	5,628	8,147	10,054
Other expense (income)	(16,008)	(994)	(412)	(4,785)	67
Income before income taxes	50,371	44,735	41,543	27,424	9,711
Provision for income taxes	19,690	17,471	16,007	12,162	5,785
Net income	$30,681	$27,264	$25,536	$15,262	$3,926
Diluted earnings per share	$1.29	$1.17	$1.12	$0.67	$0.18
Weighted average diluted shares outstanding	23,755	23,393	22,872	22,632	22,362

Balance Sheet Data (at end of period):
Net property and equipment	$492,829	$496,870	$370,456	$277,114	$321,281
Total assets	690,815	641,162	520,711	416,666	449,482
Long-term debt, revolving lines of credit, and capital lease obligations, including current maturities	274,291	294.431	230,571	147,703	207,540
Stockholders' equity	259,003	225,689	194,781	171,900	150,841

Operating Data:
For period(2):
Average revenue per loaded mile(3)	$1.613	$1.571	$1.529	$1.485	$1.403
Average revenue per total mile(3)	$1.419	$1.399	$1.367	$1.330	$1.260
Average revenue per tractor per week(3)	$2,884	$2,883	$2,876	$2,877	$2,830
Average length of haul (in miles)	907	872	886	913	889
At end of period:
Average seated line-haul tractors(4)	3,268	2,707	2,705	2,662	2,702
Average age of company tractors (in years)	1.8	1.4	1.5	1.9	1.5
Total trailers(4)	10,171	8,425	8,822	8,206	9,852
Average age of company trailers (in years)	3.4	2.2	2.8	5.5	5.7

(1)	Freight revenue is total revenue less fuel surcharges
(2)
Unless otherwise indicated, operating data and statistics presented in this table and elsewhere in this report are for our truckload revenue and operations and exclude revenue and operations of TruckersB2B (in which we retained a minority interest following a disposition in February 2011, until April 2014, when we sold our remaining minority interest), and our less-than-truckload, local trucking, brokerage, and logistics.

(3)	Excludes fuel surcharges.
(4)	Total fleet, including equipment operated by Jaguar.

Item 7.                 Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Results and Fiscal Year-End Financial Condition

For the fiscal year ended June 30, 2014, total revenue increased 23.7%, to $759.3 million from $613.6 million during fiscal 2013. Freight revenue, which excludes revenue from fuel surcharges, increased 25.8%, to $615.4 million in fiscal 2014 from $489.0 million in 2013. We generated net income of $30.7 million, or $1.29 per diluted share, for fiscal 2014 compared with net income of $27.3 million, or $1.17 per diluted share, for fiscal 2013.

We believe that an improving economy and decreased industry-wide trucking capacity in fiscal 2014 compared to fiscal 2013 were the major factors contributing to the improvement in our operating metrics. Average freight revenue per loaded mile for fiscal 2014, excluding fuel surcharge, increased 2.7% to $1.613 compared with $1.571 per mile in 2013. Average freight revenue per tractor per week increased by less than 0.1% to $2,884 in fiscal 2014 compared with $2,883 for fiscal 2013, as an improvement in rates was partially offset by fewer miles per seated tractor. Our operating margin, excluding the effect of fuel surcharge (which is calculated as the percentage of operating expenses net of fuel surcharge over trucking revenue), increased to 93.6% for fiscal 2014 compared with 90.0% for fiscal 2013.

At June 30, 2014, our total balance sheet debt was $274.2 million and our total stockholders' equity was $259.0 million, for a total debt to capitalization ratio of 51.4%. At June 30, 2014, we had $125.3 million of available borrowing capacity under our revolving credit facility.

Revenue

We generate substantially all of our revenue by transporting freight for our customers or by arranging for transportation of their freight. Generally, we are paid by the mile or by the load for our services. We also derive revenue from fuel surcharges, loading and unloading activities, equipment detention, other trucking related services, and warehousing services. The main factors that affect our revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, the number of tractors operating, and the number of miles we generate with our equipment. These factors relate to, among other things, the U.S. economy, inventory levels, the level of truck capacity in our markets, specific customer demand, the percentage of team-driven tractors in our fleet, driver and independent contractor availability, and our average length of haul.

We remove fuel surcharges from revenue when calculating operating ratios and some of our operating data. We believe that evaluating our operations without considering the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.

Expenses and Profitability

The main expenses impacting our profitability are attributable to the variable costs of transporting freight for our customers. These costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which we record as purchased transportation. Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. Our main fixed cost is the acquisition and financing of long-term assets, primarily revenue equipment. We have other mostly fixed costs, such as our non-driver personnel and facilities expenses. In discussing our expenses as a percentage of revenue, we sometimes discuss changes as a percentage of revenue before fuel surcharges, in addition to absolute dollar changes, because we believe that evaluation of our operating performance can be done more accurately by excluding the highly variable impact of fuel surcharges on our revenue.

The trucking industry has experienced significant increases in expenses over the past several years, in particular those relating to equipment costs, driver compensation, insurance, and fuel. As the economy continues to grow and capacity in the trucking industry begins to tighten, we believe that rates will continue to increase. Over the long-term, we expect the limited pool of qualified drivers and intense competition to recruit and retain those drivers will constrain overall industry capacity, although we expect our recent efforts related to our driving school and average fleet age will improve our driver recruiting and retention. Assuming continued economic growth occurs in U.S. manufacturing, retail, and other high volume shipping industries, we expect to be able to raise freight rates in line with or faster than expenses.

Revenue Equipment

We operate 3,600 tractors and 10,171 trailers. Of our tractors at June 30, 2014, 1,959 were owned, 236 were acquired under operating leases, 917 were acquired under capital leases, and 488 were provided by independent contractors. Of our trailers at June 30, 2014, 2,755 were owned, 1,231 were acquired under operating leases, and 6,189 were acquired under capital leases.

We use a combination of cash and leases to acquire new tractors, while most of our new trailers are acquired with leases. These leases generally run for a period of three years for tractors and seven years for trailers. When we finance revenue equipment acquisitions with operating leases, rather than borrowings or capital leases, the interest component of our financing activities is recorded as an "above-the-line" operating expense on our statements of operations.

Independent contractors who operate for us provide a tractor and a driver and are responsible for all operating expenses in exchange for a fixed payment per mile. When utilizing independent contractors, we do not have the capital outlay of purchasing the tractors. The payments to independent contractors are recorded in purchased transportation and the payments for equipment under operating leases are recorded in revenue equipment rentals. Expenses associated with independent contractors, such as interest, depreciation, driver compensation, fuel, and other expenses are not incurred by the Company. Based on these factors, we evaluate our efficiency using our operating ratio, as well as income before income taxes.

Outlook

Looking forward, our profitability goal is to achieve and maintain an operating ratio of less than 90%.  We expect this to require improvements in rate per mile and miles per tractor and decreased non-revenue miles. Because a large percentage of our costs are variable, changes in revenue per mile affect our profitability to a greater extent than changes in miles per tractor. For fiscal 2015, the key factors that we expect to have the greatest effect on our profitability are our freight revenue per tractor per week (which will be affected by the general freight environment, including the balance of freight demand and industry-wide trucking capacity), our ability to recruit and retain drivers and compensation of drivers, our cost of revenue equipment (particularly in light of 2010 EPA engine requirements), our fuel costs, and our insurance and claims. We will seek to continue our strategy of engaging in targeted acquisitions to enhance our operations. To overcome cost increases and improve our margins, we will need to achieve increases in freight revenue per tractor, as well as increased miles per tractor per week. Operationally, we will continue to seek improvements in safety, driver recruiting, and retention. Our success in these areas primarily will affect revenue, driver-related expenses, and insurance and claims expense.

Results of Operations

The following tables set forth the percentage relationship of revenue and expense items to operating and freight revenue for the periods indicated.

	Fiscal year ended June 30,
	2014	2013	2012
Operating revenue	100%	100%	100%
Operating expenses:
Salaries, wages, and employee benefits	27.7	27.0	26.5
Fuel	22.6	23.4	26.1
Purchased transportation	22.9	20.5	18.2
Revenue equipment rentals	0.9	1.1	1.0
Operations and maintenance	6.5	5.3	6.5
Insurance and claims	2.5	2.5	2.3
Depreciation and amortization	7.6	8.3	7.9
Communication and utilities	0.8	0.9	0.7
Operating taxes and licenses	1.8	1.7	1.7
General and other operating	1.5	1.4	1.2

Total operating expenses	94.8	92.1	92.2

Operating income	5.2	7.9	7.8
Other expense:
Interest expense, net	0.7	0.8	0.9
Other expense (income), net	(2.1)	(0.2)	(0.0)

Income before income taxes	6.6	7.3	6.9
Provision for income taxes	2.6	2.8	2.7

Net income	4.0%	4.4%	4.3%

Freight revenue(1)	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and employee benefits	34.1	33.9	33.5
Fuel	4.5	3.9	6.8
Purchased transportation	28.3	25.7	22.9
Revenue equipment rentals	1.1	1.4	1.3
Operations and maintenance	8.1	6.7	8.3
Insurance and claims	3.1	3.1	2.9
Depreciation and amortization	9.4	10.4	9.9
Communication and utilities	1.0	1.1	0.9
Operating taxes and licenses	2.2	2.1	2.2
General and other operating	1.8	1.7	1.5

Total operating expenses	93.6	90.0	90.2

Operating income	6.4	10.0	9.8
Other expense:
Interest expense, net	0.8	1.0	1.2
Other expense (income), net	(2.6)	(0.2)	(0.1)

Income before income taxes	8.2	9.1	8.7
Provision for income taxes	3.2	3.6	3.4

Net income	5.0%	5.6%	5.4%

(1)
Freight revenue is equal to total operating revenue less fuel surcharges. In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense. The amounts were $143.9 million, $124.6 million, and $123.8 million in fiscal 2014, 2013, and 2012, respectively. Freight revenue is not a recognized measure under GAAP and should not be considered an alternative to or superior to other measures derived in accordance with GAAP. We believe our presentation of freight revenue and our discussion of various expenses as a percentage of freight revenue is a useful way to evaluate our core operating performance.

Fiscal year ended June 30, 2014, compared with fiscal year ended June 30, 2013

Total revenue increased by $145.7 million, or 23.7%, to $759.3 million for fiscal 2014, from $613.6 million for fiscal 2013. Freight revenue increased by $126.4 million, or 25.8%, to $615.4 million for fiscal 2014, from $489.0 million for fiscal 2013. This increase was primarily attributable to an increase in freight rates due to the increasing demand for freight and reduced capacity, as well as an increase in loaded miles. Average freight revenue per loaded mile, excluding fuel surcharge, increased to $1.613 in fiscal 2014 from $1.571 for fiscal 2013, or 2.6%.  Loaded miles increased to 303.9 million in fiscal 2014, compared to 258.4 million in fiscal 2013. We expect our freight rates to maintain an upward trend through the end of the calendar year as industry capacity continues to tighten. Average seated tractor count improved substantially between fiscal 2013 and fiscal 2014 primarily as a result of our acquisitions. We expect average seated tractor count to continue to improve as a result of the driver school and other recruiting efforts.

Fuel surcharge revenue increased to $143.9 million from $124.6 million for fiscal 2014 and 2013, respectively.  Fuel surcharge increased due to an increase in loaded miles, offset by a decrease in United States Department of Energy ("DOE") fuel prices from which our fuel surcharge is calculated.

Revenue for our asset-light segment increased to $52.6 million in fiscal 2014 compared to $44.0 million in fiscal 2013, or 19.5%. The increase is primarily related to increased revenues in our LTL/brokerage business and our warehousing business. Our remaining interest in TruckersB2B, which has been operated as a joint venture since February 2011, was sold in the fourth quarter of fiscal 2014. Our share of the operations of TruckersB2B is recorded as equity in earnings in Other (income) expense for all of fiscal 2013 and most of fiscal 2014. Our pre-tax gain on the sale was $17.1 million, not including expenses related to the sale.

Salaries, wages, and employee benefits were $209.9 million, or 27.7% of operating revenue and 34.1% of freight revenue, for fiscal 2014, compared to $165.5 million, or 27.0% of operating revenue and 33.9% of freight revenue, for fiscal 2013. These increases in salaries, wages, and benefits are largely due to increased administrative salaries due to headcount, driver salaries due to increased miles, recruiting expenses due to expanded recruiting efforts, medical benefits expense, and one-time severance payments associated with our acquisitions during fiscal 2014. The completion and operation of our driving school, as well as our expansion of the school to two additional locations, has increased our recruiting expense. We expect our driver schools and our other recruiting efforts will improve driver retention and asset utilization, although we expect competition for drivers to persist for the near future. If we are successful at increasing our company driver count as a percentage of our total fleet, we expect salaries, wages, and employee benefits will increase as a result of a higher percentage of company drivers in our fleet.

Fuel expenses, without reduction for fuel surcharge revenue, increased to $171.7 million, or 22.6% of operating revenue, for fiscal 2014, compared to $143.8 million, or 23.4% of operating revenue, for fiscal 2013. Fuel expenses, net of fuel surcharge revenue of $143.9 million and $124.6 million for fiscal 2014 and fiscal 2013, respectively, increased to $27.8 million, or 4.5% of freight revenue, for fiscal 2014, compared to $19.2 million, or 3.9% of freight revenue, for fiscal 2013. These increases were due to an increase in loaded miles, abnormally severe weather, which increased idling of our tractors, and a slight decrease in miles per gallon offset by a decrease in DOE fuel prices. Average DOE fuel prices decreased 1.3% to $3.92 per gallon for fiscal 2014, from $3.97 per gallon for fiscal 2013. We expect that our continued efforts to reduce idling and operate more fuel-efficient tractors will continue to have a positive impact on our miles per gallon. However, we expect this positive impact to be partially offset by increasing fuel costs per gallon and the use of more costly ultra-low sulfur diesel fuel.

Purchased transportation increased to $173.9 million, or 22.9% of operating revenue and 28.3% of freight revenue, for fiscal 2014, from $125.7 million, or 20.5% of operating revenue and 25.7% of freight revenue, for fiscal 2013. The increase is primarily related to increases in our intermodal expenses due to increased intermodal operations in Canada, attributable to our Canadian acquisitions. Our independent contractor expense increased due to an increase in independent contractor miles for fiscal 2014 compared to fiscal 2013, despite the overall number of independent contractors decreasing. Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile. Much of the decline in independent contractors occurred in the third and fourth quarter of the year. We also had increases in our LTL/brokerage expense due to increased focus on these areas of our business. We expect purchased transportation to increase if we are able to increase the number of independent contractors in our fleet and continue to increase our purchased transportation for brokerage and intermodal transportation.

Operations and maintenance consist of direct operating expense, maintenance, physical damage, and tire expense. This category increased to $49.7 million, or 6.5% of operating revenue and 8.1% of freight revenue, for fiscal 2014, from $32.7 million, or 5.3% of operating revenue and 6.7% of freight revenue, for fiscal 2013. The increase in fiscal 2014 is primarily related to an increase in average tractor age to 1.8 years and average trailer age to 3.4 years. Acquisitions during the current fiscal year contributed to the increased age of equipment as well as increased the amount of equipment that is not covered under warranty. We expect maintenance expenses to decline as we refresh these acquired units with new units that require less maintenance and are covered under warranty, and as we complete the refresh of our existing fleet.

Insurance and claims expense increased to $19.3 million, or 2.5% of operating revenue and 3.1% of freight revenue, for fiscal 2014, compared to $15.3 million, or 2.5% of operating revenue and 3.1% of freight revenue, for fiscal 2013. Insurance consists of premiums for liability, physical damage, cargo, and workers' compensation insurance. The increased cost is attributable to an increase in liability claims and workers' compensation claims due to an increase in the number and/or severity of claims reported including loss development. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We periodically review and adjust our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume. We expect our insurance and claims expense to be consistent with historical average amounts going forward. However, this category will vary based upon the frequency and severity of claims, the level of self-insurance, and premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment and net gains/losses on the sale of equipment, increased to $57.8 million, or 7.6% of operating revenue and 9.4% of freight revenue, in fiscal 2014 from $50.8 million, or 8.3% of operating revenue and 10.4% of freight revenue, for fiscal 2013. The increased cost is primarily related to the increased number of tractors and trailers owned during the fiscal 2014 period compared to the fiscal 2013 period. Revenue equipment held under operating leases is not reflected on our consolidated balance sheet and the expenses related to such equipment are reflected on our consolidated statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases. As we refresh older units in fiscal 2015, we expect depreciation to increase in connection with the increased equipment costs, offset by the gains on the sale of older equipment.

All of our other expenses are relatively minor in amount, and there were no significant changes in these expenses during fiscal 2014. Accordingly, we have not provided a detailed discussion of such expenses.

Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, decreased to 6.6% of operating revenue and 8.2% of freight revenue for fiscal 2014, from 7.3% of operating revenue and 9.1% of freight revenue for fiscal 2013.

Income taxes increased to $19.7 million for fiscal 2014, from to $17.5 million for fiscal 2013, resulting from a higher pre-tax income. Due to the non-deductible effects of our driver per diem pay structure, our tax rate will fluctuate from the 35% standard federal rate in future periods as net income fluctuates. Going forward, we expect our effective tax rate will be approximately 38% to 41%.

As a result of the factors described above, net income increased to $30.7 million for fiscal 2014, from $27.3 million for fiscal 2013.

Fiscal year ended June 30, 2013, compared with fiscal year ended June 30, 2012

Total revenue increased by $14.7 million, or 2.5%, to $613.6 million for fiscal 2013, from $599.0 million for fiscal 2012. Freight revenue increased by $13.9 million, or 2.9%, to $489.0 million for fiscal 2013, from $$475.1 million for fiscal 2012. This increase was primarily attributable to an increase in freight rates due to the recovering economy and reduced capacity. Average freight revenue per loaded mile, excluding fuel surcharge, increased to $1.571 in fiscal 2013 from $1.529 for fiscal 2012, or 2.7%.  This increase was partially offset by a decrease in loaded miles to 241.8 million in fiscal 2013, compared to 244.2 million in fiscal 2012.

Fuel surcharge revenue increased to $124.6 million from $123.8 million for fiscal 2013 and 2012, respectively.  Fuel surcharge increased as United States Department of Energy ("DOE") fuel prices, from which our fuel surcharge is calculated increased, offset slightly by a decrease in loaded miles in fiscal 2013.

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

Insurance and claims expense increased to $15.3 million, or 2.5% of operating revenue and 3.1% of freight revenue, for fiscal 2013, compared to $13.9 million, or 2.3% of operating revenue and 2.9% of freight revenue for fiscal 2012. Insurance consists of premiums for liability, physical damage, cargo, and workers' compensation insurance. These increases are attributable to an increase in liability claims and workers' compensation claims due to an increase in the number and/or severity of claims reported including loss development. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We continually review and adjust our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment and net gains/losses on the sale of equipment, increased to $50.8 million, or 8.3% of operating revenue and 10.4% of freight revenue, in fiscal 2013 from $47.2 million, or 7.9% of operating revenue and 9.9% of freight revenue, for fiscal 2012. These increases are primarily related to a decrease in the gains recognized on the sale of equipment in fiscal 2013 compared to gains recognized on sales in fiscal 2012. Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases.

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

Liquidity and Capital Resources

Trucking is a capital-intensive business. We require cash to fund our operating expenses (other than depreciation and amortization), to make capital expenditures and acquisitions, and to repay debt, including principal and interest payments.  We frequently consider potential acquisitions, and if we were to consummate an acquisition, our cash requirements would increase and we may have to modify our expected financing sources for the purchase of tractors. Subject to any required lender approval, we may make additional acquisitions.  Our principal sources of liquidity are cash generated from operations, bank borrowings, capital and operating lease financing of revenue equipment, and proceeds from the sale of used revenue equipment. Our transaction with Element in fiscal 2014 allowed us to reduce our debt, and we continue to view reduction of debt as a priority. At June 30, 2014, our total balance sheet debt, including capital lease obligations, and current maturities, was $274.3 million, compared $294.4 million at June 30, 2013.

As of June 30, 2014, we had on order 585 tractors for delivery through fiscal 2015 to complete the refresh of our fleet and replace equipment obtained through acquisitions. There were no trailer orders as of June 30, 2014. These tractor orders represent a capital commitment of approximately $72.0 million, before considering the proceeds of equipment dispositions. In fiscal 2015, we expect to purchase our tractors with both cash generated from operations and leases.

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

Cash Flows

We generated net cash from operating activities of $70.3 million in fiscal 2014, $86.7 million in fiscal 2013, and $77.1 million in fiscal 2012. The decrease in net cash provided by operations in fiscal 2014 from fiscal 2013 is due to a decrease in net income excluding our sale of Truckers B2B.

Net cash provided by investing activities was $5.5 million for fiscal 2014, compared to net cash used by investing activities of $103.6 million for fiscal 2013, and provided by investing activities of $18.5 million for fiscal 2012. The outflows of investing cash flow are a result of cash used for acquisitions and purchasing equipment, offset by cash provided by disposal and sale of equipment. Capital expenditures primarily for tractors and trailers totaled $82.8 million in fiscal 2014, $169.5 million in fiscal 2013, and $95.5 million in fiscal 2012. These decreases are related to reduced purchases of equipment, due to where we are in our equipment refresh cycle, which was nearly completed during the previous year. We generated proceeds from the sale of property and equipment of $103.9 million in fiscal 2014, $105.4 million in fiscal 2013, and $155.5 million in fiscal 2012. We also received $21 million during fiscal 2014 in connection with the sale of our minority interest in Truckers B2B.

Net cash used in financing activities was $61.0 million in fiscal 2014, $15.5 million in fiscal 2013, and $86.9 million in fiscal 2012. Financing activity consists primarily of bank borrowings, bank payments, and payment of the principal component of capital lease obligations.

Primary Credit Agreement

In December 2010, we entered into a new $50 million five-year revolving credit facility agented by Bank of America, N.A. The facility refinanced our previous credit facility and provides for ongoing working capital needs and general corporate purposes. Bank of America, N.A. served as the lead arranger in the facility and Wells Fargo Bank, N.A. also participated in the new facility. The facility provides for ongoing working capital needs and general corporate purposes. In May 2013, we increased our credit facility and extended the maturity. At June 30, 2014, we were authorized to borrow up to $200.0 million under this credit facility, which expires May 2018. The applicable interest rate under this agreement is based on either a base rate equal to Bank of America, N.A.'s prime rate or LIBOR plus an applicable margin between 0.75% and 1.375% that is adjusted quarterly based on our lease adjusted total debt to EBITDAR ratio. At June 30, 2014, the credit facility had an outstanding balance of $73.8 million and $0.8 million utilized for letters of credit. The facility is collateralized by the assets of all the U.S. and Canadian subsidiaries of the Company. We are obligated to comply with certain financial covenants under our credit agreement and we were in compliance with these covenants at June 30, 2014.

Contractual Obligations and Commitments

As of June 30, 2014, our bank loans, capitalized leases, operating leases, other debts, and future commitments have stated maturities or minimum annual payments as follows:

	Cash Requirements as of June 30, 2014 (in thousands) Payments Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years

Operating leases	$27,399	$11,140	$9,321	$6,938	$	---
Lease residual value guarantees	22,270	12,349	---	9,921		---
Capital lease obligations(1)	196,417	70,264	35,425	61,800		28,928

Sub-total	246,086	93,753	44,746	78,659		28,928

Future purchase of revenue equipment	71,952	35,965	16,003	19,984		---
Employment and consulting agreements(2)	300	300	---	---		---
Standby letters of credit	840	840	---	---		---

Total contractual and cash obligations	$319,178	$130,858	$60,749	$98,643		$28,928

(1)	Includes interest.
(2)
The amounts reflected in the table do not include amounts that could become payable to our Chief Executive Officer and President under certain circumstances if his employment by the Company is terminated.

Inflation and Fuel Costs

               Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During the past three years, the most significant effects of inflation have been on revenue equipment prices and fuel prices. New emissions control regulations and increases in commodity prices, wages of manufacturing workers, and other items have resulted in higher tractor prices. We attempt to limit the effects of inflation through increases in freight rates, certain cost control efforts, and limiting the effects of fuel prices through fuel surcharges and measures intended to reduce our consumption of fuel.

Fluctuations in the price or availability of fuel, as well as hedging activities, increased fuel consumption due to adverse weather, surcharge collection, the percentage of freight we obtain through brokers, and the volume and terms of diesel fuel purchase commitments may increase our costs of operation, which could materially and adversely affect our profitability. We impose fuel surcharges on substantially all accounts. These arrangements may not fully protect us from fuel price increases and also may result in us not receiving the full benefit of any fuel price decreases. As of June 30, 2014, we did not have any outstanding fuel hedges. If we enter into any future hedges, we may be forced to make cash payments under the hedging arrangements. Based on current market conditions, we have decided to limit our hedging and purchase commitments, but we continue to evaluate such measures. The absence of meaningful fuel price protection through these measures could adversely affect our profitability and results of operation.

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

Depreciation of Property and Equipment. We depreciate our property and equipment using the straight-line method over the estimated useful life of the asset. We generally use estimated useful lives of 3 to 7 years for new tractors and trailers, and estimated salvage values for new tractors and trailers generally range from 35% to 58% of the capitalized cost. Gains and losses on the disposal of revenue equipment are included in depreciation expense in our consolidated statements of operations.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-02, "Comprehensive Income (ASC Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"), which amends current comprehensive income guidance. Under this amendment, we are required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required that provide additional detail about those amounts. The amendment became effective for public entities in fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this guidance has not had a material impact on our consolidated financial statements.

Item 7A.                 Quantitative and Qualitative Disclosures About Market Risk

We experience various market risks, including changes in interest rates, foreign currency exchange rates, and fuel prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes, nor when there are no underlying related exposures.

Interest Rate Risk. We are exposed to interest rate risk principally from our credit facility.  The credit facility carries a maximum variable interest rate based on either a base rate equal to the greater of the Bank of America, N.A.'s prime rate or LIBOR plus an applicable margin between 0.75% and 1.375% that is adjusted quarterly based on the Company's lease adjusted total debt to EBITDAR ratio. At June 30, 2014, we had an outstanding balance of $73.9 million related to our credit facility and $0.8 million utilized for letters of credit. A hypothetical 0.25% increase in the bank's base rate and LIBOR would be immaterial to our net income.

Foreign Currency Exchange Rate Risk. We are subject to foreign currency exchange rate risk, specifically in connection with our Canadian operations. While virtually all of the expenses associated with our Canadian operations, such as independent contractor costs, company driver compensation, and administrative costs, are paid in Canadian dollars, a significant portion of our revenue generated from those operations is billed in U.S. dollars because many of our customers are U.S. shippers transporting goods to or from Canada. As a result, increases in the Canadian dollar exchange rate could adversely affect the profitability of our Canadian operations. Assuming revenue and expenses for our Canadian operations identical to the year ended June 30, 2014 (both in terms of amount and currency mix), we estimate that a $0.01 increase in the Canadian dollar exchange rate would reduce our annual net income by approximately $144,000. At June 30, 2014, we had no outstanding foreign exchange derivative contracts relating to the Canadian dollar. Previously derivative gains/(losses) were initially reported as a component of other comprehensive income and were reclassified to earnings in the period when the contracts were closed out.

While virtually all of the expenses associated with our Mexican operations, such as independent contractor costs, company driver compensation, and administrative costs, are paid in Mexican pesos, a significant portion of our revenue generated from those operations is billed in U.S. dollars because many of our customers are U.S. shippers transporting goods to or from Mexico. As a result, a decrease in the value of the Mexican peso could adversely affect our consolidated results of operations. Assuming revenue and expenses for our Mexican operations identical to the year ended June 30, 2014 (both in terms of amount and currency mix), we estimate that a $0.01 decrease in the Mexican peso exchange rate would reduce our annual net income by approximately $193,000. At June 30, 2014, we had outstanding foreign exchange derivative contracts in notional amounts of $9.8 million with a fair value of these contracts approximately $36,000 more than the original contract value. Derivative gains/(losses), initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.

Commodity Price Risk. Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability. Fuel is subject to economic, political, and market factors that are outside of our control. Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through the collection of fuel surcharges. However, fuel surcharges do not always fully offset increases in fuel prices. In addition, from time-to-time we may enter into derivative financial instruments to reduce our exposure to fuel price fluctuations. As of June 30, 2014, we did not have any amount of our future fuel purchases hedged.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Celadon Group, Inc.
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheet of Celadon Group, Inc. as of June 30, 2014, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the year ended June 30, 2014  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Our audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celadon Group, Inc. as of June 30, 2014, and the results of its operations and its cash flows for the year ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Celadon Group Inc.’s internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control-Integrated Framework (1992 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 15, 2014, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ BKD, LLP

Indianapolis, Indiana
September 15, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Celadon Group, Inc.
Indianapolis, Indiana

We have audited Celadon Group Inc.'s internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Celadon Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Celadon Group, Inc. and our report dated September 15, 2014 expressed an unqualified opinion thereon.

/s/ BKD, LLP

Indianapolis, Indiana
September 15, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Celadon Group, Inc.:

We have audited the accompanying consolidated balance sheet of Celadon Group, Inc. and subsidiaries (the Company) as of June 30, 2013, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the years in the two-year period ended June 30, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule II for each of the years in the two-year period ended June 30, 2013. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celadon Group, Inc. and subsidiaries as of June 30, 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule II for each of the years in the two-year period ended June 30, 2013, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Indianapolis, Indiana
September 12, 2013

CELADON GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended June 30, 2014, 2013, and 2012
(Dollars and shares in thousands, except per share amounts)

	2014	2013	2012
Operating Revenue:
Freight revenue	$615,411	$489,035	$475,116
Fuel surcharges	143,900	124,613	123,836
Total revenue	759,311	613,648	598,952

Operating expenses:
Salaries, wages, and employee benefits	209,938	165,485	158,948
Fuel	171,695	143,807	156,207
Purchased transportation	173,940	125,741	108,866
Revenue equipment rentals	6,621	6,973	5,986
Operations and maintenance	49,709	32,669	39,189
Insurance and claims	19,252	15,251	13,899
Depreciation and amortization	57,843	50,767	47,214
Communications and utilities	6,409	5,408	4,292
Operating taxes and licenses	13,275	10,451	10,308
General and other operating	11,195	8,424	7,284
Total operating expenses	719,877	564,976	552,193

Operating income	39,434	48,672	46,759

Other (income) expense:
Interest expense	5,071	4,931	5,684
Interest income	(12)	---	(56)
Other income, net	(15,996)	(994)	(412)
Income before income taxes	50,371	44,735	41,543
Provision for income taxes	19,690	17,471	16,007
Net income	$30,681	$27,264	$25,536

Earnings per common share:
Diluted earnings per share	$1.29	$1.17	$1.12
Basic earnings per share	$1.33	$1.20	$1.15
Weighted average shares outstanding:
Diluted	23,755	23,393	22,872
Basic	23,014	22,641	22,264

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended June 30, 2014, 2013, and 2012
(Dollars in thousands)

	2014	2013	2012

Net Income	$30,681	$27,264	$25,536
Other comprehensive income (loss):
Unrealized gain (loss) on fuel derivative instruments, net of tax	(45)	104	(446)
Unrealized gain (loss) on currency derivative instruments, net of tax	105	(78)	(96)
Foreign currency translation adjustments	(784)	(324)	(3,469)
Total other comprehensive income (loss)	(724)	(298)	(4,011)
Comprehensive income	$29,957	$26,966	$21,525

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2014 and 2013
(Dollars and shares in thousands except par value amounts)

ASSETS	2014	2013

Current assets:
Cash and cash equivalents	$15,508	$1,315
Trade receivables, net of allowance for doubtful accounts of $942 and $919 in 2014 and 2013, respectively	105,968	77,623
Prepaid expenses and other current assets	26,288	13,434
Tires in service	2,227	1,245
Equipment held for resale	3,148	9,923
Income tax receivable	6,395	9,506
Deferred income taxes	7,651	4,342
Total current assets	167,185	117,388
Property and equipment	643,888	612,236
Less accumulated depreciation and amortization	151,059	115,366
Net property and equipment	492,829	496,870
Tires in service	2,720	1,785
Goodwill	22,810	17,730
Investment in joint venture	---	4,604
Other assets	5,271	2,785
Total assets	$690,815	$641,162

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$11,017	$10,401
Accrued salaries and benefits	13,902	11,197
Accrued insurance and claims	11,568	10,092
Accrued fuel expense	11,306	7,461
Other accrued expenses	33,453	20,070
Current maturities of capital lease obligations	67,439	25,669
Current maturities of long-term debt	3,690	---
Total current liabilities	152,375	84,890
Capital lease obligations, net of current maturities	119,665	190,625
Long-term debt	83,497	78,137
Deferred income taxes	76,275	61,821
Stockholders' equity:
Common stock, $0.033 par value, authorized 40,000 shares; issued and outstanding 24,060 and 23,887 shares at June 30, 2014 and 2013, respectively	794	788
Treasury stock at cost; 500 and 696 shares at June 30, 2014 and 2013, respectively	(3,453)	(4,811)
Additional paid-in capital	107,579	103,749
Retained earnings	160,068	131,224
Accumulated other comprehensive loss	(5,985)	(5,261)
Total stockholders' equity	259,003	225,689
Total liabilities and stockholders' equity	$690,815	$641,162

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30, 2014, 2013, and 2012
(Dollars in thousands)

	2014		2013	2012

Cash flows from operating activities:
Net income		$30,681	$27,264	$25,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		64,800	57,812	55,777
(Gain) / loss on sale of equipment		(6,736)	(6,813)	(8,221)
Gain from sale of minority investment		(17,143)	---	---
Deferred income taxes		5,210	20,537	6,627
Provision for doubtful accounts		100	(1)	10
Stock based compensation expense		2,077	3,850	2,483
Changes in assets and liabilities:
Trade receivables		(17,125)	(2,129)	(3,124)
Income tax receivable and payable		7,905	(11,124)	(410)
Tires in service		(1,917)	2,016	5,205
Prepaid expenses and other current assets		(10,409)	(1,058)	2,631
Other assets		886	(1,200)	(910)
Accounts payable and accrued expenses		11,988	(2,445)	(8,510)
Net cash provided by operating activities		70,317	86,709	77,094
Cash flows from investing activities:
Purchase of property and equipment		(82,826)	(169,511)	(95,457)
Proceeds on sale of property and equipment		103,926	105,444	155,528
Proceeds from sale of minority interest		21,000	---	---
Purchase of available for sale securities		---	---	(4,661)
Sale of securities		---	---	4,922
Purchase of businesses, net of cash acquired		(36,602)	(39,484)	(41,856)
Net cash provided by ( used in) investing activities		5,498	(103,551)	18,476
Cash flows from financing activities:
Proceeds from issuance of common stock		2,985	1,892	548
Borrowings on long-term debt		325,520	388,009	256,667
Payments on long-term debt		(358,466)	(333,539)	(256,667)
Dividends paid		(1,837)	(1,805)	(1,337)
Principal payments on capital lease obligations		(29,190)	(70,066)	(86,115)
Net cash used in financing activities		(60,988)	(15,509)	(86,904)
Effect of exchange rates on cash and cash equivalents		(634)	20	(693)
Increase (decrease) in cash and cash equivalents		14,193	(32,331)	7,973
Cash and cash equivalents at beginning of year		1,315	33,646	25,673
Cash and cash equivalents at end of year		$15,508	$1,315	$33,646
Supplemental disclosure of cash flow information:
Interest paid		$4,802	$4,927	$5,683
Income taxes paid		$9,901	$8,752	$10,692
Obligations incurred under capital lease	$	---	$55,789	$168,983

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended June 30, 2014, 2013, and 2012
(Dollars in thousands, except share amounts)

	Common Stock No. of Shares Outstanding	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity

Balance at June 30, 2011	22,522,237	$788	$99,906	$(9,408)	$81,566	$(952)	$171,900

Net income	---	---	---	---	25,536	---	25,536
Other comprehensive income (loss)	---	---	---	---	---	(4,011)	(4,011)
Comprehensive income					25,536	(4,011)	21,525
Treasury stock issued	---	---	(1,047)	1,048	---	---	1
Restricted stock and options expense	249,840	3	2,141	---	---	---	2,144
Dividends paid	---	---	---	---	(1,337)	---	(1,337)
Exercise of stock options	57,233	---	154	394	---	---	548
Balance at June 30, 2012	22,829,310	$791	$101,154	$(7,966)	$105,765	$(4,963)	$194,781

Net income	---	---	---	---	27,264	---	27,264
Other comprehensive income (loss)	---	---	---	---	---	(298)	(298)
Comprehensive income					27,264	(298)	26,966
Treasury stock issued	---	---	(1,792)	1,801	---	---	9
Restricted stock and options expense	164,851	(3)	3,849	---	---	---	3,846
Dividends paid	---	---	---	---	(1,805)	---	(1,805)
Exercise of stock options	196,575	---	538	1,354	---	---	1,892
Balance at June 30, 2013	23,190,736	$788	$103,749	$(4,811)	$131,224	$(5,261)	$225,689

Net income	---	---	---	---	30,681	---	30,681
Other comprehensive income (loss)	---	---	---	---	---	(724)	(724)
Comprehensive income					30,681	(724)	29,957
Treasury stock issued	---	---	(634)	634	---	---	---
Restricted stock and options expense	132,400	2	2,075	---	---	---	2,077
Dividends paid	---	---	---	---	(1,837)	---	(1,837)
Exercise of incentive options	236,742	4	2,389	724	---	---	3,117
Balance at June 30, 2014	23,559,878	$794	$107,579	$(3,453)	$160,068	$(5,985)	$259,003

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014, 2013 and 2012

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade receivables. The Company performs ongoing credit evaluations of its customers and does not require collateral for its accounts receivable. The Company maintains reserves which management believes are adequate to provide for potential credit losses. Uncollectible accounts receivable are written off against the reserves. Concentrations of credit risk with respect to trade receivables are generally limited due to the Company's large number of customers and the diverse range of industries which they represent. Accounts receivable balances due from any single customer did not total more than 5% of the Company's gross trade receivables at June 30, 2014.

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
June 30, 2014, 2013 and 2012

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

Goodwill

The consolidated balance sheets at June 30, 2014 and 2013 included goodwill of acquired businesses of approximately $22.8 million and $17.7 million respectively. Under ASC Topic 350-20 Intangibles – Goodwill and Other, goodwill is not amortized but is tested for impairment annually (or more often, if an event or circumstance indicates that an impairment loss has been incurred). On April 1, 2014, we completed our most recent qualitative annual impairment test (under ASU 2011-08) for the fiscal year and concluded that there was no indication of impairment.

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

Advertising

Advertising costs are expensed as incurred by the Company. Advertising expense primarily consists of recruiting for new drivers.  Advertising expenses for fiscal 2014, 2013, and 2012 were $3.2 million, $2.9 million, and $2.2 million, respectively, and are included in salaries, wages, and employee benefits and other operating expenses in the consolidated statements of operations.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014, 2013 and 2012

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

Accounting for Derivatives

The Company has derivative financial instruments in place to reduce currency exposure for the Mexican Peso and has at times had derivative financial instruments in place to reduce exposure to fuel price fluctuations and currency exposure for Canadian Dollars. Derivative gains/(losses), initially reported as a component of other comprehensive income with an offset to accrued liabilities or other assets, are reclassified to earnings in the period when the forecasted transaction affects earnings. ASC Topic 815, Derivatives and Hedging, requires that all derivative instruments be recorded on the balance sheet at their respective fair values.

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

Stock-based Employee Compensation Plans

The Company applies the provisions of ASC Topic 718, Compensation – Stock Compensation, which requires companies to recognize the grant date fair value of stock options and other equity-based compensation issued to employees in its consolidated statement of operations.

Foreign Currency Translation

Foreign financial statements are translated into U.S. dollars in accordance with ASC Topic 830, Foreign Currency Matters. Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at year-end exchange rates. Statement of operations accounts are translated at the average exchange rate prevailing during the year. Resulting translation adjustments are included in other comprehensive income.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (ASC Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"), which amends current comprehensive income guidance.  The Company will be required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required that provide additional detail about those amounts. The amendment is effective prospectively for public entities in fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this guidance did not have a material impact on our consolidated financial statements.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014, 2013 and 2012

(2)	PROPERTY, EQUIPMENT, AND LEASES

Property and equipment consists of the following (in thousands):

	2014	2013
Revenue equipment owned	$318,533	$302,052
Revenue equipment under capital leases	243,519	249,703
Furniture and office equipment	11,498	9,083
Land and buildings	64,987	46,377
Service equipment	1,245	1,125
Leasehold improvements	4,106	3,896
	$643,888	$612,236

Included in accumulated depreciation was $55.8 million and $34.2 million in 2014 and 2013, respectively, related to revenue equipment under capital leases. Depreciation and amortization expense relating to property and equipment owned and revenue equipment under capital leases, including gains on disposition of equipment, was $57.8 million in fiscal 2014, $50.8 million in fiscal 2013, and $47.2 million in fiscal 2012.

(3)           LEASE OBLIGATIONS AND LONG-TERM DEBT

Lease Obligations

The Company leases certain revenue and service equipment under long-term lease agreements, payable in monthly installments.

Equipment obtained under a capital lease is reflected on the Company's balance sheet and the related lease bears interest at rates ranging from 1.4% to 5.4% per annum, maturing at various dates through 2020.

Assets held under operating leases are not recorded on the Company's consolidated balance sheet. The Company leases revenue and service equipment under non-cancellable operating leases expiring at various dates through February 2019.

The Company leases warehouse and office space under non-cancellable operating leases expiring at various dates through July 2017. Certain real estate leases contain renewal options.

Total rental expense under operating leases was as follows for 2014, 2013, and 2012 (in thousands):

	2014	2013	2012
Revenue and service equipment	$6,351	$6,973	$5,986
Office facilities and terminals	3,353	2,386	2,185
	$9,704	$9,359	$8,171

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014, 2013 and 2012

Future minimum lease payments relating to capital leases and to operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

Year ended June 30,	Capital Leases	Operating Leases
2015	$70,264	$23,489
2016	22,580	6,182
2017	12,845	3,139
2018	22,798	2,534
2019	39,002	14,325
Thereafter	28,928	---
Total minimum lease payments	$196,417	$49,669
Less amounts representing interest	9,313
Present value of minimum lease payments	$187,104
Less current maturities	67,439
Non-current portion	$119,665

The Company is obligated for lease residual value guarantees of $22.3 million, with $12.3 million due in fiscal 2015. The guarantees are included in the future minimum lease payments above. To the extent the expected value at lease termination date is lower than the residual value guarantee; we would accrue for the difference over the remaining lease term.  As of June 30, 2014, the Company believes the expected value at lease termination date is greater than the residual value guarantee.

Debt

The Company had debt, excluding lines of credit, of $13.3 million at June 30, 2014, of which $3.7 million is classified as current. Debt includes revenue equipment installment notes of $2.3 million with an average interest rate of 4.12 percent at June 30, 2014 due in monthly installments with final maturities at various dates through June 2019. Included in debt is $5.9 million related to our escrow agreement from the sale of lease purchase units sold to Element Financial Corp. that carry no interest rate. Additionally, $4.4 million of debt relates to non-compete agreement payments related to acquisitions that carry no interest rates. The remainder of the balance relates to miscellaneous items acquired through acquisitions that carry no interest rate.

Lines of Credit

In December 2010, we entered into a five-year revolving credit facility agented by Bank of America, N.A. The facility refinanced our previous credit facility and provides for ongoing working capital needs and general corporate purposes. Bank of America, N.A. served as the lead arranger in the facility and Wells Fargo Bank, N.A. also participated in the new facility. The facility provides for ongoing working capital needs and general corporate purposes. In May 2013, we increased our credit facility and extended the maturity. At June 30, 2014, we were authorized to borrow up to $200.0 million under this credit facility, which expires May 2018. The applicable interest rate under this agreement is based on either a base rate equal to Bank of America, N.A.'s prime rate or LIBOR plus an applicable margin between 0.75% and 1.375% that is adjusted quarterly based on our lease adjusted total debt to EBITDAR ratio. At June 30, 2014, the credit facility had an outstanding balance of $73.8 million and $0.8 million utilized for letters of credit. The facility is collateralized by the assets of all the U.S. and Canadian subsidiaries of the Company. We are obligated to comply with certain financial covenants under our credit agreement and we were in compliance with these covenants at June 30, 2014.

(4)           EMPLOYEE BENEFIT PLANS

401(k) Profit Sharing Plan

The Company has a 401(k) profit sharing plan, which permits U.S. employees of the Company to contribute up to 50% of their annual compensation, up to certain Internal Revenue Service limits, on a pretax basis. The contributions made by each employee are fully vested immediately and are not subject to forfeiture. The Company makes a discretionary matching contribution of up to 50% of the employee's contribution up to 5% of their annual compensation. Employees vest in the Company's contribution to the plan at the rate of 20% per year from the date of employment anniversary. Contributions made by the Company during fiscal 2014, 2013, and 2012 amounted to $278,000, $202,000, and $128,000, respectively.

(5)	STOCK PLANS

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based upon a grant-date fair value of an award.

In January 2006, stockholders approved the 2006 Omnibus Incentive Plan ("2006 Plan") that provides various vehicles to compensate the Company's key employees. The 2006 Plan utilizes such vehicles as stock options, restricted stock grants, and stock appreciation rights ("SARs"). The 2006 Plan authorized the Company to grant 1,687,500 shares. In November 2008, an additional 1,000,000 shares were authorized under an amendment to the 2006 Plan.  In December 2013, a second amendment to the plan was approved by stockholders authorizing an additional 750,000 shares to be available for grant under the 2006 plan. In fiscal 2014, the Company granted restricted stock grants covering 148,500 shares.  In fiscal 2013, the Company granted restricted stock grants covering 189,413 shares. In fiscal 2012, the Company granted stock options covering 87,500 shares and restricted stock grants covering 187,417 shares.  As of June 30, 2014, the Company is authorized to grant an additional 685,526 shares.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014, 2013 and 2012

The total compensation cost that has been recorded for such stock-based awards was an expense of $2.1 million in fiscal 2014, $3.9 million in fiscal 2013, and $2.4 million in fiscal 2012. The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was $1.1 million in fiscal 2014, $1.9 million in fiscal 2013, and $1.5 million in fiscal 2012.

The Company has granted a number of stock options under various plans. Options granted to employees have been granted with an exercise price equal to the market price on the grant date and expire on the tenth anniversary of the grant date. The majority of options granted to employees vest 25 percent per year, commencing with the first anniversary of the grant date. Under the 2006 Plan options granted have been granted with an exercise price equal to the market price on the grant date, vest over three years for non-employee directors and four years with respect to all other grants, commencing with the first anniversary of the grant date, and expire on the tenth anniversary of the grant date.

A summary of the activity of the Company's stock option plans as of June 30, 2014, 2013, and 2012 and changes during the period then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at June 30, 2011	1,432,083	$10.60	6.06	$4,866,334
Granted	---	---
Forfeited or expired	(12,560)	$11.21
Exercised	(57,233)	$9.58
Outstanding at June 30, 2012	1,362,290	$10.63	5.1	$7,829,713
Granted	---	---
Forfeited or expired	(17,925)	$13.77
Exercised	(195,575)	$9.57
Outstanding at June 30, 2013	1,148,790	$10.76	4.1	$8,606,841
Granted	---	---
Forfeited or expired	(8,500)	$13.88
Exercised	(235,192)	$12.60
Outstanding at June 30, 2014	905,098	$10.25	3.5	$10,018,958
Exercisable at June 30, 2014	892,598	$10.19	3.4	$9,932,333

The total intrinsic value of options exercised during fiscal 2014, 2013, and 2012 was $1.9 million, $2.0 million, and $0.3 million, respectively.

As of June 30, 2014, we had $0.1 million of total unrecognized compensation expense related to stock options that is expected to be amortized over a remaining 0.6 years and a weighted average period of 0.6 years.

Restricted Shares
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at June 30, 2011	355,630	$12.27
Granted	252,593	$12.60
Forfeited	(2,753)	$11.44
Vested	(152,045)	$12.09
Unvested at June 30, 2012	453,425	$12.36
Granted	189,413	$18.58
Forfeited	(24,437)	$11.33
Vested	(262,438)	$12.64
Unvested at June 30, 2013	355,963	$15.75
Granted	148,500	$22.13
Forfeited	(16,975)	$13.49
Vested	(130,783)	$14.75
Unvested at June 30, 2014	356,705	$18.88

Restricted shares granted to employees have been granted subject to achievement of certain time-based targets and vest evenly over a four or five year period, commencing with the first anniversary of the grant date.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014, 2013 and 2012

As of June 30, 2014, we had $5.7 million of total unrecognized compensation expense related to restricted stock that is expected to be recognized over the remaining weighted average period of approximately 3.3 years.

(6)	STOCK REPURCHASE PROGRAMS

On October 24, 2007, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company purchased 2,000,000 shares of the Company's common stock in open market transactions at an aggregate cost of approximately $13.8 million. We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under stock option plans.  We account for treasury stock using the cost method.  At June 30, 2014, 500,000 shares remained in treasury stock.

On August 25, 2010, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company is authorized to repurchase up to 2,000,000 shares of our common stock. The Company has not repurchased any shares of the Company's common stock under this program.

(7)           EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators used in computing earnings per share (in thousands except per share amounts):

	2014	2013	2012

Net income	$30,681	$27,264	$25,536
Basic earnings per share:
Weighted - average number of common shares outstanding	23,014	22,641	22,264
Basic earnings per share	$1.33	$1.20	$1.15
Diluted earnings per share:
Weighted - average number of common shares outstanding	23,014	22,641	22,264
Effect of stock options and other incremental shares	741	752	608
Weighted-average number of common shares outstanding – diluted	23,755	23,393	22,872
Diluted earnings per share	$1.29	$1.17	$1.12

The Company has grants that remain outstanding covering zero options in fiscal 2014, 39,150 options in fiscal 2013, and 90,500 options in fiscal 2012 that could potentially dilute basic earnings per share that were excluded from the EPS calculation as they are anti-dilutive in the current year.

(8)	COMMITMENTS AND CONTINGENCIES

The Company has outstanding commitments to purchase approximately $72.0 million of revenue equipment at June 30, 2014.

Standby letters of credit, not reflected in the accompanying consolidated financial statements, aggregated approximately $0.8 million at June 30, 2014.  In addition, at June 30, 2014, 500,000 treasury shares were held in a trust as collateral for self-insurance reserves.

The Company has an employment agreement with the Chairman of the Board providing for minimum combined annual compensation of $300,000 in fiscal 2015.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014, 2013 and 2012

(9)	INCOME TAXES

The income tax provision for operations in fiscal 2014, 2013, and 2012, consisted of the following (in thousands):

	2014	2013	2012
Current:
Federal	$12,958	$(3,127)	$7,285
State and local	1,013	(2,110)	220
Foreign	509	2,180	1,900
Total Current	$14,480	$(3,057)	$9,405
Deferred:
Federal	3,703	16,122	5,950
State and local	576	3,145	659
Foreign	931	1,261	(7)
Total Deferred	5,210	20,528	6,602
Total	$19,690	$17,471	$16,007

No benefit or expense has been recognized for U.S. federal income taxes on undistributed earnings of foreign subsidiaries of approximately $3.8 million, $4.3 million, and $2.4 million at June 30, 2014, 2013, and 2012, respectively.  This exception is allowable under ASC 740-30-50-2.

The Company's income tax expense varies from the statutory federal tax rate of 35% applied to income before income taxes as follows (in thousands):

	2014	2013	2012

Computed "expected" income tax expense	$17,630	$15,484	$14,540
State taxes, net of federal benefit	1,033	676	571
Non-deductible expenses	1,705	383	1,092
Other, net	(678)	928	(196)
Actual income tax expense	$19,690	$17,471	$16,007

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2014 and 2013 consisted of the following (in thousands):

	2014	2013
Deferred tax assets:
Deferred equity compensation	$1,755	$1,988
Insurance reserves	4,167	3,741
Other	4,998	1,508
Total deferred tax assets	$10,920	$7,237

Deferred tax liabilities:
Property and equipment	$(72,235)	$(58,513)
Goodwill	(5,742)	(5,204)
Other	(1,567)	(999)
Total deferred tax liabilities	$(79,544)	$(64,716)

Net current deferred tax assets	$7,651	$4,342
Net non-current deferred tax liabilities	(76,275)	(61,821)
Total net deferred tax liabilities	$(68,624)	$(57,479)

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014, 2013 and 2012

As of June 30, 2014, the Company had operating loss carry-forwards for income tax purposes of $1.5 million, which have expiration dates of 2034 and after.

The Company follows ASC Topic 740-10-25 Income Taxes in accounting for uncertainty in income taxes.  Topic 740-10-25 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As of June 30, 2014 and June 30, 2013, the Company recorded a $0.5 million liability in each year for unrecognized tax benefits, a portion of which represents penalties and interest.  The only periods subject to examination for our federal returns are the 2011, 2012, and 2013 tax years.

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

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014, 2013 and 2012

	Fiscal Year Ended
	June 30,
	(Dollars in thousands)
	2014	2013	2012

Total revenues
Asset-based	$706,726	$569,688	$556,770
Asset-light	52,585	43,960	42,182
	759,311	613,648	598,952
Operating income
Asset-based	34,179	45,190	43,723
Asset-light	5,255	3,482	3,036
	39,434	48,672	46,759
Depreciation and amortization
Asset-based	57,843	50,767	47,214
Asset-light	---	---	---
	57,843	50,767	47,214
Interest income
Asset-based	---	---	(56)

Interest expense
Asset-based	5,071	4,931	5,684

Income before taxes
Asset-based	29,121	40,259	38,085
Asset-light	21,250	4,476	3,458
	50,371	44,735	41,543
Goodwill
Asset-based	21,442	16,362	15,334
Asset-light	1,368	1,368	1,368
	22,810	17,730	16,702
Total assets
Asset-based	684,548	635,968	516,106
Asset-light	6,267	5,194	4,605
	690,815	641,162	520,711

Information as to the Company's operations by geographic area is summarized below (in thousands). The Company allocates total revenue based on the country of origin of the tractor hauling the freight.

	2014	2013	2012
Total revenue:
United States	$609,512	$534,463	$520,951
Canada	115,678	48,667	46,698
Mexico	34,121	30,518	31,303
Total	$759,311	$613,648	$598,952

Long-lived assets:
United States	$439,043	$479,852	$371,967
Canada	65,719	30,094	9,698
Mexico	18,868	13,828	13,002
Total	$523,630	$523,774	$394,667

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014, 2013 and 2012

No customer accounted for more than 10% of the Company's total revenue during its three most recent fiscal years.

(11)           FAIR VALUE MEASUREMENTS

ASC 820-10 Fair Value Measurement defines fair value, establishes a framework for measuring fair value in United States generally accepted accounting principles, and expands disclosures about fair value measurements. This standard establishes a three-level hierarchy for fair value measurements based upon the significant inputs used to determine fair value. Observable inputs are those which are obtained from market participants external to the Company while unobservable inputs are generally developed internally, utilizing management's estimates assumptions, and specific knowledge of the nature of the assets or liabilities and related markets. The three levels are defined as follows:

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

			Level 1		Level 2		Level 3
	Balance at June 30, 2014	Balance at June 30, 2013	Balance at June 30, 2014	Balance at June 30, 2013	Balance at June 30, 2014	Balance at June 30, 2013	Balance at June 30, 2014	Balance at June 30, 2013

Foreign currency derivatives	$35	$(70)	---	---	$35	$(70)	---	---

Fuel derivatives	---	45	---	---	---	45	---	---

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

As of June 30, 2014, we had no future contracts pertaining to heating oil outstanding. Previously under such contracts, we would pay a fixed rate per gallon of heating oil and receive the monthly average price of New York heating oil per the NYMEX. We previously had done retrospective and prospective regression analyses that showed the changes in the prices of diesel fuel and heating oil were deemed to be highly effective based on the relevant authoritative guidance. Accordingly, we had designated the respective hedges as cash flow hedges.

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

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014, 2013 and 2012

(13)           DISPOSITION OF MINORITY INTEREST IN SUBSIDIARY

In May 2014, the Company sold its minority ownership interest in TruckersB2B, LLC. The sales price of the transaction was approximately $21 million with a pre-tax gain on the sale of $17.1 million, not including expenses related to the sale.

(14)           SELECTED QUARTERLY DATA (Unaudited)

Summarized quarterly data for fiscal 2014 and 2013 follows (in thousands except per share amounts):

	Fiscal Year 2014
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

Total revenues	$175,102	$193,595	$193,228	$197,386
Operating expenses	163,570	184,652	186,446	185,208

Operating income	11,532	8,943	6,782	12,178
Other expense (income), net	983	1,100	1,053	(14,072)

Income before taxes	10,549	7,843	5,729	26,250
Income tax expense	3,983	2,717	2,247	10,743

Net income	$6,566	$5,126	$3,482	$15,507

Basic income per share	$0.29	$0.22	$0.15	$0.67
Diluted income per share	$0.28	$0.22	$0.15	$0.65

	Fiscal Year 2013
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

Total revenues	$153,297	$148,112	$149,638	$162,601
Operating expenses	138,158	135,521	141,602	149,695

Operating income	15,139	12,591	8,036	12,906
Other expense, net	1,528	856	680	873

Income before taxes	13,611	11,735	7,356	12,033
Income tax expense	5,349	4,355	2,978	4,789

Net income	$8,262	$7,380	$4,378	$7,244

Basic income per share	$0.37	$0.33	$0.19	$0.31
Diluted income per share	$0.36	$0.32	$0.19	$0.30

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014, 2013 and 2012

(15)           ACQUISITIONS

Acquisitions for the year ended June 30, 2014

On August 26, 2013, we acquired certain assets and assumed certain liabilities of Houg, LLC (“Houg”) in Denver, CO. We acquired trade receivables of $2.3 million, property and equipment of $2.6 million, goodwill of $1.1 million, and other assets of $0.3 million offset by $4.4 million in debt and $1.9 million of various liabilities. The property and equipment includes tractors and trailers that we intend to operate in the short term. We used borrowings under our existing line of credit to fund the purchase price. The purposes of the acquisition were to offer employment opportunities to Houg drivers and continue dry-van and temperature-controlled services for the Houg customers.

On August 26, 2013, we acquired certain assets and assumed certain liabilities of Land Span Motor Equipment, Inc. (“Land Span”) in Lakeland, FL for $5.4 million. We acquired property and equipment of $11.4 million, and other assets of $0.1 million offset by $6.1 million in debt. The property and equipment includes tractors and trailers that we intend to operate in the short term. We used borrowings under our existing line of credit to fund the purchase price. The purposes of the acquisition were to offer employment opportunities to Land Span drivers and continue dry-van services for the Land Span customers.

On September 13, 2013, we acquired the stock of TCI Logistics, Inc. (“TCI”) in Kernersville, NC for $2.9 million. TCI had trade receivables of $1.8 million, property and equipment of $4.0 million, goodwill of $1.7 million, and cash and other assets of $0.5 million offset by debt of $4.0 million and $1.1 million of various liabilities. The property and equipment owned by TCI includes tractors and trailers that we intend to continue to utilize. We used borrowings under our existing line of credit to fund the purchase price. The purposes of the acquisition were to continue employment of TCI drivers and continue dry-van services for the TCI customers.

On September 16, 2013, we acquired certain assets and assumed certain liabilities of Hoss Cartage & Distribution Systems, Inc. (“Hoss”) in Ayr, Ontario, Canada for $1.2 million. We acquired property and equipment of $1.2 million. The property and equipment includes tractors and trailers that we intend to operate in the short term. We used borrowings under our existing line of credit to fund the purchase price. The purposes of the acquisition were to offer employment opportunities to Hoss drivers and continue dry-van services for the Hoss customers. Additionally, on November 13, 2013, we purchased land and building from Hoss for $1.8 million.

On November 1, 2013, we acquired the stock of Osborn Transportation, Inc. (“Osborn”) in Gadsden, AL for $21.0 million, including $5.5 million to be paid out in future payments. Osborn had cash of $4.9 million, trade receivables of $3.8 million, prepaid expenses of $3.0 million, deferred tax assets of $2.2 million, property and equipment of $11.2 million, goodwill of $1.1 million, and other assets of $1.1 million offset by debt of $2.0 million, deferred tax liabilities of $2.7 million, and $1.6 million of various liabilities. The property and equipment owned by Osborn includes tractors and trailers that we intend to continue to utilize. We used borrowings under our existing line of credit to fund the purchase price. The purposes of the acquisition were to continue employment of Osborn drivers and continue dry-van services for the Osborn customers.

On November 15, 2013, we acquired certain assets and assumed certain liability of N. Yanke Transfer Ltd. (“Yanke”) in Saskatchewan, Canada for $17.9 million. We acquired property and equipment of $22.1 million, $0.2 million in parts inventory, and paid $0.9 million in Canadian Goods and Services Tax (GST). Additionally, we assumed and subsequently paid off $5.3 million in debt related to the equipment. The property and equipment includes tractors, trailers, containers, and chassis that we intend to continue to utilize. We used borrowings under our existing line of credit to fund the purchase price. The purposes of the acquisition were to continue employment of Yanke drivers and continue dry-van services for the Yanke customers.

On June 24, 2014, we acquired certain assets and assumed certain liabilities of Evans Group, Inc. (“Evans”) in Butler, IN. We acquired trade receivables of $3.5 million, property and equipment of $5.4 million, goodwill of $1.1 million, and other assets of $0.8 million, offset by the assumption of $8.7 million in debt and $2.1 million of various liabilities. The property and equipment includes tractors and trailers that we intend to operate in the short term. We used borrowings under our existing line of credit to fund the purchase price. The purposes of the acquisition were to offer employment opportunities to Evans drivers and continue dry-van and flatbed services for the Evans customers.

The recorded amounts of assets acquired in the above transactions are subject to change upon the finalization of our determination of acquisition date fair values. Equipment held for resale is not being depreciated.  The assets and liabilities acquired were recorded at fair value at the time of acquisition.  The goodwill recorded for each acquisition relates to anticipated future cash flows and operating efficiencies.

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

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014, 2013 and 2012

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

On May 15, 2013, we acquired the stock of Hyndman Holdings, Inc. ("Hyndman") in Wroxeter, ON Canada for $6.3 million. Through acquiring the stock we acquired trade receivables of $5.3 million, property and equipment of $14.9 million, goodwill of $0.3 million, other assets of $0.8 million, debt of $9.6 million and $5.4 million of various liabilities. The property and equipment includes tractors and trailers that we intend to operate in the short term. We used borrowings under our existing line of credit to fund the purchase price. The purposes of the acquisition were to offer employment opportunities to Hyndman drivers, and continue dry-van services for the Hyndman customers.

(16)           GOODWILL AND OTHER INTANGIBLE ASSETS

The acquired intangible assets relate to customer relations acquired through acquisition in fiscal 2013 that will be amortized over a period of 4 years. The company did not record any new intangible assets in fiscal 2014.

	Intangibles
	June 30, 2013	Current year Additions	June 30, 2014
Gross carrying amount	$650	---	$650
Amortization	75	162	237
Net carrying amount	$575		$413

The additions to goodwill relate to the Houg, TCI, Osborn, and Evans acquisitions of $1.1 million, $1.7 million, $1.1 million, and $1.1 million respectively.  The Houg and Evans related goodwill is tax deductible.

	Goodwill
	June 30, 2013	Current year additions	June 30, 2014
Asset based	$16,362	$5,080	$21,442
Asset light	1,368	---	1,368
Total Goodwill	$17,730	$5,080	$22,810

SCHEDULE II

CELADON GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS

Years ended June 30, 2014, 2013, and 2012

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period

Year ended June 30, 2012:
Allowance for doubtful accounts	$1,045,122	$10,000	$48,433	(a)	$1,006,689
Reserves for claims payable as self-insurer	$14,334,276	$12,252,489	$15,243,696	(b)	$11,343,069

Year ended June 30, 2013:
Allowance for doubtful accounts	$1,006,689	$0	$87,880	(a)	$918,809
Reserves for claims payable as self-insurer	$11,343,069	$14,669,698	$14,783,848	(b)	$11,228,919

Year ended June 30, 2014:
Allowance for doubtful accounts	$918,809	$100,000	$76,689	(a)	$942,120
Reserves for claims payable as self-insurer	$11,228,919	$14,892,657	$13,126,649	(b)	$12,994,927

(a)	Represents accounts receivable net write-offs.
(b)	Represents claims paid.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 2, 2013, the Audit Committee of the Board of Directors of Celadon Group, Inc. (the “Company”) dismissed KPMG LLP (“KPMG”) as its independent registered public accounting firm.

The audit reports of KPMG on the Company’s consolidated financial statements as of and for the years ended June 30, 2013 and 2012 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. The audit reports of KPMG on the effectiveness of internal control over financial reporting as of June 30, 2013 and 2012 did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During each of the fiscal years ended June 30, 2013 and 2012, and in the subsequent interim period through October 2, 2013, there were no disagreements between the Company and KPMG on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures that, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the matter in its audit reports.

During the two most recent fiscal years and the subsequent interim period through October 2, 2013, there were no "reportable events" as that term is defined in Item 304(a)(1)(v) of Regulation S-K, except with respect to the disclosure of a material weakness in the Company's internal control over financial reporting related to controls to evaluate leases for capital lease or operating lease classification that were not designed to consider all of the relevant lease accounting literature applicable to lease classification, including default provisions related to non-performance criteria. Based on the evaluation of the Company's disclosure controls and procedures as of March 31, 2012, the Company concluded that, as of such date, the Company’s disclosure controls and procedures were ineffective due to such material weakness. The material weakness was remediated as of June 30, 2012 and resulted in a restatement of the Company's financials through the filing of an amended Annual Report for fiscal 2011 and Quarterly Reports for the first and second quarters of fiscal 2012.

On October 7, 2013, the Company engaged BKD LLP ("BKD") as the independent registered public accounting firm for the Company and its subsidiaries, which was approved by the Company's Audit Committee on October 2, 2013. In deciding to engage BKD, the Audit Committee reviewed auditor independence and existing commercial relationships with BKD, and concluded that BKD has no commercial relationship with the Company that would impair its independence.

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

Based upon that Evaluation, our Certifying Officers have concluded that, as of June 30, 2014, the Company's disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014, using criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In making this assessment management used the criteria set forth by COSO in Internal Control—Integrated Framework (1992). Based on this assessment, our management has concluded that as of June 30, 2014, our internal control over financial reporting is effective based on those criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of June 30, 2014 has been audited by BKD LLP, an independent registered public accounting firm, as stated in their attestation report.  See "Financial Statements and Supplementary Data" under Item 8 of this Annual Report on Form 10-K for BKD LLP's attestation report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Certain information required to be set forth in Part III of this report is incorporated by reference to our definitive Proxy Statement, which will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. Only those sections of the definitive Proxy Statement which specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report included in the definitive Proxy Statement.

Item 10.                 Directors, Executive Officers, and Corporate Governance

The information required by this Item, with the exception of the Code of Ethics disclosure below, is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2014 Annual Meeting of Stockholders.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics was filed as Exhibit 14 to our Annual Report on Form 10-K for the year ended June 30, 2003, filed with the SEC on September 19, 2003.

Item 11.                 Executive Compensation

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2014 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2014 Annual Meeting of Stockholders. The following table provides certain information as of June 30, 2014, with respect to our compensation plans and other arrangements under which shares of our common stock are authorized for issuance.

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of June 30, 2014:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,261,803	$13.72	685,526

Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2014 Annual Meeting of Stockholders.

Item 14.                 Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2014 Annual Meeting of Stockholders.

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
10.12
Celadon Group, Inc. Form of Award Notice for Employees for Restricted Stock Awards. (Incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 4, 2006.)*

10.13
Celadon Group, Inc. Form of Award Notice for Stephen Russell for Restricted Stock Award. (Incorporated by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 4, 2006.) *

10.14
Celadon Group, Inc. Form of Award Notice for Employees for Incentive Stock Option Grants. (Incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 4, 2006.) *

10.15
Celadon Group, Inc. Form of Award Notice for Non-Employee Directors for Non-Qualified Stock Option Grants. (Incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 4, 2006.) *

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

10.21
Service Agreement dated December 11, 2013 between the Company and Stephen Russell. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 10, 2014.) *

10.22
Program Agreement dated March 31, 2014, by and among the Company, Quality Equipment Leasing, LLC, and Element Financial Corp. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 12, 2014.)

10.23
Service Agreement dated March 31, 2014, by and among the Company, Quality Equipment Leasing, LLC, and Element Financial Corp. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 12, 2014.)

10.24
Portfolio Purchase and Sale Agreement dated March 31, 2014, by and among the Company, Quality Equipment Leasing, LLC, and Element Financial Corp. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 12, 2014.)

21	Subsidiaries. #
23.1	Consent of Independent Registered Public Accounting Firm - BKD, LLP. #
23.2	Consent of Independent Registered Public Accounting Firm - KPMG LLP. #
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company's Chief Executive Officer. #
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by William E. Meek, the Company's Chief Financial Officer. #
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company's Chief Executive Officer. #
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by William E. Meek, the Company's Chief Financial Officer. #
101.INS**	XBRL Instance Document #
101.SCH**	XBRL Taxonomy Extension Schema Document #
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document #
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document #
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document #
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document #
_______________________
*	Management contract or compensatory plan or arrangement.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be "furnished" and not "filed."
#	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this September 15, 2014.

Celadon Group, Inc.

By:	/s/ Paul A. Will
Paul A. Will President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. Will	President and Chief Executive Officer (Principal Executive Officer)	September 15, 2014
Paul A. Will

/s/ William E. Meek	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	September 15, 2014
William E. Meek

/s/ Bobby Peavler	Vice President of Accounting (Principal Accounting Officer)	September 15, 2014
Bobby Peavler

/s/ Stephen Russell	Chairman of the Board	September 15, 2014
Stephen Russell

/s/ Michael Miller	Director	September 15, 2014
Michael Miller

/s/ Anthony Heyworth	Director	September 15, 2014
Anthony Heyworth

/s/ Catherine Langham	Director	September 15, 2014
Catherine Langham

EXHIBIT INDEX
Exhibit Number	Description
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

10.21
Service Agreement dated December 11, 2013 between the Company and Stephen Russell. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 10, 2014.) *

10.22
Program Agreement dated March 31, 2014, by and among the Company, Quality Equipment Leasing, LLC, and Element Financial Corp. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 12, 2014.)

10.23
Service Agreement dated March 31, 2014, by and among the Company, Quality Equipment Leasing, LLC, and Element Financial Corp. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 12, 2014.)

10.24
Portfolio Purchase and Sale Agreement dated March 31, 2014, by and among the Company, Quality Equipment Leasing, LLC, and Element Financial Corp. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 12, 2014.)

21	Subsidiaries. #
23.1	Consent of Independent Registered Public Accounting Firm - BKD, LLP. #
23.2	Consent of Independent Registered Public Accounting Firm - KPMG LLP. #
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company's Chief Executive Officer. #
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by William E. Meek, the Company's Chief Financial Officer. #
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company's Chief Executive Officer. #
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by William E. Meek, the Company's Chief Financial Officer. #
101.INS**	XBRL Instance Document #
101.SCH**	XBRL Taxonomy Extension Schema Document #
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document #
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document #
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document #
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document #
_______________________
*	Management contract or compensatory plan or arrangement.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be "furnished" and not "filed."
#	Filed herewith.