Form 10-Q
period 2014-09-30
CELADON GROUP INC
filed 2014-11-10
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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
Yes [  ]  No [X]

As of November 7, 2014 (the latest practicable date), 23,647,833 shares of the registrant's common stock, par value $0.033 per share, were outstanding.

CELADON GROUP, INC.

Index to

September 30, 2014 Form 10-Q

PART I.                 FINANCIAL INFORMATION

Item I.                 Financial Statements

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Dollars and shares in thousands except per share amounts)
(Unaudited)

	For the Three Months Ended
	September 30,
	2014	2013
OPERATING REVENUE:
Freight revenue	$157,704	$141,956
Fuel surcharge revenue	35,712	33,146
Total revenue	193,416	175,102

OPERATING EXPENSES:
Salaries, wages, and employee benefits	57,222	46,654
Fuel	39,985	36,843
Purchased transportation	43,637	41,744
Revenue equipment rentals	2,590	1,652
Operations and maintenance	11,240	11,274
Insurance and claims	5,676	4,140
Depreciation and amortization	15,556	16,086
Communications and utilities	1,830	1,364
Operating taxes and licenses	3,315	2,832
General and other operating	3,455	2,139
Gain on disposition of equipment	(4,558)	(1,158)
Total operating expenses	179,948	163,570

Operating Income	13,468	11,532

Interest expense	1,169	1,224
Other (income) expense	(78)	(241)
Income before income taxes	12,377	10,549
Income tax expense	4,329	3,983
Net income	$8,048	$6,566

Income per common share:
Diluted	$0.34	$0.28
Basic	$0.35	$0.29

Diluted weighted average shares outstanding	23,934	23,662
Basic weighted average shares outstanding	23,240	22,930

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
 (in thousands)
(Unaudited)

	For the Three Months Ended
	September 30,
	2014	2013

Net income	$8,048	$6,566
Other comprehensive income (loss):
Unrealized gain (loss) on fuel derivative instruments, net of tax	---	2
Unrealized gain (loss) on currency derivative instruments, net of tax	(35)	165
Foreign currency translation adjustments, net of tax	(3,852)	447
Total other comprehensive income (loss)	(3,887)	614
Comprehensive income	$4,161	$7,180

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2014 and June 30, 2014
(Dollars in thousands except par value and share amounts)

	(unaudited)
	September 30,	June 30,
ASSETS	2014	2014

Current assets:
Cash and cash equivalents	$10,097	$15,508
Trade receivables, net of allowance for doubtful accounts of $968 and $942 at September 30, 2014 and June 30, 2014, respectively	99,922	105,968
Prepaid expenses and other current assets	36,234	26,288
Tires in service	1,952	2,227
Equipment held for resale	3,054	3,148
Income tax receivable	4,704	6,395
Deferred income taxes	7,243	7,651
Total current assets	163,206	167,185
Property and equipment	701,331	643,888
Less accumulated depreciation and amortization	151,875	151,059
Net property and equipment	549,456	492,829
Tires in service	2,426	2,720
Goodwill	22,800	22,810
Other assets	5,156	5,271
Total assets	$743,044	$690,815

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$9,363	$11,017
Accrued salaries and benefits	11,572	13,902
Accrued insurance and claims	10,882	11,568
Accrued fuel expense	9,043	11,306
Other accrued expenses	37,755	33,453
Current maturities of long term debt	3,040	3,690
Current maturities of capital lease obligations	60,310	67,439
Total current liabilities	141,965	152,375
Capital lease obligations, net of current maturities	141,840	119,665
Long term debt	116,249	83,497
Deferred income taxes	78,719	76,275
Stockholders' equity:
Common stock, $0.033 par value, authorized 40,000 shares; issued and outstanding 24,149 and 24,060 shares at September 30, 2014 and June 30, 2014, respectively	797	794
Treasury stock at cost; 500 and 500 shares at September 30, 2014 and June 30, 2014, respectively	(3,453)	(3,453)
Additional paid-in capital	109,148	107,579
Retained earnings	167,651	160,068
Accumulated other comprehensive loss	(9,872)	(5,985)
Total stockholders' equity	264,271	259,003
Total liabilities and stockholders' equity	$743,044	$690,815

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Three Months Ended
	September 30,
	2014	2013

Cash flows from operating activities:
Net income	$8,048		$6,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,625		16,083
Gain on sale of equipment	(4,558)		(1,157)
Stock based compensation	720		545
Deferred income taxes	2,775		(2,395)
Provision for doubtful accounts	60		---
Changes in assets and liabilities:
Trade receivables	5,370		295
Income taxes	1,845		5,690
Tires in service	555		490
Prepaid expenses and other current assets	(17,213)		(5,411)
Other assets	(170)		(261)
Accounts payable and accrued expenses	(4,208)		(4,561)
Net cash provided by operating activities	8,849		15,884

Cash flows from investing activities:
Purchase of property and equipment	(78,828)		(19,758)
Proceeds on sale of property and equipment	71,927		8,833
Purchase of businesses	(10,048)		(9,284)
Net cash used in investing activities	(16,949)		(20,209)

Cash flows from financing activities:
Proceeds from borrowings on long-term debt	162,100		81,510
Payments on bank borrowing on long-term debt	(133,100)		(69,882)
Principal payments under capital lease obligations	(26,648)		(6,476)
Dividends paid	(464)		(457)
Proceeds from issuance of common stock	852		1,304
Net cash provided by financing activities	2,740		5,999
Effect of exchange rates on cash and cash equivalents	(51)		621
Increase (Decrease) in cash and cash equivalents	(5,411)		2,295
Cash and cash equivalents at beginning of period	15,508		1,315
Cash and cash equivalents at end of period	$10,097		$3,610
Supplemental disclosure of cash flow information:
Interest paid	$1,181		$1,224
Income taxes paid	$4,200		$94
Lease obligation incurred in the purchase of equipment	$41,695	$	---

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1.           Basis of Presentation

References in this Report on Form 10-Q to "we," "us," "our," "Celadon," the "Company," or similar terms refer to Celadon Group, Inc. and its consolidated subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated unaudited financial statements of Celadon Group, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America and Regulation S-X, instructions to Form 10-Q, and other relevant rules and regulations of the Securities and Exchange Commission (the "SEC"), as applicable to the preparation and presentation of interim financial information. Certain information and footnote disclosures have been omitted or condensed pursuant to such rules and regulations. We believe all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations in interim periods are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2014.

The preparation of the financial statements in conformity with United States generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

2.           Earnings Per Share (in thousands, except per share data)

A reconciliation of the basic and diluted earnings per share is as follows:

	For the Three Months Ended
	September 30,
	2014	2013
Weighted average common shares outstanding – basic	23,240	22,930
Dilutive effect of stock options and unvested restricted stock units	694	732
Weighted average common shares outstanding – diluted	23,934	23,662

Net income	$8,048	$6,566
Earnings per common share
Basic	$0.35	$0.29
Diluted	$0.34	$0.28

For the three months ended September 30, 2014 and September 30, 2013 there were no shares classified as anti-dilutive.

3.           Stock Based Compensation

The following table summarizes the components of our stock based compensation program expense (in thousands):

	For the Three Months Ended
	September 30,
	2014	2013

Stock compensation expense for options, net of forfeitures	$24	$74
Stock compensation expense for restricted stock, net of forfeitures	696	471
Total stock compensation expense (income)	$720	$545

As of September 30, 2014, we have approximately $0.1 million of unrecognized compensation cost related to unvested options granted under our 2006 Omnibus Incentive Plan, as amended (the "2006 Plan"). This cost is expected to be recognized over a weighted-average period of 0.3 years and a total period of 0.3 years.

A summary of the award activity of our stock option plans as of September 30, 2014, and changes during the three-month period then ended is presented below:

Options	Option Totals	Weighted-Average Exercise Price per Share

Outstanding at July 1, 2014	905,098	$10.25
Granted	---	---
Exercised	82,900	$10.28
Forfeited or expired	---	---
Outstanding at September 30, 2014	822,198	$10.25
Exercisable at September 30, 2014	809,698	$10.18

As of September 30, 2014, we also have approximately $5.1 million of unrecognized compensation expense related to restricted stock awards, which is anticipated to be recognized over a weighted-average period of 2.6 years and a total period of 4.4 years.  A summary of the restricted stock award activity under the 2006 Plan as of September 30, 2014, and changes during the three-month period then ended is presented below:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value

Unvested at July 1, 2014	356,705	$18.88
Granted	9,154	$19.25
Vested and Issued	1,750	$13.94
Forfeited	3,299	$17.53
Outstanding at September 30, 2014	360,810	$18.92

The fair value of each restricted stock award is based on the closing market price on the date of grant.

4.           Segment Information (in thousands)

We have two reportable segments comprised of an asset-based segment and an asset-light-based segment. Our asset-based segment includes our asset-based dry van carrier and rail services, which are geographically diversified but have similar economic and other relevant characteristics, as they all provide truckload carrier services of general commodities to a similar class of customers. Our asset-light-based segment consists of our warehousing, brokerage, and less-than-truckload ("LTL") operations, which we have determined qualifies as a reportable segment under ASC 280-10-50, Segment Reporting.

	Operating Revenues
	For the Three Months Ended
	September 30,
	2014	2013
Asset-Based	$176,869	$161,055
Asset-light-Based	16,547	14,047
Total	$193,416	$175,102

	Operating Income
	For the Three Months Ended
	September 30,
	2014	2013
Asset-Based	$11,249	$10,286
Asset-light-Based	2,219	1,246
Total	$13,468	$11,532

Information as to our operating revenue by geographic area is summarized below. We allocate operating revenue based on the country of origin of the tractor hauling the freight:

	Operating Revenue
	For the Three Months Ended
	September 30,
	2014	2013
United States	$153,186	$146,205
Canada	29,206	21,087
Mexico	11,024	7,810
Consolidated	$193,416	$175,102

5.           Income Taxes

Our effective income tax rate was 35.0% for the three-month period ended September 30, 2014, compared with 37.8% for the three-month period ended September 30, 2013. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits. The change in the proportion of income from domestic and foreign sources affects our effective tax rate. Income tax expense also varies from the amount computed by applying the statutory federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Under this pay structure, drivers who meet the requirements and elect to receive per diem are generally required to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases our drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes.  As a result, salaries, wages, and employee benefits are slightly lower, and our effective income tax rate is higher than the statutory rate.  Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases because aggregate per diem pay becomes smaller in relation to pre-tax income.  Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to receive this pay structure.

We follow ASC Topic 740-10-25 in accounting for uncertainty in income taxes ("Topic 740"). Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We account for any uncertainty in income taxes by determining whether it is more likely than not that a tax position taken or expected to be taken in a tax return will be sustained upon examination by the appropriate taxing authority based on the technical merits of the position.  In that regard, we have analyzed filing positions in our federal and applicable state tax returns as well as in all open tax years.  The only periods subject to examination for our federal returns are the 2010 through 2012 tax years.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations, or cash flows.  As of September 30, 2014, we recorded a $0.5 million liability for unrecognized tax benefits, a portion of which represents penalties and interest.

6.           Commitments and Contingencies

We have outstanding commitments to purchase approximately $67.8 million of revenue equipment at September 30, 2014.

Standby letters of credit, not reflected in the accompanying consolidated financial statements, aggregated approximately $1.2 million at September 30, 2014.  In addition, at September 30, 2014, 500,000 treasury shares were held in a trust as collateral for self-insurance reserves.

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

Long-Term Debt

We had debt, excluding capital leases, of $119.3 million at September 30, 2014, of which $104.3 million relates to our line of credit. Debt includes revenue equipment installment notes of $2.1 million with an average interest rate of 4.2 percent at September 30, 2014, due in monthly installments with final maturities at various dates through June 2019. Included in debt is $9.1 million related to our escrow agreement from the sale of lease purchase units sold to Element Financial Corp. that carries no interest rate. Additionally, $3.8 million of debt relates to non-compete agreement payments related to acquisitions that carry no interest rates.

Future minimum lease payments relating to capital leases and operating leases as of September 30, 2014 (in thousands):

	Capital Leases	Operating Leases
2015	$62,518	$16,281
2016	18,814	5,885
2017	17,642	2,544
2018	27,614	6,851
2019	43,309	5,785
Thereafter	16,552	---
Total minimum lease payments	212,026	$37,346
Less amounts representing interest	9,876
Present value of minimum lease payments	202,150
Less current maturities	60,310
Non-current portion	$141,840

8.           Fair Value Measurements

ASC 820-10 Fair Value Measurements and Disclosure for non-recurring fair value measurements of non-financial assets and liabilities. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard establishes a three-level hierarchy for fair value measurements based upon the significant inputs used to determine fair value. Observable inputs are those which are obtained from market participants external to the Company, while unobservable inputs are generally developed internally, utilizing management’s estimates assumptions, and specific knowledge of the nature of the assets or liabilities and related markets. The three levels are defined as follows:

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities (in thousands) that are required to be measured at fair value as of September 30, 2014, and June 30, 2014.

			Level 1		Level 2		Level 3
	Balance	Balance	Balance	Balance	Balance	Balance	Balance	Balance
	at	at	at	at	at	at	at	at
	September	June	September	June	September	June	September	June
	30,	30,	30,	30,	30,	30,	30,	30,
	2014	2014	2014	2014	2014	2014	2014	2014

Foreign currency derivatives	$ ---	$35	$ ---	$ ---	$ ---	$35	$ ---	$ ---

Fuel derivatives	---	---	---	---	---	---	---	---

Our other financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term debt, and capital lease obligations.  At September 30, 2014 the fair value of these instruments were approximated by their carrying values.

9.           Dividend

On August 6, 2014, we declared a cash dividend of $0.02 per share of common stock.  The dividend was payable to shareholders of record on October 3, 2014, and was paid on October 17, 2014. Future payment of cash dividends, and the amount of any such dividends, will depend on our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

10.           Acquisitions

On September 3, 2014, we acquired certain assets of Furniture Row Express, LLC (“FRE”) in Denver, CO for $10.0 million. The assets acquired include tractors and trailers that we intend to operate in the short term. We used borrowings under our existing line of credit to fund the purchase price. The purposes of the acquisition were to offer employment opportunities to FRE drivers and continue dry-van and temperature-controlled services for the FRE customers.

11.           Goodwill and Other Intangible Assets

The acquired intangible assets relate to customer relations acquired through acquisition in fiscal 2014.  There have been no additions to intangible assets in fiscal 2015. We did not have any amortizable intangible assets prior to fiscal 2014.

	Intangibles
	June 30, 2014	Current Year Additions	September 30, 2014
Gross carrying amount	$650	---	$650
Accumulated amortization	237	$41	278
	$413		$372

There have been no additions to goodwill in the current year.

	Goodwill
	June 30, 2014	Current year additions		Foreign currency translation effect	September 30, 2014
Asset based	$21,442	$	---	$(10)	$21,432
Asset light	$1,368		---	---	$1,368
Total Goodwill	$22,810	$	---	$(10)	$22,800

12.           Gain on Disposition of Equipment

Pursuant to the March 2014 transaction with Element Financial Corp. ("Element"), we routinely sell equipment to Element for use by independent contractors. Total sales proceeds from these transactions during the first quarter of fiscal 2015 were $46.1 million. The primary purpose of these transactions is to reduce our debt, facilitate continued use of independent contractors, and reduce the administrative burdens associated with the administration of independent contractor leases. In accordance with ASC 605-45, the Company recorded these transactions on a net basis as an agent versus grossing up the sales in revenue and costs of goods sold as a principal. The net gain in the first quarter of 2015 as a result of these transactions was $3.5 million. As the transactions with Element began during the second half of fiscal 2014, no comparable sales proceeds were realized during the first quarter of fiscal 2014.

13.           Reclassifications and Adjustments

Certain items in the prior year's consolidated financial statements have been reclassified to conform to the current presentation.

14.           Subsequent Events

On October 24, 2014, we entered into a definitive Membership Interest Purchase Agreement (the "Agreement") to acquire all of the outstanding interests of A&S Services Group, LLC ("A&S") from the holders of such interests. Under the Agreement, the Company paid $55 million and assumed $31.8 million of indebtedness in connection with operating leases, which will be capitalized and recorded on the Company's balance sheet.

The Agreement contains customary representations, warranties, covenants, and indemnification provisions. At closing, $2.75 million of the closing cash consideration was placed in escrow to secure A&S’s indemnification obligations to the Company. The acquisition was funded through the Company's existing credit facility.

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Forward Looking Statements

Except for certain historical information contained herein, this report contains certain statements that may be considered "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of revenues, earnings, cash flows, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed acquisition plans, new services, or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing.  In this Item 2, statements regarding our ability to contain and reduce administrative costs, our ability to reduce future fuel consumption, future purchased transportation expenses, future costs of maintenance and operations, future recruiting and retention costs, future depreciation and gains on sale of equipment, future income tax rates, future insurance and claims expenses, expected capital expenditures, our future ability to fund operating expenses, and future sources of liquidity, among others, are forward-looking statements. Words such as "believe," "may," "could," "will," "expects," "hopes," "estimates," "projects," "intends," "anticipates," and "likely," and variations of these words, or similar expressions, terms, or phrases, are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks, assumptions, and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended June 30, 2014, along with any supplements in Part II below.

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

Business Overview

We are one of North America's twenty largest truckload carriers as measured by revenue. We generated $759.3 million in operating revenue during our fiscal year ended June 30, 2014. We offer a broad range of truckload transportation and logistics services within the United States, including long-haul, regional, dedicated, temperature-controlled, less-than-truckload, intermodal, and logistics. Through a series of acquisitions, we have expanded our operations and service offerings both within the United States and internationally. These acquisitions have contributed significantly to our driver fleet and improved lane density, freight mix, and customer diversity, as well as helping us expand our international operations. Through our asset and asset-light services, we are able to transport or arrange for transportation throughout the United States, Canada, and Mexico.

Approximately 45% of our revenue for fiscal 2014 was derived from international operations, and we believe our international operations offer an attractive business niche. The additional complexity involved with developing cross-border business partners, a strong organization, and an adequate infrastructure in Mexico afford some barriers to competition that are not present in traditional U.S. truckload service. We have also pursued opportunities to expand our operations in Canada through acquisitions and we plan to continue expanding our cross-border operations to take advantage of these opportunities.

Recent Results of Operations

Our results of operations for the quarter ended September 30, 2014, compared to the same period in 2013 are:

•	Total revenue increased 10.5% to $193.4 million from $175.1 million;
•	Net income increased 21.2% to $8.0 million from $6.6 million; and
•	Net income per diluted share increased 21.4% to $0.34 from $0.28.

In the quarter ended September 30, 2014, average revenue per loaded mile increased 2.2% from the quarter ended September 30, 2013. Average revenue per seated tractor per week increased 2.2%, which was primarily attributable to the increase in average revenue per loaded mile from the quarter ended September 30, 2013.

Our average seated line haul tractors increased to 3,255 tractors in the quarter ended September 30, 2014, compared to 3,024 tractors for the same period a year ago. The net change of 231 units is comprised of a 277-unit increase in company tractors and a 46-unit decrease in independent contractor tractors. The number of tractors operated by independent contractors represents 18.1% of our total fleet.

Revenue and Expenses

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

Results of Operations

The following table sets forth the percentage relationship of expense items to freight revenue for the periods indicated:

	For the Three Months Ended
	September 30,
	2014	2013
Operating Revenue	100.0%	100.0%

Operating expenses:
Salaries, wages, and employee benefits	29.6%	26.7%
Fuel	20.7%	21.0%
Purchased transportation	22.6%	23.8%
Revenue equipment rentals	1.3%	1.0%
Operations and maintenance	5.8%	6.4%
Insurance and claims	2.9%	2.4%
Depreciation and amortization	8.0%	9.2%
Communications and utilities	1.0%	0.8%
Operating taxes and licenses	1.7%	1.6%
General and other operating	1.8%	1.2%
Gain on disposition of equipment	(2.4)%	(0.7)%
Total operating expenses	93.0%	93.4%

Operating income	7.0%	6.6%

Other expense:
Interest expense	0.6%	0.7%
Other income, net	0.0%	(0.1)%

Income before income taxes	6.4%	6.0%
Provision for income taxes	2.2%	2.3%

Net income	4.2%	3.7%

Freight revenue(1)	100.0%	100.0%

Operating expenses:
Salaries, wages, and employee benefits	36.3%	32.9%
Fuel(1)	2.7%	2.6%
Purchased transportation	27.7%	29.4%
Revenue equipment rentals	1.6%	1.2%
Operations and maintenance	7.1%	7.9%
Insurance and claims	3.6%	2.9%
Depreciation and amortization	9.9%	11.3%
Communications and utilities	1.2%	1.0%
Operating taxes and licenses	2.1%	2.0%
General and other operating	2.2%	1.5%
Gain on disposition of equipment	(2.9)%	(0.8)%
Total operating expenses	91.5%	91.9%

Operating income	8.5%	8.1%

Other expense:
Interest expense	0.7%	0.8%
Other income, net	0.0%	(0.1)%

Income before income taxes	7.8%	7.4%
Provision for income taxes	2.7%	2.8%

Net income	5.1%	4.6%

(1)
Freight revenue is total revenue less fuel surcharges. In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense. Fuel surcharges were $35.7 million and $33.1 million for the first quarter of fiscal 2015 and 2014, respectively. Freight revenue is not a recognized measure under GAAP and should not be considered an alternative to or superior to other measures derived in accordance with GAAP. We believe our presentation of freight revenue and our discussion of various expenses as a percentage of freight revenue is a useful way to evaluate our core operating performance.

Comparison of Three Months Ended September 30, 2014 to Three Months Ended September 30, 2013

Total revenue increased by $18.3 million, or 10.5%, to $193.4 million for the first quarter of fiscal 2015, from $175.1 million for the first quarter of fiscal 2014. Freight revenue increased by $15.7 million, or 11.1%, to $157.7 million for the first quarter of fiscal 2015, from $142.0 million for the first quarter of fiscal 2014. This increase was attributable to an increase in loaded miles to 77.1 million for the first quarter of fiscal 2015 from 71.7 million in the first quarter of fiscal 2014, in addition to an increase in revenue per loaded mile to $1.633 for the first quarter of fiscal 2015 from $1.597 for the first quarter of fiscal 2014. The increase in loaded miles was also the result of an increase in average seated line-haul tractors to 3,255 in the first quarter of fiscal 2015, from 3,024 in the first quarter of 2014, with the increase being attributable to improved driver recruiting efforts, including our driving school, and the increase in drivers resulting from the integration of acquired fleets. Slightly offsetting these increases was a decrease in miles per seated truck of 0.4% versus the first quarter of fiscal 2014. This combination of factors resulted in an increase in average revenue per seated tractor per week, which is our primary measure of asset productivity, of $2,977 in the first quarter of fiscal 2015, from $2,913 for the first quarter of fiscal 2014.

Revenue for our asset-light-based segment increased to $16.5 million in the first quarter of fiscal 2015 from $14.0 million in the first quarter of fiscal 2014, primarily based on increases in our warehousing and LTL revenues. Revenue from our asset-light businesses was aided in part by acquisitions of asset-light businesses and growing demand for brokerage and other specialized services we offer. Through our acquisitions, the services we are able to offer customers through our asset-light business has expanded, and we expect revenue derived from our asset-light operations to increase moderately throughout the remainder of fiscal 2015.

Fuel surcharge revenue increased to $35.7 million in the first quarter of fiscal 2015 from $33.1 million for the first quarter of fiscal 2014, attributable to an increase in loaded miles.

Salaries, wages, and employee benefits were $57.2 million, or 29.6% of total revenue and 36.3% of freight revenue, for the first quarter of fiscal 2015, compared to $46.7 million, or 26.7% of total revenue and 32.9% of freight revenue, for the first quarter of fiscal 2014. These increases are the result of an increase in driver payroll, administrative payroll, and increased recruiting expense attributable to our driving school and other recruitment efforts. Driver payroll increased due to an increase in the percentage of our fleet comprised of Company drivers and a competitive driver market. Administrative payroll has increased in connection with the integration of acquired operations. We have continued investing in expanding our driving school, which has produced a significant number of drivers for our fleet. We expect the market for drivers to remain competitive and place ongoing pressure on these expenses.

Fuel expenses, without reduction for fuel surcharge revenue, increased to $40.0 million, or 20.7% of total revenue, for the first quarter fiscal 2015, compared to $36.8 million, or 21.0% of total revenue, for the first quarter fiscal 2014. Fuel expenses, net of fuel surcharge revenue, increased to $4.3 million, or 2.7% of revenue, for the first quarter of fiscal 2015, compared to $3.7 million, or 2.6% of revenue, for the first quarter of fiscal 2014. These increases were attributable to an increase in total miles in the fiscal 2015 period compared to the 2014 period, partially offset by a decrease in the weekly on-highway diesel prices of $0.080 per gallon, from $3.915 to $3.835. We expect that our continued efforts to reduce idling and operate more fuel-efficient tractors and aerodynamic trailers will continue to have a positive impact on our miles per gallon. However, we expect this positive impact to be partially offset by increasing fuel costs per gallon and the use of more costly ultra-low sulfur diesel fuel.

Purchased transportation increased to $43.6 million, or 22.6% of total revenues and 27.7% of freight revenue, for the first quarter of fiscal 2015, from $41.7 million, or 23.8% of total revenue and 29.4% of freight revenue, for the first quarter of fiscal 2014. The increase in absolute dollars is primarily related to increases in intermodal transportation expense and less-than-truckload/brokerage expenses, partially offset by a decrease in independent contractor miles. An increased focus on these areas of our business has led to increased revenue as well as the costs associated with generating that revenue.  We expect purchased transportation to increase as we continue our efforts to increase our purchased transportation for LTL/brokerage and intermodal transportation. While we have seen a decline in the average number of independent contractors when compared to the first quarter of fiscal 2014, we continue to actively recruit them and, if successful, we would expect purchased transportation to increase accordingly.

Operations and maintenance decreased to $11.2 million, or 5.8% of total revenue and 7.1% of freight revenue, for the first quarter of fiscal 2015, from $11.3 million, or 6.4% of total revenue and 7.9% of freight revenue, for the first quarter of fiscal 2014. Operations and maintenance consist of direct operating expense, maintenance, and tire expense. These decreases in the first quarter of fiscal 2015 are primarily related to the disposition of older equipment acquired through recent acquisitions, which resulted in a newer fleet requiring less maintenance. We believe that maintenance costs will continue to decrease as we replace a portion of the older equipment obtained through acquisitions and complete the refresh of our fleet with newer equipment, for which maintenance costs are lower on a per-unit basis. Additionally, newer equipment repairs are more likely to be covered by warranty, creating further reductions to our maintenance expense.

Insurance and claims expense increased to $5.7 million, or 2.9% of total revenue and 3.6% of freight revenue, for the first quarter of fiscal 2015, from $4.1 million, or 2.4% of total revenue or 2.9% of freight revenue, for the first quarter of fiscal 2014. Insurance consists of premiums for liability, physical damage, cargo damage, and workers' compensation insurance, in addition to claims expense. The increased cost is attributable to an increase in liability claims and workers' compensation claims due to an increase in the number of claims reported including loss development. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We periodically review and adjust our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume. We expect our insurance and claims expense to be consistent with historical average amounts going forward. However, this category will vary based upon the frequency and severity of claims, the level of self-insurance, and premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased to $15.6 million, or 8.0% of total revenue and 9.9% of freight revenue, for the first quarter of fiscal 2015, compared to $16.1 million, or 9.2% of total revenue and 11.3% of freight revenue, for the first quarter of fiscal 2014.  These decreases were primarily attributable to a decrease in owned tractors from the sale of our lease purchase portfolio to Element Financial Corporation in the third quarter of fiscal 2014. Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our statements of income in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases. As we refresh older units during the remainder of fiscal 2015, we expect depreciation to increase in connection with the increased equipment costs, offset by the gains on the sale of older equipment.

Gains on the disposition of equipment increased from $1.2 million in the first quarter of fiscal 2014 to $4.6 million in the first quarter of fiscal 2015. The gain on disposition of equipment for the first quarter of fiscal 2015 is comprised of two components.  The first component relates to the disposition of equipment through our agreement with Element in which we sell our lease purchase units.  This component generated $3.5 million in gain.  The second component is customary sales to third party customers of assets from our fleet that are being replaced. We expect our future gains on sale, derived from both sources, to increase slightly during the next several fiscal quarters.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses. Accordingly, we have not provided a detailed discussion of such expenses.

Our operating margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, decreased to 93.0% of operating revenue and 91.5% of freight revenue for the first quarter of fiscal 2015, from 93.4% of operating revenue and 91.9% of freight revenue for the first quarter of fiscal 2014.

Income taxes increased to $4.3 million, with an effective tax rate of 35.0%, for the first quarter of fiscal 2015, from $4.0 million, with an effective tax rate of 37.8%, for the first quarter of fiscal 2014. Going forward, we expect our effective tax rate will be approximately 38% to 41%. As pre-tax net income increases, our non-deductible expenses, such as per diem expense, have a lesser impact on our effective rate.  Furthermore, the effective rate in foreign countries is lower than that in the United States; therefore as our percentage of income attributable to foreign income changes, our total income tax effective rate will also change.

Liquidity and Capital Resources

Trucking is a capital-intensive business. We require cash to fund our operating expenses (other than depreciation and amortization), to make capital expenditures and acquisitions, and to repay debt, including principal and interest payments. Other than ordinary operating expenses, we anticipate that capital expenditures for the acquisition of revenue equipment will constitute our primary cash requirement over the next twelve months. We have recently completed several acquisitions, and we frequently consider additional potential acquisitions. If we were to engage in additional acquisitions, our cash requirements would increase and we may have to modify our expected financing sources for the purchase of equipment. Subject to any required lender approval, we may make acquisitions in the future. Our principal sources of liquidity are cash generated from operations, bank borrowings, capital and operating lease financing of revenue equipment, and proceeds from the sale of used revenue equipment. At September 30, 2014, our total balance sheet debt, including capital lease obligations and current maturities, was $321.4 million, compared to $274.3 million at June 30, 2014.

As of September 30, 2014, we had purchase commitments for revenue equipment of $67.8 million for delivery through fiscal 2015. These commitments are amounts before considering the proceeds from the disposition of equipment that is being replaced. In fiscal 2015, we expect to purchase our new tractors and trailers with a combination of cash and capital leases.

  At September 30, 2014, we were authorized to borrow up to $200.0 million under this credit facility, which expires May 2018. The applicable interest rate under this agreement is based on either a base rate equal to Bank of America, N.A.'s prime rate or LIBOR plus an applicable margin between 0.75% and 1.375% that is adjusted quarterly based on our lease adjusted total debt to EBITDAR ratio. At September 30, 2014, we had $104.3 million in outstanding borrowings related to our credit facility and $1.2 million utilized for letters of credit, leaving availability of $94.5 million. The agreement is collateralized by the assets of all the U.S. and Canadian subsidiaries of the Company. We are obligated to comply with certain financial covenants under our credit agreement and we were in compliance with these covenants at September 30, 2014.

We believe we will be able to fund our operating expenses, as well as our current commitments for the acquisition of revenue equipment over the next twelve months, with a combination of cash generated from operations, borrowings available under our primary credit facility, and lease financing arrangements. We believe that the current availability under our credit facility will allow us flexibility to evaluate other potential acquisition targets. We will continue to have significant capital requirements over the long term, and the availability of the needed capital will depend upon our financial condition, operating results, and numerous other factors over which we have limited or no control, including prevailing market conditions and the market price of our common stock. However, based on our operating results, anticipated future cash flows, current availability under our credit facility, and sources of equipment lease financing that we expect will be available to us, we do not expect to experience significant liquidity constraints in the foreseeable future.

Cash Flows

Net cash provided by operations for the three months ended September 30, 2014, was $8.8 million, compared to $15.9 million for the three months ended September 30, 2013. Cash provided by operations decreased primarily due an increase in prepaid assets, gain on sale of assets, and the increase in our tax receivable balance.  These fluctuations were offset by a decrease in our receivable balance and change in our provision for deferred income taxes.

Net cash used in investing activities was $16.9 million for the three months ended September 30, 2014, compared to net cash used in investing activities of $20.2 million for the three months ended September 30, 2013. Cash used in investing activities includes the net cash effect of acquisitions and dispositions of property and revenue equipment during each period. Capital expenditures for property and equipment totaled $78.8 million for the three months ended September 30, 2014, and $19.8 million for the three months ended September 30, 2013.  We generated proceeds from the sale of property and equipment of $71.9 million and $8.8 million for the three months ended September 30, 2014, and September 30, 2013, respectively.

Net cash provided by financing activities was $2.7 million for the three months ended September 30, 2014, compared to net cash provided by financing activities of $6.0 million for the three months ended September 30, 2013. The decrease in cash provided by financing activities was due primarily to an increase in principal payment of capital leases offset by an increase in net borrowings on our line of credit.

Cash dividends paid for the three months ended September 30, 2014, was approximately $0.5 million, or $0.02 per share. We currently expect to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

Contractual Obligations

As of September 30, 2014, our operating leases, capitalized leases, other debts, and future commitments have stated maturities or minimum annual payments as follows:

	Annual Cash Requirements
	As of September 30, 2014
	(in thousands)
	Payments Due by Period
		Less			More
		than	1-3	3-5	than
	Total	1 year	years	Years	5 years

Operating leases	$18,312	$7,168	$8,429	$2,715	---
Lease residual value guarantees	19,034	9,113	---	9,921	---
Capital leases(1)	214,766	64,320	59,757	74,137	16,552
Long-term debt	106,551	850	105,264	429	8
Sub total	$358,663	$81,451	$173,450	$87,202	$16,560

Future Purchase of Revenue Equipment	$67,797	$36,670	$10,626	$20,501	$ ---
Employment and Consulting agreements(2)	300	300	---	---	---
Standby letters of credit	1,214	1,214	---	---	---

Total	$427,974	$119,635	$184,076	$107,703	$16,560

(1)	Includes interest.
(2)	The amounts reflected in the table do not include amounts that could become payable to our Chairman under certain circumstances if his service agreement with the Company is terminated.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for our revenue equipment. Our operating leases include some under which we do not guarantee the value of the asset at the end of the lease term ("walk-away leases") and some under which we do guarantee the value of the asset at the end of the lease term ("residual value"). Therefore, we are subject to the risk that equipment values may decline, in which case we would suffer a loss upon disposition and be required to make cash payments because of the residual value guarantees. At September 30, 2014, we were obligated for residual value guarantees related to operating leases of $19.0 million, compared to $22.6 million at September 30, 2013. We believe that any residual payment obligations will be satisfied by the value of the related equipment at the end of the lease. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We anticipate that going forward we will primarily use a combination of cash generated from operations and capital leases to finance tractor and trailer purchases.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. These estimates are based on management's best knowledge of current events and actions that affect, or could affect, our financial statements materially and involve a significant level of judgment by management. The accounting policies we deem most critical to use include revenue recognition, allowance for doubtful accounts, depreciation, claims accrual, and accounting for income taxes. There have been no significant changes to our critical accounting policies and estimates during the three months ended September 30, 2014, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in our 2014 Annual Report on Form 10-K.

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

Interest Rate Risk. We are exposed to interest rate risk principally from our primary credit facility. The credit facility carries a variable interest rate equal to either Bank of America, N.A.'s prime rate or LIBOR plus an applicable margin between 0.75% and 1.375% that is adjusted quarterly based on the Company's lease adjusted total debt to EBITDAR ratio. At September 30, 2014, the interest rate for revolving borrowings under our credit facility was 0.91%.  At September 30, 2014, we had $104.3 million variable rate term loan borrowings outstanding under the credit facility.  A hypothetical 0.25% increase in the bank's base rate and LIBOR would be immaterial to our net income.

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

Our currency risk consists primarily of foreign currency, denominated firm commitments, and forecasted foreign currency denominated intercompany and third party transactions. At September 30, 2014, we had no foreign exchange derivative contracts outstanding. Historically, derivative gains or losses, initially reported as a component of other comprehensive income, would be reclassified to earnings in the period when the transaction affected earnings.

Assuming revenue and expenses for our Canadian operations are identical to that in the first quarter of fiscal 2015 (both in terms of amount and currency mix), we estimate that a $0.01 decrease in the Canadian dollar exchange rate would reduce our annual net income by approximately $95,000. Also, we estimate that a $0.01 decrease in the Mexican peso exchange rate would reduce our annual net income by approximately $200,000.

Commodity Price Risk. Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability.  Fuel is subject to economic, political, and market factors that are outside of our control. We believe fuel surcharges are effective at mitigating most, but not all, of the risk of high fuel price because we do not recover the full amount of fuel price increases. At September 30, 2014, we had no outstanding contracts in place. Derivative gains/(losses), initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.

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

We have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule 13a-15 and 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

Part II.                 Other Information

Item 1.                 Legal Proceedings

We are party to certain lawsuits in the ordinary course of business. We are currently not party to any proceedings which will have a material adverse effect.

Item 1A.              Risk Factors

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Annual Report on Form 10-K for the year ended June 30, 2014, in the section entitled Item 1A. Risk Factors, describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

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

4.4	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on January 31, 2008.)
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company's Principal Executive Officer.*
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Leslie A. Tarble, the Company's Principal Financial Officer.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, by Paul A. Will, the Company's Chief Executive Officer.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Leslie A. Tarble, the Company's Principal Financial Officer.*
101.INS**	XBRL Instance Document.*
101.SCH**	XBRL Taxonomy Extension Schema Document.*
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Celadon Group, Inc. (Registrant)

/s/Paul A. Will
Paul A. Will
President and Chief Executive Officer

/s/Leslie A. Tarble
Leslie A. Tarble
Vice President, Treasurer, and Principal Financial Officer

/s/Bobby Peavler
Bobby Peavler
Vice President and Principal Accounting Officer
Date: November 10, 2014

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

4.4	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on January 31, 2008.)
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company's Principal Executive Officer.*
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Leslie A. Tarble, the Company's Principal Financial Officer.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, by Paul A. Will, the Company's Chief Executive Officer.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Leslie A. Tarble, the Company's Principal Financial Officer.*
101.INS**	XBRL Instance Document.*
101.SCH**	XBRL Taxonomy Extension Schema Document.*
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be "furnished" and not "filed."