Form 10-Q
period 2014-12-31
CELADON GROUP INC
filed 2015-02-09
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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
Yes [ ] No [X]

As of February 9, 2015 (the latest practicable date), 23,767,898 shares of the registrant's common stock, par value $0.033 per share, were outstanding.

CELADON GROUP, INC.

Index to

December 31, 2014 Form 10-Q

PART I.                 FINANCIAL INFORMATION

Item I.                 Financial Statements

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Dollars and shares in thousands except per share amounts)
(Unaudited)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2014	2013	2014	2013

OPERATING REVENUE:
Freight revenue	$187,205	$157,241	$344,909	$299,197
Fuel surcharge revenue	35,166	36,354	70,878	69,500
Total revenue	222,371	193,595	415,787	368,697

OPERATING EXPENSES:
Salaries, wages, and employee benefits	63,569	53,905	120,791	100,558
Fuel	39,199	43,679	79,184	80,522
Purchased transportation	58,228	45,599	101,865	87,343
Revenue equipment rentals	2,648	1,577	5,238	3,229
Operations and maintenance	12,990	11,652	24,229	22,925
Insurance and claims	7,221	4,595	12,898	8,735
Depreciation and amortization	17,734	16,693	33,291	32,769
Communications and utilities	2,097	1,475	3,927	2,839
Operating taxes and licenses	3,699	3,293	7,013	6,125
General and other operating	3,427	2,956	6,882	5,098
Gain on disposition of equipment	(4,010)	(772)	(8,568)	(1,920)
Total operating expenses	206,802	184,652	386,750	348,223

Operating income	15,569	8,943	29,037	20,474

Interest expense	2,008	1,263	3,177	2,487
Interest income	(3)	(4)	(7)	(4)
Other income	(36)	(159)	(110)	(400)
Income before income taxes	13,600	7,843	25,977	18,391
Income tax expense	5,057	2,717	9,387	6,699
Net income	$8,543	$5,126	$16,590	$11,692

Income per common share:
Diluted	$0.36	$0.22	$0.69	$0.49
Basic	$0.37	$0.22	$0.71	$0.51

Diluted weighted average shares outstanding	23,991	23,679	23,963	23,671
Basic weighted average shares outstanding	23,327	22,995	23,284	22,963

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2014	2013	2014	2013

Net income	$8,543	$5,126	$16,590	$11,692
Other comprehensive income (loss):
Unrealized gain (loss) on fuel derivative instruments, net of tax	---	(47)	---	(45)
Unrealized gain (loss) on currency derivative instruments, net of tax	---	(20)	(35)	145
Foreign currency translation adjustments, net of tax	(5,715)	(1,458)	(9,567)	(1,011)
Total other comprehensive loss	(5,715)	(1,525)	(9,602)	(911)
Comprehensive income	$2,828	$3,601	$6,988	$10,781

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2014 and June 30, 2014
(Dollars and shares in thousands except par value)

	(unaudited)
	December 31,	June 30,
ASSETS	2014	2014

Current assets:
Cash and cash equivalents	$10,057	$15,508
Trade receivables, net of allowance for doubtful accounts of $918 and $942 at December 31, 2014 and June 30, 2014, respectively	119,965	105,968
Prepaid expenses and other current assets	36,241	26,288
Tires in service	2,066	2,227
Equipment for resale	26,330	3,148
Income tax receivable	3,539	6,395
Deferred income taxes	6,973	7,651
Total current assets	205,171	167,185
Property and equipment	771,727	643,888
Less accumulated depreciation and amortization	(147,772)	(151,059)
Net property and equipment	623,955	492,829
Tires in service	2,422	2,720
Goodwill	39,086	22,810
Other assets	4,922	5,271
Total assets	$875,556	$690,815

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$11,360	$11,017
Accrued salaries and benefits	10,327	13,902
Accrued insurance and claims	11,514	11,568
Accrued fuel expense	9,880	11,306
Accrued purchased transportation	10,657	10,213
Other accrued expenses	31,749	25,490
Current maturities of long-term debt	956	1,440
Current maturities of capital lease obligations	62,715	67,439
Total current liabilities	149,158	152,375
Long-term debt, net of current maturities	167,953	75,436
Capital lease obligations, net of current maturities	197,794	119,665
Other long term liabilities	11,804	8,061
Deferred income taxes	81,384	76,275
Stockholders' equity:
Common stock, $0.033 par value, authorized 40,000 shares; issued and outstanding 24,175 and 24,060 shares at December 31, 2014 and June 30, 2014, respectively	798	794
Treasury stock at cost; 500 and 500 shares at December 31, 2014 and June 30, 2014, respectively	(3,453)	(3,453)
Additional paid-in capital	109,977	107,579
Retained earnings	175,728	160,068
Accumulated other comprehensive loss	(15,587)	(5,985)
Total stockholders' equity	267,463	259,003
Total liabilities and stockholders' equity	$875,556	$690,815

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
(Unaudited)

	Six months ended
	December 31,
	2014	2013

Cash flows from operating activities:
Net income	$16,590		$11,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,419		32,829
Gain on sale of equipment	(8,568)		(1,920)
Stock based compensation	1,334		1,053
Deferred income taxes	5,437		(1,985)
Provision for doubtful accounts	120		---
Changes in operating assets and liabilities:
Trade receivables	1,781		(7,953)
Income taxes	3,028		11,361
Tires in service	423		(501)
Prepaid expenses and other current assets	(7,531)		(9,936)
Other assets	(56)		31
Equipment held for resale	(20,362)		---
Accounts payable and accrued expenses	(3,261)		2,253
Net cash provided by operating activities	22,354		36,924

Cash flows from investing activities:
Purchase of property and equipment	(72,792)		(44,766)
Proceeds on sale of property and equipment	75,783		23,338
Purchase of businesses, net of cash acquired	(66,705)		(40,745)
Net cash used in investing activities	(63,714)		(62,173)

Cash flows from financing activities:
Proceeds from bank borrowings and debt	346,350		182,640
Payments on bank borrowings and debt	(255,162)		(130,949)
Dividends paid	(930)		(915)
Principal payments under capital lease obligations	(54,760)		(13,067)
Proceeds from issuance of stock	1,068		1,325
Net cash provided by financing activities	36,566		39,034
Effect of exchange rates on cash and cash equivalents	(658)		96
Increase (Decrease) in cash and cash equivalents	(5,451)		13,881
Cash and cash equivalents at beginning of period	15,508		1,315
Cash and cash equivalents at end of period	$10,057		$15,196
Supplemental disclosure of cash flow information:
Interest paid	$3,178		$2,487
Income taxes paid	$5,432		$1,646
Lease obligation incurred in the purchase of equipment	$76,102	$	---

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Unaudited)

1.           Basis of Presentation

References in this Report on Form 10-Q to “we,” “us,” “our,” “Celadon,” or the “Company” or similar terms refer to Celadon Group, Inc. and its consolidated subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated unaudited financial statements of Celadon Group, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America and Regulation S-X, instructions to Form 10-Q, and other relevant rules and regulations of the Securities and Exchange Commission (the “SEC”), as applicable to the preparation and presentation of interim financial information. Certain information and footnote disclosures have been omitted or condensed pursuant to such rules and regulations. We believe all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations in interim periods are not necessarily indicative of results for a full year. These condensed consolidated unaudited financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

2.           Earnings Per Share (in thousands, except per share amounts)

A reconciliation of the basic and diluted earnings per share is as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2014	2013	2014	2013

Weighted average common shares outstanding – basic	23,327	22,995	23,284	22,963
Dilutive effect of stock options and unvested restricted stock units	664	684	679	708
Weighted average common shares outstanding – diluted	23,991	23,679	23,963	23,671

Net income	$8,543	$5,126	$16,590	$11,692
Earnings per common share:
Diluted	$0.36	$0.22	$0.69	$0.49
Basic	$0.37	$0.22	$0.71	$0.51

There were no shares that were considered anti-dilutive for the three month or six month period ended December 31, 2014 or December 31, 2013.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

(Unaudited)

3.           Stock Based Compensation

The following table summarizes the components of our stock based compensation program expense (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2014	2013	2014	2013

Stock compensation expense for options, net of forfeitures	$24	$49	$48	$123
Stock compensation expense for restricted stock, net of forfeitures	590	460	1,286	930
Total stock compensation expense	$614	$509	$1,334	$1,053

As of December 31, 2014, we had approximately $0.1 million of unrecognized compensation cost related to unvested options granted under the Celadon Group, Inc. 2006 Omnibus Incentive Plan, as amended (the "2006 Plan"). This cost is expected to be recognized over a weighted-average period of 0.1 years and a total period of 0.1 years.

A summary of the award activity of our stock option plans as of December 31, 2014, and changes during the six-month period then ended is presented below:

Options	Option Totals	Weighted-Average Exercise Price per Share

Outstanding at July 1, 2014	905,098	$10.25
Granted	---	---
Exercised	(99,775)	$10.71
Forfeited or expired	---	---
Outstanding at December 31, 2014	805,323	$10.19
Exercisable at December 31, 2014	792,823	$10.13

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Unaudited)

We also have approximately $4.8 million of unrecognized compensation expense related to restricted stock awards, which is anticipated to be recognized over a weighted-average period of 2.5 years and a total period of 4.2 years.  A summary of the restricted stock award activity under the 2006 Plan as of December 31, 2014, and changes during the six-month period is presented below:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value

Unvested at July 1, 2014	356,705	$18.88
Granted	22,574	$20.30
Vested	(40,620)	$15.35
Forfeited	(7,754)	$18.74
Unvested at December 31, 2014	330,905	$19.41

The fair value of each restricted stock award is based on the closing market price on the date of grant.

4.           Segment Information (in thousands)

We have two reportable segments comprised of an asset-based segment and an asset-light-based segment. Our asset-based segment includes our asset-based dry van, temperature-controlled, and flatbed carrier and rail services, which are geographically diversified but have similar economic and other relevant characteristics, as they all provide truckload carrier services of general commodities to a similar class of customers. Our asset-light-based segment consists of our warehousing, brokerage, and less-than-truckload ("LTL") operations, which we have determined qualifies as a reportable segment under ASC 280-10, Segment Reporting.

	Operating Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Asset-based	$200,596	$181,043	$377,465	$343,664
Asset-light	21,775	12,552	38,322	25,033
Total	$222,371	$193,595	$415,787	$368,697

	Operating Income
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Asset-based	$12,853	$8,143	$24,102	$18,519
Asset-light	2,716	800	4,935	1,955
Total	$15,569	$8,943	$29,037	$20,474

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Unaudited)

Information as to our operating revenue by geographic area is summarized below (in thousands). We allocate operating revenue based on country of origin of the tractor hauling the freight:

	Operating Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

United States	$184,123	$154,218	$337,309	$300,423
Canada	26,859	31,241	56,065	52,328
Mexico	11,389	8,136	22,413	15,946
Consolidated	$222,371	$193,595	$415,787	$368,697

5.           Income Taxes

During the three months ended December 31, 2014 and 2013, our effective tax rates were 37.2% and 34.6%, respectively.  During the six months ended December 31, 2014 and 2013, our effective tax rates were 36.1% and 36.4%, respectively.  In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits. The change in the proportion of income from domestic and foreign sources affects our effective tax rate. Income tax expense also varies from the amount computed by applying the statutory federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Under this pay structure, drivers who meet the requirements and elect to receive per diem are generally required to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases our drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes.  As a result, salaries, wages, and employee benefits are slightly lower, and our effective income tax rate is higher than the statutory rate.  Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases because aggregate per diem pay becomes smaller in relation to pre-tax income.  Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to be paid under this pay structure.

We follow ASC Topic 740-10-25 in accounting for uncertainty in income taxes ("Topic 740"). Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We account for any uncertainty in income taxes by determining whether it is more likely than not that a tax position taken or expected to be taken in a tax return will be sustained upon examination by the appropriate taxing authority based on the technical merits of the position.  In that regard, we have analyzed filing positions in our federal and applicable state tax returns as well as in all open tax years.  The only periods subject to examination for our federal returns are the 2010 through 2013 tax years. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations, or cash flows.  As of December 31, 2014, we recorded a $0.5 million liability for unrecognized tax benefits, a portion of which represents penalties and interest.

6.           Commitments and Contingencies

We are party to certain lawsuits in the ordinary course of business. We are not currently party to any proceedings which we believe will have a material adverse effect. Our subsidiary has been named as the defendant in Wilmoth et al. v. Celadon Trucking Services, Inc., a class action proceeding. A summary judgment was recently granted in favor of the plaintiffs. We have appealed this judgment and have requested removal of the proceeding to federal court. We believe that we will be successful on appeal, but that it is also reasonably possible the judgment will be upheld. We estimate the possible range of costs associated with this claim to be between $0 and approximately $5 million. We currently do not have a contingency reserved for this claim, but will continue to monitor the progress of this claim to determine if a contingency is necessary in the future.

We have outstanding commitments to purchase approximately $91.5 million of revenue equipment at December 31, 2014.

Standby letters of credit, not reflected in the accompanying condensed consolidated financial statements, aggregated approximately $1.7 million at December 31, 2014. In addition, at December 31, 2014, 500,000 treasury shares were held in a trust as collateral for self-insurance reserves.

7.           Lease Obligations and Long-Term Debt

Lease Obligations

We lease certain revenue and service equipment under long-term lease agreements, payable in monthly installments.

Equipment obtained under capital leases is reflected on our consolidated balance sheet as owned and the related leases mature at various dates through 2020.

Assets held under operating leases are not recorded on the consolidated balance sheet. We lease revenue and service equipment under non-cancellable operating leases expiring at various dates through 2019.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Unaudited)
Long-Term Debt

We had debt, excluding capital leases, of $168.9 million at December 31, 2014, of which $166.1 million relates to our credit facility. Debt includes revenue equipment installment notes of $2.8 million with an average interest rate of approximately 4 percent at December 31, 2014, due in monthly installments with final maturities at various dates through June 2019.

Future minimum lease payments relating to capital leases and operating leases as of December 31, 2014 (in thousands) follow:

	Capital Leases	Operating Leases
2015	$68,039	$15,145
2016	38,323	4,972
2017	80,182	2,541
2018	34,520	8,026
2019	37,898	3,976
Thereafter	15,718	---
Total minimum lease payments	274,680	$34,660
Less amounts representing interest	14,171
Present value of minimum lease payments	260,509
Less current maturities	62,715
Non-current portion	$197,794

8.           Fair Value Measurements

ASC 820-10 Fair Value Measurements and Disclosure defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This standard establishes a three-level hierarchy for fair value measurements based upon the significant inputs used to determine fair value. Observable inputs are those which are obtained from market participants external to us, while unobservable inputs are generally developed internally, utilizing management’s estimates assumptions, and specific knowledge of the nature of the assets or liabilities and related markets. The three levels are defined as follows:

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value as of December 31, 2014, and June 30, 2014.
Bi
			Level 1		Level 2		Level 3
	Balance	Balance	Balance	Balance	Balance	Balance	Balance	Balance
	at	at	at	at	at	at	at	at
	December	June	December	June	December	June	December	June
	31,	30,	31,	30,	31,	30,	31,	30,
	2014	2014	2014	2014	2014	2014	2014	2014
Foreign currency derivatives	---	$35	---	---	---	$35	---	---

9.            Dividend

On October 29, 2014, we declared a cash dividend of $0.02 per share of common stock.  The dividend was payable to stockholders of record on January 9, 2015 and was paid on January 23, 2015.  Future payment of cash dividends, and the amount of any such dividends, will depend on our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

10.           Acquisitions

On September 3, 2014, we acquired certain assets of Furniture Row Express, LLC (“FRE”) in Denver, CO for $10.0 million. The acquired assets include tractors and trailers that we intend to operate in the short term. We used borrowings under our existing credit facility to fund the purchase price. The purposes of the acquisition were to offer employment opportunities to FRE drivers and continue dry-van and temperature-controlled services for the FRE customers.

On October 26, 2014, we acquired the outstanding membership interests of A&S Services Group, LLC (“A&S”) in New Freedom, PA for $55.0 million. We acquired trade receivables and other current assets of $18.9 million, property and equipment of $79.8 million, and goodwill of $14.4 million offset by $52.4 million in debt including capital leases and $5.7 million of various other liabilities.  The property and equipment includes tractors, trailers, buildings, and land that we intend to operate for the foreseeable future. We used borrowings under our existing credit facility to fund the purchase price. The purposes of the acquisition were to offer employment opportunities to A&S drivers and continue dry-van, warehouse, and brokerage services for the A&S customers.

On December 12, 2014, we acquired the stock of Bee Line, Inc. (“Bee Line”) in Ottoville, OH for $4.5 million. The property and equipment owned by Bee Line includes tractors, trailers, buildings, and land that we intend to operate for the foreseeable future.  We used borrowings under our existing credit facility to fund the purchase price. The purposes of the acquisition were to offer employment opportunities to Bee Line drivers and continue dry-van services for the Bee Line customers.

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

The following table summarizes intangible assets, included as a component of other assets in the accompanying condensed consolidated financial statements (in thousands):

	June 30, 2014	Current Year Additions	December 31, 2014
Gross carrying amount	$650	---	$650
Accumulated amortization	(237)	$81	(318)
Net carrying amount	$413		$332

We had additions to goodwill of $14.4 million and $1.9 million relating to the A&S and Bee Line acquisitions, respectively.

The following table summarized goodwill (in thousands):

	June 30, 2014	Current year additions	Foreign currency translation effect	December 31, 2014
Asset based	$21,442	$16,298	$(22)	$37,740
Asset light	$1,368	---	---	$1,368
Total Goodwill	$22,810	$16,298	$(22)	$39,086

12.     Gain on Disposition of Equipment

We routinely sell equipment to Element Financial Corp. ("Element") under our agreement with Element for use by independent contractors. Total net sales proceeds from these transactions during the fiscal 2015 period were $127.7 million. The primary purpose of these transactions is to reduce our debt, facilitate continued use of independent contractors, and reduce the administrative burdens associated with the administration of independent contractor leases. In accordance with ASC 605-45, we recorded these transactions on a net basis as an agent versus grossing up the sales in revenue and costs of goods sold as a principal. The net gain in the fiscal 2015 period as a result of these transactions was $5.6 million. As the transactions with Element began during the second half of fiscal 2014, no comparable sales proceeds were realized during the first quarter of fiscal 2014.

13.     Equipment Held for Resale

Equipment held for resale relates to equipment purchased to sell to Element.  There are timing differences between when we fund for equipment and the equipment is seated and sold to Element.  This balance relates to units that were subsequently sold to Element.

14.     Reclassifications and Adjustments

Certain items in the prior year's consolidated financial statements have been reclassified to conform to the current presentation.

15.     Subsequent Events

On January 20, 2015, we entered into a definitive Stock Purchase Agreement (the "Agreement") to acquire all of the outstanding stock of Taylor Express, Inc. ("Taylor"). We paid $49.7 million under the Agreement. The Agreement contains customary representations, warranties, covenants, and indemnification provisions. At closing, $2.2 million of the closing cash consideration was placed in escrow to secure Taylor’s indemnification obligations to us. The acquisition was funded through our existing credit facility.

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Forward-Looking Statements

Except for certain historical information contained herein, this report contains certain statements that may be considered "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of revenues, earnings, cash flows, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed acquisition plans, new services, or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing.  In this Item 2, statements regarding our ability to reduce future fuel consumption, future prices of fuel, future purchased transportation expenses, future costs of maintenance and operations, future recruiting and retention costs, future depreciation and gains on sale of equipment, future income tax rates, future insurance and claims expenses, future changes in salaries, wages, or employee benefit costs, our ability to grow our independent contractor fleet, expected capital expenditures, the likelihood of future acquisitions, our future ability to fund operating expenses, and future sources of liquidity, among others, are forward-looking statements. Words such as "believe," "may," "could," "will," "expects," "hopes," "estimates," "projects," "intends," "anticipates," and "likely," and variations of these words, or similar expressions, terms, or phrases, are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks, assumptions, and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended June 30, 2014, along with any supplements in Part II below.

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

Business Overview

We are one of North America's twenty largest truckload carriers as measured by revenue, generating $759.3 million in operating revenue during our fiscal year ended June 30, 2014. We provide asset-based dry-van truckload carrier and rail services, asset-based temperature-controlled truckload carrier and rail services, asset-based flatbed truckload carrier services, and asset-light-based services including brokerage services, LTL, temperature controlled and warehousing services. Through our asset-based and asset-light-based services, we are able to transport or arrange for transportation throughout the United States, Canada, and Mexico.

We generated approximately 45% of our revenue in fiscal 2014 from services provided internationally, and we believe the size of our international operations, including the frequency of our annual border crossings, make us one of the largest providers of international truckload movements in North America. We believe that our strategically located terminals and experience with the unique regulatory and logistical requirements of each North American country provide a competitive advantage in the international trucking marketplace. We believe our international operations offer an attractive business niche, and we plan to continue expanding our cross-border operations to take advantage of this opportunity.  We have increased our other business offerings in the recent past including brokerage services, LTL, temperature controlled, flatbed and dedicated services.  We expect to continue to grow these offerings with our customers in the future.

Recent Results of Operations

Our results of operations for the quarter ended December 31, 2014, compared to the same period in 2013 are:

●	Freight revenue increased to $187.2 million from $157.2 million;
●	Net income increased to $8.5 million from $5.1 million; and
●	Net income per diluted share increased to $0.36 from $0.22.

In the December 2014 quarter, average revenue per loaded mile increased 10.2% from the December 2013 quarter.  In addition to this increase, average revenue per seated tractor per week increased 9.3% in the December 2014 quarter due to improved rates and average seated tractors, while average miles per seated tractor decreased 2.2% from the December 2013 quarter. We believe that we are making considerable improvements to our freight mix and our pricing strategy by pursuing opportunities made available through our recent acquisitions and continued optimization of the services we provided internationally.

Our average seated line haul tractors increased to 3,621 tractors in the quarter ended December 31, 2014, compared to 3,418 tractors for the same period a year ago. The net change of 203 units is comprised of a 109-unit increase in independent contractor tractors, and a 94-unit increase in company tractors, mainly attributable our recent acquisitions. The number of tractors operated by independent contractors increased 15.1% from the quarter ended December 31, 2013, and now represents 22.9% of our total fleet.

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

The main factors that impact our profitability in terms of expenses are the variable costs of transporting freight for our customers. These costs include fuel expense, driver-related expenses, such as wages, benefits, training and recruitment, and independent contractor and third party carrier costs, which are recorded on the “Purchased Transportation” line of our consolidated condensed statements of income. Expenses that have both fixed and variable components include maintenance, insurance, and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. Our main fixed costs are the acquisition and depreciation of long-term assets, such as revenue equipment, and the compensation of non-driver personnel. Effectively controlling our expenses and managing our net cost of revenue equipment acquisitions and dispositions, including any related gains or losses, are important elements of assuring our profitability.

Results of Operations

The following table sets forth the percentage relationship of expense items to operating and freight revenue for the periods indicated:

	Three months ended		Six months ended
	December 31,		December 31,
	2014	2013	2014	2013

Operating revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages, and employee benefits	28.6%	27.8%	29.1%	27.3%
Fuel	17.6%	22.6%	19.0%	21.8%
Purchased transportation	26.0%	23.6%	24.4%	23.7%
Revenue equipment rentals	1.2%	0.8%	1.3%	0.9%
Operations and maintenance	5.8%	6.0%	5.8%	6.2%
Insurance and claims	3.3%	2.4%	3.1%	2.4%
Depreciation and amortization	8.0%	8.6%	8.0%	8.8%
Communications and utilities	0.9%	0.8%	0.9%	0.8%
Operating taxes and licenses	1.7%	1.7%	1.7%	1.6%
General and other operating	1.7%	1.5%	1.8%	1.4%
Gain on disposition of equipment	(1.8%)	(0.4%)	(2.1%)	(0.5%)
Total operating expenses	93.0%	95.4%	93.0%	94.4%

Operating income	7.0%	4.6%	7.0%	5.6%

Other expense (incomes)	0.9%	0.6%	0.7%	0.6%

Income before income taxes	6.1%	4.0%	6.3%	5.0%
Provision for income taxes	2.3%	1.4%	2.3%	1.8%

Net income	3.8%	2.6%	4.0%	3.2%

	Three months ended		Six months ended
	December 31,		December 31,
	2014	2013	2014	2013

Freight revenue(1)	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages, and employee benefits	34.0%	34.3%	35.0%	33.6%
Fuel(1)	2.1%	4.7%	2.4%	3.7%
Purchased transportation	30.9%	29.0%	29.4%	29.2%
Revenue equipment rentals	1.4%	1.0%	1.5%	1.1%
Operations and maintenance	6.9%	7.4%	7.0%	7.7%
Insurance and claims	3.9%	2.9%	3.8%	2.9%
Depreciation and amortization	9.5%	10.6%	9.7%	11.0%
Communications and utilities	1.1%	0.9%	1.1%	0.9%
Operating taxes and licenses	2.0%	2.1%	2.0%	2.1%
General and other operating	2.0%	1.9%	2.1%	1.7%
Gain on disposition of equipment	(2.1%)	(0.5%)	(2.5%)	(0.7%)
Total operating expenses	91.7%	94.3%	91.6%	93.2%

Operating income	8.3%	5.7%	8.4%	6.8%

Other expense (income)	1.0%	0.7%	0.9%	0.7%

Income before income taxes	7.3%	5.0%	7.5%	6.1%
Provision for income taxes	2.7%	1.7%	2.7%	2.2%

Net income	4.6%	3.3%	4.8%	3.9%

(1)
Freight revenue is total revenue less fuel surcharges. In the bottom half of this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense. Fuel surcharges were $35.2 million and $36.4 million for the second quarter of fiscal 2015 and 2014, respectively, and $70.9 million and $69.5 million for the six months ended December 31, 2014 and 2013, respectively. Freight revenue is not a recognized measure under GAAP and should not be considered an alternative to or superior to other measures derived in accordance with GAAP. We believe our presentation of freight revenue and our discussion of various expenses as a percentage of freight revenue is a useful way to evaluate our core operating performance.

Comparison of Three Months Ended December 31, 2014 to Three Months Ended December 31, 2013

Total revenue increased by $28.8 million, or 14.9%, to $222.4 million for the second quarter of fiscal 2015, from $193.6 million for the second quarter of fiscal 2014.  Freight revenue increased by $30.0 million, or 19.1%, to $187.2 million for the second quarter of fiscal 2015, from $157.2 million for the second quarter of fiscal 2014. This increase was attributable to an increase in loaded miles to 82.5 million for the second quarter of fiscal 2015 from 78.4 million in the second quarter of fiscal 2014, and an increase in revenue per loaded mile to $1.798 for the second quarter of fiscal 2015 from $1.632 for the second quarter of fiscal 2014.  The increase in revenue per loaded mile is attributable to constrained industry capacity and elevated demand for freight services. The increase in loaded miles was also the result of an increase in average seated line-haul tractors to 3,621 in the second quarter of fiscal 2015, from 3,418 in the second quarter of fiscal 2014. This increase was attributable to improved driver recruiting efforts, including the addition of new drivers from our driving school and as a result of the integration of fleets we have acquired. Miles per seated truck have decreased by 43 miles over the fiscal 2014 period, from 2,014 to 1,971, partially as a result of the inclusion of acquired fleets with shorter average lengths of haul. This combination of factors resulted in a net increase in average revenue per seated tractor per week, which is our primary measure of asset productivity, of $3,621 in the second quarter of fiscal 2015, from $3,418 for the second quarter of fiscal 2014.  Our acquisition of A&S provided $19.9 million in freight revenue, $2.2 million in fuel surcharge revenue, and $5.0 million in asset-light revenue during the second quarter of fiscal 2015.

Revenue for our asset-light-based segment increased to $21.8 million in the second quarter of fiscal 2015 from $12.6 million in the second quarter of fiscal 2014, primarily based on increases in our warehousing and LTL revenues and the integration of acquired companies with considerable asset-light operations. We expect our asset-light business to sustain moderate revenue growth going forward as we continue to take advantage of synergies created through our acquisitions and leverage specialized service capabilities of acquired businesses.

Fuel surcharge revenue decreased to $35.2 million in the second quarter of fiscal 2015 from $36.4 million for the second quarter of fiscal 2014 due to reduced fuel costs.

Salaries, wages, and employee benefits were $63.6 million, or 28.6% of total revenue and 34.0% of freight revenue, for the second quarter of fiscal 2015, compared to $53.9 million, or 27.8% of total revenue and 34.3% of freight revenue, for the second quarter of fiscal 2014. The increase in absolute dollars was the result of an increase in driver wages attributable to increased average seated tractor count and increased company miles. Recruiting expenses and expenses associated with medical insurance benefits also contributed to the overall increase. The increase in recruiting is attributable to the expansion of our driving schools, including the development of additional locations. We expect expenses associated with medical benefits to stabilize, and we have continued developing driver wellness programs to help mitigate these expenses. Our salaries, wages, and employee benefits were impacted by the increase in independent contractors as a percentage of our total fleet, which shifted expenses to the purchased transportation line item with offsetting reductions in employee driver wages and related expenses. Given the competitive market for drivers and expected driver pay increases in the industry, our salary, wages, and employee benefit expense may increase going forward.

Fuel expenses, without reduction for fuel surcharge revenue, decreased to $39.2 million, or 17.6% of total revenue, for the second quarter of fiscal 2015, compared to $43.7 million, or 22.6% of total revenue, for the second quarter of fiscal 2014. Fuel expenses, net of fuel surcharge revenue, decreased to $4.0 million, or 2.2% of freight revenue, for the second quarter of fiscal 2015, compared to $7.3 million, or 4.7% of freight revenue, for the second quarter of fiscal 2014. These decreases were attributable to a decrease in the weekly on-highway diesel prices of $0.31 per gallon, from $3.87 in the second quarter of fiscal 2014 to $3.56 in the second quarter of fiscal 2015, offset by an increase in total miles in the second quarter of fiscal 2015 period compared to the second quarter of fiscal 2014. Integration of new equipment, coupled with the replacement of older equipment we obtained through recent acquisitions, contributed to the increase in average miles per gallon to 7.04 for the second quarter of fiscal 2015 from 6.62 for the second quarter of fiscal 2014.  We expect higher fuel expenses associated with older units will be reduced as we continue to replace older equipment we acquired with newer, more fuel-efficient equipment. We also expect that our continued efforts to reduce idling, operate more fuel-efficient tractors, and use of aerodynamic trailer skirts will continue to have a positive impact on our miles per gallon. However, we expect this positive impact to be partially offset by the use of more costly ultra low sulfur diesel fuel.

Purchased transportation increased to $58.2 million, or 26.0% of total revenues and 30.9% of freight revenue, for the second quarter of fiscal 2015, from $45.6 million, or 23.6% of total revenues and 29.0% of freight revenue, for the second quarter of fiscal 2014. The increase is primarily related to acquisitions during the second quarter of fiscal 2015 and growth of our independent contractor fleet. Newly acquired companies with significant asset-light businesses have added expenses relating to brokerage, warehousing, and independent contractors. Independent contractors, as a percentage of our seated tractor count, are up from 21.1% in the second quarter of fiscal 2014 to 22.9% in the second quarter of fiscal 2015. Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile. We expect purchased transportation to remain consistent with the second quarter of fiscal 2015. However, purchased transportation may increase due to expansion of our asset-light service offerings, primarily through acquired businesses, and an expected increase in the number of independent contractors as a percentage of our total fleet if we continue to be successful in growing our independent contractor fleet.

Operations and maintenance increased to $13.0 million, or 5.8% of total revenue and 6.9% of freight revenue, for the second quarter of fiscal 2015, from $11.7 million, or 6.0% of total revenue and 7.4% of freight revenue, for the second quarter of fiscal 2014. Operations and maintenance consist of direct operating expense, maintenance expense, and tire expense. The increase in absolute dollars in the second quarter of fiscal 2015 was primarily related to increased total miles, the maintenance requirements of equipment added due to acquisitions, and increased maintenance costs for the emission reduction systems on our newer tractors. We believe the maintenance costs associated with equipment acquired through our acquisitions will continue to diminish as we complete the replacement of this older equipment with new equipment or underutilized equipment from our existing fleet. However, we expect operations and maintenance expense to increase as the average age of our fleet increases due to the current stage of our tractor refresh cycle.

Insurance and claims expense increased to $7.2 million, or 3.2% of total revenue and 3.9% of freight revenue, for the second quarter of fiscal 2015, from $4.6 million, or 2.4% of total revenue and 2.9% of freight revenue, for the second quarter of fiscal 2014.  The increase in insurance and claims expense relates to an increased number of claims and severity of claims. Insurance consists of premiums for liability, physical damage, cargo damage, and workers' compensation insurance, in addition to claims expense. The increase in the second quarter of fiscal 2015 was driven in part by unusually high workers’ compensation claims during this period, which we expect to return to historical levels. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume.  We anticipate insurance and claims expense will vary based primarily on the frequency and severity of claims, the level of self-retention, and the premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to $17.7 million, or 8.0% of total revenue and 9.5% of freight revenue, for the second quarter of fiscal 2015, $16.7 million, or 8.6% of total revenue and 10.6% of freight revenue, for the second quarter of fiscal 2014. The increase in absolute dollars was primarily attributable to an increase in owned tractors and trailers as a result of acquisitions subsequent to the fiscal 2014 period. Offsetting this was a decrease in owned tractors associated with the sale of our lease purchase portfolio to Element in the third quarter of fiscal 2014. Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our consolidated condensed statements of income in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases. As we replace older units during the remainder of fiscal 2015, we expect depreciation to increase in connection with the increased equipment costs.

Gain on sale of revenue equipment increased from $0.8 million in the second quarter of fiscal 2014 to $4.0 million in the second quarter of fiscal 2015.  This increase is due partially to the equipment that we sell to Element, but primarily relates to the sale and replacement of equipment we have acquired through our acquisitions. The increase was slightly lower than expected due to constrained delivery of new replacement equipment. We expect gain on sale to increase slightly over the next six months, although gain on sale can vary significantly due to a variety of factors, including availability of replacement equipment.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses. Accordingly, we have not provided a detailed discussion of such expenses.

Income taxes increased to $5.1 million, with an effective tax rate of 37.2%, for the second quarter of fiscal 2015, from $2.7 million, with an effective tax rate of 34.6%, for the second quarter of fiscal 2014. The increase is related primarily to the increase in income before tax expense.  The effective tax rate applicable to our foreign operations is lower than that of the United States. As our percentage of income attributable to foreign income changes, our total income tax effective rate will also change. Appreciation of the U.S. dollar relative to foreign currencies, all other factors being equal, reduces the proportion of our revenue derived from foreign operations, and marginally increases our effective tax rate. We expect our effective tax rate to continue in the range of 35% to 38%.

Comparison of Six Months Ended December 31, 2014 to Six Months Ended December 31, 2013

Total revenue increased by $47.1 million, or 12.8%, to $415.8 million for the six months ended December 31, 2014, (“the fiscal 2015 period”), from $368.7 million for the six months ended December 31, 2013, (“the fiscal 2014 period”).  Freight revenue increased by $45.7 million, or 15.3%, to $344.9 million for the fiscal 2015 period, from $299.2 million for the fiscal 2014 period. This increase was attributable to an increase in loaded miles to 159.6 million for the fiscal 2015 period from 150.1 million for the fiscal 2014 period, in addition to an increase to revenue per loaded mile to $1.718 for the fiscal 2015 period from $1.615 for the fiscal 2014 period. The increase in revenue per loaded mile is attributable to constrained industry capacity and elevated demand for freight services. The increase in loaded miles was also the result of an increase in average seated line-haul tractors to 3,438 in the fiscal 2015 period, from 3,221 in the fiscal 2014 period, with the increase being attributable to improved driver recruiting efforts, including the addition of drivers as a result of our driving school, and the integration of new fleets as the result of recent acquisitions. Miles per seated truck have decreased by 29 miles over the fiscal 2014 period, from 2,013 to 2,017, partially as a result of the diversification of our services and the integration of acquired fleets serving customers with a shorter length of haul. This combination of factors resulted in an increase in average revenue per seated tractor per week, which is our primary measure of asset productivity, of $3,063 in the fiscal 2014 period, from $2,896 in the fiscal 2014 period.

Revenue for our asset-light segment increased to $38.3 million in the fiscal 2015 period from $25.0 million in the fiscal 2014 period based on increases in our warehousing and LTL revenues and the integration of acquired companies. Much of this increase is attributable to expanded asset-light services through acquisitions made and integrated during the fiscal 2015 period. We expect our asset-light business to sustain moderate revenue growth going forward.

Fuel surcharge revenue increased to $70.9 million for the fiscal 2015 period from $69.5 million for the fiscal 2014 period due to an increase in loaded miles offset by the decrease in the cost of fuel.

Salaries, wages, and employee benefits were $120.8 million, or 29.1% of total revenue and 35.0% of freight revenue, for the fiscal 2015 period, compared to $100.6 million, or 27.3% of total revenue and 33.6% of freight revenue, for the fiscal 2014 period. These increase were the result of administrative wages, driver wages, and increased recruiting expense.  Driver wage increases are attributable to increased average seated tractor count and increased company miles.  Administrative wages also increased during the fiscal 2015 period as a result of the addition of administrative employees through our recent acquisitions. As we complete the integration of our latest acquisitions, we expect to reduce administrative redundancies and associated costs. Increased recruiting expenses were due primarily to the expansion of our driving schools and other recruitment efforts. Our salary, wages, and employee benefits were impacted by the increase in independent contractors as a percentage of our total fleet, which shifted expenses to the purchased transportation line item with offsetting reductions in employee driver wages and related expenses. Given the competitive market for drivers and expected driver pay increases in the industry, our salary, wages, and employee benefit expense may increase going forward.

Fuel expenses, without reduction for fuel surcharge revenue, decreased to $79.2 million, or 19.0% of total revenue, for the fiscal 2015 period, compared to $80.5 million, or 21.8% of total revenue, for the fiscal 2014 period. Fuel expenses, net of fuel surcharge revenue, decreased to $8.3 million, or 2.4% of freight revenue, for the fiscal 2015 period, compared to $11.0 million, or 3.7% of freight revenue, for the fiscal 2014 period. Fuel expense was affected by a decrease in the weekly on-highway diesel prices of $0.19 per gallon, from $3.89 to $3.70, offset by an increase in total miles in the fiscal 2015 period compared to the fiscal 2014 period.  Integration of new equipment, coupled with the replacement of older acquisition units, contributed to the increase in miles per gallon to 7.09 for the fiscal 2015 period from 6.72 for the fiscal 2014 period. We expect the impact on fuel expenses from the operation older equipment acquired through recent acquisitions to decrease as we continue upgrading this older equipment in the near term. We also expect that our continued efforts to reduce idling, our operation of more fuel-efficient tractors, and our use of aerodynamic trailer skirts will continue to have a positive impact on our miles per gallon. However, we expect this positive impact to be partially offset by the use of more costly ultra low sulfur diesel fuel.

Purchased transportation increased to $101.9 million, or 24.4% of total revenues and 29.4% of freight revenue, for the fiscal 2015 period, from $87.3 million, or 23.7% of total revenues and 29.2% of freight revenue, for the fiscal 2014 period. These increases were primarily related to acquisitions during the fiscal 2015 period. Recently acquired companies have added expense relating to brokerage, warehousing, and independent contractors. However, despite the absolute increase in independent contractors, our acquisitions during the fiscal 2015 period caused independent contractors as a percentage of our fleet to increase only slightly during the fiscal 2015 period. We expect purchased transportation to slowly increase over time if we continue to be successful in growing the number of independent contractors in our fleet.

Operations and maintenance increased to $24.2 million, or 5.8% of total revenue and 7.0% of freight revenue, for the fiscal 2015 period, from $22.9 million, or 6.2% of total revenue and 7.7% of freight revenue, for the fiscal 2014 period. Operations and maintenance consist of direct operating expense, maintenance, and tire expense. The increase in absolute dollars in the fiscal 2015 period is primarily related to the maintenance requirements of equipment added due to acquisitions and increased maintenance costs due to emission reduction systems on our newer tractors. We believe the maintenance costs associated with equipment acquired through our acquisitions will decrease as we continue to replace this equipment with new equipment. However, we expect operations and maintenance expense to increase as the average age of our fleet ages as we reach an intermediate stage in our refresh cycle.

Insurance and claims expense increased to $12.9 million, or 3.1% of total revenue and 3.7% of freight revenue, for the fiscal 2015 period, from $8.7 million, or 2.4% of total revenue and 2.9% of freight revenue, for the fiscal 2014 period.  The increase in insurance and claims expense relates to an increased number of claims and severity of claims. Insurance consists of premiums for liability, physical damage, cargo damage, and workers' compensation insurance, in addition to claims expense.  Our insurance program involves self-insurance at various risk retention levels.  Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume.  We anticipate insurance and claims expense will vary based primarily on the frequency and severity of claims, the level of self-retention, and the premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to $33.3 million, or 8.0% of total revenue and 9.7% of freight revenue, for the fiscal 2015 period, compared to $32.8 million, or 8.9% of total revenue and 11.0% of freight revenue, for the fiscal 2014 period. The increase in absolute dollars was primarily attributable to an increase in owned tractors and trailers as a result of acquisitions subsequent to the fiscal 2014 period.  Offsetting the increase was a decrease in owned tractors from the sale of our lease purchase portfolio to Element in the third quarter of fiscal 2014. Revenue equipment held under operating leases is not reflected on our balance sheet and the expenses related to such equipment are reflected on our condensed consolidated statements of income in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases. As we refresh older units from acquisitions during the remainder of fiscal 2015, we expect depreciation to increase in connection with the increased equipment costs.

Gain on sale of revenue equipment increased from $1.9 million in the fiscal 2014 period to $8.6 million in the fiscal 2015 period. This increase is primarily attributable to the sale of equipment as we continued to integrate acquired companies during the fiscal 2015 period and replace older equipment. Equipment sold to Element has also contributed to this increase.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses. Accordingly, we have not provided a detailed discussion of such expenses.

Income taxes increased to $9.4 million, with an effective tax rate of 36.1%, for the fiscal 2015 period, from $6.7 million, with an effective tax rate of 36.4%, for the fiscal 2014 period. We expect our effective tax rate to continue in the range of 35% to 38%.

Liquidity and Capital Resources

Trucking is a capital-intensive business. We require cash to fund our operating expenses (other than depreciation and amortization), to make capital expenditures and acquisitions, and to repay debt, including principal and interest payments. Other than ordinary operating expenses, we anticipate that capital expenditures for the acquisition of revenue equipment will constitute our primary cash requirement over the next twelve months as we replace older equipment obtained through acquisitions and expand our temperature-controlled and flatbed service offerings.  If we were to consummate an acquisition, doing so may increase our cash requirements and we may have to modify our expected financing sources for the purchase of new equipment or other expenses. Subject to any required lender approval, we may make additional acquisitions in the future. Our principal sources of liquidity are cash generated from operations, bank borrowings, capital and operating lease financing of revenue equipment, and proceeds from the sale of used revenue equipment. At December 31, 2014, our total balance sheet debt, including capital lease obligations and long term debt, was $429.4 million, compared to $264.0 million at June 30, 2014. Our indebtedness increased as a result of our recent acquisitions.

As of December 31, 2014, we had a capital commitment for revenue equipment of $91.5 million for delivery through fiscal 2015. These capital commitments are amounts before considering the proceeds of equipment dispositions. In fiscal 2015, we expect to purchase our new tractors with both cash and operating leases and our new trailers with operating leases.

In December 2014, we increased the size of our credit facility by $100 million and extended the maturity.  At December 31, 2014, we were authorized to borrow up to $300.0 million under this credit facility, which expires May 2019. The applicable interest rate under this agreement is based on either a base rate equal to Bank of America, N.A.'s prime rate or LIBOR plus an applicable margin between 0.825% and 1.45% that is adjusted quarterly based on our lease adjusted total debt to EBITDAR ratio. At December 31, 2014, we had $166.1 million in outstanding borrowings related to our credit facility and $1.7 million utilized for letters of credit. The agreement is collateralized by the assets of all our U.S. subsidiaries. We are obligated to comply with certain financial covenants under our credit agreement and we were in compliance with these covenants at December 31, 2014. We believe the sustainable capital expenditures planned in the near future will allow us to continue reducing our outstanding debt going forward.

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

Cash Flows

Net cash provided by operations for the six months ended December 31, 2014 was $22.4 million, compared to cash provided by operations of $36.9 million for the six months ended December 31, 2013. Cash provided by operations decreased due to purchases of inventory related to our service agreement with Element and a decrease in accrued and accounts payable balances not related to acquired balances during the year.  These decreases were offset by an increase in our deferred tax balance.

Net cash used in investing activities was $63.7 million for the six months ended December 31, 2014, compared to net cash used in investing activities of $62.2 million for the six months ended December 31, 2013. Cash used in investing activities includes the net cash effect of acquisitions and dispositions of revenue equipment during each period. Capital expenditures for property and equipment totaled $72.8 million for the six months ended December 31, 2014, and $44.8 million for the six months ended December 31, 2013. We generated proceeds from the sale of property and equipment of $75.8 million and $23.3 million for the six months ended December 31, 2014, and December 31, 2013, respectively.  Net cash paid for acquisitions was $66.7 million for the six months ended December 31, 2014, and $40.7 million for the six months ended December 31, 2013.

Net cash provided by financing activities was $36.6 million for the six months ended December 31, 2014, compared to a net amount provided of $39.0 million for the six months ended December 31, 2013. The decrease in cash provided by financing activities was primarily due to an increase in principal payments under capital lease obligations. Financing activity represents borrowings (new borrowings, net of repayment) and payments of the principal component of capital lease obligations.

Contractual Obligations

During the six months ended December 31, 2014, there were no material changes in our commitments or contractual liabilities.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for our revenue equipment. Our operating leases include some under which we do not guarantee the value of the asset at the end of the lease term ("walk-away leases") and some under which we do guarantee the value of the asset at the end of the lease term ("residual value"). Therefore, we are subject to the risk that equipment values may decline, in which case we would suffer a loss upon disposition and be required to make cash payments because of the residual value guarantees. We had operating lease obligations of $34.7 million as of December 31, 2014 compared to $37.3 million as of December 31, 2013.  Included in these operating lease obligations were residual value guarantees of $18.6 million for the December 31, 2014 period and $19.0 million for the December 31, 2013 period.  We believe that any residual payment obligations will be satisfied by the value of the related equipment at the end of the lease. To the extent the expected value at the lease termination date is lower than the residual value guarantee we would accrue for the difference over the remaining lease term. We anticipate that going forward, we will use a combination of cash generated from operations and operating leases to finance tractor purchases and operating leases to finance trailer purchases.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. These estimates are based on management’s knowledge of current events and actions that affect, or could affect, our financial statements materially, and producing these estimates involves a significant level of judgment by management. The accounting policies we deem most critical include revenue recognition, allowance for doubtful accounts, depreciation, claims accrual, and accounting for income taxes. There have been no significant changes to our critical accounting policies and estimates during the three months ended December 31, 2014, compared to those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” included in our 2014 Annual Report on Form 10-K.

Cash dividends paid for the three months ended December 31, 2014, were equal to approximately $0.5 million, or $0.02 per share. We currently expect to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

Seasonality

In the trucking industry, revenue generally decreases as customers reduce shipments after the winter holiday season and as inclement weather impedes operations.  At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and inclement weather.  We have substantial operations in the Midwestern and Eastern United States and Canada.  For the reasons stated, in those geographic regions in particular, third fiscal quarter net income historically has been lower than net income in each of the other three quarters of the year excluding charges.  Our equipment utilization typically improves substantially between May and October of each year because of seasonal increased shipping and better weather.  Also, during September, October and November business generally increases as a result of increased retail merchandise shipped in anticipation of the holidays.

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

Interest Rate Risk. We are exposed to interest rate risk principally from our primary credit facility. The credit facility carries a variable interest rate equal to either Bank of America, N.A.'s prime rate or LIBOR plus an applicable margin between 0.825% and 1.45% that is adjusted quarterly based on our lease adjusted total debt to EBITDAR ratio.  At December 31, 2014, the interest rate for revolving borrowings under our credit facility was 1.0%.  At December 31, 2014, we had $166.1 million variable rate term loan borrowings outstanding under the credit facility.  Assuming borrowing at historical levels, a hypothetical 0.25% increase in the bank's base rate and LIBOR would be immaterial to our net income.

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

Our currency risk consists primarily of foreign currency, denominated firm commitments, and forecasted foreign currency denominated intercompany and third party transactions. At December 31, 2014, we had no foreign exchange derivative contracts outstanding. Historically, derivative gains or losses, initially reported as a component of other comprehensive income, would be reclassified to earnings in the period when the transaction affected earnings.

Assuming revenue and expenses for our Canadian operations are identical to that in the six months ended December 31, 2014 (both in terms of amount and currency mix), we estimate that a 10% change in the Canadian dollar exchange rate would affect our annual net income by approximately $1.3 million. Also, we estimate that a 10% change in the Mexican peso exchange rate would affect our annual net income by approximately $2.6 million.

Commodity Price Risk. Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability.  Fuel is subject to economic, political, and market factors that are outside of our control. We believe fuel surcharges are effective at mitigating most, but not all, of the risk of high fuel price because we do not recover the full amount of fuel price increases. At December 31, 2014, we had no outstanding contracts in place. Derivative gains/(losses), initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.

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

We have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Certifying Officers. Based upon that evaluation, our Certifying Officers concluded that our controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.                 Other Information

Item 1.                 Legal Proceedings

We are party to certain lawsuits in the ordinary course of business. We are currently not party to any proceedings which we believe will have a material adverse effect

Item 1A.              Risk Factors

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

Item 3.                 Defaults Upon Senior Securities

Not applicable.

Item 4.                 Mine Safety Disclosures

Not applicable.

Item 5.                 Other Information

None.

Item 6.                      Exhibits

2.1	Membership Interest Purchase Agreement by and among A&S Services Group, LLC, and holders of interests therein, and Celadon Trucking Services, Inc., dated October 24, 2014.*
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

4.2	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on January 31, 2008.)
10.1	Amended and Restated Credit Agreement dated December 12, 2014, among Celadon Group, Inc., certain subsidiaries, and Bank of America, N.A. and other lenders party thereto.*
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company's Principal Executive Officer.*
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Leslie A. Tarble, the Company's Principal Financial Officer.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, by Paul A. Will, the Company's Chief Executive Officer.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Leslie A. Tarble, the Company's Principal Financial Officer.*
101.INS**	XBRL Instance Document.*
101.SCH**	XBRL Taxonomy Extension Schema Document.*
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Celadon Group, Inc. (Registrant)

/s/ Paul A. Will
Paul A. Will
President and Chief Executive Officer

/s/ Leslie A. Tarble
Leslie A. Tarble
Vice President, Treasurer, and Principal Financial Officer

/s/ Bobby Peavler
Bobby Peavler
Vice President and Principal Accounting Officer
Date: February 9, 2015

EXHIBIT INDEX
Exhibit Number	Description
2.1	Membership Interest Purchase Agreement by and among A&S Services Group, LLC, and holders of interests therein, and Celadon Trucking Services, Inc., dated October 24, 2014.*
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

4.2	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on January 31, 2008.)
10.1	Amended and Restated Credit Agreement dated December 12, 2014, among Celadon Group, Inc., certain subsidiaries, and Bank of America, N.A. and other lenders party thereto.*
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company's Principal Executive Officer.*
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Leslie A. Tarble, the Company's Principal Financial Officer.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, by Paul A. Will, the Company's Chief Executive Officer.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Leslie A. Tarble, the Company's Principal Financial Officer.*
101.INS**	XBRL Instance Document.*
101.SCH**	XBRL Taxonomy Extension Schema Document.*
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be "furnished" and not "filed."