Form 10-K/A
period 2014-06-30
CELADON GROUP INC
filed 2015-03-30
CIK 865941

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

On December 31, 2013, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock ($0.033 par value) held by non-affiliates (20,778,254 shares) was approximately $405 million based upon the reported last sale price of the common stock on that date. In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and affiliated holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates.

The number of outstanding shares of the registrant's common stock as of the close of business on August 29, 2014 was 23,640,868.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of Form 10-K - Portions of Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders

CELADON GROUP, INC.
FORM 10-K/A

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our original Annual Report on Form 10-K for the year ended June 30, 2014 (the “Original Filing”). The purpose of this Amendment No. 1 is to revise the Report of Independent Registered Public Accounting Firm (the “Report”) issued by BKD, LLP (“BKD”) appearing under Item 8 of the Original Filing, to revise BKD’s consent on Exhibit 23.1 to the Original Filing (the “Consent”), and to remove Exhibit 4.4 to the Original Filing as it references an agreement that was not in effect during the period covered by the Original Filing. The Report inadvertently omitted to include (i) a reference to financial statement schedule II for the year ended June 30, 2014, as being included in the scope of the audit performed by BKD, and (ii) BKD’s opinion that such schedule, when considered in relation to our financial statements taken as a whole, presented fairly, in all material respects, the information set forth in such schedule. The Consent has been revised to correct an inadvertent misstatement of the date of the Report. Exhibit 4.4 to the Original Report has been removed.

In addition, the required officers of Celadon Group, Inc. (the "Company") have provided new certifications in connection with this Amendment No. 1 (Exhibits 31.1, 31.2, 32.1, and 32.2).

Except as described above, no other amendments have been made to the Original Filing.  This Amendment No. 1 continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the date of the Original Filing.  This Amendment No. 1 should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Filing.

PART II

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Celadon Group, Inc.
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheet of Celadon Group, Inc. as of June 30, 2014, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the year ended June 30, 2014.  In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule II for the year ended June 30, 2014.  The Company's management is responsible for these financial statements and financial statement schedule.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celadon Group, Inc. as of June 30, 2014, and the results of its operations and its cash flows for the year ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule II for the year ended June 30, 2014, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

The total compensation cost that has been recorded for such stock-based awards was an expense of $2.1 million in fiscal 2014, $3.9 million in fiscal 2013, and $2.4 million in fiscal 2012. The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was $1.13 million in fiscal 2014, $1.9 million in fiscal 2013, and $1.5 million in fiscal 2012.

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

The Company has an employment agreement with the Chairman of the Board providing for minimum combined annual compensation of $300,000 in fiscal 2015.

(9)	INCOME TAXES

The income tax provision for operations in fiscal 2014, 2013, and 2012, consisted of the following (in thousands):

	2014	2013	2012
Current:
Federal	$12,958	$(3,127)	$7,285
State and local	1,013	(2,110)	220
Foreign	509	2,180	1,900
Total Current	$14,480	(3,057)	9,405
Deferred:
Federal	3,703	16,122	5,950
State and local	576	3,145	659
Foreign	931	1,261	(7)
Total Deferred	5,210	20,528	6,602
Total	$19,690	$17,471	$16,007

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

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2014 and 2013 consisted of the following (in thousands):

	2014	2013
Deferred tax assets:
Deferred equity compensation	$1,755	$1,988
Insurance reserves	4,167	3,741
Other	4,998	1,508
Total deferred tax assets	$10,920	$7,237

Deferred tax liabilities:
Property and equipment	$(72,235)	$(58,513)
Goodwill	(5,742)	(5,204)
Other	(1,567)	(999)
Total deferred tax liabilities	$(79,544)	$(64,716)

Net current deferred tax assets	$7,651	$4,342
Net non-current deferred tax liabilities	(76,275)	(61,821)
Total net deferred tax liabilities	(68,624)	$(57,479)

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

21	Subsidiaries of the Company. ***
23.1	Consent of Independent Registered Public Accounting Firm – BKD, LLP. #
23.2	Consent of Independent Registered Public Accounting Firm - KPMG LLP. #
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company's Chief Executive Officer. #
31.2
Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Leslie A. Tarble, the Company's Vice President, Treasurer, and Principal Financial Officer. #

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company's Chief Executive Officer. #
32.2
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Leslie A. Tarble, the Company's Vice President, Treasurer, and Principal Financial Officer. #

101.INS**	XBRL Instance Document ***
101.SCH**	XBRL Taxonomy Extension Schema Document ***
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document ***
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document ***
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document ***
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document ***
_______________________
*	Management contract or compensatory plan or arrangement.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be "furnished" and not "filed."
***	Incorporated by reference to the Annual Report on Form 10-K for the year ended June 30, 3014, filed with the SEC on September 15, 2014.
#	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this March 30, 2015.

Celadon Group, Inc.

By:	/s/ Paul A. Will
Paul A. Will President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. Will	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 30, 2015
Paul A. Will

/s/ Leslie A. Tarble	Vice President, Treasurer, and Principal Financial Officer (Principal Financial Officer)	March 30, 2015
Leslie A. Tarble

/s/ Bobby Peavler	Vice President and Principal Accounting Officer (Principal Accounting Officer)	March 30, 2015
Bobby Peavler

/s/ Stephen Russell	Chairman of the Board	March 30, 2015
Stephen Russell

/s/ Michael Miller	Director	March 30, 2015
Michael Miller

/s/ Robert Long	Director	March 30, 2015
Robert Long

/s/ Catherine Langham	Director	March 30, 2015
Catherine Langham

EXHIBIT INDEX
Exhibit Number	Description
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

21	Subsidiaries of the Company. ***
23.1	Consent of Independent Registered Public Accounting Firm – BKD, LLP. #
23.2	Consent of Independent Registered Public Accounting Firm - KPMG LLP. #
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company's Chief Executive Officer. #
31.2
Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Leslie A. Tarble, the Company's Vice President, Treasurer, and Principal Financial Officer. #

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company's Chief Executive Officer. #
32.2
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Leslie A. Tarble, the Company's Vice President, Treasurer, and Principal Financial Officer. #

101.INS**	XBRL Instance Document ***
101.SCH**	XBRL Taxonomy Extension Schema Document ***
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document ***
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document ***
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document ***
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document ***
_______________________
*	Management contract or compensatory plan or arrangement.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be "furnished" and not "filed."
***	Incorporated by reference to the Annual Report on Form 10-K for the year ended June 30, 3014, filed with the SEC on September 15, 2014.
#	Filed herewith.