Form 10-Q
period 2015-03-31
CELADON GROUP INC
filed 2015-05-11
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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
Yes [ ] No [X]

As of May 8, 2015 (the latest practicable date), 24,260,923 shares of the registrant's common stock, par value $0.033 per share, were outstanding.

CELADON GROUP, INC.

Index to

March 31, 2015 Form 10-Q

PART I.              FINANCIAL INFORMATION

Item I.                 Financial Statements

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Dollars and shares in thousands except per share amounts)
(Unaudited)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2015	2014	2015	2014

OPERATING REVENUE:
Freight revenue	$201,727	$155,552	$546,636	$454,750
Fuel surcharge revenue	29,975	37,676	100,852	107,176
Total operating revenue	231,702	193,228	647,488	561,926

OPERATING EXPENSES:
Salaries, wages, and employee benefits	68,257	52,948	189,048	153,506
Fuel	33,713	46,782	112,897	127,304
Purchased transportation	64,408	43,263	166,273	130,606
Revenue equipment rentals	1,620	1,760	6,859	4,989
Operations and maintenance	15,539	14,449	39,768	37,375
Insurance and claims	7,729	5,617	20,626	14,352
Depreciation and amortization	20,457	15,916	53,747	48,707
Communications and utilities	2,183	1,837	6,110	4,676
Operating taxes and licenses	4,369	3,414	11,382	9,539
General and other operating	3,682	2,808	10,564	7,906
Gain on disposition of equipment	(5,583)	(2,348)	(14,151)	(4,290)
Total operating expenses	216,374	186,446	603,123	534,670

Operating income	15,328	6,782	44,365	27,256

Interest expense	2,130	1,357	5,308	3,844
Interest income	---	(4)	(7)	(8)
Other income, net	(64)	(300)	(175)	(701)
Income before income taxes	13,262	5,729	39,239	24,121
Income tax expense	4,670	2,247	14,057	8,947
Net income	$8,592	$3,482	$25,182	$15,174

Income per common share:
Diluted	$0.36	$0.15	$1.05	$0.64
Basic	$0.37	$0.15	$1.08	$0.66

Diluted weighted average shares outstanding	24,150	23,803	24,025	23,715
Basic weighted average shares outstanding	23,538	23,006	23,368	22,977

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2015	2014	2015	2014

Net Income	$8,592	$3,482	$25,182	$15,174
Other comprehensive income (loss):
Unrealized gain (loss) on fuel derivative instruments, net of tax	---	---	---	(45)
Unrealized gain (loss) on currency derivative instruments, net of tax	---	(30)	(35)	116
Foreign currency translation adjustments, net of tax	(7,751)	(2,837)	(17,318)	(3,849)
Total other comprehensive income (loss)	(7,751)	(2,867)	(17,353)	(3,778)
Comprehensive income	$841	$615	$7,829	$11,396

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2015 and June 30, 2014
(Dollars and shares in thousands except par value)

	(unaudited)
	March 31,	June 30,
ASSETS	2015	2014

Current assets:
Cash and cash equivalents	$17,688	$15,508
Trade receivables, net of allowance for doubtful accounts of $966 and $942 at March 31, 2015 and June 30, 2014, respectively	125,307	105,968
Prepaid expenses and other current assets	35,855	26,288
Tires in service	1,643	2,227
Equipment for resale	41,270	3,148
Income tax receivable	---	6,395
Deferred income taxes	6,452	7,651
Total current assets	228,215	167,185
Property and equipment	801,582	643,888
Less accumulated depreciation and amortization	(137,372)	(151,059)
Net property and equipment	664,210	492,829
Tires in service	1,953	2,720
Goodwill	62,487	22,810
Other assets	4,744	5,271
Total assets	$961,609	$690,815

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$14,210	$11,017
Accrued salaries and benefits	14,371	13,902
Accrued insurance and claims	11,767	11,568
Accrued fuel expense	7,524	11,306
Accrued purchased transportation	16,394	10,213
Accrued equipment purchases	21,139	---
Other accrued expenses	45,531	25,490
Current maturities of long-term debt	950	1,440
Current maturities of capital lease obligations	56,936	67,439
Income taxes payable	469	---
Total current liabilities	189,291	152,375
Long-term debt, net of current maturities	155,891	75,436
Capital lease obligations, net of current maturities	261,639	119,665
Other long term liabilities	438	8,061
Deferred income taxes	81,305	76,275
Stockholders' equity:
Common stock, $0.033 par value, authorized 40,000 shares; issued and outstanding 24,761 and 24,060 shares at March 31, 2015 and June 30, 2014, respectively	817	794
Treasury stock at cost; 500 shares at March 31, 2015 and June 30, 2014	(3,453)	(3,453)
Additional paid-in capital	115,166	107,579
Retained earnings	183,853	160,068
Accumulated other comprehensive loss	(23,338)	(5,985)
Total stockholders' equity	273,045	259,003
Total liabilities and stockholders' equity	$961,609	$690,815

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended
	March 31,
	2015	2014

Cash flows from operating activities:
Net income	$25,182		$15,174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,955		48,824
Gain on sale of equipment	(14,151)		(4,301)
Stock based compensation	2,044		1,508
Deferred income taxes	6,103		6,661
Provision for doubtful accounts	180		40
Changes in assets and liabilities:
Trade receivables	(865)		(24,794)
Income taxes	6,936		3,338
Tires in service	1,278		(900)
Prepaid expenses and other current assets	(7,330)		(7,920)
Other assets	(513)		1,187
Equipment held for resale	(29,859)		---
Accounts payable and accrued expenses	26,993		2,749
Net cash provided by operating activities	69,953		41,566

Cash flows from investing activities:
Purchase of property and equipment	(107,178)		(59,707)
Proceeds on sale of property and equipment	158,177		75,681
Purchase of businesses, net of cash	(115,213)		(40,431)
Net cash used in investing activities	(64,214)		(24,457)

Cash flows from financing activities:
Proceeds from bank borrowings and debt	531,975		252,660
Payments on bank borrowings and debt	(452,770)		(246,779)
Dividends paid	(1,397)		(1,375)
Principal payments under capital lease obligations	(86,018)		(19,555)
Proceeds from issuance of stock	5,567		1,686
Net cash used in financing activities	(2,643)		(13,363)
Effect of exchange rates on cash and cash equivalents	(916)		(426)
Increase in cash and cash equivalents	2,180		3,320
Cash and cash equivalents at beginning of period	15,508		1,315
Cash and cash equivalents at end of period	$17,688		$4,635
Supplemental disclosure of cash flow information:
Interest paid	$5,308		$3,844
Income taxes paid	$5,522		$3,309
Lease obligations incurred in the purchase of equipment	$165,787	$	---

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

1.           Basis of Presentation

References in this Report on Form 10-Q to "we," "us," "our," "Celadon," or the "Company" or similar terms refer to Celadon Group, Inc. and its consolidated subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of Celadon Group, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America and Regulation S-X, instructions to Form 10-Q, and other relevant rules and regulations of the Securities and Exchange Commission (the "SEC"), as applicable to the preparation and presentation of interim financial information. Certain information and footnote disclosures have been omitted or condensed pursuant to such rules and regulations. We believe all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations in interim periods are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended June 30, 2014.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

2.           Earnings Per Share (in thousands, except per share data)

A reconciliation of the basic and diluted earnings per share is as follows:

	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014

Weighted average common shares outstanding – basic	23,538	23,006	23,368	22,977
Dilutive effect of stock options and unvested restricted stock units	612	797	657	738
Weighted average common shares outstanding – diluted	24,150	23,803	24,025	23,715

Net income	$8,592	$3,482	$25,182	$15,174
Earnings per common share:
Diluted	$0.36	$0.15	$1.05	$0.64
Basic	$0.37	$0.15	$1.08	$0.66

There were no shares that were considered anti-dilutive for the three-month or nine-month periods ended March 31, 2015 or March 31, 2014.

3.           Stock Based Compensation

The following table summarizes the components of our stock based compensation program expense (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2015	2014	2015	2014

Stock based compensation expense for options, net of forfeitures	$5	$25	$54	$148
Stock based compensation for restricted stock, net of forfeitures	705	430	1,990	1,360
Total stock compensation expense	$710	$455	$2,044	$1,508

As of March 31, 2015, all options had vested under our 2006 Omnibus Incentive Plan, as amended (the "2006 Plan").

A summary of the award activity of our stock option plans as of March 31, 2015, and changes during the period then ended is presented below:

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Options	Option Totals	Weighted-Average Exercise Price per Share

Outstanding at July 1, 2014	905,098	$10.25
Granted	---	---
Exercised	(504,375)	$11.04
Forfeited or expired	---	---
Outstanding at March 31, 2015	400,723	$9.26
Exercisable at March 31, 2015	400,723	$9.26

We also have approximately $8.3 million of unrecognized compensation expense related to restricted stock awards, which is anticipated to be recognized over a weighted-average period of 3.0 years and a total period of 3.9 years.  A summary of the restricted stock award activity under the 2006 Plan as of March 31, 2015, and changes during the nine-month period then ended is presented below:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value

Unvested at July 1, 2014	356,705	$18.88
Granted	205,074	$22.79
Vested and Issued	(133,449)	$17.53
Forfeited	(8,404)	$18.91
Unvested at March 31, 2015	419,926	$21.23

The fair value of each restricted stock award is based on the closing market price on the date of grant.

4.           Segment Information

We have two reportable segments comprised of an asset-based segment and an asset-light-based segment. Our asset-based segment includes our asset-based dry van, temperature-controlled, flatbed carrier, and rail services, which are geographically diversified but have similar economic and other relevant characteristics, as they all provide truckload carrier services of general commodities to a similar class of customers. Our asset-light-based segment consists of our warehousing, brokerage, and less-than-truckload ("LTL") operations, which we have determined qualifies as a reportable segment under ASC 280-10, Segment Reporting.  Information regarding our reportable segments is summarized below (in thousands).

	Operating Revenue
	Three Months Ended March 31,		Nine Months Ended March 31,

	2015	2014	2015	2014

Asset-based	$206,789	$178,715	$584,253	$519,247
Asset-light	24,913	14,513	63,235	42,679
Total	$231,702	$193,228	$647,488	$561,926

	Operating Income
	Three Months Ended March 31,		Nine Months Ended March 31,

	2015	2014	2015	2014

Asset-based	$12,718	$5,189	$36,722	$23,436
Asset-light	2,610	1,593	7,643	3,820
Total	$15,328	$6,782	$44,365	$27,256

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Information as to our operating revenue by geographic area is summarized below (in thousands). We allocate operating revenue based on country of origin of the tractor hauling the freight:

	Operating Revenue
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

United States	$196,287	$154,071	$532,664	$454,494
Canada	23,485	30,969	80,481	83,297
Mexico	11,930	8,188	34,343	24,135
Consolidated	$231,702	$193,228	$647,488	$561,926

5.           Income Taxes

During the three months ended March 31, 2015 and 2014, our effective tax rates were 35.2% and 39.2%, respectively.  During the nine months ended March 31, 2015 and 2014, our effective tax rates were 35.8% and 37.1%, respectively.  In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits. The change in the proportion of income from domestic and foreign sources affects our effective tax rate. Income tax expense also varies from the amount computed by applying the statutory federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Under this pay structure, drivers who meet the requirements and elect to receive per diem pay are generally required to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases our drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes.  As a result, salaries, wages, and employee benefits are slightly lower, and our effective income tax rate is higher than the statutory rate.  Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases because aggregate per diem pay becomes smaller in relation to pre-tax income.  Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to be paid under this pay structure.

We follow ASC Topic 740-10-25 in accounting for uncertainty in income taxes ("Topic 740"). Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We account for any uncertainty in income taxes by determining whether it is more likely than not that a tax position taken or expected to be taken in a tax return will be sustained upon examination by the appropriate taxing authority based on the technical merits of the position.  In that regard, we have analyzed filing positions in our federal and applicable state tax returns as well as in all open tax years.  The only periods subject to examination for our federal returns are the 2012 through 2014 tax years. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations, or cash flows.  As of March 31, 2015, we recorded a $0.5 million liability for unrecognized tax benefits, a portion of which represents penalties and interest.

6.           Commitments and Contingencies

We are party to certain lawsuits in the ordinary course of business. We are not currently party to any proceedings which we believe will have a material adverse effect on our consolidated financial position or operations. Our subsidiary has been named as the defendant in Wilmoth et al. v. Celadon Trucking Services, Inc., a class action proceeding. A summary judgment was recently granted in favor of the plaintiffs. We have appealed this judgment. We believe that we will be successful on appeal, but that it is also reasonably possible the judgment will be upheld. We estimate the possible range of costs associated with this claim to be between $0 and approximately $5 million. We currently do not have a contingency reserved for this claim, but will continue to monitor the progress of this claim to determine if a reserve is necessary in the future.

We have outstanding commitments to purchase approximately $63.1 million of revenue equipment at March 31, 2015.

Standby letters of credit, not reflected in the accompanying condensed consolidated financial statements, aggregated approximately $1.7 million at March 31, 2015. In addition, at March 31, 2015, 500,000 treasury shares were held in a trust as collateral for self-insurance reserves.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

7.           Lease Obligations and Long-Term Debt

Leases

We lease certain revenue and service equipment under long-term lease agreements, payable in monthly installments.

Equipment obtained under a capital lease is reflected on our condensed consolidated balance sheet as owned and the related leases mature at various dates through 2022.

Assets held under operating leases are not recorded on the condensed consolidated balance sheet. We lease revenue and service equipment under non-cancellable operating leases expiring at various dates through 2019.

Long-Term Debt

We had debt, excluding capital leases, of $156.8 million at March 31, 2015, of which $154.8 million relates to our credit facility. Debt includes revenue equipment installment notes of $2.0 million with an average interest rate of approximately 4 percent at March 31, 2015, due in monthly installments with final maturities at various dates through June 2019.

Future minimum lease payments relating to capital leases and to operating leases as of March 31, 2015 follows (in thousands):

	Capital Leases	Operating Leases
2016	$63,302	$7,749
2017	55,147	4,059
2018	118,113	2,539
2019	50,441	11,368
2020	29,341	---
Thereafter	20,055	---
Total minimum lease payments	336,399	$25,715
Less amounts representing interest	17,824
Present value of minimum lease payments	318,575
Less current maturities	56,936
Non-current portion	$261,639

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
March 31, 2015
(Unaudited)

Level 3 – Unobservable inputs, only used to the extent that observable inputs are not available, reflect our assumptions about the pricing of an asset or liability.

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value as of March 31, 2015 and June 30, 2014 (in thousands).

			Level 1		Level 2		Level 3
	Balance at March 31, 2015	Balance at June 30, 2014	Balance at March 31, 2015	Balance at June 30, 2014	Balance at March 31, 2015	Balance At June 30, 2014	Balance at March 31, 2015	Balance at June 30, 2014

Foreign currency derivatives	---	$35	---	---	---	$35	---	---

9.           Dividend

On January 28, 2015, we declared a cash dividend of $0.02 per share of common stock.  The dividend was payable to shareholders of record on April 3, 2015 and was paid on April 20, 2015.  Future payment of cash dividends, and the amount of any such dividends, will depend on our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

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

On October 26, 2014, we acquired the outstanding membership interests of A&S Services Group, LLC (“A&S”) in New Freedom, PA for $55.0 million. We acquired trade receivables and other current assets of $18.9 million, property and equipment of $79.8 million, and goodwill of $14.1 million and assumed $52.1 million in debt including capital leases and $5.7 million of various other liabilities.  The property and equipment includes tractors, trailers, buildings, and land that we intend to operate for the foreseeable future. We used borrowings under our existing credit facility to fund the purchase price. The purposes of the acquisition were to offer employment opportunities to A&S drivers and continue dry-van, warehouse, and brokerage services for the A&S customers.

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

On January 20, 2015, we acquired the stock of Taylor Express, Inc. (“Taylor”) in Hope Mills, NC for $50.6 million. We acquired trade receivables and other current assets of $4.1 million, property and equipment of $24.9 million, and goodwill of $23.9 million and assumed $2.3 million in various current liabilities.  The property and equipment includes tractors, trailers, buildings, and land that we intend to operate for the foreseeable future. We used borrowings under our existing credit facility to fund the purchase price. The purposes of the acquisition were to offer employment opportunities to Taylor drivers and continue dry-van and dry bulk services for the Taylor customers.

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

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

11.           Goodwill and Other Intangible Assets

The acquired intangible assets relate to customer relationships acquired through acquisition in fiscal 2014.  There have been no additions to amortizable intangible assets in fiscal 2015. We did not have any amortizable intangible assets prior to fiscal 2014.

The following table summarizes intangible assets, included as a component of other assets in the accompanying condensed consolidated financial statements (in thousands):

	June 30, 2014	Current Year Additions	March 31, 2015
Gross carrying amount	$650	---	$650
Accumulated amortization	(237)	$121	(358)
Net carrying amount	$413		$292

We had additions to goodwill of $14.1 million, $2.0 million, and $23.9 million relating to the A&S, Bee Line, and Taylor acquisitions, respectively.  The Company has not completed its determination of the fair value of potential identifiable intangible assets for A&S and Taylor.  We expect there to be some shift between goodwill and intangible assets.

The following table summarized goodwill (in thousands):

	June 30, 2014	Current year additions	Foreign currency translation effect	March 31, 2015
Asset based	$21,442	$39,719	$(42)	$61,119
Asset light	1,368	---	---	1,368
Total Goodwill	$22,810	$39,719	$(42)	$62,487

12.           Gain on Disposition of Equipment

We routinely sell equipment to Element Financial Corp. ("Element") under our agreement with Element for use by independent contractors. Total net sales proceeds from these transactions during the nine months ended March 31, 2015 period were $208.1 million. The primary purpose of these transactions is to reduce our debt and facilitate continued use of independent contractors. In accordance with ASC 605-45, we recorded these transactions on a net basis as an agent versus grossing up the sales in revenue and costs of goods sold as a principal. The net gain as a result of these transactions in the three and nine month periods ended March 31, 2015 was $7.0 million and $12.6 million, respectively.  As of March 31, 2014 we made our first sale to Element for $52.6 million.  Those units consisted entirely of previously operated Celadon units.

13.           Equipment Held for Resale

Equipment held for resale relates to equipment purchased to sell to Element.  There are timing differences between when we fund the purchase of such equipment and when the equipment is seated and sold to Element.  Equipment held for resale was subsequently sold to Element.

14.           Reclassifications and Adjustments

Certain items in the fiscal 2014 condensed consolidated financial statements have been reclassified to conform to the current presentation.

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Forward-Looking Statements

Except for certain historical information contained herein, this report contains certain statements that may be considered "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of revenues, earnings, cash flows, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed acquisition plans, new services, or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing.  In this Item 2, statements regarding our ability to reduce future fuel consumption and increase fuel efficiency, future prices of fuel, future purchased transportation expenses, future costs of maintenance and operations, future recruiting and retention costs, future depreciation and gains on sale of equipment, future income tax rates, future insurance and claims expenses, future changes in salaries, wages, or employee benefit costs, our ability to grow our independent contractor fleet, expected capital expenditures, the likelihood and impact of future acquisitions, our future ability to fund operating expenses, the adequacy of our used equipment values relative to our residual value guarantee obligations, future dividends, the expected adequacy of our reserves, future revenue and growth, the impact of future currency exchange rates, and future sources of liquidity, among others, are forward-looking statements. Words such as "believe," "may," "could," "will," "expects," "hopes," "estimates," "projects," "intends," "anticipates," and "likely," and variations of these words, or similar expressions, terms, or phrases, are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks, assumptions, and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended June 30, 2014, along with any supplements in Part II below.

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

We generated approximately 45% of our revenue in fiscal 2014 from services provided internationally, and we believe the size of our international operations, including the frequency of our annual border crossings, make us one of the largest providers of international truckload movements in North America. We believe that our strategically located terminals and experience with the unique regulatory and logistical requirements of each North American country provide a competitive advantage in the international trucking marketplace. We believe our international operations offer an attractive business niche, and we plan to continue expanding our cross-border operations to take advantage of this opportunity.  We have increased our other business offerings in the recent past including brokerage services, LTL, temperature controlled, flatbed and dedicated services.  We expect to continue to grow these offerings in the future.

Recent Results of Operations

Our results of operations for the quarter ended March 31, 2015, compared to the same period in 2014 are:

•	Operating revenue increased to $231.7 million from $193.2 million;
•	Net income increased to $8.6 million from $3.5 million; and
•	Net income per diluted share increased to $0.36 from $0.15.

In the March 2015 quarter, average revenue per loaded mile increased 12.6% from the March 2014 quarter.  In addition to this increase, average revenue per seated tractor per week increased 10.2% in the March 2015 quarter due to improved rates and average seated tractors, while average miles per seated tractor decreased 4.3% from the March 2014 quarter. We believe that we are making considerable improvements to our freight mix and our pricing strategy by pursuing opportunities made available through our recent acquisitions and continued optimization of the services we provide internationally.

Our average seated line haul tractors increased to 4,171 tractors in the quarter ended March 31, 2015, compared to 3,440 tractors for the same period a year ago. The net change of 731 units is comprised of a 395-unit increase in independent contractor tractors and a 336-unit increase in company tractors, mainly attributable to our recent acquisitions. The number of tractors operated by independent contractors increased 61.9% from the 2014 comparable quarter, and now represents 24.7% of our total fleet.

Revenue and Expenses

We primarily generate revenue by transporting freight for our customers. Generally, we are paid a predetermined rate per mile or per load for our services. We enhance our revenue by charging for tractor and trailer detention, loading and unloading activities, brokerage operations, and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of the cost of fuel. The main factors that affect our revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, the number of tractors operating, and the number of miles we generate with our equipment. These factors relate to, among other things, the general level of economic activity in the United States, Canada, and Mexico, shipper inventory levels, specific customer demand, the level of capacity in the trucking industry, and driver availability.

The main factors that impact our profitability in terms of expenses are the variable costs of transporting freight for our customers. These costs include fuel expense, driver-related expenses, such as wages, benefits, training and recruitment, and independent contractor and third party carrier costs, which are recorded on the “Purchased Transportation” line of our condensed consolidated statements of income. Expenses that have both fixed and variable components include maintenance, insurance, and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. Our main fixed costs are the acquisition and depreciation of long-term assets, such as revenue equipment and the compensation of non-driver personnel. Effectively controlling our expenses and managing our net cost of revenue equipment acquisitions and dispositions, including any related gains or losses, are important elements of assuring our profitability.

Results of Operations

The following tables set forth the percentage relationship of expense items to operating and freight revenue for the periods indicated:

	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014

Operating Revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages, and employee benefits	29.5%	27.4%	29.2%	27.3%
Fuel	14.6%	24.2%	17.4%	22.7%
Purchased transportation	27.8%	22.4%	25.7%	23.2%
Revenue equipment rentals	0.7%	0.9%	1.1%	0.9%
Operations and maintenance	6.7%	7.5%	6.1%	6.6%
Insurance and claims	3.3%	2.9%	3.2%	2.6%
Depreciation and amortization	8.8%	8.2%	8.3%	8.7%
Communications and utilities	0.9%	0.9%	0.9%	0.8%
Operating taxes and licenses	1.9%	1.8%	1.8%	1.7%
General and other operating	1.6%	1.5%	1.6%	1.4%
Gain on disposition of equipment	(2.4)%	(1.2)%	(2.2)%	(0.8)%
Total operating expenses	93.4%	96.5%	93.1%	95.1%

Operating income	6.6%	3.5%	6.9%	4.9%

Other expense:
Interest expense	0.9%	0.7%	0.8%	0.7%
Other income (expense)	0.0%	0.2%	0.0%	0.1%

Income before income taxes	5.7%	3.0%	6.1%	4.3%
Income tax expense	2.0%	1.2%	2.2%	1.6%

Net income	3.7%	1.8%	3.9%	2.7%

	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014

Freight revenue(1)	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages, and employee benefits	33.8%	34.0%	34.6%	33.8%
Fuel(1)	1.9%	5.9%	2.2%	4.4%
Purchased transportation	31.9%	27.8%	30.4%	28.7%
Revenue equipment rentals	0.8%	1.1%	1.3%	1.1%
Operations and maintenance	7.7%	9.3%	7.3%	8.2%
Insurance and claims	3.8%	3.6%	3.8%	3.2%
Depreciation and amortization	10.1%	10.2%	9.8%	10.7%
Communications and utilities	1.1%	1.2%	1.1%	1.0%
Operating taxes and licenses	2.2%	2.2%	2.1%	2.1%
General and other operating	1.9%	1.8%	1.8%	1.7%
Gain on disposition of equipment	(2.8)%	(1.5)%	(2.6)%	(0.9)%
Total operating expenses	92.4%	95.6%	91.8%	94.0%

Operating income	7.6%	4.4%	8.2%	6.0%

Other expense:
Interest expense	1.0%	0.9%	1.0%	0.9%
Other income (expense)	0.0%	(0.2)%	0.0%	(0.2)%

Income before income taxes	6.6%	3.7%	7.2%	5.3%
Income tax expense	2.3%	1.5%	2.6%	2.0%

Net income	4.3%	2.2%	4.6%	3.3%

(1)
Freight revenue is total revenue less fuel surcharges. In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense. Fuel surcharges were $30.0 million and $37.7 million for the three months ended March 31, 2015 and 2014, respectively, and $100.9 million and $107.2 million for the nine months ended March 31, 2015 and 2014, respectively. Freight revenue is not a recognized measure under GAAP and should not be considered an alternative to or superior to other measures derived in accordance with GAAP. We believe our presentation of freight revenue and our discussion of various expenses as a percentage of freight revenue is a useful way to evaluate our core operating performance.

Comparison of Three Months Ended March 31, 2015 to Three Months Ended March 31, 2014

Total revenue increased by $38.5 million, or 19.9%, to $231.7 million for the third quarter of fiscal 2015, from $193.2 million for the third quarter of fiscal 2014.  Freight revenue increased by $46.2 million, or 29.7%, to $201.7 million for the third quarter of fiscal 2015, from $155.6 million for the third quarter of fiscal 2014. This increase was attributable to an increase in loaded miles to 91.4 million for the third quarter of fiscal 2015 from 77.1 million in the third quarter of fiscal 2014, in addition to an increase in revenue per loaded mile to $1.798 for the third quarter of fiscal 2015 from $1.597 for the third quarter of fiscal 2014. The increase in revenue per loaded mile is attributable to constrained industry capacity and elevated demand for freight services.  The increase in loaded miles was also the result of an increase in average seated line-haul tractors to 4,171 in the third quarter of fiscal 2015, from 3,440 in the third quarter of fiscal 2014. This increase was attributable to improved driver recruiting efforts, including the addition of new drivers from our driving schools and as a result of the integration of fleets we have acquired. Miles per seated truck per week have decreased by 85 miles over the fiscal 2015 quarter, from 1,963 to 1,878, partially as a result of the inclusion of acquired fleets with shorter average lengths of haul. This combination of factors resulted in a net increase in average revenue per seated tractor per week, which is our primary measure of asset productivity, of $3,034 in the third quarter of fiscal 2015, from $2,752 for the third quarter of fiscal 2014. This increase was primarily the result of increased revenue per loaded mile from constrained capacity.  Our acquisition of A&S provided $29.2 million in freight revenue, $2.7 million in fuel surcharge revenue, and $6.4 million in asset light revenue during the third quarter of fiscal 2015.

Revenue for our asset-light segment increased to $24.9 million in the third quarter of fiscal 2015 from $14.5 million in the third quarter of fiscal 2014, primarily based on increases in our warehousing and LTL revenues and the integration of acquired companies with considerable asset-light operations. We expect our asset-light business to sustain moderate revenue growth going forward as we continue to take advantage of synergies created through our acquisitions and leverage specialized service capabilities of acquired businesses.

Fuel surcharge revenue decreased to $30.0 million in the third quarter of fiscal 2015 from $37.7 million for the third quarter of fiscal 2015 due to reduced fuel prices.

Salaries, wages, and employee benefits were $68.3 million, or 29.5% of total revenue and 33.8% of freight revenue, for the third quarter of fiscal 2015, compared to $52.9 million, or 27.4% of total revenue and 34.0% of freight revenue, for the third quarter of fiscal 2014. The increase in absolute dollars was the result of an increase in driver wages attributable to increased average seated tractor count and increased company miles. Recruiting expenses and expenses associated with medical insurance benefits also contributed to the overall increase. The increase in recruiting is attributable to the expansion of our driving schools, including the development of additional locations. Our salaries, wages, and employee benefits were impacted by the increase in independent contractors as a percentage of our total fleet, which shifted expenses to the purchased transportation line item with offsetting reductions in employee driver wages and related expenses. Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile. Given the competitive market for drivers and expected driver pay increases in the industry, our salary, wages, and employee benefit expense may increase going forward, which may be partially offset if we are successful in our efforts to continue to grow independent contractors as a percentage of our total fleet.

Fuel expenses, without reduction for fuel surcharge revenue, decreased to $33.7 million, or 14.6% of total revenue, for the third quarter of fiscal 2015, compared to $46.8 million, or 24.2% of total revenue, for the third quarter of fiscal 2014. Fuel expenses, net of fuel surcharge revenue, decreased to $3.7 million, or 1.9% of freight revenue, for the third quarter of fiscal 2015, compared to $9.1 million, or 5.9% of freight revenue, for the third quarter of fiscal 2014. These decreases were attributable to a decrease in the weekly average on-highway diesel prices of $1.05 per gallon, from $3.96 in the third quarter of fiscal 2014 to $2.91 in the third quarter of fiscal 2015 offset by an increase in total miles in the fiscal 2015 quarter compared to the fiscal 2014 quarter. Integration of new equipment, coupled with the replacement of older equipment we obtained through recent acquisitions, contributed to the increase in average miles per gallon to 7.19 for the third quarter of fiscal 2015 from 6.44 for the third quarter of fiscal 2014.  We expect higher fuel expenses associated with older units to be reduced as we continue to replace older equipment we acquired with newer, more fuel-efficient equipment. We also expect that our continued efforts to reduce idling, operate more fuel-efficient tractors, and use of aerodynamic trailer skirts will continue to have a positive impact on our miles per gallon. However, we expect this positive impact to be partially offset by the fleet-wide use of more costly ultra-low sulfur diesel fuel.

Purchased transportation increased to $64.4 million, or 27.8% of total revenues and 31.9% of freight revenue, for the third quarter of fiscal 2015, from $43.3 million, or 22.4% of total revenues and 27.8% of freight revenue, for the third quarter of fiscal 2014. These increases were primarily related to acquisitions during the second quarter of fiscal 2015 and growth of our independent contractor fleet.  Newly acquired companies with significant asset-light businesses have added expenses relating to brokerage, warehousing, and independent contractors. Independent contractors, as a percentage of our seated tractor count, are up from 18.5% in the third quarter of fiscal 2014 to 24.7% in the third quarter of fiscal 2015. We expect purchased transportation to remain relatively consistent with the third quarter of fiscal 2015. However, purchased transportation may increase due to expansion of our asset-light service offerings, primarily through acquired businesses, and an expected increase in the number of independent contractors as a percentage of our total fleet if we continue to be successful in growing our independent contractor fleet.

Operations and maintenance increased to $15.5 million, or 6.7% of total revenue and 7.7% of freight revenue, for the third quarter of fiscal 2015, from $14.4 million, or 7.5% of total revenue and 9.3% of freight revenue, for the third quarter of fiscal 2014. Operations and maintenance consist of direct operating expense, maintenance, and tire expense. The increase in absolute dollars in the third quarter of fiscal 2015 was primarily related to increased total miles, the maintenance requirements of equipment added due to acquisitions, and increased maintenance costs for the emission reduction systems on our newer tractors. We believe the maintenance costs associated with equipment acquired through our acquisitions will continue to diminish as we complete the replacement of this older equipment with new equipment or underutilized equipment from our existing fleet. However, we expect operations and maintenance expense to increase as the average age of our fleet increases.

Insurance and claims expense increased to $7.7 million, or 3.3% of total revenue and 3.8% of freight revenue, for the third quarter of fiscal 2015, from $5.6 million, or 2.9% of total revenue and 3.6% of freight revenue, for the third quarter of fiscal 2014. These increases in the third quarter of fiscal 2015 were driven in part by an increase in liability premiums and claims during this period, partially driven by the addition of acquired fleets.  Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these retention levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume.  We anticipate insurance and claims expense will vary based primarily on the frequency and severity of claims, the level of self-retention, and premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to $20.5 million, or 8.8% of total revenue or 10.1% of freight revenue, for the third quarter of fiscal 2015, compared to $15.9 million, or 8.2% of total revenue or 10.2% of freight revenue, for the third quarter of fiscal 2014. The increase in absolute dollars was primarily attributable to an increase in owned tractors and trailers as a result of acquisitions subsequent to the fiscal 2014 quarter.  Revenue equipment held under operating leases is not reflected on our condensed consolidated balance sheet and the expenses related to such equipment are reflected on our consolidated condensed statements of income in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases. As we replace older units during the remainder of fiscal 2015, we expect depreciation to increase in connection with the increased equipment costs.

Gain on sale of revenue equipment increased from $2.3 million in the third quarter of fiscal 2014 to $5.6 million in the third quarter of fiscal 2015.  This increase is due primarily to the equipment that we sell to Element. The increase was slightly lower than expected due to constrained delivery of new replacement equipment. We expect gain on sale to increase slightly over the next six months, although gain on sale can vary significantly due to a variety of factors, including availability of replacement equipment.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses.

Income taxes increased to $4.7 million, with an effective tax rate of 35.2%, for the third quarter of fiscal 2015, from $2.2 million, with an effective tax rate of 39.2%, for the third quarter of fiscal 2014.  The decrease in effective tax rate was primarily the result of an increased portion of our taxable income generated by our Canadian and Mexican operations in the 2015 quarter relative to the 2014 quarter, as the overall tax rate is lower in Canada and Mexico than in the United States.  We expect our effective tax rate to continue in the range of 35% to 38%, though our actual effective tax rate will vary depending on a number of factors, including our level of income, the proportion of our income attributable to international operations, and the portion of our drivers electing to use per diem compensation.

Comparison of Nine Months Ended March 31, 2015 to Nine Months Ended March 31, 2014

Total revenue increased by $85.6 million, or 15.2%, to $647.5 million for the nine months ended March 31, 2015, (“the fiscal 2015 period”), from $561.9 million for the nine months ended March 31, 2014, (“the fiscal 2014 period”).  Freight revenue increased by $91.8 million, or 20.2%, to $546.6 million for the fiscal 2015 period, from $454.8 million for the fiscal 2014 period. This increase was attributable to an increase in loaded miles to 251.0 million for the fiscal 2015 period from 227.1 million in the fiscal 2014 period, in addition to an increase in revenue per loaded mile to $1.747 for the fiscal 2015 period from $1.608 for the fiscal 2014 period. The increase in revenue per loaded mile is attributable to constrained industry capacity and elevated demand for freight services. The increase in loaded miles was also the result of an increase in average seated line-haul tractors to 3,682 in the fiscal 2015 period, from 3,294 in the fiscal 2014 period, with the increase being attributable to integration of new fleets as the result of recent acquisitions and improved driver recruiting efforts, including the addition of drivers as a result of our driving schools. Miles per seated truck have decreased by 51 miles during the fiscal 2015 period, from 2,014 in the fiscal 2014 period to 1,963, partially as a result of the diversification of our services and the integration of acquired fleets serving customers with a shorter length of haul. This combination of factors resulted in an increase in average revenue per seated tractor per week, which is our primary measure of asset productivity, to $3,055 in the fiscal 2015 period, from $2,843 in the fiscal 2014 period.

Revenue for our asset-light segment increased to $63.2 million in the fiscal 2015 period from $42.7 million in the fiscal 2014 period based on increases in our warehousing and LTL revenues and the integration of acquired companies. Much of this increase is attributable to expanded asset-light services through acquisitions made and integrated during the fiscal 2015 period. We expect our asset-light business to sustain moderate revenue growth going forward.

Fuel surcharge revenue decreased to $100.9 million in the fiscal 2015 period from $107.2 million for the fiscal 2014 period due to a decrease in fuel prices.

Salaries, wages, and employee benefits were $189.0 million, or 29.2% of total revenue and 34.6% of freight revenue, for the fiscal 2015 period, compared to $153.5 million, or 27.3% of total revenue and 33.8% of freight revenue, for the fiscal 2014 period. These increases were the result of administrative wages, driver wages, and increased recruiting expense.  These increases were attributable to increased average seated tractor count and increased company miles. Administrative wages also increased during the fiscal 2015 period as a result of the addition of administrative employees through our recent acquisitions. As we complete the integration of our latest acquisitions, we expect to reduce administrative redundancies and associated costs. Increased recruiting expenses were due primarily to the expansion of our driving schools and other recruitment efforts. Our salary, wages, and employee benefits were impacted by the increase in independent contractors as a percentage of our total fleet, which shifted expenses to the purchased transportation line item with offsetting reductions in employee driver wages and related expenses. Given the competitive market for drivers and expected driver pay increases in the industry, our salary, wages, and employee benefit expense may increase going forward, which may be partially offset if we are successful in our efforts to continue to grow independent contractors as a percentage of our total fleet.

Fuel expenses, without reduction for fuel surcharge revenue, decreased to $112.9 million, or 17.4% of total revenue, for the fiscal 2015 period, compared to $127.3 million, or 22.7% of total revenue, for the fiscal 2014 period. Fuel expenses, net of fuel surcharge revenue, decreased to $12.0 million, or 2.2% of freight revenue, for the fiscal 2015 period, compared to $20.1 million, or 4.4% of freight revenue, for the fiscal 2014 period. Fuel expense was affected by a decrease in the average weekly on-highway diesel prices of $0.47 per gallon, from $3.91 to $3.44, offset by an increase in total miles in the fiscal 2015 period compared to the fiscal 2014 period.  Integration of new equipment, coupled with the replacement of older acquisition units, contributed to the increase in miles per gallon to 7.11 for the fiscal 2015 period from 6.65 for the fiscal 2014 period. We expect the impact on fuel expenses from operation of older equipment acquired through recent acquisitions to decrease as we continue upgrading this older equipment in the near term. We also expect that our continued efforts to reduce idling, our operation of more fuel-efficient tractors, and our use of aerodynamic trailer skirts will continue to have a positive impact on our miles per gallon. However, we expect this positive impact to be partially offset by the fleet-wide use of more costly ultra-low sulfur diesel fuel.

Purchased transportation increased to $166.3 million, or 25.7% of total revenue and 30.4% of freight revenue, for the fiscal 2015 period, from $130.6 million, or 23.2% of total revenue and 28.7% of freight revenue, for the fiscal 2014 period. These increases were primarily related to acquisitions during the fiscal 2015 period. Recently acquired companies have added expense relating to brokerage, warehousing, and independent contractors. Due to our acquisitions during the fiscal 2015 period and growth of our independent contractor fleet, independent contractors as a percentage of our fleet has increased from 20.6% in the fiscal 2014 period to 22.2% in the fiscal 2015 period. We expect purchased transportation to increase over time if we continue to be successful in growing the number of independent contractors in our fleet.

Operations and maintenance increased to $39.8 million, or 6.1% of total revenue and 7.3% of freight revenue, for fiscal 2015 period, from $37.4 million, or 6.6% of total revenue and 8.2% of freight revenue, for the fiscal 2014 period. Operations and maintenance consist of direct operating expense, maintenance, and tire expense. The increase in absolute dollars in the fiscal 2015 period is primarily related to the maintenance requirements of equipment added due to acquisitions and increased maintenance costs due to emission reduction systems on our newer tractors. We believe the maintenance costs associated with equipment acquired through our acquisitions will decrease as we continue to replace this equipment with new equipment. However, we expect operations and maintenance expense to increase as the average age of our fleet ages.

Insurance and claims expense increased to $20.6 million, or 3.2% of total revenue and 3.8% of freight revenue for the fiscal 2015 period, compared to $14.4 million, or 2.6% of total revenue and 3.2% of freight revenue for the fiscal 2014 period. These increases in insurance claims expense relate to an increased number of claims and severity of claims. Insurance consists of premiums for liability, physical damage, cargo damage, and workers' compensation insurance, in addition to claims expense.  Our insurance program involves self-insurance at various risk retention levels.  Claims in excess of these retention levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We continually revise and change our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume.  We anticipate insurance and claims expense will vary based primarily on the frequency and severity of claims, the level of self-retention, and premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to $53.7 million, or 8.3% of total revenue and 9.8% of freight revenue, for the fiscal 2015 period, compared to $48.7 million, or 8.7% of total revenue and 10.7% of freight revenue, for the fiscal 2014 period. The increase in absolute dollars was primarily attributable to an increase in owned tractors and trailers as a result of acquisitions subsequent to the fiscal 2014 period.  Revenue equipment held under operating leases is not reflected on our condensed consolidated balance sheet and the expenses related to such equipment are reflected on our condensed consolidated statements of income in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases. As we refresh older units from acquisitions during the remainder of fiscal 2015, we expect depreciation to increase in connection with the increased equipment costs.

Gain on sale of revenue equipment increased from $4.3 million in the fiscal 2014 period to $14.2 million in the fiscal 2015 period. This increase is primarily attributable to the sale of equipment to Element.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses.

Income taxes increased to $14.1 million, with an effective tax rate of 35.8%, for the fiscal 2015 period, from $8.9 million, with an effective tax rate of 37.1%, for the fiscal 2014 period. We expect our effective tax rate to continue in the range of 35% to 38%.

Liquidity and Capital Resources

Trucking is a capital-intensive business. We require cash to fund our operating expenses (other than depreciation and amortization), to make capital expenditures and acquisitions, and to repay debt, including principal, interest, and lease payments. Other than ordinary operating expenses, we anticipate capital expenditures for the purchase of new revenue equipment, including approximately 500 tractors on order, will constitute the primary requirement for cash in the near term as we continue replacing equipment acquired in acquisitions and as we continue to maintain a relatively new fleet. We frequently consider potential acquisitions, and if we were to consummate an acquisition, our cash requirements would increase and we may have to modify our expected financing sources for the purchase of tractors. Subject to any required lender approval, we may make acquisitions in the future, although our current focus is on completing the integration of the operations we have recently acquired. Our principal sources of liquidity are cash generated from operations, bank borrowings, capital and operating lease financing of revenue equipment, and proceeds from the sale of used revenue equipment. At March 31, 2015, our total balance sheet debt, including capital lease obligations, long term debt, and accrued equipment purchases, was $496.6 million, compared to $264.0 million at June 30, 2014. Our indebtedness increased as a result of our recent acquisitions.

As of March 31, 2015, we had a capital commitment for revenue equipment of $63.1 million for delivery through June 30, 2015. This capital commitment amount is calculated before taking into consideration the proceeds of equipment dispositions. For the remainder of fiscal 2015, we expect to purchase our new revenue equipment primarily through capital leases. We anticipate making significant investments in revenue equipment as we replace older equipment we have acquired and as we continue to maintain a relatively new fleet.

In December 2014, we increased our credit facility and extended the maturity.  At March 31, 2015, we had a maximum available borrowing limit of $300.0 million under this credit facility, which expires December 2019. The applicable interest rate under this agreement is based on either a base rate equal to Bank of America, N.A.'s prime rate or LIBOR plus an applicable margin between 0.825% and 1.45% that is adjusted quarterly based on our lease adjusted total debt to EBITDAR ratio. At March 31, 2015, we had $154.8 million in outstanding borrowings related to our credit facility and $1.7 million utilized for letters of credit. The agreement is collateralized by the fixed assets of all the U.S. subsidiaries of the Company. We are obligated to comply with certain financial covenants under our credit agreement and we were in compliance with these covenants at March 31, 2015.  We believe the sustainable capital expenditures planned in the near future will allow us to continue reducing our outstanding debt going forward.

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

Cash Flows

Net cash provided by operations for the fiscal 2015 period was $70.0 million, compared to cash provided by operations of $41.6 million for the same fiscal 2014 period. Cash provided by operations increased primarily due to increased net income and increased current liabilities.

Net cash used in investing activities was $64.2 million for the fiscal 2015 period, compared to net cash used in investing activities of $24.5 million for the fiscal 2014 period. Cash used in investing activities includes the net the purchase of businesses and cash effect of acquisitions and dispositions of revenue equipment during each period. Capital expenditures for equipment totaled $107.2 million for the nine months ended March 31, 2015, and $59.7 million for the nine months ended March 31, 2014. We generated proceeds from the sale of property and equipment of $158.2 million and $75.7 million for the nine months ended March 31, 2015, and March 31, 2014, respectively.   Net cash paid for acquisitions was $115.2 million for the nine months ended March 31, 2015 and $40.4 million for the nine months ended March 31, 2014.

Net cash used by financing activities was $2.6 million for the nine months ended March 31, 2015 period, compared to net cash used by financing activities of $13.4 million for the fiscal 2014 period. Financing activity represents borrowings (new borrowings, net of repayment) and payments of the principal component of capital lease obligations.

Contractual Obligations

During the nine months ended March 31, 2015, there were no material changes in our commitments or contractual liabilities.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for our revenue equipment. Our operating leases include agreements under which we do not guarantee the value of the asset at the end of the lease term ("walk-away leases") and other agreements under which we do guarantee the value of the asset at the end of the lease term ("residual value guarantees "). Therefore, we are subject to the risk that equipment values may decline, in which case we may suffer a loss upon disposition and be required to make cash payments because of the residual value guarantees. We were obligated for residual value guarantees related to operating leases of $11.5 million at March 31, 2015, compared to $22.3 million at March 31, 2014.  We believe that any residual payment obligations will be satisfied by the value of the related equipment at the end of the lease. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We anticipate that going forward, we will use primarily a combination of cash generated from operations, capital leases, and operating leases to finance tractor and trailer purchases.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America require that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that affect, or could materially affect, our financial statements, they involve a significant level of judgment by management. The accounting policies we deem most critical to use include revenue recognition, allowance for doubtful accounts, depreciation, claims accrual, and accounting for income taxes. There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2015, compared to those disclosed in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operation," included in our 2014 Annual Report on Form 10-K/A.

Cash dividends paid for the three months ended March 31, 2015, were equal to approximately $0.5 million, or $0.02 per share. We currently expect to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements.

Seasonality

In the trucking industry, revenue generally decreases as customers reduce shipments after the winter holiday season and as inclement weather impedes operations.  At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and inclement weather.  We have substantial operations in the Midwestern and Eastern United States and Canada.  For the reasons stated, in those geographic regions in particular, third fiscal quarter net income historically has been lower than net income in each of the other three quarters of the year, excluding one-time or other extraordinary charges.  Our equipment utilization typically improves substantially between May and October of each year because of seasonal increased shipping and better weather.  Also, during September, October, and November, business generally increases as a result of increased retail merchandise shipped in anticipation of the holidays.

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

Interest Rate Risk. Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure.  Fixed-rate obligations expose us to the risk that interest rates might fall.  Variable-rate obligations expose us to the risk that interest rates might rise.  Our revenue equipment capital leases require periodic payments with an implied, fixed interest rate. We are exposed to variable interest rate risk principally from our primary credit facility. The credit facility carries a variable interest rate equal to either Bank of America, N.A.'s prime rate or LIBOR plus an applicable margin between 0.825% and 1.45% that is adjusted quarterly based on the Company's lease adjusted total debt to EBITDAR ratio.  At March 31, 2015, the applicable margin for revolving borrowings under our credit facility was 1.00%.  At March 31, 2015, we had $154.8 million variable rate term loan borrowings outstanding under the credit facility. Assuming this level of borrowing, a hypothetical 0.25% increase in the bank's base rate and LIBOR would be immaterial to our net income.

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

Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third party transactions. At March 31, 2015, we had no foreign exchange derivative contracts outstanding. Historically, derivative gains or losses, initially reported as a component of other comprehensive income, would be reclassified to earnings in the period when the transaction affected earnings.

Assuming revenue and expenses for our Canadian operations are identical to that in the six months ended March 31, 2015 (both in terms of amount and currency mix), we estimate that a 10% change in the Canadian dollar exchange rate would affect our annual net income by approximately $1,320,000. Also, we estimate that a 10% change in the Mexican peso exchange rate would affect our annual net income by approximately $2,373,000.

Commodity Price Risk. Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability. Fuel is subject to economic, political, and market factors that are outside of our control. We believe fuel surcharges are effective at mitigating most, but not all, of the risk of high fuel price because we do not recover the full amount of fuel price increases. At March 31, 2015, we had no outstanding contracts in place. Derivative gains/(losses), initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.

Item 4.                      Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the "Certifying Officers"), as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15(b) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures.

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

Part II.                 Other Information

Item 1.                 Legal Proceedings

From time-to-time, we are a party to ordinary, routine litigation arising in the ordinary course of business, most of which involves claims for personal injury and property damage incurred in connection with the transportation of freight.  We maintain insurance to cover liabilities arising from the transportation of freight for amounts in excess of certain self-insured retentions.  In management's opinion, our potential exposure under pending legal proceedings is adequately provided for in the accompanying condensed consolidated financial statements.

Item 1A.              Risk Factors

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Annual Report on Form 10-K/A for the year ended June 30, 2014, in the section entitled Item 1A. Risk Factors, describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

We are obligated to comply with certain financial covenants under our credit agreement.  Our credit agreement also places certain limitations on our ability to pay dividends, including a $5,000,000 cap on cash dividend payments during any fiscal year and a requirement that we be in pro forma compliance with our financial covenants after giving effect to any such payments.

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

3.2
Certificate of Designation of Series A Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, filed with the SEC on September 28, 2000.)

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

Date: May 11, 2015

EXHIBIT INDEX
Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of the Company, effective January 12, 2006. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ending December 31, 2005, filed with the SEC on January 30, 2006.)

3.2
Certificate of Designation of Series A Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, filed with the SEC on September 28, 2000.)

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