Form 10-K
period 2015-06-30
CELADON GROUP INC
filed 2015-09-10
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2015
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

On December 31, 2014, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock ($0.033 par value) held by non-affiliates (21,573,998 shares) was approximately $490 million based upon the reported last sale price of the common stock on that date. In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and affiliated holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates.

The number of outstanding shares of the registrant's common stock as of the close of business on September 8, 2015 was 28,352,247.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of Form 10-K - Portions of Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders

CELADON GROUP, INC.
FORM 10-K

PART I

Disclosure Regarding Forward Looking Statements

This Annual Report on Form 10-K contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, cash flows, dividends, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed acquisition plans, new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. In this Annual Report, statements relating to our ability to contain and reduce administrative and recruiting costs, our ability to compete effectively in domestic and international markets, our ability to reduce future fuel consumption and our future fuel expenses, our future purchased transportation expenses, driver and independent contractor compensation, future costs of maintenance and operations, our future tax rates, assets, and liabilities, our future ability to recruit and retain drivers and independent contractors, expected liquidity, planned allocation of capital, future depreciation and gains on sale of equipment, future insurance and claims expenses, expected capital expenditures, expected customer concentration, future financing of equipment additions, future laws and regulations, future currency rates, future use of treasury stock, future recognition of restricted stock, future asset utilization, future trucking capacity, expected freight demand and volumes, future rates, our future ability to fund operating expenses, and future sources and costs of liquidity, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth below. Readers should review and consider the factors discussed in "Item 1A. Risk Factors," along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement.

References to the "Company", "Celadon", "we", "us", "our" and words of similar import refer to Celadon Group, Inc. and its consolidated subsidiaries.

Item 1.                 Business

Introduction

We are one of North America's largest truckload freight transportation providers.  Our primary services involve point-to-point shipping for major customers within the Unites States, between the United States and Mexico, and between the United States and Canada.  We complement these services with a variety of warehousing, supply chain logistics, tractor leasing, and other services that we believe add value to our customers and professional truck drivers.  Since our 2012 fiscal year, we have expanded our business and diversified our service offerings substantially, primarily through a series of acquisitions.

We operate our business through two reportable segments: our primary segment, which we refer to as "asset based," and a small but growing segment we refer to as "asset light."  Asset based services generally require greater ongoing net capital expenditures because we provide them using our own tractors and trailers or other assets.  Asset light services generally require less ongoing net capital expenditures because we contract with third parties, such as other trucking companies, railroads, or warehouse owners, to provide all or a substantial portion of the assets needed to provide the service.  We believe a combination of asset based and asset light services affords us the opportunity to increase our size, diversification of revenue streams, and importance to customers while managing our expected ongoing net capital expenditures and improving our return on invested capital.

Our primary asset based services include United States domestic dry van, refrigerated, and flatbed service; cross-border service between the United States and each of Mexico and Canada; intra-Mexico and intra-Canada service; dedicated contract service; regional and specialized short haul service; and rail intermodal service.  We generate a substantial portion of our asset based revenue from services provided internationally (in Mexico or Canada or cross-border), and we believe the size of our international operations and expertise with the unique regulatory and logistical requirements of each North American country provide a competitive advantage in the international trucking marketplace.  In addition, through our Quality Companies subsidiaries, we provide tractor leasing and ancillary services to owner-operators who contract with us or with other trucking companies.  We have grown the Quality Companies significantly during fiscal 2015, and we intend to continue to do so.

Our primary asset light services include freight brokerage, warehousing, less-than truckload consolidation, and supply chain logistics services.  We believe these services afford us an opportunity to increase our scale and market share with customers, serve customers' needs by covering more of their loads, retain control over freight even when it does not meet our financial or operating objectives at the time, and concentrate our assets with the most beneficial loads.

Through a series of acquisitions, we have expanded our operations and service offerings both within the United States and internationally. These acquisitions have contributed significantly to our improved lane density, freight mix, and customer diversity, as well as helping us expand our international operations.

Operating and Sales Strategy

We approach our trucking operations as an integrated effort of marketing, customer service, and fleet management. We have identified as priorities: gain truckload market share by leveraging our service offerings and customer relationships; improve asset productivity through enhanced technology and investments in human capital; continue to drive out costs and recognize synergies from previous acquisitions as we complete integrations; maintain our long haul and international focus, while leveraging our expanded service offerings to our customers; and pursue strategic acquisition opportunities on an opportunistic basis. To accomplish these objectives, we have sought to instill high levels of discipline, cooperation, and trust between our operations and sales departments. As a part of this integrated effort, our operations and sales departments have developed the following strategies, goals, and objectives:

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

•
Maintain our leading position in cross-border truckload shipments while offering diversified, nationwide transportation services in the U.S. We believe our strategically located terminals and experience with the languages, cultures, and border crossing requirements of all three North American countries provide us with competitive advantages in the international trucking marketplace. As a result of these advantages, we believe we are the industry leader in cross border truckload transportation between North American countries. These cross-border shipments, which comprised 41% of our revenue in fiscal 2015, are balanced by a strong and growing business with domestic freight.

•
Seeking strategic acquisitions to broaden our existing operations. We have made 34 trucking company acquisitions since 1995, including 11 acquisitions in the last two fiscal years, and we continue to evaluate acquisition candidates. Our current acquisition strategy is focused on broadening our operations through the addition of carriers that improve our lane density, customer diversity, and service offerings.

Other Services

Celadon Dedicated Services. We provide warehousing and dedicated trucking services through Celadon Dedicated Services. Our warehouse facilities are located near our customers' manufacturing plants. We also transport the manufacturing component parts to our warehouses and sequence those parts for our customers. We then transport completed units from our customers' plants.  We also offer less-than-truckload, intermodal, and refrigerated services to all our customers.

Quality Companies.  In March of 2014, we entered into a transaction with Element Financial Corp. ("Element"), under which Element purchased our portfolio of independent contractor leases and will directly provide financing to our independent contractors.   The portfolio was held in our Quality Companies business unit ("Quality").  Quality diversifies our income stream by providing a suite of “tractors under management” services, which includes tractor purchasing and sales, maintenance, loan and lease servicing, repossession, and other services to independent contractor drivers and their finance providers.  Quality has grown significantly from 750 tractors under management at the end of fiscal 2013 to 4,900 tractors under management at the end of fiscal 2015.  We believe Quality significantly complements our core freight business lines for several reasons.  First, we believe the market for tractors under management is growing faster than the general truckload freight market.  Second, our consolidated buying power, warranty plans, maintenance experience, and insurance expertise allow us to provide a differentiated services suite to independent contractors and third-party fleets that may not have capacity or desire to build these skill sets internally.  Third, the Quality business, to the extent pursued off-balance sheet with financial partners such as Element, has the prospect for more consistent margins, lower capital expenditures and higher return on invested capital than our traditional truckload business.  Fourth, we are able to access an entrepreneurial and high-performing segment of the professional truck driving population that otherwise may go unserved generally or untapped by us.  For these reasons we have identified the continued growth of Quality as a strategic priority.

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

Conducting cross-border operations produces additional challenges. We are one of a limited number of trucking companies that can maneuver this complicated cross-border mechanism, and we participate in all three segments of this cross border market, providing or arranging for door-to-door transport service between points in the United States, Canada, and Mexico. Transportation of goods by truck between the United States, Canada, and Mexico is subject to international trade agreements. Transportation of goods between the United States or Canada and Mexico consists of three components: (i) transportation from the point of origin to the Mexican border, (ii) transportation across the border, and (iii) transportation from the border to the final destination. United States and Canadian carriers may operate within both countries, but carriers are not allowed to operate within Mexico. Previously, Mexican carriers were not allowed to operate within the United States except for a 26-kilometer, or approximately 16 miles, band along the Mexican border. In 2015, the Federal Motor Carrier Safety Administration ("FMCSA") announced that Mexican carriers could begin applying for authority to transport goods to and from the United States beyond the previously authorized border zones.  United States carriers have been given reciprocal rights to operate in Mexico.  Trailer only crossings will continue to be permitted.   We do not believe these changes will cause us to deviate from our model with respect to our cross-border operations in the near term and we believe we are well positioned to compete effectively in these markets.

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

Customers

We target large service-sensitive customers with time-definite delivery requirements throughout the United States, Canada, and Mexico. Our customers frequently ship in the north-south lanes (i.e., to and from locations in Mexico and locations in the United States and Eastern Canada). We currently service approximately 2,500 customers. Our premium service to these customers is enhanced by the ability to provide significant trailer capacity where needed, state-of-the-art technology, well-maintained tractors and trailers, and 24/7 dispatch and reporting services. The principal types of freight transported include tobacco, consumer goods, automotive parts, various home products and fixtures, lawn tractors and assorted equipment, light bulbs, and various parts for engines. No customer accounted for more than 10% of our total revenue during any of our three most recent fiscal years.

Drivers and Personnel

At June 30, 2015, we employed, in the U.S., Canada, and Mexico, 6,415 persons, of whom 4,496 were drivers, 339 were truck maintenance personnel, 1,198 were administrative personnel, and 382 were dedicated services personnel. None of our U.S. or Canadian employees are represented by a union or a collective bargaining unit.

Driver recruitment, retention, and satisfaction are essential components of our success. We have experienced increased competition to recruit and retain drivers as the economy continues to improve and qualified drivers are presented with more employment opportunities. We expect the competition for qualified drivers to continue to intensify, especially if demand for freight continues to increase. In addition, the requirements of the FMCSA's Compliance, Safety, Accountability ("CSA") program have caused an additional increase in competition for qualified drivers. Our drivers are selected in accordance with specific guidelines, relating primarily to safety records, driving experience, and personal evaluations, including a physical examination and mandatory drug testing. Our drivers attend an orientation program and ongoing driver efficiency and safety programs. An increase in driver turnover can have a negative impact on our results of operations.

We created a driver training school to help offset the impact of the competitive market for drivers and the costs associated with recruitment and driver turnover. Our training admits potential drivers who are not yet qualified to drive commercially and are therefore not part of the existing driver market prior to attending our driver school. The school's training program consists of a four-week classroom program and an additional six weeks of training with a certified trainer. Upon successful completion of our training, students receive their Commercial Driver's License and are qualified to drive for us. Following the success of our initial driver school, we have expanded our driver school to include two other locations in the United States. We believe that our driving school has contributed to increased driver recruitment and retention, and we believe turnover associated with drivers trained through our school is lower than turnover associated with other student drivers.

In addition to drivers retained as employees, we also utilize the services of independent contractors who supply one or more tractors and drivers to provide transportation services for us. Independent contractors pay their own tractor expenses, fuel, maintenance, and driver costs and must meet our specified guidelines with respect to safety. Prior to our sale of our lease portfolio to Element, we offered a lease-purchase program to independent contractors under which we would lease equipment to the independent contractor, with the lease payments being applied towards the eventual purchase of the equipment.

As of June 30, 2015, 1,191 independent contractors provide a combined 21.3% of our tractor capacity. If we are successful in our continued efforts to recruit independent contractors, we anticipate that our utilization of independent contractors will increase during fiscal 2016.

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

The average age of our owned and leased tractors and trailers was approximately 1.2 years and 4.7 years, respectively, at June 30, 2015. We utilize a comprehensive maintenance program to minimize downtime and control maintenance costs. Centralized purchasing of spare parts and tires, and centralized control of over-the-road repairs are also used to control costs.

Fuel

We purchase the majority of our fuel through a network of approximately 1,300 fuel stops throughout the United States and Canada. We have negotiated discounted pricing based on certain volume commitments with these fuel stops. We maintain bulk-fueling facilities in Indianapolis, Carlisle, Columbus, Warren, Gadsden, Wroxeter, Ontario and Kitchener, Ontario to further reduce fuel costs.

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

The DOT, through the FMCSA, imposes certain fitness and safety requirements on us and our drivers. The FMCSA's CSA initiative introduced a new enforcement and compliance model in 2010 under which drivers and fleets are evaluated and ranked based on certain safety-related standards, including standards related to the safety performance of the carrier's drivers.  The CSA's primary goal is to measure and evaluate the on-road safety performance of carriers and drivers. These evaluations are aggregated and made accessible to the public through the FMCSA's Safety Measurement System ("SMS"). CSA produces evaluations for each character in each safety-related category. Under CSA, excessive violations in any category may lead to a carrier being prioritized for enforcement or intervention.  Ongoing compliance with CSA's safety and fitness requirements may produce additional expenses or result in a reduction in the number of eligible drivers. If current or potential drivers are eliminated from eligibility due to continued implementation and enforcement of the CSA initiative, we may experience greater difficulty attracting and retaining qualified drivers.

In December 2011, the FMCSA released its final rules regulating the hours-of-service ("HOS") requirements, which placed certain restrictions on the length of time that drivers are allowed to operate and the manner in which they must rest (the "2011 Rules"). The 2011 Rules reduced the maximum workweek for drivers from 82 to 70 hours and mandated that drivers observe 30 minutes of off-duty time for every eight consecutive hours of driving. In addition, once a driver has reached the weekly limitation, the 2011 Rules require a driver to utilize a modified "34-hour restart" to reset the weekly limitation by resting for a continuous 34 hours (the "Modified Restart"). The Modified Restart must include two periods between 1:00 a.m. and 5:00 a.m. and may only be used once every seven calendar days.  The 2011 Rules became effective in July 2013.

In December 2014, Congress passed the 2015 Omnibus Appropriations bill, which was signed into law December 16, 2014.  Among other things, the legislation provided temporary relief from the Modified Restart, and essentially reverted back to the more straight forward 34-hour restart that was in effect previously.  All other 2011 Rules that became effective in July 2013 have remained in effect. The temporary relief from the Modified Restart is set to expire on September 30, 2015.

Since the 2011 Rules were made effective and during the time period that the Modified Restart was in effect, we do not believe that our productivity has been or was materially impacted.  However, as we only had a limited period in which to test the impact of the Modified Restart, it is possible that restoration of that rule this year may result in a modest reduction in driver productivity.

Proposed rules mandating the installation and use of electronic logging devices ("ELDs") by nearly all carriers, including us, to electronically monitor mileage and enforce the HOS requirements, were vacated by the 7th Circuit Court of Appeals in 2011. In response, Congress passed legislation in July 2012 renewing the mandate, subject to new regulations to be promulgated by DOT. Pursuant to this rulemaking authority, the FMCSA released a proposed rule mandating ELD use, and expects to release a finalized rule by September 30, 2015. All of our tractors currently have ELDs installed. We believe that any new regulations related to ELDs are unlikely to impact our operations or profitability, although it is unclear how any new regulations will impact our use of ELDs. Furthermore, we believe that more effective HOS enforcement after this rule is finalized may present challenges to smaller carriers, which may improve our competitive position.

Our operations are also subject to various federal, state, and local environmental laws and regulations, implemented principally by the Environmental Protection Agency ("EPA") and similar state regulatory agencies, governing the management of hazardous wastes, other discharge of pollutants into the air and surface and underground waters, and the disposal of certain substances. We do not believe that compliance with these regulations has a material effect on our capital expenditures, earnings, or competitive position.

In 2010, the EPA mandated that all new truck engines adhere to more stringent emissions standards. The cost of new trucks has increased to offset the cost of compliance with these new regulations. In 2011, the EPA and National Highway Traffic Safety Administration ("NHTSA") finalized regulations to reduce greenhouse gas emissions and improve the fuel efficiency of heavy tractors by 20%. These new emission and fuel efficiency regulations apply to model year 2014 to 2018 tractors.  The current executive administration has also called upon the EPA and NHTSA to develop more stringent emission and fuel efficiency regulations by March 31, 2016, which will likely further increase the costs of equipment manufactured in compliance with those regulations. In addition, California has adopted its own fuel efficiency regulations for equipment transported within the state. The California regulations include the mandated use of aerodynamic equipment on 53-foot or longer box-type trailers. Compliance with these federal and state emission and fuel efficiency regulations has increased the cost of new equipment and may further increase the cost of our equipment purchases in the future, both of which may lead to material increases in our operating costs and impact our profitability.

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

There are various claims, lawsuits, and pending actions against us and our subsidiaries that arise in the normal course of business. We believe many of these proceedings are covered in whole or in part by insurance and that none of these matters will have a materially adverse effect on our consolidated financial position or results of operations.

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

Our business depends on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control. Some of the most significant of these factors include excess tractor and trailer capacity in the trucking industry, declines in the resale value of used equipment, strikes or work stoppages, work slowdowns at our facilities or at customer, port, border crossing, or other shipping related facilities, increases in interest rates, fuel taxes, tolls, and license and registration fees, rising costs of healthcare, and fluctuations in foreign exchange rates.

We are also affected by recessionary economic cycles, changes in customers’ inventory levels, and downturns in our customers’ business cycles, particularly in market segments and industries, such as retail and manufacturing, where we have significant customer concentration, and regions of the country, such as Texas and the Midwest, where we have a significant amount of business. Economic conditions may adversely affect our customers and their demand for and ability to pay for our services. Customers encountering adverse economic conditions represent a greater potential for loss and we may be required to increase our allowance for doubtful accounts. These economic conditions may adversely affect our ability to execute our strategic plan.

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

Numerous competitive factors present in our industry could impair our ability to maintain or improve our current profitability. These factors include the following:

•
We compete with many other truckload carriers of varying sizes and, to a lesser extent, with less-than-truckload carriers, railroads, and other transportation and logistics companies, many of which have access to more equipment and greater capital resources than we do.

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

•	Competition from non-asset based logistics and freight brokerage companies may adversely affect our customer relationships and freight rates.

•	Economies of scale that may be passed on to smaller carriers by procurement aggregation providers may improve their ability to compete with us.

Increases in driver compensation or difficulty in attracting and retaining drivers could affect our profitability and ability to grow.

The trucking industry experiences substantial difficulty in attracting and retaining qualified drivers, including independent contractors. The shortage of qualified drivers is exacerbated by several factors, including the availability of alternative jobs, intense competition for drivers from other trucking companies, and the impact of regulatory initiatives, including CSA and new hours-of-service regulations. The competitive market for drivers has impacted our ability to increase our utilization and has resulted in us pursuing alternative methods to attract new employees, such as our driver school. In addition, economic conditions such as the cost and availability of fuel, insurance, tractors, and financing can negatively impact the available pool of independent contractor drivers. Our continued success is dependent on our ability to also engage a sufficient number of independent contractors, and our inability to do so may negatively impact our operations. Further, the compensation we offer our drivers and independent contractors is subject to market conditions, and we may find it necessary to increase driver and independent contractor compensation in future periods. A high turnover rate and competitive market for drivers and independent contractors requires us to continually recruit a substantial number of drivers and independent contractors and to focus on alternative recruitment methods in order to operate existing revenue equipment. If we are unable to continue to attract and retain a sufficient number of drivers and independent contractors, including through our driver school, we could be required to adjust our compensation packages, let trucks sit idle, or operate with fewer trucks and face difficulty meeting shipper demands, all of which would reduce our ability to serve our customers and would adversely affect our growth and profitability.

If our independent contractors are deemed by regulators or judicial process to be employees, our business and results of operations could be adversely affected.

Regulatory authorities and plaintiffs in certain jurisdictions have asserted that independent contractor drivers in the trucking industry are employees, rather than independent contractors, for a variety of purposes, including income tax withholding, workers’ compensation, wage and hour compensation unemployment, and other issues.  Federal legislation has been introduced in the past that would make it easier for tax and other authorities to reclassify independent contractors as employees, including legislation to increase the recordkeeping requirements for those that engage independent contractor drivers and to increase the penalties for companies who misclassify their employees and are found to have violated employees’ overtime and/or wage requirements.  Additionally, federal legislators have sought to abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice, extend the Fair Labor Standards Act to independent contractors, and impose notice requirements based on employment or independent contractor status and fines for failure to comply.  Some states have put initiatives in place to increase their revenue from items such as unemployment, workers’ compensation, and income taxes, and a reclassification of independent contractors as employees would help states with this initiative.  In addition, owner-operators occasionally bring lawsuits against motor carriers alleging that they are employees and seeking employment and unemployment benefits.  Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status.  If our independent contractors are determined to be employees, we would incur additional exposure under federal and state tax, workers’ compensation, unemployment benefits, labor, employment, and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings.

Ongoing insurance and claims expenses could significantly affect our earnings.

Our business results in a substantial number of claims and litigation related to personal injuries, property damage, workers’ compensation, employment issues, health care, and other issues.  We self-insure for a significant portion of our claims exposure, which could increase the volatility of, and decrease the amount of, our earnings. Our future insurance and claims expenses may exceed historical levels, which could reduce our earnings. We currently accrue amounts for liabilities based on our assessment of claims that arise and our insurance coverage for the periods in which the claims arise and we evaluate and revise these accruals from time-to-time based on additional information.  Because of our significant self-insured amounts, we have exposure to fluctuations in the number and severity of claims and the risk of being required to accrue or pay additional amounts if our estimates are revised or the claims ultimately prove to be more severe than originally assessed.

We maintain insurance for most risks above the amounts for which we self-insure.  If any claim were to exceed our coverage, or fall outside the coverage, we would bear the excess or uncovered amount, in addition to our other self-insured amounts. If insurance carriers raise our premiums, our insurance and claims expense could increase, or we could find it necessary to again raise our self-insured retention or decrease our aggregate coverage limits when our policies are renewed or replaced. Our operating results and financial condition could be materially and adversely affected if these expenses increase, if we experience a claim in excess of our coverage limits, or if we experience a claim for which we do not have coverage.

We derive a significant portion of our revenue from our major customers, the loss of one or more of which could have a materially adverse effect on our business.

A significant portion of our revenue is generated from our major customers. For fiscal 2015, our top 10 customers, based on revenue, accounted for approximately 21.5% of our revenue. We do not expect this percentage to change materially for fiscal 2016. Generally, we do not have long-term contractual relationships with our major customers, and we cannot provide assurance that our customers will continue to use our services or that they will continue at the same levels. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

Our revenue growth may not continue at historical rates, which could adversely affect our stock price.

Our revenue growth over the past five years has been attributable to an improving economic and freight pricing environment, acquisitions, and expansions of our suite of services.  Economic weakness, a failure to consummate acquisitions, disposing of a business line (such as our prior disposition of Truckers B2B), or failure to attract and retain sufficient drivers could lead to a reduction in our revenue growth or lower revenue. Slower revenue growth could adversely affect our stock price.

We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on our business.

Our operations are regulated and licensed by various U.S., Canadian, and Mexican agencies. Our drivers and independent contractors also must comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing and hours-of-service. Such matters as weight and equipment dimensions are also subject to U.S. and Canadian regulations. We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers’ hours-of-service, ergonomics, or other matters affecting safety or operating methods. Other agencies, such as the EPA and the Department of Homeland Security also regulate our equipment, operations, and drivers. Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs. Higher costs incurred by us or by our suppliers who pass the costs onto us through higher prices could adversely affect our results of operations. The Regulation section in Item 1 of Part I of this Annual Report on Form 10-K discusses several proposed and final regulations that could materially impact our business and operations.

The DOT’s CSA program could adversely affect our profitability and operations, our ability to maintain or grow our fleet, and our customer relationships.

Under CSA, drivers and fleets are evaluated based on certain safety-related standards.  Carriers’ safety and fitness ratings under CSA include the on-road safety performance of the carrier’s drivers. As a result of these increased standards, drivers who do not meet such standards are not eligible to drive for us. If we experience safety and fitness violations, our fleet could be ranked poorly as compared to our peers, and our safety and fitness scores could be adversely impacted. A reduction in our safety and fitness scores or those of our drivers could also reduce our competitiveness in relation to other companies who retain higher scores. Additionally, competition for drivers with favorable safety ratings may increase and thus provide for increases in driver related compensation costs.

Future fitness and safety violations may cause us to exceed the intervention threshold in one or more of the safety and fitness categories evaluated under CSA. If this were to occur we may be prioritized for an intervention action or roadside inspection, either of which could adversely affect our results of operations. Failure to cure any such deficiency could cause high-quality drivers to seek other carriers or could cause our customers to direct their business away from us and to carriers with higher fleet rankings, either of which would adversely affect our results of operations. Currently, we are exceeding the established intervention thresholds in one of the seven safety-related Behavioral Analysis and Safety Improvement Categories ("BASIC") categories of CSA, in comparison to our peer group; however, we continue to maintain a satisfactory rating with the DOT. In the past from time to time we have exceeded BASIC category thresholds and have worked to monitor and improve scores below intervention levels.  Exceeding the established intervention thresholds in additional BASIC categories may result in another compliance review or the prioritization of roadside inspections, either of which may adversely affect our results of operations.

We may not make acquisitions in the future or, if we do, we may not be successful in our acquisition strategy.

We have pursued an aggressive acquisition strategy in recent years, having made approximately thirty-four acquisitions since 1995, and approximately eleven since the beginning of fiscal 2014. Accordingly, acquisitions have provided a substantial portion of our growth. There is no assurance that we will be successful in identifying, negotiating, or consummating any future acquisitions. If we fail to make any future acquisitions, our growth rate could be materially and adversely affected.

Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our results of operations.

Acquisitions involve numerous risks, including the following:

•	failure of the acquired company to achieve anticipated revenues, earnings, or cash flows;

•	dilutive issuance of equity securities and/or incurring indebtedness;

•	the assumption of liabilities, including undisclosed liabilities and liabilities that exceed our estimates;

•	inability to negotiate effective indemnification protection from the seller, or inability to collect in the event of an indemnity claim;

•	problems integrating the purchased operations with our own, which could result in substantial costs and delays or other operational, technical, or financial problems;

•	potential compliance issues with regard to acquired companies that did not have adequate internal controls;

•	diversion of management’s attention or other resources from our existing business;

•	risks associated with entering markets or business lines in which we have had no or limited prior experience;

•	increases in working capital and capital expenditure investment to fund the growth of acquired operations;

•	potential loss of customers, key employees, drivers, and independent contractors of the acquired company; and

•	future write-offs of intangible and other assets if the acquired operations fail to generate sufficient cash flows.

If we make acquisitions in the future, there is no assurance that operations, assets, and personnel of the acquired operations will be successfully and profitably integrated into our existing business.

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

A significant portion of our revenue is derived from our international operations, and our success is dependent upon our operations in Mexico and Canada. Our international operations are subject to a variety of risks, including fluctuations in foreign currencies, changes in the economic strength of the foreign countries in which we do business, difficulties in enforcing contractual obligations and intellectual property rights, compliance burdens associated with a wide variety of international and United States export and import laws, and social, political, and economic instability. Our international business could be adversely affected by restrictions on travel to any of our three countries of operations due to a health epidemic or outbreak, and any such epidemic or outbreak may adversely affect demand for freight. Additional risks associated with our foreign operations include restrictive trade policies, imposition of duties, taxes, or government royalties by foreign governments, and compliance with the Foreign Corrupt Practices Act and local anti-bribery law compliance. Pursuant to an agreement between the United States and Mexico, cross-border movements for both United States and Mexican-based carriers into the United States and Mexico are now allowed, which presents an additional risk in the form of the potential for increased competition in Mexico and the risk of increased congestion on our cross-border lanes. In addition, we could be subject to additional regulatory risks related to the use of Mexican drivers through our Mexico subsidiary for shipments into the United States.

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

We are highly dependent upon the services of certain key employees, including, but not limited to: Paul Will, our Chief Executive Officer and Chairman of the Board; William E. Meek, our President and Chief Operating Officer; and Bobby Peavler, our Executive Vice President and Chief Financial Officer. The loss of their services could negatively impact our operations and future profitability.

Seasonality and the impact of weather affect our operations and profitability.

Our tractor productivity decreases during the winter season because inclement weather impedes operations, and some shippers reduce their shipments after the winter holiday season. Revenue can also be affected by bad weather and holidays, since revenue is directly related to available working days of shippers. At the same time, operating expenses increase, with fuel efficiency declining because of engine idling and harsh weather creating higher accident frequency, increased claims, and more equipment repairs. The impact of adverse weather events, including short-term impacts from weather-related events such as hurricanes, blizzards, ice storms, and floods, could diminish our profitability or make our operating results more volatile.

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

We have financing arrangements that contain certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, affiliate transactions, and financial covenants. If we fail to comply with any of our financing arrangement covenants, restrictions, and requirements, we will be in default under the relevant agreement, which could cause the acceleration of our obligations under such agreement.  Deterioration in the credit markets may make it difficult or expensive to refinance accelerated debt or we may have to issue equity securities, which would dilute stock ownership.  Even if new financing is made available to us, the current lack of available credit and consequent more stringent borrowing terms may mean that credit is not available to us on acceptable terms. A default under our financing arrangements could cause a materially adverse effect on our liquidity, financial condition, and results of operations. See the Primary Credit Agreement section in Item 7 of Part II of this Annual Report on Form 10-K for additional information on our primary credit agreement.

Our level of indebtedness could adversely affect our financial condition and our ability to fulfill our obligations and operate our business.

We have a significant amount of debt and our ongoing capital needs are extensive.  Our indebtedness could result in the following consequences:

•	increased vulnerability to general adverse economic and industry conditions;

•	increased vulnerability to interest rate increases on our variable rate debt;

•
commitment of a substantial portion of cash flow from operations to payments on indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions, and other general corporate purposes;

•	limit flexibility in planning for, or reacting to, changes in our business;

•	place us at a competitive disadvantage relative to competitors that have less debt; and

•	limit our ability to borrow additional funds.

The rapid growth of our Quality Companies business unit and our reliance on the financing arrangement with Element Financial Corporation pose unique risks.

Our Quality Companies business unit offers "tractors under management" to independent contractors, motor carrier fleets, and financing sources.  Quality’s services include tractor purchasing and sales, driver recruiting, lease payment remittance, insurance, maintenance, and other services.  A portion of the tractors under management are contracted to Celadon by independent contractors who drive for us.  The remaining tractors are contracted to other fleets.  Quality’s business has grown rapidly, from 750 tractors under management at June 30, 2013, to 4,900 tractors under management at June 30, 2015.  Additionally, Quality has placed initial orders for 13,000 tractors scheduled for delivery over the next several years, at an aggregate estimated purchase price in excess of $1.5 billion.

Since March of 2014, Quality has placed the majority of its tractors under management through a Program Agreement and Service Agreement with Element.  Pursuant to these agreements, we use our volume purchasing power to purchase tractors on favorable pricing terms, which we then sell to Element.  We believe Element acquires substantially all of these tractors through the incurrence of debt.  We then refer our independent contractor drivers to Element, who leases tractors to such independent contractors or finances the drivers’ purchase of tractors.  Element has credit profile, customer concentration, and other business goals and restrictions, and may not grow, or even continue to finance tractors.  If Element curtails its participation in this arrangement, Quality’s business would be adversely affected.  In addition, Quality’s operations pose several unique risks, including the following:

•
In general, Quality’s tractor purchase orders do not become "firm commitment" orders for which we are irrevocably obligated until shortly before purchase.  However, our failure to consummate these orders could have a material adverse effect on our growth prospects.  We may be unsuccessful in locating or reaching agreeable terms with third parties to purchase tractors from us in a volume that is adequate to meet Quality’s current or anticipated operations.

•
Element or other third parties may be unable to obtain sufficient financing to acquire from us the volume of tractors that we plan to purchase and resell.  This may require us to finance the acquisition of such tractors with our own indebtedness, which could substantially increase our indebtedness, require dilutive issuance of securities, or both.  Alternatively, we could be forced to inhibit Quality’s growth.  Further, there can be no assurance that we will be able to obtain such direct financing on favorable terms or at all.

•
Historically the markets for new and used tractors have been volatile.  A change in these markets could negatively impact the price at which Quality is able to acquire and sell tractors, negatively impact Quality’s ability to resell tractors at a profit, and negatively impact the interests of Element and other financing sources in purchasing the tractors and providing financing.

•
If a change in accounting rules or other unforeseen circumstances prevents us from using our intended accounting treatment for the Element arrangements or similar arrangements we may be required to include the related equipment debt in our consolidated results of operations even though we are not primarily obligated on and do not guarantee such debt.  This could materially and adversely affect our results of operations and stock price.

•
We are not obligated to make payments in respect of the leases or financing provided by Element to the independent contractors.  However, under certain circumstances we may be required to take certain actions to recover the vehicle, find a new driver, repair the vehicle, or prepare it for service. We also may be required to repurchase certain leases or financings from Element upon Quality’s uncured material breach of the Program Agreement.  We expect that it would be difficult to recoup the costs associated with these actions, especially if there were a decline in the used equipment market.

•
We may experience reputational or commercial pressure from financing sources and suppliers to protect them against or reimburse them for losses relating to our arrangement with Element or similar arrangements, even if we are not legally obligated to do so.

•
We may experience commercial pressure from Element or other third parties with whom we enter into similar arrangements to add additional driver recruiting, truck maintenance and repossession, or other services, any of which could increase our costs.

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

Item 1B.              Unresolved Staff Comments

None.

Item 2.                 Properties

We operate a network of 36 terminal locations, including facilities in Laredo and El Paso, Texas, which are the two largest inland freight gateway cities between the U.S. and Mexico, and four locations in Canada. Our operating terminals currently are located in the following cities:

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
Knoxville, TN (Owned)
Richmond, VA (Owned)
Columbus, OH (Owned)
Warren, IN (Owned)
Little Rock, AR (Leased)
Denver, CO (Owned)
Fontana, CA (Owned)
Gadsden, AL (Leased)
Butler, IN (Owned)
York, PA (Owned)
New Freedom, PA (Owned)
Hope Mills, NC (Owned)
Union City, TN (Owned)
Ottoville, OH (Owned)
Baltimore, MD (Owned)
Hunt Valley, MD (Leased)

Our executive and administrative offices occupy four buildings located on 40 acres of property in Indianapolis, Indiana. The Indianapolis, Laredo, Wroxeter, Kitchener, and Monterrey terminals include administrative functions, lounge facilities for drivers, parking, fuel, maintenance, and truck washing facilities. Both of our segments use the Indianapolis facility and we have adequate space for the functions performed at our headquarters. With the exception of the warehouses listed below, which are utilized exclusively by our asset light business segment, all of our other owned and leased facilities are utilized primarily by our asset based segment. We have warehouses for our asset light business unit in the following cities:

United States
Battleboro, NC (Leased)
Greenwood, IN (Leased)
Janesville, WI (Leased)
Jonesville, IN (Owned)
Seymour, IN (Leased)

Item 3.                 Legal Proceedings

We are party to certain lawsuits in the ordinary course of business. We are currently not party to any proceedings which we expect to have a material adverse effect or which we otherwise consider material. See discussion under "Cargo Liability, Insurance, and Legal Proceedings" in Item 1, and Note 8 to the consolidated financial statements, "Commitments and Contingencies."

Item 4.                 Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol "CGI."  The following table sets forth, for the periods indicated, the high and low sales price per share of our common stock as reported by NYSE.

Fiscal 2014	High	Low
Quarter ended September 30, 2013	$20.74	$17.33
Quarter ended December 31, 2013	$21.21	$16.63
Quarter ended March 31, 2014	$24.67	$18.71
Quarter ended June 30, 2014	$24.69	$21.02

Fiscal 2015
Quarter ended September 30, 2014	$23.12	$18.88
Quarter ended December 31, 2014	$23.23	$18.12
Quarter ended March 31, 2015	$29.15	$21.59
Quarter ended June 30, 2015	$28.17	$20.59

On September 8, 2015, there were 218 holders of our common stock based upon the number of record holders on that date. However, we estimate our actual number of stockholders is much higher because a substantial number of our shares are held of record by brokers or dealers for their customers in street names.

Dividend Declaration and Policy

On July 28, 2015, the Board of Directors approved a regular cash dividend to shareholders for the quarter ending September 30, 2015.  The quarterly cash dividend of two cents ($0.02) per share of common stock will be payable on October 23, 2015 to shareholders of record at the close of business on October 9, 2015. Our ability to pay cash dividends is currently limited by restrictions contained in our revolving credit facility. Future payments of cash dividends will depend on our financial condition, results of operations, capital commitments, restrictions under our then-existing debt agreements, and other factors our Board of Directors may consider relevant.

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

	2015	2014	2013	2012	2011

	(in thousands, except per share data and operating data)
Statements of Operations Data:
Freight revenue(1)	$769,950	$615,411	$489,035	$475,116	$467,002
Fuel surcharge revenue	130,806	143,900	124,613	123,836	101,247
Total revenue	900,756	759,311	613,648	598,952	568,249
Operating expense	834,971	719,877	564,976	552,193	537,463
Operating income	65,785	39,434	48,672	46,759	30,786
Interest expense	7,776	5,071	4,931	5,628	8,147
Other expense (income)	147	(16,008)	(994)	(412)	(4,785)
Income before income taxes	57,862	50,371	44,735	41,543	27,424
Provision for income taxes	20,645	19,690	17,471	16,007	12,162
Net income	$37,217	$30,681	$27,264	$25,536	$15,262
Diluted earnings per share	$1.52	$1.29	$1.17	$1.12	$0.67
Weighted average diluted shares outstanding	24,471	23,755	23,393	22,872	22,632
Cash dividends declared per share	$0.08	$0.08	$0.08	$0.08	$0.00

Balance Sheet Data (as of June 30):

Net property and equipment	$788,530	$492,829	$496,870	$370,456	$277,114
Total assets	1,175,689	690,815	641,162	520,711	416,666
Long-term debt, revolving lines of credit, and capital lease obligations, including current maturities	563,591	263,980	294,431	230,571	147,703
Stockholders' equity	366,343	259,003	225,689	194,781	171,900

Operating Data:
For fiscal year(2):
Average freight revenue per loaded mile(3)	$1.764	$1.613	$1.571	$1.529	$1.485
Average freight revenue per total mile(3)	$1.572	$1.419	$1.399	$1.367	$1.330
Average freight revenue per tractor per week(3)	$3,056	$2,884	$2,883	$2,876	$2,877
Average length of haul (in miles)	760	907	872	886	913
At end of fiscal year:
Average seated line-haul tractors(4)	3,886	3,268	2,707	2,705	2,662
Average age of company tractors (in years)	1.2	1.8	1.4	1.5	1.9
Total trailers(4)	11,862	10,171	8,425	8,822	8,206
Average age of company trailers (in years)	4.7	3.4	2.2	2.8	5.5

(1)	Freight revenue is total revenue less fuel surcharges.
(2)
Unless otherwise indicated, operating data and statistics presented in this table and elsewhere in this report are for our truckload revenue and operations and exclude revenue and operations of our less-than-truckload, local trucking, brokerage, and logistics.

(3)	Excludes fuel surcharges.
(4)	Total fleet, including equipment operated by Jaguar.

Item 7.                 Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Results and Fiscal Year-End Financial Condition

For the fiscal year ended June 30, 2015, total revenue increased 18.6%, to $900.8 million from $759.3 million during fiscal 2014. Freight revenue, which excludes revenue from fuel surcharges, increased 25.1%, to $770.0 million in fiscal 2015 from $615.4 million in 2014. We generated net income of $37.2 million, or $1.52 per diluted share, for fiscal 2015 compared with net income of $30.7 million, or $1.29 per diluted share, for fiscal 2014.

We believe that an improving economy and decreased, industry-wide trucking capacity in fiscal 2015 compared to fiscal 2014 were the major factors contributing to the improvement in our operating metrics. Average freight revenue per loaded mile for fiscal 2015, excluding fuel surcharge, increased 9.4% to $1.764 compared with $1.613 per mile in 2014. Average freight revenue per tractor per week increased by 6.0% to $3,056 in fiscal 2015 compared with $2,884 for fiscal 2014.  Our operating margin, excluding the effect of fuel surcharge (which is calculated as the percentage of operating expenses net of fuel surcharge over trucking revenue), decreased to 91.5% for fiscal 2015 compared with 93.6% for fiscal 2014.

At June 30, 2015, our total balance sheet debt was $563.6 million and our total stockholders' equity was $366.3 million, for a total debt to capitalization ratio of 60.6%. At June 30, 2015, we had $66.8 million of available borrowing capacity under our revolving credit facility.

Revenue

We primarily generate revenue by transporting freight for our customers or by arranging for transportation of their freight. Generally, we are paid by the mile or by the load for our freight services. We also derive revenue from fuel surcharges, loading and unloading activities, equipment detention, other trucking related services, warehousing services, and revenue equipment leasing by our Quality Equipment Leasing, LLC subsidiary. The main factors that affect our revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, the number of tractors operating, and the number of miles we generate with our equipment. These factors relate to, among other things, the U.S. economy, inventory levels, the level of truck capacity in our markets, specific customer demand, the percentage of team-driven tractors in our fleet, driver and independent contractor availability, and our average length of haul.

We remove fuel surcharges from revenue to obtain what we refer to as "freight revenue" when calculating operating ratios and some of our operating data. We believe that evaluating our operations without considering the impact of fuel surcharges, which are sometimes a volatile source of revenue, affords a more consistent basis for comparing our results of operations from period to period.  Freight revenue is a financial measure that is not in accordance with generally accepted accounting principles ("GAAP").  This measure is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, and lenders.  While we believe such measure is useful for investors, it should not be used as a replacement for financial measures that are in accordance with GAAP.

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

The trucking industry has experienced significant increases in expenses over the past several years, which include those relating to equipment costs, driver compensation, insurance, and, at times, fuel. As the economy continues to grow and capacity in the trucking industry continues to tighten, we believe that rates will continue to increase.  We expect the limited pool of qualified drivers and intense competition to recruit and retain those drivers will constrain overall industry capacity for the foreseeable future.  However, we expect our recent recruiting and retention efforts, which include the introduction of our driving school and reduction of our fleet age, to aid our competitiveness in this area. Assuming continued economic growth occurs in U.S. manufacturing, retail, and other high volume shipping industries, we expect to be able to raise freight rates in line with or faster than expenses.

Revenue Equipment

We operate 5,590 tractors and 11,862 trailers. Of our tractors at June 30, 2015, 4,171 were owned, 154 were acquired under operating leases, 74 were acquired under capital leases, and 1,191 were provided by independent contractors. Of our trailers at June 30, 2015, 4,457 were owned, 487 were acquired under operating leases, and 6,918 were acquired under capital leases.

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

Outlook

Looking forward, our profitability goal is to achieve and maintain an operating ratio of less than 90%.  We expect this to require improvements in rate per mile and miles per tractor and decreased non-revenue miles. Because a large percentage of our costs are variable, changes in revenue per mile affect our profitability to a greater extent than changes in miles per tractor. For fiscal 2016, the key factors that we expect to have the greatest effect on our profitability are our freight revenue per tractor per week (which will be affected by the general freight environment, including the balance of freight demand and industry-wide trucking capacity), our ability to recruit and retain drivers and compensation of drivers, our cost of revenue equipment (particularly in light of 2010 EPA engine requirements), our fuel costs, and our insurance and claims. We will seek to continue our strategy of engaging in targeted acquisitions to enhance our operations. To overcome cost increases and improve our margins, we will need to achieve increases in freight revenue per tractor, as well as increased miles per tractor per week. Operationally, we will continue to seek improvements in safety, driver recruiting, and retention. Our success in these areas primarily will affect revenue, driver-related expenses, and insurance and claims expense.

Results of Operations

The following tables set forth the percentage relationship of revenue and expense items to operating and freight revenue for the periods indicated.

	Fiscal year ended June 30,
	2015	2014	2013

Operating revenue	100%	100%	100%
Operating expenses:
Salaries, wages, and employee benefits	29.0	27.7	27.0
Fuel	16.1	22.6	23.4
Purchased transportation	27.2	22.9	20.5
Revenue equipment rentals	0.8	0.9	1.1
Operations and maintenance	6.3	6.5	5.3
Insurance and claims	3.2	2.5	2.5
Depreciation and amortization	8.4	8.5	9.4
Communication and utilities	0.9	0.8	0.9
Operating taxes and licenses	1.8	1.8	1.7
General and other operating	1.6	1.5	1.4
Gain on disposition of equipment	(2.6)	(0.9)	(1.1)

Total operating expenses	92.7	94.8	92.1

Operating income	7.3	5.2	7.9
Other expense:
Interest expense	0.9	0.7	0.8
Other expense (income), net	0.0	(2.1)	(0.2)

Income before income taxes	6.4	6.6	7.3
Provision for income taxes	2.3	2.6	2.8

Net income	4.1%	4.0%	4.4%

Freight revenue(1)	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and employee benefits	33.9	34.1	33.9
Fuel	1.8	4.5	3.9
Purchased transportation	31.9	28.3	25.7
Revenue equipment rentals	1.0	1.1	1.4
Operations and maintenance	7.3	8.1	6.7
Insurance and claims	3.8	3.1	3.1
Depreciation and amortization	9.8	10.5	11.8
Communication and utilities	1.1	1.0	1.1
Operating taxes and licenses	2.1	2.2	2.1
General and other operating	1.9	1.8	1.7
Gain on disposition of equipment	(3.1)	(1.1)	(1.4)

Total operating expenses	91.5	93.6	90.0

Operating income	8.5	6.4	10.0
Other expense:
Interest expense	1.0	0.8	1.0
Other expense (income), net	0.0	(2.6)	(0.2)

Income before income taxes	7.5	8.2	9.1
Provision for income taxes	2.7	3.2	3.6

Net income	4.8%	5.0%	5.6%

(1)
Freight revenue is equal to total operating revenue less fuel surcharges. In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense. The amounts were $130.8 million, $143.9 million, and $124.6 million in fiscal 2015, 2014, and 2013, respectively. Freight revenue is not a recognized measure under GAAP and should not be considered an alternative to or superior to other measures derived in accordance with GAAP. We believe our presentation of freight revenue and our discussion of various expenses as a percentage of freight revenue is a useful way to evaluate our core operating performance.

Fiscal year ended June 30, 2015, compared with fiscal year ended June 30, 2014

Total revenue increased by $141.5 million, or 18.6%, to $900.8 million for fiscal 2015, from $759.3 million for fiscal 2014. Freight revenue increased by $154.6 million, or 25.1%, to $770.0 million for fiscal 2015, from $615.4 million for fiscal 2014. This increase was primarily attributable to an increase in freight rates due to the increasing demand for freight services and reduced capacity, as well as an increase in loaded miles. Average freight revenue per loaded mile, excluding fuel surcharge, increased to $1.764 in fiscal 2015 from $1.613 for fiscal 2014, or 9.4%.  Loaded miles increased to 350.1 million in fiscal 2015, compared to 303.9 million in fiscal 2014. We expect our freight rates to maintain an upward trend through the end of the calendar year as industry capacity continues to tighten. Average seated tractor count increased substantially between fiscal 2014 and fiscal 2015 primarily as a result of our acquisitions. We expect average seated tractor count to continue to increase as a result of our driver school and other recruiting efforts, offset by a challenging market for drivers and regulatory changes that are further restricting the driver market.

Fuel surcharge revenue decreased to $130.8 million from $143.9 million for fiscal 2015 and 2014, respectively.  Fuel surcharge revenue decreased despite an increase in loaded miles which was more than offset by a large decrease in United States Department of Energy ("DOE") diesel fuel prices from which our fuel surcharge is calculated.

Revenue for our asset light segment increased to $90.5 million in fiscal 2015 compared to $52.6 million in fiscal 2014, or 72.1%. The increase is primarily related to increased revenues in both the LTL/brokerage business and warehousing business that make-up our asset light segment. We expect our asset light business to sustain moderate revenue growth going forward as we continue to take advantage of synergies created through our acquisitions and leverage specialized service capabilities of acquired businesses.

Salaries, wages, and employee benefits were $261.2 million, or 29.0% of operating revenue and 33.9% of freight revenue, for fiscal 2015, compared to $209.9 million, or 27.7% of operating revenue and 34.1% of freight revenue, for fiscal 2014. Increased salaries, wages, and benefits were largely due to increased administrative salaries due to increased headcount, driver salaries due to increased miles, recruiting expenses due to expanded recruiting efforts, and medical benefits expense. The increased class sizes and growth of our driving school has increased our recruiting expense. The increase in salaries, wages, and employee benefits was partially offset by the increase in independent contractors as a percentage of our total fleet, which shifted expenses to the purchased transportation line item with offsetting reductions in employee driver wages and related expenses.  We expect our driver school and our other recruiting efforts to improve driver retention and asset utilization, although we expect competition for drivers to persist for the near future. If we are successful at increasing our company driver count as a percentage of our total fleet, we expect salaries, wages, and employee benefits will increase as a result.

Fuel expenses, without reduction for fuel surcharge revenue, decreased to $144.7 million, or 16.1% of operating revenue, for fiscal 2015, compared to $171.7 million, or 22.6% of operating revenue, for fiscal 2014. Fuel expenses, net of fuel surcharge revenue of $130.8 million and $143.9 million for fiscal 2015 and fiscal 2014, respectively, decreased to $13.9 million, or 1.8% of freight revenue, for fiscal 2015, compared to $27.8 million, or 4.5% of freight revenue, for fiscal 2014. These decreases were due to an increase in miles per gallon and a 27.6% decrease in average DOE fuel prices to $2.84 per gallon for fiscal 2015, from $3.92 per gallon for fiscal 2014. We expect that our continued efforts to reduce idling and operate more fuel-efficient tractors will continue to have a positive impact on our miles per gallon.

Purchased transportation increased to $245.4 million, or 27.2% of operating revenue and 31.9% of freight revenue, for fiscal 2015, from $173.9 million, or 22.9% of operating revenue and 28.3% of freight revenue, for fiscal 2014. This expense increase is primarily related to the expansion of our service offering mainly related to the acquisition of A&S Kinard and an increase in our independent contractor expense. Our independent contractor expense increased due to an increase in independent contractor miles for fiscal 2015 compared to fiscal 2014.  Independent contractors, as a percentage of our seated tractor count, are up from 13.6% as of the end of fiscal 2014 to 21.3% as of the end of fiscal 2015. Independent contractors are drivers who cover all their operating expenses (fuel, driver salaries, maintenance, and equipment costs) for a fixed payment per mile. We also had increases in our LTL/brokerage expense due to increased focus on these areas of our business. We expect purchased transportation to increase if we are able to increase the number of independent contractors in our fleet and continue to increase our purchased transportation for brokerage and intermodal transportation.

Operations and maintenance consist of direct operating expense, maintenance, physical damage, and tire expense. This category increased to $56.2 million, or 6.3% of operating revenue and 7.3% of freight revenue, for fiscal 2015, from $49.7 million, or 6.5% of operating revenue and 8.1% of freight revenue, for fiscal 2014. The expense increase in fiscal 2015 is primarily related to the increased number of company-owned tractors and trailers as well as an increase in average trailer age to 4.7 years. Acquisitions during the current fiscal year contributed to the increased operation and maintenance cost as well as increased the amount of equipment that is not covered under warranty as the acquired operations utilized older revenue equipment. We expect operations and maintenance expense to increase as the average age of our fleet increases now that we have substantially completed our equipment refresh cycle.

Insurance and claims expense increased to $29.1 million, or 3.2% of operating revenue and 3.8% of freight revenue, for fiscal 2015, compared to $19.3 million, or 2.5% of operating revenue and 3.1% of freight revenue, for fiscal 2014. Insurance consists of premiums for liability, physical damage, cargo, and workers' compensation insurance. These increases are attributable to an increase in liability claims and workers' compensation claims due to an increase in the number and/or severity of claims reported including adverse loss development. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We periodically review and adjust our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume. We expect our insurance and claims expense to be consistent with historical average amounts going forward. However, this category will vary based upon the frequency and severity of claims, the level of self-insurance, and premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to $75.3 million, or 8.4% of operating revenue and 9.8% of freight revenue, in fiscal 2015 from $64.5 million, or 8.5% of operating revenue and 10.5% of freight revenue, for fiscal 2014. The increased cost is primarily related to the increased number of tractors and trailers owned during the fiscal 2015 period compared to fiscal 2014. Revenue equipment held under operating leases is not reflected on our consolidated balance sheet and the expenses related to such equipment are reflected on our consolidated statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases. As we refresh older units in fiscal 2016, we expect depreciation to increase in connection with the increased equipment costs.

Gain on sale of revenue equipment increased from $6.6 million in fiscal 2014 to $23.6 million in fiscal 2015.  This increase is due primarily to the equipment that we sell to Element. We expect gain on sale to increase slightly over the next six months, although gain on sale can vary significantly due to a variety of factors, including availability of replacement equipment.

All of our other expenses are relatively minor in amount, and there were no significant changes in these expenses during fiscal 2015. Accordingly, we have not provided a detailed discussion of such expenses.

Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, decreased to 6.4% of operating revenue and 7.5% of freight revenue for fiscal 2015, from 6.6% of operating revenue and 8.2% of freight revenue for fiscal 2014.

Income taxes increased to $20.6 million for fiscal 2015, from to $19.7 million for fiscal 2014, resulting from higher pre-tax income. Due to the non-deductible effects of our driver per diem pay structure, our tax rate will fluctuate from the 35% standard federal rate in future periods as net income fluctuates. Going forward, we expect our effective tax rate will be approximately 35% to 37%.

As a result of the factors described above, net income increased to $37.2 million for fiscal 2015, from $30.7 million for fiscal 2014.

Fiscal year ended June 30, 2014, compared with fiscal year ended June 30, 2013

Total revenue increased by $145.7 million, or 23.7%, to $759.3 million for fiscal 2014, from $613.6 million for fiscal 2013. Freight revenue increased by $126.4 million, or 25.8%, to $615.4 million for fiscal 2014, from $489.0 million for fiscal 2013. This increase was primarily attributable to an increase in freight rates due to the increasing demand for freight and reduced capacity, as well as an increase in loaded miles. Average freight revenue per loaded mile, excluding fuel surcharge, increased to $1.613 in fiscal 2014 from $1.571 for fiscal 2013, or 2.6%.  Loaded miles increased to 303.9 million in fiscal 2014, compared to 258.4 million in fiscal 2013. Average seated tractor count improved substantially between 2013 and 2014, primarily as a result of our acquisitions.

Fuel surcharge revenue increased to $143.9 million from $124.6 million for fiscal 2014 and 2013, respectively.  Fuel surcharge increased due to an increase in loaded miles, offset by a decrease in United States Department of Energy ("DOE") diesel fuel prices from which our fuel surcharge is calculated.

Revenue for our asset light segment increased to $52.6 million in fiscal 2014 compared to $44.0 million in fiscal 2013, or 19.5%. The increase was primarily related to increased revenues in our LTL/brokerage business and our warehousing business. Our remaining interest in TruckersB2B, which had been operated as a joint venture since February 2011, was sold in the fourth quarter of fiscal 2014. Our share of the operations of TruckersB2B is recorded as equity in earnings in Other (income) expense for all of fiscal 2013 and most of fiscal 2014. Our pre-tax gain on the sale was $17.1 million, not including expenses related to the sale.

Salaries, wages, and employee benefits were $209.9 million, or 27.7% of operating revenue and 34.1% of freight revenue, for fiscal 2014, compared to $165.5 million, or 27.0% of operating revenue and 33.9% of freight revenue, for fiscal 2013. These increases in salaries, wages, and benefits were largely due to increased administrative salaries due to headcount, driver salaries due to increased miles, recruiting expenses due to expanded recruiting efforts, medical benefits expense, and one-time severance payments associated with our acquisitions during fiscal 2014. The completion and operation of our driving school, as well as our expansion of the school to two additional locations, has increased our recruiting expense.

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

Purchased transportation increased to $173.9 million, or 22.9% of operating revenue and 28.3% of freight revenue, for fiscal 2014, from $125.7 million, or 20.5% of operating revenue and 25.7% of freight revenue, for fiscal 2013. The increase was primarily related to increases in our intermodal expenses due to increased intermodal operations in Canada, attributable to our Canadian acquisitions. Our independent contractor expense increased due to an increase in independent contractor miles for fiscal 2014 compared to fiscal 2013, despite the overall number of independent contractors decreasing. Much of the decline in independent contractors occurred in the third and fourth quarter of the year. We also had increases in our LTL/brokerage expense due to increased focus on these areas of our business.

Operations and maintenance consist of direct operating expense, maintenance, physical damage, and tire expense. This category increased to $49.7 million, or 6.5% of operating revenue and 8.1% of freight revenue, for fiscal 2014, from $32.7 million, or 5.3% of operating revenue and 6.7% of freight revenue, for fiscal 2013. The increase in fiscal 2014 is primarily related to an increase in average tractor age to 1.8 years and average trailer age to 3.4 years. Acquisitions during the 2014 fiscal year contributed to the increased age of equipment as well as increased the amount of equipment that is not covered under warranty.

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

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to $64.6 million, or 8.5% of operating revenue and 10.5% of freight revenue, in fiscal 2014 from $57.6 million, or 9.4% of operating revenue and 11.8% of freight revenue, for fiscal 2013. The increased cost is primarily related to the increased number of tractors and trailers owned during the fiscal 2014 period compared to the fiscal 2013 period. Revenue equipment held under operating leases is not reflected on our consolidated balance sheet and the expenses related to such equipment are reflected on our consolidated statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases.

All of our other fiscal 2014 expenses were relatively minor in amount, and there were no significant changes in these expenses during fiscal 2014. Accordingly, we have not provided a detailed discussion of such expenses.

Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, decreased to 6.6% of operating revenue and 8.2% of freight revenue for fiscal 2014, from 7.3% of operating revenue and 9.1% of freight revenue for fiscal 2013.

Income taxes increased to $19.7 million for fiscal 2014, from to $17.5 million for fiscal 2013, resulting from higher pre-tax income. Due to the non-deductible effects of our driver per diem pay structure, our tax rate will fluctuate from the 35% standard federal rate in future periods as net income fluctuates.

As a result of the factors described above, net income increased to $30.7 million for fiscal 2014, from $27.3 million for fiscal 2013.

Liquidity and Capital Resources

Trucking is a capital-intensive business. We require cash to fund our operating expenses (other than depreciation and amortization), to make capital expenditures and acquisitions, and to repay debt, including principal, interest, and lease payments.  Having just substantially completed our revenue equipment refresh cycle, we expect capital expenditures in the near term to be less than capital expenditures in fiscal 2015, subject to the commitments for trailer acquisitions noted below and replacement of aging revenue equipment obtained through acquisitions.  We frequently consider potential acquisitions, and if we were to consummate an acquisition, our cash requirements would increase and we may have to modify our expected financing sources for the purchase of tractors. Subject to any required lender approval, we may make additional acquisitions.  Our principal sources of liquidity are cash generated from operations, bank borrowings, capital and operating lease financing of revenue equipment, and proceeds from the sale of used revenue equipment.  At June 30, 2015, our total balance sheet debt, including capital lease obligations, and current maturities, was $563.6 million, compared $264.0 million at June 30, 2014.

As of June 30, 2015, we had on order 2,250 trailers for delivery through fiscal 2016 to complete the refresh of our fleet and replace equipment obtained through acquisitions. There were no tractor orders as of June 30, 2015. These trailer orders represent a capital commitment of approximately $60.7 million, before considering the proceeds of equipment dispositions. In fiscal 2016, we expect to acquire our trailers through purchases using cash generated from operations and through leases.

We believe we will be able to fund our operating expenses, as well as our limited commitments for the acquisition of revenue equipment, over the next twelve months with a combination of cash generated from operations, borrowings available under secured equipment financing or our primary credit facility, equipment sales, and lease financing arrangements. We will continue to have significant capital requirements over the long term, and the availability of the needed capital will depend upon our financial condition and operating results and numerous other factors over which we have limited or no control, including prevailing market conditions and the market price of our common stock. However, based on our operating results, anticipated future cash flows, current availability under our credit facility, expected capital expenditures, and sources of equipment lease financing that we expect will be available to us, we do not expect to experience significant liquidity constraints in the foreseeable future.

Cash Flows

We generated net cash from operating activities of $44.6 million in fiscal 2015, $70.3 million in fiscal 2014, and $86.7 million in fiscal 2013. The decrease in net cash provided by operations in fiscal 2015 from fiscal 2014 is due to a large increase in the equipment held for resale, which we expect to sell over the next six months.

Net cash used in investing activities was $60.8 million for fiscal 2015, compared to net cash provided by investing activities of $5.5 million for fiscal 2014 and net cash used in investing activities of $103.6 million for fiscal 2013. The outflows of investing cash flow are a result of cash used for acquisitions and purchasing equipment, offset by cash provided by disposal and sale of equipment. Cash paid for acquisitions was $114.7 million in fiscal 2015, $36.6 million in fiscal 2014, and $39.5 million in fiscal 2013.  Capital expenditures primarily for tractors and trailers totaled $118.4 million in fiscal 2015, $82.8 million in fiscal 2014, and $169.5 million in fiscal 2013. These equipment expenditures vary based upon where we are in our equipment refresh cycle, which was nearly completed for tractors during the previous year. We generated proceeds from the sale of property and equipment of $172.4 million in fiscal 2015, $103.9 million in fiscal 2014, and $105.4 million in fiscal 2013.

Net cash provided by financing activities was $27.3 million in fiscal 2015, and net cash used in financing activities of $61.0 million in fiscal 2014, and $15.5 million in fiscal 2013. Financing activity consists primarily of bank borrowings, bank payments, and payment of the principal component of capital lease obligations.

Primary Credit Agreement

In December 2010, we entered into a new $50 million five-year revolving credit facility agented by Bank of America, N.A. The facility refinanced our previous credit facility and provides for ongoing working capital needs and general corporate purposes. Bank of America, N.A. served as the lead agent in the facility and Wells Fargo Bank, N.A. also participated in the new facility. In December 2014, we increased our credit facility and extended the maturity. At June 30, 2015, we were authorized to borrow up to $300.0 million under this credit facility, which expires December 2019. The applicable interest rate under this agreement is based on either a base rate equal to Bank of America, N.A.'s prime rate or LIBOR plus an applicable margin between 0.825% and 1.45% that is adjusted quarterly based on our lease adjusted total debt to EBITDAR ratio. At June 30, 2015, the credit facility had an outstanding balance of $132.4 million and $1.7 million utilized for letters of credit. The facility is collateralized by the assets of all the U.S. and Canadian subsidiaries of the Company. We are obligated to comply with certain financial covenants under our credit agreement and we were in compliance with these covenants at June 30, 2015.

Contractual Obligations and Commitments

As of June 30, 2015, our bank loans, capitalized leases, operating leases, other debts, and future commitments have stated maturities or minimum annual payments as follows:

	Future Cash Requirements as of June 30, 2015 (in thousands) Payments Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years

Operating leases	$10,815	$6,833	$3,692	$290	$	---
Lease residual value guarantees	13,083	7,112	---	5,971		---

Capital lease obligations(1)	455,909	71,901	254,059	94,942		35,007

Sub-total	479,807	85,846	257,751	101,203		35,007

Future purchase of revenue equipment	60,650	60,650	---	---		---
Standby letters of credit	1,652	1,652	---	---		---

Total contractual and cash obligations	$542,109	$148,148	$257,751	$101,203		$35,007

(1)	Includes interest.

Inflation and Fuel Costs

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During the past three years, the most significant effects of inflation have been on revenue equipment prices and fuel prices, although diesel fuel prices have decreased significantly over the last twelve months. New emissions control regulations and increases in commodity prices, wages of manufacturing workers, and other items have resulted in higher tractor prices. We attempt to limit the effects of inflation through increases in freight rates, certain cost control efforts, and limiting the effects of fuel prices through fuel surcharges and measures intended to reduce our consumption of fuel.

Fluctuations in the price or availability of fuel, as well as hedging activities, increased fuel consumption due to adverse weather, surcharge collection, the percentage of freight we obtain through brokers, and the volume and terms of diesel fuel purchase commitments may increase our costs of operation, which could materially and adversely affect our profitability. We impose fuel surcharges on substantially all accounts. These arrangements may not fully protect us from fuel price increases and also may result in us not receiving the full benefit of any fuel price decreases. As of June 30, 2015, we did not have any outstanding fuel hedges. If we enter into any future hedges, we may be forced to make cash payments under the hedging arrangements. Based on current market conditions, we have decided to limit our hedging and purchase commitments, but we continue to evaluate such measures. The absence of meaningful fuel price protection through these measures could adversely affect our profitability and results of operation.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that impact the amounts reported in our consolidated financial statements and accompanying notes. Therefore, the reported amounts of assets, liabilities, revenues, expenses, and associated disclosures of contingent assets and liabilities are affected by these estimates and assumptions. We evaluate these estimates and assumptions on an ongoing basis, utilizing historical experience, consultation with experts, and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates and assumptions, and it is possible that materially different amounts would be reported using differing estimates or assumptions. We consider our critical accounting policies to be those that require us to make more significant judgments and estimates when we prepare our consolidated financial statements. Our critical accounting policies include the following:

Depreciation of Property and Equipment. We depreciate our property and equipment using the straight-line method over the estimated useful life of the asset. We generally use estimated useful lives of 3 to 7 years for new tractors and trailers, and estimated salvage values for new tractors and trailers generally range from 35% to 59% of the capitalized cost.

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

Claims Reserves and Estimates. The primary claims arising for us consist of cargo liability, personal injury, property damage, collision and comprehensive, workers' compensation, and employee medical expenses. We maintain self-insurance levels for these various areas of risk and have established reserves to cover these self-insured liabilities. We also maintain insurance to cover liabilities in excess of these self-insurance amounts. Claims reserves represent accruals for the estimated uninsured portion of reported claims, including adverse development of reported claims, as well as estimates of incurred but not reported claims. Reported claims and related loss reserves are estimated by third party administrators, and we refer to these estimates in establishing our reserves.  Claims incurred but not reported are estimated based on our historical experience and industry trends, which are continually monitored, and accruals are adjusted when warranted by changes in facts and circumstances.  In establishing our reserves with respect to individual claims, we take into account various factors, including, but not limited to, assumptions concerning the nature and severity of the claim, the expected effect of the jurisdiction on any potential award or settlement, and the length of time until ultimate resolution of the claim is likely. In addition, we account for anticipated health care cost inflation, interest rates, and legal expenses, as well as other factors in estimating the general adequacy of our reserves.  Since these estimates require us to make a number of assumptions, and due to the difficulty in accurately assessing the final costs of certain claims, the actual expense of our claims may be significantly higher than the amounts we have accrued for them. Insurance and claims expense will vary from period to period based on the severity and frequency of claims incurred in a given period.

Derivative Instruments and Hedging Activity. We use derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates and fuel prices.  Derivative financial instruments related to currency exchange rates and heating oil (fuel prices) include forward purchase and sale agreements which generally have terms no greater than 18 months.

To account for our derivative financial instruments, we follow the provisions of ASC Topic 815, Derivatives and Hedging. Derivative financial instruments are recognized on the consolidated balance sheets as either assets or liabilities and are measured at fair value. Changes in the fair value of derivatives are recorded each period in earnings or accumulated other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction, and if it is, the type of hedge transaction.  Gains and losses on derivative instruments reported in accumulated other comprehensive income are subsequently included in earnings in the periods in which earnings are affected by the hedged item. These activities have not had a material impact on our financial position or results of operations for the periods presented herein.

Accounting for Income Taxes. Deferred income taxes represent a substantial liability on our consolidated balance sheet. Deferred income taxes are determined in accordance with ASC Topic 740-10, Income Taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. We evaluate our tax assets and liabilities on a periodic basis and adjust these balances as appropriate. We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. However, should our tax positions be challenged and not prevail, different outcomes could result and have a significant impact on the amounts reported in our consolidated financial statements.

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

Business Combinations. Assets acquired and liabilities assumed as part of a business acquisition are generally recorded at their fair value at the date of acquisition in accordance with ASC Topic 805, Business Combinations. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangibles, and liabilities acquired also requires us to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-11, "Taxes (ASC Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"), which applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this Update do not require new recurring disclosures, but only provides additional explicit guidance on the financial statement presentation. The amendment became effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance has not had a material impact on our consolidated financial statements.

In August 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-14 deferring the effective date of ASU No. 2014-09, "Revenue from Contracts with Customers" (ASC Topic 606): ("ASU 2014-09"), which requires the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will affect any organization that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2017, and early adoption will be permitted. The Company is continuing to evaluate the new guidance and plans to provide additional information about its expected financial impact at a future date.

Item 7A.                 Quantitative and Qualitative Disclosures About Market Risk

We experience various market risks, including changes in interest rates, foreign currency exchange rates, and fuel prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes, nor when there are no underlying related exposures.

Interest Rate Risk. We are exposed to interest rate risk principally from our credit facility.  The credit facility carries a maximum variable interest rate based on either a base rate equal to the greater of the Bank of America, N.A.'s prime rate or LIBOR plus an applicable margin between 0.825% and 1.45% that is adjusted quarterly based on the Company's lease adjusted total debt to EBITDAR ratio. At June 30, 2015, we had an outstanding balance of $132.4 million related to our credit facility and $1.7 million utilized for letters of credit. A hypothetical 0.25% increase in the bank's base rate and LIBOR would be immaterial to our net income.

Foreign Currency Exchange Rate Risk. We are subject to foreign currency exchange rate risk, specifically in connection with our Canadian and Mexican operations. While virtually all of the expenses associated with our Canadian operations, such as independent contractor costs, company driver compensation, and administrative costs, are paid in Canadian dollars, a significant portion of our revenue generated from those operations is billed in U.S. dollars because many of our customers are U.S. shippers transporting goods to or from Canada. As a result, increases in the value of the Canadian dollar relative to the U.S. dollar could adversely affect the profitability of our Canadian operations. Assuming revenue and expenses for our Canadian operations identical to the year ended June 30, 2015 (both in terms of amount and currency mix), we estimate that a $0.01 increase in the value of the Canadian dollar, relative to the U.S. dollar, would reduce our annual net income by approximately $116,000. At June 30, 2015, we had no outstanding foreign exchange derivative contracts relating to the Canadian dollar. Previously derivative gains/(losses) were initially reported as a component of other comprehensive income and were reclassified to earnings in the period when the contracts were closed out.

While virtually all of the expenses associated with our Mexican operations, such as independent contractor costs, company driver compensation, and administrative costs, are paid in Mexican pesos, a significant portion of our revenue generated from those operations is billed in U.S. dollars because many of our customers are U.S. shippers transporting goods to or from Mexico. As a result, an increase in the value of the Mexican peso, relative to the U.S. dollar, could adversely affect our consolidated results of operations. Assuming revenue and expenses for our Mexican operations identical to the year ended June 30, 2015 (both in terms of amount and currency mix), we estimate that a $0.01 increase in the value of the Mexican peso, relative to the U.S. dollar, would reduce our annual net income by approximately $207,000. At June 30, 2015, we had no outstanding foreign exchange derivative contracts relating to the Mexican peso. Previously derivative gains/(losses) were initially reported as a component of other comprehensive income and were reclassified to earnings in the period when the contracts were closed out.

Commodity Price Risk. Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability. Fuel is subject to economic, political, and market factors that are outside of our control. Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through the collection of fuel surcharges. However, fuel surcharges do not always fully offset increases in fuel prices. In addition, from time-to-time we may enter into derivative financial instruments to reduce our exposure to fuel price fluctuations. As of June 30, 2015, we did not have any amount of our future fuel purchases hedged.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Celadon Group, Inc.
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheets of Celadon Group, Inc. as of June 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the years in the two year period ended June 30, 2015.  In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule II for each of the years in the two year period ended June 30, 2015.  The Company's management is responsible for these financial statements and financial statement schedule.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celadon Group, Inc. as of June 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule II for each of the years in the two year period ended June 30, 2015, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Celadon Group, Inc.’s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control-Integrated Framework (1992 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 10, 2015, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ BKD, LLP

Indianapolis, Indiana
September 10, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Celadon Group, Inc.
Indianapolis, Indiana

We have audited Celadon Group Inc.'s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control - Integrated Framework (1992 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

As permitted, the Company excluded the operations of A&S Services Group, LLC and related entities, a transportation company acquired on October 24, 2014 and Taylor Express, Inc., a transportation company acquired on January 20, 2015, from the scope of management’s report on internal control over financial reporting.  As such, these entities have also been excluded from the scope of our audit of internal control over financial reporting.

In our opinion, Celadon Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control - Integrated Framework (1992 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Celadon Group, Inc. and our report dated September 10, 2015, expressed an unqualified opinion thereon.

/s/ BKD, LLP

Indianapolis, Indiana
September 10, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Celadon Group, Inc.:

We have audited the accompanying consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity of Celadon Group, Inc. (the Company) for the year ended June 30, 2013. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule II for the year ended June 30, 2013. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Celadon Group, Inc.’s operations and its cash flows the year ended June 30, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule II for the year ended June 30, 2013, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Indianapolis, Indiana
September 12, 2013

CELADON GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended June 30, 2015, 2014, and 2013
(Dollars and shares in thousands, except per share amounts)

	2015	2014	2013
Operating Revenue:
Freight revenue	$769,950	$615,411	$489,035
Fuel surcharges	130,806	143,900	124,613

Total revenue	900,756	759,311	613,648

Operating expenses:
Salaries, wages, and employee benefits	261,216	209,938	165,485
Fuel	144,687	171,695	143,807
Purchased transportation	245,352	173,940	125,741
Revenue equipment rentals	7,429	6,621	6,973
Operations and maintenance	56,237	49,709	32,669
Insurance and claims	29,091	19,252	15,251
Depreciation and amortization	75,317	64,579	57,580
Communications and utilities	8,361	6,409	5,408
Operating taxes and licenses	16,443	13,275	10,451
General and other operating	14,457	11,195	8,424
Gain on disposition of equipment	(23,619)	(6,736)	(6,813)
Total operating expenses	834,971	719,877	564,976

Operating income	65,785	39,434	48,672

Other (income) expense:
Interest expense	7,776	5,071	4,931
Interest income	(7)	(12)	---
Other (income) expense, net	154	(15,996)	(994)
Income before income taxes	57,862	50,371	44,735
Provision for income taxes	20,645	19,690	17,471
Net income	$37,217	$30,681	$27,264

Earnings per common share:
Diluted earnings per share	$1.52	$1.29	$1.17
Basic earnings per share	$1.56	$1.33	$1.20
Weighted average shares outstanding:
Diluted	24,471	23,755	23,393
Basic	23,844	23,014	22,641

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended June 30, 2015, 2014, and 2013
(Dollars in thousands)

	2015	2014	2013

Net Income	$37,217	$30,681	$27,264
Other comprehensive income (loss):
Unrealized gain (loss) on fuel derivative instruments, net of tax	---	(45)	104
Unrealized gain (loss) on currency derivative instruments, net of tax	(36)	105	(78)
Foreign currency translation adjustments	(16,212)	(784)	(324)
Total other comprehensive loss	(16,248)	(724)	(298)
Comprehensive income	$20,969	$29,957	$26,966

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2015 and 2014
(Dollars and shares in thousands except par value amounts)

ASSETS	2015	2014

Current assets:
Cash and cash equivalents	$24,699	$15,508
Trade receivables, net of allowance for doubtful accounts of $1,002 and $942 in 2015 and 2014, respectively	130,892	105,968
Prepaid expenses and other current assets	33,267	26,288
Tires in service	1,857	2,227
Equipment held for resale	102,447	3,148
Income tax receivable	17,926	6,395
Deferred income taxes	7,083	7,651
Total current assets	318,171	167,185
Property and equipment	935,976	643,888
Less accumulated depreciation and amortization	147,446	151,059
Net property and equipment	788,530	492,829
Tires in service	2,173	2,720
Goodwill	55,357	22,810
Other assets	11,458	5,271
Total assets	$1,175,689	$690,815

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$13,699	$11,017
Accrued salaries and benefits	16,329	13,902
Accrued insurance and claims	14,808	11,568
Accrued fuel expense	10,979	11,306
Accrued purchase transportation	16,259	10,213
Deferred leasing revenue	31,872	6,581
Other accrued expenses	32,610	18,909
Current maturities of capital lease obligations	62,992	67,439
Current maturities of long-term debt	948	1,440
Total current liabilities	200,496	152,375
Capital lease obligations, net of current maturities	366,452	119,665
Long-term debt	133,199	75,436
Other long term liabilities	953	8,061
Deferred income taxes	108,246	76,275
Stockholders' equity:
Common stock, $0.033 par value, authorized 40,000 shares; issued and outstanding 28,342 and 24,060 shares at June 30, 2015 and 2014, respectively	935	794
Treasury stock at cost; 500 shares at June 30, 2015 and 2014, respectively	(3,453)	(3,453)
Additional paid-in capital	195,682	107,579
Retained earnings	195,412	160,068
Accumulated other comprehensive loss	(22,233)	(5,985)
Total stockholders' equity	366,343	259,003
Total liabilities and stockholders' equity	$1,175,689	$690,815

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30, 2015, 2014, and 2013
(Dollars in thousands)

	2015	2014		2013

Cash flows from operating activities:
Net income	$37,217		$30,681	$27,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,624		64,800	57,812
Gain on sale of equipment	(23,619)		(6,736)	(6,813)
Gain from sale of minority investment	---		(17,143)	---
Deferred income taxes	32,391		5,210	20,537
Provision for doubtful accounts	240		100	(1)
Stock based compensation expense	2,772		2,077	3,850
Changes in operating assets and liabilities:
Trade receivables	(6,198)		(17,125)	(2,129)
Income tax receivable and payable	(11,426)		7,905	(11,124)
Tires in service	860		(1,917)	2,016
Prepaid expenses and other current assets	(4,538)		(10,409)	(1,058)
Other assets	240		886	(1,200)
Equipment held for resale	(85,331)		---	---
Accounts payable and accrued expenses	26,333		11,988	(2,445)
Net cash provided by operating activities	44,565		70,317	86,709
Cash flows from investing activities:
Purchase of property and equipment	(118,422)		(82,826)	(169,511)
Proceeds on sale of property and equipment	172,354		103,926	105,444
Proceeds from sale of minority interest	---		21,000	---
Purchase of businesses, net of cash acquired	(114,682)		(36,602)	(39,484)
Net cash provided by (used in) investing activities	(60,750)		5,498	(103,551)
Cash flows from financing activities:
Proceeds from issuance of common stock	85,353		2,985	1,892
Borrowings on long-term debt	847,285		325,520	388,009
Payments on long-term debt	(789,847)		(358,466)	(333,539)
Dividends paid	(1,873)		(1,837)	(1,805)
Principal payments on capital lease obligations	(113,624)		(29,190)	(70,066)
Net cash provided by/(used in) financing activities	27,294		(60,988)	(15,509)
Effect of exchange rates on cash and cash equivalents	(1,918)		(634)	20
Increase (decrease) in cash and cash equivalents	9,191		14,193	(32,331)
Cash and cash equivalents at beginning of year	15,508		1,315	33,646
Cash and cash equivalents at end of year	$24,699		$15,508	$1,315
Supplemental disclosure of cash flow information:
Interest paid	$7,776		$4,802	$4,927
Income taxes paid	$5,627		$9,901	$8,752
Obligations incurred under capital lease	$304,261	$	---	$55,789

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended June 30, 2015, 2014, and 2013
(Dollars in thousands, except share amounts)

	Common Stock No. of Shares Outstanding	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity

Balance at June 30, 2012	22,829,310	$791	$101,154	$(7,966)	$105,765	$(4,963)	$194,781

Net income	---	---	---	---	27,264	---	27,264
Other comprehensive income (loss)	---	---	---	---	---	(298)	(298)
Comprehensive income					27,264	(298)	26,966
Treasury stock issued	---	---	(1,792)	1,801	---	---	9
Restricted stock and options expense	164,851	(3)	3,849	---	---	---	3,846
Dividends paid	---	---	---	---	(1,805)	---	(1,805)
Exercise of stock options	196,575	---	538	1,354	---	---	1,892
Balance at June 30, 2013	23,190,736	$788	$103,749	$(4,811)	$131,224	$(5,261)	$225,689

Net income	---	---	---	---	30,681	---	30,681
Other comprehensive income (loss)	---	---	---	---	---	(724)	(724)
Comprehensive income					30,681	(724)	29,957
Treasury stock issued	---	---	(634)	634	---	---	---
Restricted stock and options expense	132,400	2	2,075	---	---	---	2,077
Dividends paid	---	---	---	---	(1,837)	---	(1,837)
Exercise of stock options	236,742	4	2,389	724	---	---	3,117
Balance at June 30, 2014	23,559,878	$794	$107,579	$(3,453)	$160,068	$(5,985)	$259,003

Net income	---	---	---	---	37,217	---	37,217
Other comprehensive income (loss)	---	---	---	---	---	(16,248)	(16,248)
Comprehensive income					37,217	(16,248)	20,969
Treasury stock issued	---	---	---	---	---	---	---
Restricted stock and options expense	176,465	5	2,767	---	---	---	2,772
Dividends paid	---	---	---	---	(1,873)	---	(1,873)
Exercise of stock options	605,954	20	6,576	---	---	---	6,596
Issuance of common stock	3,500,000	116	78,760	---	---	---	78,876
Balance at June 30, 2015	27,842,297	$935	$195,682	$(3,453)	$195,412	$(22,233)	$366,343

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015, 2014, and 2013

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

Summary of Significant Accounting Policies

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries, all of which are wholly owned except for Jaguar in which the Company owns 75% of the shares. The entity was set up to allow the Company to operate in Mexico. The minority owner of Jaguar has been refunded all initial capital contributions and is not entitled to receive any future earnings or required to fund any losses of the subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise noted, all references to annual periods refer to the respective fiscal years ended June 30.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade receivables. The Company performs ongoing credit evaluations of its customers and does not require collateral for its accounts receivable. The Company maintains reserves which management believes are adequate to provide for potential credit losses. Uncollectible accounts receivable are written off against the reserves. Concentrations of credit risk with respect to trade receivables are generally limited due to the Company's large number of customers and the diverse range of industries which they represent. Accounts receivable balances due from any single customer did not total more than 5% of the Company's gross trade receivables at June 30, 2015.

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
June 30, 2015, 2014, and 2013

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

Equipment held for resale

Equipment held for resale is recorded at the lower of carrying value and fair market value less costs to sell.  The Company also ceases the depreciation on these assets.  The majority of the assets included in equipment held for resale were acquired to be resold and those assets have been recorded at cost.

Tires in Service

Replacement tires on tractors and trailers are included in tires in service and are amortized over 18 to 36 months.

Goodwill

The consolidated balance sheets at June 30, 2015 and 2014 included goodwill of acquired businesses of approximately $55.4 million and $22.8 million respectively. Under ASC Topic 350-20 Intangibles – Goodwill and Other, goodwill is not amortized but is tested for impairment annually (or more often, if an event or circumstance indicates that an impairment loss has been incurred). On April 1, 2015, we completed our most recent qualitative annual impairment test (under ASU 2011-08) for the fiscal year and concluded that there was no indication of impairment.

Insurance Reserves

The primary claims arising for us consist of cargo liability, personal injury, property damage, collision and comprehensive, workers' compensation, and employee medical expenses. We maintain self-insurance levels for these various areas of risk and have established reserves to cover these self-insured liabilities. We also maintain insurance to cover liabilities in excess of these self-insurance amounts. Claims reserves represent accruals for the estimated uninsured portion of reported claims, including adverse development of reported claims, as well as estimates of incurred but not reported claims. Reported claims and related loss reserves are estimated by third party administrators, and we refer to these estimates in establishing our reserves. Claims incurred but not reported are estimated based on our historical experience and industry trends, which are continually monitored, and accruals are adjusted when warranted by changes in facts and circumstances. In establishing our reserves we take into account and estimate various factors, including, but not limited to, assumptions concerning the nature and severity of the claim, the effect of the jurisdiction on any award or settlement, the length of time until ultimate resolution, inflation rates in health care, and in general interest rates, legal expenses, and other factors. Our actual experience may be different than our estimates, sometimes significantly. Changes in assumptions as well as changes in actual experience could cause these estimates to change. Insurance and claims expense will vary from period to period based on the severity and frequency of claims incurred in a given period.  The administrative expenses associated with these reserves are expensed when incurred.

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

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015, 2014, and 2013

Revenue Recognition

Trucking revenue and related direct costs are recognized on the date freight is delivered to the customer and collectability is reasonably assured. Prior to commencement of shipment, the Company's subsidiaries will negotiate an agreed upon price for services to be rendered.

Advertising

Advertising costs are expensed as incurred by the Company. Advertising expense primarily consists of recruiting for new drivers.  Advertising expenses for fiscal 2015, 2014, and 2013 were $5.2 million, $3.2 million, and $2.9 million, respectively, and are included in salaries, wages, and employee benefits and other operating expenses in the consolidated statements of operations.

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

Accounting for Derivatives

In previous years, the Company has had derivative financial instruments in place to reduce currency exposure for the Mexican peso and has at times had derivative financial instruments in place to reduce exposure to fuel price fluctuations and currency exposure for Canadian dollars. Derivative gains/(losses), initially reported as a component of other comprehensive income with an offset to accrued liabilities or other assets, are reclassified to earnings in the period when the forecasted transaction affects earnings. ASC Topic 815, Derivatives and Hedging, requires that all derivative instruments be recorded on the balance sheet at their respective fair values.

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

Business Combinations.

Assets acquired and liabilities assumed as part of a business acquisition are generally recorded at their fair value at the date of acquisition in accordance with ASC Topic 805 Business Combinations. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangibles, and liabilities acquired also requires us to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015, 2014, and 2013

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-11, "Taxes (ASC Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"), which applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this update do not require new recurring disclosures, but only provides additional explicit guidance on the financial statement presentation. The amendment became effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance has not had a material impact on our consolidated financial statements.

In August 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-14 deferring the effective date of ASU No. 2014-09, "Revenue from Contracts with Customers” which requires the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will affect any organization that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2017, and early adoption will be permitted. The Company is continuing to evaluate the new guidance and plans to provide additional information about its expected financial impact at a future date.

(2)	PROPERTY, EQUIPMENT, AND LEASES

Property and equipment as of June 30, 2015 and 2014, respectively, consists of the following (in thousands):

	2015	2014
Revenue equipment owned	$325,859	$318,533
Revenue equipment under capital leases	478,606	243,519
Furniture and office equipment	12,516	11,498
Land and buildings	112,533	64,987
Service equipment	2,345	1,245
Leasehold improvements	4,117	4,106
	$935,976	$643,888

Included in accumulated depreciation was $54.8 million and $55.8 million in 2015 and 2014, respectively, related to revenue equipment under capital leases.

(3)           LEASE OBLIGATIONS AND LONG-TERM DEBT

Lease Obligations

The Company leases certain revenue and service equipment under long-term lease agreements, payable in monthly installments.

Equipment obtained under a capital lease is reflected on the Company's consolidated balance sheet and the related lease bears interest at rates ranging from 1.4% to 3.6% per annum, maturing at various dates through 2022.

Assets held under operating leases are not recorded on the Company's consolidated balance sheet. The Company leases revenue and service equipment under non-cancellable operating leases expiring at various dates through December 2018.

The Company leases warehouse and office space under non-cancellable operating leases expiring at various dates through July 2017. Certain real estate leases contain renewal options.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015, 2014, and 2013

Total rental expense under operating leases was as follows for 2015, 2014, and 2013 (in thousands):

	2015	2014	2013
Revenue and service equipment	$9,109	$6,351	$6,973
Office facilities and terminals	5,041	3,353	2,386
	$14,150	$9,704	$9,359

Future minimum lease payments relating to capital leases and to operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

Year ended June 30,	Capital Leases	Operating Leases
2016	$71,901	$13,945
2017	73,832	2,153
2018	180,227	1,539
2019	60,519	6,261
2020	34,423	---
Thereafter	35,007	---
Total minimum lease payments	$455,909	$23,898
Less amounts representing interest	26,465
Present value of minimum lease payments	$429,444
Less current maturities	62,992
Non-current portion	$366,452

The Company is obligated for lease residual value guarantees of $13.1 million, with $7.1 million due in fiscal 2016. The guarantees are included in the future minimum lease payments above. To the extent the expected value at lease termination date is lower than the residual value guarantee; we would accrue for the difference over the remaining lease term.  As of June 30, 2015, the Company believes the expected value at lease termination date is greater than the residual value guarantee.

Debt

The Company had debt, excluding its line of credit, of $1.8 million at June 30, 2015, of which $0.9 million is classified as current, compared to $3.0 million at June 30, 2014, of which $1.4 million was classified as current. Debt includes revenue equipment installment notes of $1.8 million with an average interest rate of 4.4 percent at June 30, 2015 due in monthly installments with final maturities at various dates through June 2019.

Line of Credit

In December 2010, the Company entered into a five-year revolving credit facility agented by Bank of America, N.A. The facility refinanced our previous credit facility and provides for ongoing working capital needs and general corporate purposes. Bank of America, N.A. served as the lead agent in the facility and Wells Fargo Bank, N.A. also participated in the new facility. In December 2014, the Company increased its credit facility and extended the maturity. At June 30, 2015, the Company was authorized to borrow up to $300.0 million under this credit facility, which expires December 2019. The applicable interest rate under this agreement is based on either a base rate equal to Bank of America, N.A.'s prime rate or LIBOR plus an applicable margin between 0.825% and 1.45% that is adjusted quarterly based on our lease adjusted total debt to EBITDAR ratio. At June 30, 2015, the credit facility had an outstanding balance of $132.4 million and $1.7 million utilized for letters of credit compared to an outstanding balance of $73.9 million and $0.8 million utilized for letters of credit as of June 30, 2015. The facility is collateralized by the assets of all the U.S. and Canadian subsidiaries of the Company. The Company is obligated to comply with certain financial covenants under the credit agreement and the Company was in compliance with these covenants at June 30, 2015.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015, 2014, and 2013

(4)           EMPLOYEE BENEFIT PLANS

401(k) Profit Sharing Plan

The Company has a 401(k) profit sharing plan, which permits U.S. employees of the Company to contribute up to 50% of their annual compensation, up to certain Internal Revenue Service limits, on a pretax basis. The contributions made by each employee are fully vested immediately and are not subject to forfeiture. The Company makes a discretionary matching contribution of up to 50% of the employee's contribution up to 5% of their annual compensation. Employees vest in the Company's contribution to the plan at the rate of 20% per year from the date of employment anniversary. Contributions made by the Company during fiscal 2015, 2014, and 2013 amounted to $358,000, $278,000, and $202,000, respectively.

(5)	STOCK PLANS

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based upon a grant-date fair value of an award.

In January 2006, stockholders approved the 2006 Omnibus Incentive Plan ("2006 Plan") that provides various vehicles to compensate the Company's key employees. The 2006 Plan utilizes such vehicles as stock options, restricted stock grants, and stock appreciation rights ("SARs"). The 2006 Plan authorized the Company to grant 1,687,500 shares. In November 2008, an additional 1,000,000 shares were authorized under an amendment to the 2006 Plan.  In December 2013, a second amendment to the plan was approved by stockholders authorizing an additional 750,000 shares to be available for grant under the 2006 plan. The Company granted restricted stock grants covering 181,894 shares in fiscal 2015, 148,500 shares in fiscal 2014, and 189,413 shares in fiscal 2013.  As of June 30, 2015, the Company is authorized to grant an additional 553,352 shares.

The total compensation cost that has been recorded for such stock-based awards was an expense of $2.8 million in fiscal 2015, $2.1 million in fiscal 2014, and $3.9 million in fiscal 2013. The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was $1.9 million in fiscal 2015, $1.1 million in fiscal 2014, and $1.9 million in fiscal 2013.

The Company has granted a number of stock options under various plans. Options granted to employees have been granted with an exercise price equal to the market price on the grant date and expire on the tenth anniversary of the grant date. The majority of options granted to employees vest 25 percent per year, commencing with the first anniversary of the grant date. Under the 2006 Plan options have been granted with an exercise price equal to the market price on the grant date, vest over three years for non-employee directors and four years with respect to all other grants, commencing with the first anniversary of the grant date, and expire on the tenth anniversary of the grant date.

A summary of the activity of the Company's stock option plans as of June 30, 2015, 2014, and 2013 and changes during the fiscal years then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at June 30, 2012	1,362,290	$10.63	5.1	$7,829,713
Granted	---	---
Forfeited or expired	(17,925)	$13.77
Exercised	(195,575)	$9.57
Outstanding at June 30, 2013	1,148,790	$10.76	4.1	$8,606,841
Granted	---	---
Forfeited or expired	(8,500)	$13.88
Exercised	(235,192)	$12.60
Outstanding at June 30, 2014	905,098	$10.25	3.5	$10,018,958
Granted	---	---
Forfeited or expired	---	---
Exercised	(609,309)	$10.63
Outstanding at June 30, 2015	295,789	$9.47	2.6	$3,316,030
Exercisable at June 30, 2015	295,789	$9.47	2.6	$3,316,030

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015, 2014, and 2013

The total intrinsic value of options exercised during fiscal 2015, 2014, and 2013 was $8.4 million, $1.9 million, and $2.0 million, respectively.

As of June 30, 2015, we have no unrecognized compensation expense related to stock options.

Restricted Shares

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at June 30, 2012	453,425	$12.36
Granted	189,413	$18.58
Forfeited	(24,437)	$11.33
Vested	(262,438)	$12.64
Unvested at June 30, 2013	355,963	$15.75
Granted	148,500	$22.13
Forfeited	(16,975)	$13.49
Vested	(130,783)	$14.75
Unvested at June 30, 2014	356,705	$18.88
Granted	181,894	$22.75
Forfeited	(8,784)	$18.85
Vested	(133,449)	$17.53
Unvested at June 30, 2015	396,366	$21.13

Restricted shares granted to employees have been granted subject to achievement of certain time-based targets and vest evenly over a four or five-year period, commencing with the first anniversary of the grant date.

As of June 30, 2015, we had $7.0 million of total unrecognized compensation expense related to restricted shares that is expected to be recognized over the remaining weighted average period of approximately 2.7 years.

(6)	STOCK REPURCHASE PROGRAMS

On August 25, 2010, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company is authorized to repurchase up to 2,000,000 shares of our common stock. The Company has not repurchased any shares of the Company's common stock under this program.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015, 2014, and 2013

(7)           EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators used in computing earnings per share (in thousands except per share amounts):

	2015	2014	2013

Net income	$37,217	$30,681	$27,264
Basic earnings per share:
Weighted - average number of common shares outstanding	23,844	23,014	22,641
Basic earnings per share	$1.56	$1.33	$1.20
Diluted earnings per share:
Weighted - average number of common shares outstanding	23,844	23,014	22,641
Effect of stock options and other incremental shares	627	741	752
Weighted - average number of common shares outstanding – diluted	24,471	23,755	23,393
Diluted earnings per share	$1.52	$1.29	$1.17

The Company has grants that remain outstanding covering zero options in fiscal 2015 and 2014, and 39,150 options in fiscal 2013 that could potentially dilute basic earnings per share that were excluded from the EPS calculation as they were anti-dilutive in the respective years.

(8)	COMMITMENTS AND CONTINGENCIES

The Company is party to certain lawsuits in the ordinary course of business. The Company is not currently party to any proceedings which we believe will have a material adverse effect on our consolidated financial position or operations. Its subsidiary has been named as the defendant in Wilmoth et al. v. Celadon Trucking Services, Inc., a class action proceeding. A summary judgment was recently granted in favor of the plaintiffs. The Company has appealed this judgment. The Company believes that it will be successful on appeal, but that it is also reasonably possible the judgment will be upheld. The Company estimates the possible range of financial exposure associated with this claim to be between $0 and approximately $5 million. The Company currently does not have a contingency reserved for this claim, but will continue to monitor the progress of this claim to determine if a reserve is necessary in the future.

The Company has been named as the defendant in Day et al. v. Celadon Trucking Services, Inc., a class action proceeding. A judgment was recently granted in favor of the plaintiffs. The Company has appealed this judgment. The Company believes that it will be successful on appeal, but that it is also reasonably possible the judgment will be upheld. The Company estimates the possible range of financial exposure associated with this claim to be between $0 and approximately $2 million. The Company currently does not have a contingency reserved for this claim, but will continue to monitor the progress of this claim to determine if a reserve is necessary in the future.

The Company had outstanding commitments to purchase approximately $60.7 million of revenue equipment at June 30, 2015.

Standby letters of credit, not reflected in the accompanying consolidated financial statements, aggregated to approximately $1.7 million at June 30, 2015.  In addition, at June 30, 2015, 500,000 treasury shares were held in a trust as collateral for self-insurance reserves.

(9)           INCOME TAXES

The income tax provision for operations in fiscal 2015, 2014, and 2013, consisted of the following (in thousands):

	2015	2014	2013
Current:
Federal	$(7,476)	$12,958	$(3,127)
State and local	(2,634)	1,013	(2,110)
Foreign	(1,636)	509	2,180
Total current	$(11,746)	$14,480	$(3,057)
Deferred:
Federal	21,869	3,703	16,122
State and local	3,807	576	3,145
Foreign	6,715	931	1,261
Total deferred	32,391	5,210	20,528
Total	$20,645	$19,690	$17,471

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015, 2014, and 2013

No benefit or expense has been recognized for U.S. federal income taxes on current undistributed earnings of foreign subsidiaries of approximately $10.9 million, $3.8 million, and $4.3 million at June 30, 2015, 2014, and 2013, respectively.  This exception is allowable under ASC 740-30-50-2.

The Company's income tax expense varies from the statutory federal tax rate of 35% applied to income before income taxes as follows (in thousands):

	2015	2014	2013

Computed "expected" income tax expense	$20,255	$17,630	$15,484
State taxes, net of federal benefit	763	1,033	676
Non-deductible expenses	818	1,705	383
Foreign tax rate differential	(479)	(383)	364
Other, net	(712)	(295)	564
Actual income tax expense	$20,645	$19,690	$17,471

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2015 and 2014 consisted of the following (in thousands):

	2015	2014
Deferred tax assets:
Deferred equity compensation	$862	$1,755
Insurance reserves	4,328	4,167
Other	5,195	4,998
Total deferred tax assets	$10,385	$10,920

Deferred tax liabilities:
Property and equipment	$(104,186)	$(72,235)
Goodwill	(4,442)	(5,742)
Other	(2,920)	(1,567)
Total deferred tax liabilities	$(111,548)	$(79,544)

Net current deferred tax assets	$7,083	$7,651
Net non-current deferred tax liabilities	(108,246)	(76,275)
Total net deferred tax liabilities	$(101,163)	$(68,624)

As of June 30, 2015, the Company had operating loss carryforwards for income tax purposes of $12.5 million, which have expiration dates in 2031 and after.

The Company follows ASC Topic 740-10-25 Income Taxes in accounting for uncertainty in income taxes.  Topic 740-10-25 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As of June 30, 2015 and June 30, 2014, the Company recorded a $0.5 million liability in each year for unrecognized tax benefits, a portion of which represents penalties and interest.  The only periods subject to examination for our federal returns are the 2011, 2012, and 2013 tax years.

(10)	SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

We have two reportable segments comprised of our two operating segments, an asset based segment and an asset light segment. Our asset based segment includes our asset based dry van carrier and rail services, which are geographically diversified but have similar economic and other relevant characteristics, as they all provide truckload carrier services of general commodities to a similar class of customers. Our asset light segment consists of our warehousing, brokerage, and less-than-load ("LTL") operations, which we have determined qualifies as a reportable segment under ASC 280-10 Segment Reporting.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015, 2014, and 2013

	Fiscal Year Ended June 30, (Dollars in thousands)
	2015	2014	2013

Total revenues
Asset based	$810,208	$706,726	$569,688
Asset light	90,548	52,585	43,960
	900,756	759,311	613,648
Operating income
Asset based	54,824	34,179	45,190
Asset light	10,961	5,255	3,482
	65,785	39,434	48,672
Depreciation and amortization
Asset based	75,317	64,579	57,580
Asset light	---	---	---
	75,317	64,579	57,580
Interest income
Asset based	---	---	---

Interest expense
Asset based	7,776	5,071	4,931

Income before taxes
Asset based	51,474	29,121	40,259
Asset light	6,388	21,250	4,476
	57,862	50,371	44,735
Goodwill
Asset based	53,989	21,442	16,362
Asset light	1,368	1,368	1,368
	55,357	22,810	17,730
Total assets
Asset based	1,167,633	684,548	635,968
Asset light	8,056	6,267	5,194
	1,175,689	690,815	641,162

Information as to the Company's operations by geographic area is summarized below (in thousands). The Company allocates total revenue based on the country of origin of the tractor hauling the freight.

	2015	2014	2013
Total revenue:
United States	$753,208	$609,512	$534,463
Canada	102,106	115,678	48,667
Mexico	45,442	34,121	30,518
Total	$900,756	$759,311	$613,648

Long-lived assets:
United States	$756,393	$439,043	$479,852
Canada	76,025	65,719	30,094
Mexico	25,100	18,868	13,828
Total	$857,518	$523,630	$523,774

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015, 2014, and 2013

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

Level 3 – Unobservable inputs, only used to the extent that observable inputs are not available, reflect the Company's assumptions about the pricing of an asset or liability (in thousands).

	Total		Level 1		Level 2		Level 3
	Balance at June 30, 2015	Balance at June 30, 2014	Balance at June 30, 2015	Balance at June 30, 2014	Balance at June 30, 2015	Balance at June 30, 2014	Balance at June 30, 2015	Balance at June 30, 2014

Foreign currency derivatives	---	$35	---	---	---	$35	---	---

Fuel derivatives	---	---	---	---	---	---	---	---

The Company pays a fixed contract rate for foreign currency.  The fair value of foreign currency forward contracts is based on the valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.

(12)           FUEL DERIVATIVES

In our day to day business activities we are exposed to certain market risks, including the effects of changes in fuel prices. We review new ways to reduce the potentially adverse effects that the volatility of fuel markets may have on operating results. In an effort to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we may enter into futures contracts. These instruments will be heating oil futures contracts as the related index, New York Mercantile Exchange ("NYMEX"), generally exhibits high correlation with the changes in the dollars of the forecasted purchase of diesel fuel. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

As of June 30, 2015, we had no future contracts pertaining to heating oil outstanding. Previously under such contracts, we would pay a fixed rate per gallon of heating oil and receive the monthly average price of New York heating oil per the NYMEX. We previously had done retrospective and prospective regression analyses that showed the changes in the prices of diesel fuel and heating oil were deemed to be highly correlated based on the relevant authoritative guidance. Accordingly, we had designated the respective hedges as cash flow hedges.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015, 2014, and 2013

We performed both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly. If our analysis had shown that the derivatives were not highly effective as hedges, we would have discontinued hedge accounting for the period and prospectively recognized changes in the fair value of the derivatives through earnings.

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

(13)           SELECTED QUARTERLY DATA (Unaudited)

Summarized quarterly data for fiscal 2015 and 2014 follows (in thousands except per share amounts):

	Fiscal Year 2015
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

Total revenues	$193,416	$222,371	$231,702	$253,267
Operating expenses	179,948	206,802	216,374	231,846

Operating income	13,468	15,569	15,328	21,421
Other expense, net	1,092	1,969	2,066	2,797

Income before taxes	12,376	13,600	13,262	18,624
Income tax expense	4,329	5,057	4,670	6,589

Net income	$8,047	$8,543	$8,592	$12,035

Basic income per share	$0.35	$0.37	$0.37	$0.48
Diluted income per share	$0.34	$0.36	$0.36	$0.47

	Fiscal Year 2014
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

Total revenues	$175,102	$193,595	$193,228	$197,386
Operating expenses	163,570	184,652	186,446	185,208

Operating income	11,532	8,943	6,782	12,178
Other expense (income), net	983	1,100	1,053	(14,072)

Income before taxes	10,549	7,843	5,729	26,250
Income tax expense	3,983	2,717	2,247	10,743

Net income	$6,566	$5,126	$3,482	$15,507

Basic income per share	$0.29	$0.22	$0.15	$0.67
Diluted income per share	$0.28	$0.22	$0.15	$0.65

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015, 2014, and 2013

(14)           ACQUISITIONS

Material acquisitions for the year ended June 30, 2015

On October 24, 2014, we acquired the outstanding membership interests of A&S Services Group, LLC ("A&S") in New Freedom, PA for $55.0 million. We acquired trade receivables and other current assets of $19.3 million, property and equipment of $79.2 million, identifiable intangible assets of $4.5 million, and goodwill of $10.2 million and assumed $52.2 million in debt including capital leases and $6.0 million of various other liabilities.  The property and equipment includes tractors, trailers, buildings, and land that we intend to operate for the foreseeable future. We used borrowings under our existing credit facility to fund the purchase price. The purposes of the acquisition were to offer employment opportunities to A&S drivers and continue dry-van, warehouse, and brokerage services for the A&S customers.

Results of the acquired business have been included in our consolidated financial statements since the date of acquisition.  The amount of revenue and earnings generated by A&S is impracticable to discern due to the way we integrated the acquired company since acquisition.

The following unaudited pro forma consolidated results of operations for the fiscal years ended June 30, 2015, 2014, and 2013 assume that the acquisition of A&S occurred as of July 1, 2012 (in thousands).

	(Unaudited)
	Years ended
	June 30, 2015	Jun 30, 2014	June 30, 2013
Total revenue	$944,511	$868,537	$695,986
Net income	$37,650	$32,706	$29,451

The supplemental unaudited pro forma financial information above is presented for information purposes only. It is not necessarily indicative of what the Company's financial position or results of operations actually would have been had the Company completed the acquisitions at the dates indicated, nor is it intended to project the future financial position or operating results of the combined company.

Immaterial acquisitions for the year ended June 30, 2015

On September 3, 2014, we acquired certain assets of Furniture Row Express, LLC ("FRE") in Denver, CO for $10.0 million. We used borrowings under our existing credit facility to fund the purchase price. The purposes of the acquisition were to offer employment opportunities to FRE drivers and continue dry-van and temperature-controlled services for the FRE customers.

On December 12, 2014, we acquired the stock of Bee Line, Inc. ("Bee Line") in Ottoville, OH for $4.5 million. We used borrowings under our existing credit facility to fund the purchase price. The purposes of the acquisition were to offer employment opportunities to Bee Line drivers and continue dry-van services for the Bee Line customers.

On January 20, 2015, we acquired the stock of Taylor Express, Inc. ("Taylor") in Hope Mills, NC for $50.6 million. The purposes of the acquisition were to offer employment opportunities to Taylor drivers and continue dry-van and dry bulk services for the Taylor customers. The recorded amounts of assets acquired in this transaction are subject to change upon the finalization of our determination of acquisition date fair values.

The three acquisitions above were determined to be immaterial individually and in the aggregate.

The assets and liabilities acquired were recorded at fair value at the time of acquisition. The goodwill recorded for each acquisition relates to anticipated future cash flows and operating efficiencies.

Acquisitions for the year ended June 30, 2014

On August 26, 2013, we acquired certain assets and assumed certain liabilities of Houg, LLC ("Houg") in Denver, CO. We used borrowings under our existing line of credit to fund the purchase price. The purposes of the acquisition were to offer employment opportunities to Houg drivers and continue dry-van and temperature-controlled services for the Houg customers.

On August 26, 2013, we acquired certain assets and assumed certain liabilities of Land Span Motor Equipment, Inc. ("Land Span") in Lakeland, FL for $5.4 million. We used borrowings under our existing line of credit to fund the purchase price. The purposes of the acquisition were to offer employment opportunities to Land Span drivers and continue dry-van services for the Land Span customers.

On September 13, 2013, we acquired the stock of TCI Logistics, Inc. ("TCI") in Kernersville, NC for $2.9 million. We used borrowings under our existing line of credit to fund the purchase price. The purposes of the acquisition were to continue employment of TCI drivers and continue dry-van services for the TCI customers.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015, 2014, and 2013

On September 16, 2013, we acquired certain assets and assumed certain liabilities of Hoss Cartage & Distribution Systems, Inc. ("Hoss") in Ayr, Ontario, Canada for $1.2 million. We used borrowings under our existing line of credit to fund the purchase price. The purposes of the acquisition were to offer employment opportunities to Hoss drivers and continue dry-van services for the Hoss customers. Additionally, on November 13, 2013, we purchased land and a building from Hoss for $1.8 million.

On November 1, 2013, we acquired the stock of Osborn Transportation, Inc. ("Osborn") in Gadsden, AL for $21.0 million, including $5.5 million to be paid out in future payments. We used borrowings under our existing line of credit to fund the purchase price. The purposes of the acquisition were to continue employment of Osborn drivers and continue dry-van services for the Osborn customers.

On November 15, 2013, we acquired certain assets and assumed certain liability of N. Yanke Transfer Ltd. ("Yanke") in Saskatchewan, Canada for $17.9 million. We used borrowings under our existing line of credit to fund the purchase price. The purposes of the acquisition were to continue employment of Yanke drivers and continue dry-van services for the Yanke customers.

On June 24, 2014, we acquired certain assets and assumed certain liabilities of Evans Group, Inc. ("Evans") in Butler, IN. We used borrowings under our existing line of credit to fund the purchase price. The purposes of the acquisition were to offer employment opportunities to Evans drivers and continue dry-van and flatbed services for the Evans customers.

The above acquisitions were determined to be immaterial individually and in the aggregate.

(15)           GOODWILL AND OTHER INTANGIBLE ASSETS

The acquired intangible assets relate to customer relations and trade names acquired through acquisitions in fiscal 2015 and 2014.  All acquired intangible assets relate to our asset based business. The intangible assets acquired will be amortized on a straight-line basis through 2041 (dollar amounts below in thousands).

		Intangibles
	June 30, 2014	Current year Additions	June 30, 2015
Gross carrying amount	$650	$7,446	$8,096
Amortization	237	811	1,048
Net carrying amount	$413	$8,257	$7,048

The additions to goodwill relate to the A&S, Bee Line, and Taylor acquisitions of $10.2 million, $2.0 million, and $20.4 million respectively.  The A&S and Taylor related goodwill is tax deductible (dollar amounts below in thousands).

		Goodwill
	June 30, 2014	Current year additions	June 30, 2015
Asset based	$21,442	$32,547	$53,989
Asset light	1,368	---	1,368
Total Goodwill	$22,810	$32,547	$55,357

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015, 2014, and 2013

(16)           GAIN ON DISPOSITION OF EQUIPMENT

We routinely sell equipment to Element Financial Corp. ("Element") under our agreement with Element for use by independent contractors. Total net sales proceeds of units purchased with the intent to sell during the fiscal year ended June 30, 2015 were $329.0 million. In accordance with ASC 605-45, we recorded these transactions on a net basis as an agent versus grossing up the sales in revenue and costs of goods sold as a principal. The net gain as a result of these transactions in the fiscal year ended June 30, 2015 was $21.5 million.  We had sales of previously operated Celadon units to Element of $65.3 million for the fiscal year ended June 30, 2015 compared to $76.5M for the fiscal year ended June 30, 2014.  All sales to Element for the fiscal year ended June 30, 2014 consisted entirely of previously operated Celadon units.

(17)           RECLASSIFICATION AND ADJUSTMENTS

Certain items in the fiscal 2014 and fiscal 2013 consolidated financial statements have been reclassified to conform to the current presentation.  The reclassifications had no impact on earnings.

SCHEDULE II

CELADON GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS

Years ended June 30, 2015, 2014, and 2013

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period

Year ended June 30, 2013:
Allowance for doubtful accounts	$1,006,689	$0	$87,880	(a)	$918,809
Reserves for claims payable as self-insurer	$11,343,069	$14,669,698	$14,783,848	(b)	$11,228,919

Year ended June 30, 2014:
Allowance for doubtful accounts	$918,809	$100,000	$76,689	(a)	$942,120
Reserves for claims payable as self-insurer	$11,228,919	$14,892,657	$13,126,649	(b)	$12,994,927

Year ended June 30, 2015:
Allowance for doubtful accounts	$942,120	$240,116	$180,151	(a)	$1,002,085
Reserves for claims payable as self-insurer	$12,994,927	$22,371,877	$19,750,176	(b)	$15,616,628

(a)	Represents accounts receivable net write-offs.
(b)	Represents claims paid.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Based upon that Evaluation, our Certifying Officers have concluded that, as of June 30, 2015, the Company's disclosure controls and procedures are effective.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015, using criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In making this assessment management used the criteria set forth by COSO in Internal Control—Integrated Framework (1992).  As permitted by SEC guidance, management excluded from its assessment the operations of the A&S and Taylor acquisitions made during fiscal 2015, which are described in note 14 of the consolidated financial statements.  The total assets of the entities acquired in these acquisition represents approximately 11.3% of the Company’s total consolidated assets, net of goodwill, as of June 30, 2015.  Based on this assessment, our management has concluded that as of June 30, 2015, our internal control over financial reporting is effective based on those criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of June 30, 2015 has been audited by BKD LLP, an independent registered public accounting firm, as stated in their attestation report.  See "Financial Statements and Supplementary Data" under Item 8 of this Annual Report on Form 10-K for BKD LLP's attestation report.

Changes in Internal Control over Financial Reporting

The Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting.  On October 24, 2014, and January 20, 2015 we completed acquisitions of A&S and Taylor, and as a result we extended our oversight and monitoring process that support our internal control over financial reporting during the Company’s 2015 fiscal year to include the operations of A&S and Taylor. Otherwise, there were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 10.                 Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2015 Annual Meeting of Stockholders.

Item 11.                 Executive Compensation

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2015 Annual Meeting of Stockholders.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2015 Annual Meeting of Stockholders. The following table provides certain information as of June 30, 2015, with respect to our compensation plans and other arrangements under which shares of our common stock are authorized for issuance.

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of June 30, 2015:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	692,155	$16.15	553,352

Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2015 Annual Meeting of Stockholders.

Item 14.                 Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2015 Annual Meeting of Stockholders.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(b)           Exhibits (Numbered in accordance with Item 601 of Regulation S-K).

2.1
Membership Interest Purchase Agreement by and among A&S Services Group, LLC, and holders of interests therein, and Celadon Trucking Services, Inc., dated October 24, 2014.  (Incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 9, 2015.)

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

10.2
Amendment dated September 30, 2001 to Separation Agreement between the Company and Paul A. Will dated March 3, 2000. (Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed with the SEC on September 30, 2002.) *

10.3	Celadon Group, Inc., 2006 Omnibus Incentive Plan. (Incorporated by reference to Appendix B to the Company's definitive proxy statement, filed with the SEC on December 19, 2005.) *
10.4
Celadon Group, Inc. Form of Award Notice for Employees for Restricted Stock Awards. (Incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 4, 2006.) *

10.5
Celadon Group, Inc. Form of Award Notice for Employees for Incentive Stock Option Grants. (Incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 4, 2006.) *

10.6
Celadon Group, Inc. Form of Award Notice for Non-Employee Directors for Non-Qualified Stock Option Grants. (Incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 4, 2006.) *

10.7	Amendment to the Celadon Group, Inc., 2006 Omnibus Incentive Plan. (Incorporated by reference to the Company's definitive proxy statement, filed with the SEC on October 3, 2008.) *
10.8
Service Agreement dated December 11, 2013 between the Company and Stephen Russell. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 10, 2014.) *

10.9
Program Agreement dated March 31, 2014, by and among the Company, Quality Equipment Leasing, LLC, and Element Financial Corp. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 12, 2014.)

10.10
Service Agreement dated March 31, 2014, by and among the Company, Quality Equipment Leasing, LLC, and Element Financial Corp. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 12, 2014.)

10.11
Portfolio Purchase and Sale Agreement dated March 31, 2014, by and among the Company, Quality Equipment Leasing, LLC, and Element Financial Corp. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 12, 2014.)

10.12
Amended and Restated Credit Agreement dated December 12, 2014, among Celadon Group, Inc., certain subsidiaries, and Bank of America, N.A. and other lenders party thereto.  (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 9, 2015.)

10.13
First Amendment to Amended and Restated Credit Agreement, dated as of May 26, 2015, by and among Celadon Group, Inc., the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative Agent, Swing Line Lender, and L/C Issuer. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 27, 2015.)

21	Subsidiaries. #
23.1	Consent of Independent Registered Public Accounting Firm – BKD LLP. #
23.2	Consent of Independent Registered Public Accounting Firm – KPMG LLP. #
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company's Chief Executive Officer. #
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Bobby L. Peavler, the Company's Chief Financial Officer. #
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company's Chief Executive Officer. #
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Bobby L. Peavler, the Company's Chief Financial Officer. #
101.INS**	XBRL Instance Document #
101.SCH**	XBRL Taxonomy Extension Schema Document #
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document #
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document #
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document #
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document #
_______________________
*	Management contract or compensatory plan or arrangement.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be "furnished" and not "filed."
#	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this September 10, 2015.

Celadon Group, Inc.

By:	/s/ Paul A. Will
Paul A. Will Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. Will	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 10, 2015
Paul A. Will

/s/ Bobby Peavler	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer and Principal Accounting Officer)	September 10, 2015
Bobby Peavler

/s/ Stephen Russell	Director	September 10, 2015
Stephen Russell

/s/ Michael Miller	Director	September 10, 2015
Michael Miller

/s/ Robert Long	Director	September 10, 2015
Robert Long

/s/ Catherine Langham	Director	September 10, 2015
Catherine Langham

EXHIBIT INDEX
Exhibit Number	Description
2.1
Membership Interest Purchase Agreement by and among A&S Services Group, LLC, and holders of interests therein, and Celadon Trucking Services, Inc., dated October 24, 2014.  (Incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 9, 2015.)

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

10.2
Amendment dated September 30, 2001 to Separation Agreement between the Company and Paul A. Will dated March 3, 2000. (Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed with the SEC on September 30, 2002.) *

10.3	Celadon Group, Inc., 2006 Omnibus Incentive Plan. (Incorporated by reference to Appendix B to the Company's definitive proxy statement, filed with the SEC on December 19, 2005.) *
10.4
Celadon Group, Inc. Form of Award Notice for Employees for Restricted Stock Awards. (Incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 4, 2006.) *

10.5
Celadon Group, Inc. Form of Award Notice for Employees for Incentive Stock Option Grants. (Incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 4, 2006.) *

10.6
Celadon Group, Inc. Form of Award Notice for Non-Employee Directors for Non-Qualified Stock Option Grants. (Incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 4, 2006.) *

10.7	Amendment to the Celadon Group, Inc., 2006 Omnibus Incentive Plan. (Incorporated by reference to the Company's definitive proxy statement, filed with the SEC on October 3, 2008.) *
10.8
Service Agreement dated December 11, 2013 between the Company and Stephen Russell. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 10, 2014.) *

10.9
Program Agreement dated March 31, 2014, by and among the Company, Quality Equipment Leasing, LLC, and Element Financial Corp. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 12, 2014.)

10.10
Service Agreement dated March 31, 2014, by and among the Company, Quality Equipment Leasing, LLC, and Element Financial Corp. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 12, 2014.)

10.11
Portfolio Purchase and Sale Agreement dated March 31, 2014, by and among the Company, Quality Equipment Leasing, LLC, and Element Financial Corp. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 12, 2014.)

10.12
Amended and Restated Credit Agreement dated December 12, 2014, among Celadon Group, Inc., certain subsidiaries, and Bank of America, N.A. and other lenders party thereto.  (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 9, 2015.)

10.13
First Amendment to Amended and Restated Credit Agreement, dated as of May 26, 2015, by and among Celadon Group, Inc., the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative Agent, Swing Line Lender, and L/C Issuer. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 27, 2015.)

21	Subsidiaries. #
23.1	Consent of Independent Registered Public Accounting Firm – BKD LLP. #
23.2	Consent of Independent Registered Public Accounting Firm – KPMG LLP. #
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company's Chief Executive Officer. #
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Bobby L. Peavler, the Company's Chief Financial Officer. #
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company's Chief Executive Officer. #
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Bobby L. Peavler, the Company's Chief Financial Officer. #
101.INS**	XBRL Instance Document #
101.SCH**	XBRL Taxonomy Extension Schema Document #
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document #
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document #
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document #
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document #
_______________________
*	Management contract or compensatory plan or arrangement.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be "furnished" and not "filed."
#	Filed herewith.