Form 10-Q
period 2015-09-30
CELADON GROUP INC
filed 2015-11-09
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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
Yes [  ]  No [X]

As of November 9, 2015 (the latest practicable date), 27,851,827 shares of the registrant's common stock, par value $0.033 per share, were outstanding.

CELADON GROUP, INC.

Index to

September 30, 2015 Form 10-Q

PART I.	FINANCIAL INFORMATION

Item I.	Financial Statements

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Dollars and shares in thousands except per share amounts)
(Unaudited)

	For the three months ended
	September 30,
	2015	2014
OPERATING REVENUE:
Freight revenue	$237,812	$157,704
Fuel surcharge revenue	28,309	35,712
Total revenue	266,121	193,416

OPERATING EXPENSES:
Salaries, wages, and employee benefits	81,478	57,222
Fuel	27,728	39,985
Purchased transportation	89,031	43,637
Revenue equipment rentals	2,222	2,590
Operations and maintenance	17,606	11,240
Insurance and claims	6,928	5,676
Depreciation and amortization	21,601	15,556
Communications and utilities	2,344	1,830
Operating taxes and licenses	4,971	3,315
General and other operating	4,282	3,455
Gain on disposition of equipment	(13,242)	(4,558)
Total operating expenses	244,949	179,948

Operating income	21,172	13,468

Interest expense	3,152	1,169
Other (income) expense	100	(78)
Income before income taxes	17,920	12,377
Income tax expense	6,553	4,329
Net income	$11,367	$8,048

Income per common share:
Diluted	$0.41	$0.34
Basic	$0.41	$0.35

Diluted weighted average shares outstanding	27,966	23,934
Basic weighted average shares outstanding	27,453	23,240

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (in thousands)
(Unaudited)

	For the three months ended
	September 30,
	2015	2014

Net income	$11,367	$8,048
Other comprehensive income (loss):
Unrealized gain (loss) on fuel derivative instruments, net of tax	(476)	---
Unrealized gain (loss) on currency derivative instruments, net of tax	---	(35)
Foreign currency translation adjustments, net of tax	(9,431)	(3,852)
Total other comprehensive income (loss)	(9,907)	(3,887)
Comprehensive income	$1,460	$4,161

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2015 and June 30, 2015
(Dollars and shares in thousands except par value)

	(unaudited)
	September 30,	June 30,
ASSETS	2015	2015

Current assets:
Cash and cash equivalents	$24,844	$24,699
Trade receivables, net of allowance for doubtful accounts of $1,385 and $1,002 at September 30, 2015 and June 30, 2015, respectively	134,916	130,892
Prepaid expenses and other current assets	44,664	33,267
Tires in service	2,174	1,857
Equipment held for resale	175,125	102,447
Income tax receivable	10,440	17,926
Deferred income taxes	6,553	7,083
Total current assets	398,716	318,171
Property and equipment	932,867	935,976
Less accumulated depreciation and amortization	142,400	147,446
Net property and equipment	790,467	788,530
Tires in service	2,587	2,173
Goodwill	57,130	55,357
Investment in unconsolidated companies	2,000	---
Other assets	11,321	11,458
Total assets	$1,262,221	$1,175,689

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$17,042	$13,699
Accrued salaries and benefits	15,147	16,329
Accrued insurance and claims	16,486	14,808
Accrued fuel expense	10,345	10,979
Accrued purchased transportation	20,795	16,259
Accrued equipment purchases	21,307	775
Deferred leasing revenue	40,696	31,872
Other accrued expenses	25,657	31,835
Current maturities of long term debt	781	948
Current maturities of capital lease obligations	65,390	62,992
Total current liabilities	233,646	200,496
Capital lease obligations, net of current maturities	385,998	366,452
Long term debt	162,635	133,199
Other long term liabilities	500	953
Deferred income taxes	111,433	108,246
Stockholders' equity:
Common stock, $0.033 par value, authorized 40,000 shares; issued and outstanding 28,352 and 28,342 shares at September 30, 2015 and June 30, 2015, respectively	936	935
Treasury stock at cost; 500 shares at September 30, 2015 and June 30, 2015, respectively	(3,453)	(3,453)
Additional paid-in capital	196,436	195,682
Retained earnings	206,230	195,412
Accumulated other comprehensive loss	(32,140)	(22,233)
Total stockholders' equity	368,009	366,343
Total liabilities and stockholders' equity	$1,262,221	$1,175,689

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the three months ended
	September 30,
	2015	2014

Cash flows from operating activities:
Net income	$11,367	$8,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,730	15,625
Gain on sale of equipment	(13,242)	(4,558)
Stock based compensation	747	720
Deferred income taxes	4,005	2,775
Provision for doubtful accounts	144	60
Changes in assets and liabilities:
Trade receivables	(2,095)	5,370
Income taxes	7,175	1,845
Tires in service	(773)	555
Prepaid expenses and other current assets	(11,735)	(17,213)
Other assets	(2,894)	(170)
Accounts payable and accrued expenses	36,270	(4,208)
Equipment held for resale	(73,506)	---
Net cash (used in) provided by operating activities	(22,807)	8,849

Cash flows from investing activities:
Purchase of property and equipment	(67,442)	(78,828)
Proceeds on sale of property and equipment	115,490	71,927
Purchase of businesses, net of cash acquired	(12,604)	(10,048)
Investment in unconsolidated entity	(2,000)	---
Net cash provided by (used in) investing activities	33,444	(16,949)

Cash flows from financing activities:
Proceeds from borrowings on long-term debt	303,520	162,100
Payments on bank borrowing on long-term debt	(275,138)	(133,100)
Principal payments under capital lease obligations	(38,885)	(26,648)
Dividends paid	(549)	(464)
Proceeds from issuance of common stock	7	852
Net cash (used in) provided by financing activities	(11,045)	2,740
Effect of exchange rates on cash and cash equivalents	553	(51)
Increase (Decrease) in cash and cash equivalents	145	(5,411)
Cash and cash equivalents at beginning of period	24,699	15,508
Cash and cash equivalents at end of period	$24,844	$10,097
Supplemental disclosure of cash flow information:
Interest paid	$3,152	$1,181
Income taxes paid	$81	$4,200
Lease obligation incurred in the purchase of equipment	$60,828	$41,695

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1.           Basis of Presentation

References in this Report on Form 10-Q to "we," "us," "our," "Celadon," the "Company," or similar terms refer to Celadon Group, Inc. and its consolidated subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of Celadon Group, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America and Regulation S-X, instructions to Form 10-Q, and other relevant rules and regulations of the Securities and Exchange Commission (the "SEC"), as applicable to the preparation and presentation of interim financial information. Certain information and footnote disclosures have been omitted or condensed pursuant to such rules and regulations. We believe all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations in interim periods are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2015.

The preparation of the financial statements in conformity with United States generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

2.           Earnings Per Share (in thousands, except per share data)

A reconciliation of the basic and diluted earnings per share is as follows:

	For the three months ended
	September 30,
	2015	2014
Weighted average common shares outstanding – basic	27,453	23,240
Dilutive effect of stock options and unvested restricted stock units	513	694
Weighted average common shares outstanding – diluted	27,966	23,934

Net income	$11,367	$8,048
Earnings per common share:
Basic	$0.41	$0.35
Diluted	$0.41	$0.34

For the three months ended September 30, 2015 and September 30, 2014, there were no shares classified as anti-dilutive.

3.           Stock Based Compensation

The following table summarizes the components of our stock based compensation program expense (in thousands):

	For the three months ended
	September 30,
	2015	2014
Stock compensation expense for options, net of forfeitures	$0	$24
Stock compensation expense for restricted stock, net of forfeitures	747	696
Total stock compensation expense	$747	$720

As of September 30, 2015, we have no unrecognized compensation cost related to unvested options granted under our 2006 Omnibus Incentive Plan, as amended (the "2006 Plan").

A summary of the award activity of our stock option plans as of September 30, 2015, and changes during the three-month period then ended is presented below:

Options	Options Totals	Weighted-Average Exercise Price per Share
Outstanding at July 1, 2015	295,789	$9.47
Granted	---	---
Vested and Issued	9,950	$12.61
Forfeited	---	---
Outstanding at September 30, 2015	285,839	$9.36
Exercisable at September 30, 2015	285,839	$9.36

As of September 30, 2015, we also have approximately $6.2 million of unrecognized compensation expense related to restricted stock awards, which is anticipated to be recognized over a weighted-average period of 2.5 years and a total period of 3.4 years. A summary of the restricted stock award activity under the 2006 Plan as of September 30, 2015, and changes during the three-month period then ended is presented below:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value
Unvested at July 1, 2015	396,366	$21.13
Granted	---	---
Vested and Issued	3,000	$14.36
Forfeited	420	$22.00
Outstanding at September 30, 2015	392,946	$21.18

The grant date fair value of each restricted stock award is based on the closing market price on the date of grant.

4.           Segment Information

We have three reportable segments comprised of an asset-based segment, an asset-light based segment and an equipment leasing and services segment. Our asset-based segment includes our asset-based dry van carrier and rail services, which are geographically diversified but have similar economic and other relevant characteristics, as they all provide truckload carrier services of general commodities to a similar class of customers. Our asset-light based segment consists of our warehousing, brokerage, and less-than-truckload ("LTL") operations. Our equipment leasing and services segment consists of tractor and trailer sales and leasing. This segment also includes revenues from insurance, maintenance, and other ancillary services that we provide for independent contractors. We have determined that these segments qualify as reportable segments under ASC 280-10, Segment Reporting. Information regarding our reportable segments is summarized below (in thousands):

	Operating Revenue
	For the three months ended
	September 30,
	2015	2014
Asset-based	$230,775	$176,869
Asset-light based	30,584	16,547
Equipment leasing and services	4,762	---
Total	$266,121	$193,416

	Operating Income
	For the three months ended
	September 30,
	2015	2014
Asset-based	$7,383	$11,249
Asset-light based	3,928	2,219
Equipment leasing and services	9,861	---
Total	$21,172	$13,468

Results of the Equipment leasing and services segment prior to the current fiscal year are impracticable to discern due to the way we had costs integrated with our asset-based segment.

Information as to our operating revenue by geographic area is summarized below (in thousands). We allocate operating revenue based on the country of origin of the tractor hauling the freight:

	Operating Revenue
	For the three months ended
	September 30,
	2015	2014
United States	$232,710	$153,186
Canada	21,944	29,206
Mexico	11,467	11,024
Consolidated	$266,121	$193,416

5.           Income Taxes

Our effective income tax rate was 36.6% for the three-month period ended September 30, 2015, compared with 35.0% for the three-month period ended September 30, 2014. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits. The change in the proportion of income from domestic and foreign sources affects our effective tax rate. Income tax expense also varies from the amount computed by applying the statutory federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Under this pay structure, drivers who meet the requirements and elect to receive per diem pay are generally required to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases our drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes.  As a result, salaries, wages, and employee benefits are slightly lower, and our effective income tax rate is higher than the statutory rate.  Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases because aggregate per diem pay becomes smaller in relation to pre-tax income.  Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to be paid under this pay structure.

We follow ASC Topic 740-10-25 in accounting for uncertainty in income taxes ("Topic 740"). Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We account for any uncertainty in income taxes by determining whether it is more likely than not that a tax position taken or expected to be taken in a tax return will be sustained upon examination by the appropriate taxing authority based on the technical merits of the position.  In that regard, we have analyzed filing positions in our federal and applicable state tax returns as well as in all open tax years.  The only periods subject to examination for our federal returns are the 2011 through 2013 tax years.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations, or cash flows.  As of September 30, 2015, we recorded a $0.5 million liability for unrecognized tax benefits, a portion of which represents penalties and interest.

6.           Commitments and Contingencies

We are party to certain lawsuits in the ordinary course of business. We are not currently party to any proceedings which we believe will have a material adverse effect on our consolidated financial position or operations. Our subsidiary has been named as the defendant in Wilmoth et al. v. Celadon Trucking Services, Inc., a class action proceeding. A summary judgment was recently granted in favor of the plaintiffs. We have appealed this judgment. We believe that we will be successful on appeal, but that it is also reasonably possible the judgment will be upheld. We estimate the possible range of financial exposure associated with this claim to be between $0 and approximately $5 million. We currently do not have a contingency reserved for this claim, but will continue to monitor the progress of this claim to determine if a reserve is necessary in the future.

We have been named as the defendant in Day et al. v. Celadon Trucking Services, Inc., a class action proceeding. A judgment was recently granted in favor of the plaintiffs. We have appealed this judgment. We believe that we will be successful on appeal, but that it is also reasonably possible the judgment will be upheld. We estimate the possible range of financial exposure associated with this claim to be between $0 and approximately $2 million. We currently do not have a contingency reserved for this claim, but will continue to monitor the progress of this claim to determine if a reserve is necessary in the future.

We have outstanding commitments to purchase approximately $23.3 million of revenue equipment at September 30, 2015.

Standby letters of credit, not reflected in the accompanying condensed consolidated financial statements, aggregated approximately $2.2 million at September 30, 2015.  In addition, at September 30, 2015, 500,000 treasury shares were held in a trust as collateral for self-insurance reserves.

7.           Lease Obligations and Long-Term Debt

Leases

We lease certain revenue and service equipment under long-term lease agreements, payable in monthly installments.

Equipment obtained under a capital lease is reflected on our condensed consolidated balance sheet as owned and the related leases bear interest rates ranging from 1.4% to 3.6% per annum maturing at various dates through 2022.

Assets held under operating leases are not recorded on our condensed consolidated balance sheet. We lease revenue and service equipment under non-cancellable operating leases expiring at various dates through December 2018.

Long-Term Debt

We had debt, excluding capital leases, of $163.4 million at September 30, 2015, of which $162.0 million relates to our credit facility. Debt includes revenue equipment installment notes of $1.4 million with an average interest rate of 4.6 percent at September 30, 2015, due in monthly installments with final maturities at various dates through June 2019.

Future minimum lease payments relating to capital leases and operating leases as of September 30, 2015 (in thousands):

	Capital Leases	Operating Leases
2016	$74,935	$4,888
2017	92,959	1,548
2018	187,005	5,855
2019	46,051	1,559
2020	24,853	---
Thereafter	54,882	---
Total minimum lease payments	$480,685	$13,850
Less amounts representing interest	29,297
Present value of minimum lease payments	451,388
Less current maturities	65,390
Non-current portion	$385,998

8.           Fair Value Measurements

ASC 820-10 Fair Value Measurements defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This standard establishes a three-level hierarchy for fair value measurements based upon the significant inputs used to determine fair value. Observable inputs are those which are obtained from market participants external to us, while unobservable inputs are generally developed internally, utilizing management’s estimates assumptions, and specific knowledge of the nature of the assets or liabilities and related markets. The three levels are defined as follows:

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities (in thousands) that are required to be measured at fair value as of September 30, 2015, and June 30, 2015.

			Level 1		Level 2		Level 3
	Balance	Balance	Balance	Balance	Balance	Balance	Balance	Balance
	at	at	at	at	at	at	at	at
	September	June	September	June	September	June	September	June
	30,	30,	30,	30,	30,	30,	30,	30,
	2015	2015	2015	2015	2015	2015	2015	2015
Foreign currency derivatives	$ ---	$ ---	$ ---	$ ---	$ ---	$ ---	$ ---	$ ---
Fuel derivatives	(760)	---	---	---	(760)	---	---	---

We pay a fixed contract rate for foreign currency.  The fair value of foreign currency forward contracts is based on the valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.

Our other financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term debt, and capital lease obligations.  At September 30, 2015 the fair value of these instruments were approximated by their carrying values.

9.           Fuel Derivatives

In our day to day business activities we are exposed to certain market risks, including the effects of changes in fuel prices. We review new ways to reduce the potentially adverse effects that the volatility of fuel markets may have on operating results. In an effort to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we may enter into futures contracts. These instruments will be heating oil futures contracts as the related index, New York Mercantile Exchange (“NYMEX”), generally exhibits high correlation with the changes in the dollars of the forecasted purchase of diesel fuel. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

We have entered into futures contracts relating to 5,292,000 total gallons of diesel fuel, or 336,000 gallons per month for October 2015 through February 2017, approximately 10.0% of our monthly projected fuel requirements through February 2017.   Under these contracts, we pay a fixed rate per gallon of heating oil and receive the monthly average price of New York heating oil per the NYMEX. We have done retrospective and prospective regression analyses that showed the changes in the prices of diesel fuel and heating oil were deemed to be highly effective based on the relevant authoritative guidance.  Accordingly, we have designated the respective hedges as cash flow hedges.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly.  If our analysis shows that the derivatives are not highly effective as hedges, we will discontinue hedge accounting for the period and prospectively recognize changes in the fair value of the derivative being recognized through earnings.  As a result of our effectiveness assessment at inception and at September 30, 2015, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

We recognize all derivative instruments at fair value on our condensed consolidated balance sheets in other assets or other accrued expenses.  Our derivative instruments are designated as cash flow hedges, thus the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income and will be reclassified into earnings in the same period during which the hedged transactions affect earnings.  The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item.  To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in other income or expense on our condensed consolidated statements of income.  The ineffective portion of the hedge for the quarter ended September 30, 2015 was immaterial and therefore not recognized through earnings.

Based on the amounts in accumulated other comprehensive income as of September 30, 2015, and the expected timing of the purchases of the diesel fuel hedged, we expect to reclassify $0.8 million of loss on derivative instruments from accumulated other comprehensive income to our condensed consolidated statement of income, as an offset to fuel expense, due to the actual diesel fuel purchases.  The amounts actually realized will depend on the fair values as of the date of settlement.

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties with which we have these agreements.  Our credit exposure related to these financial instruments is represented by the fair value of contracts reported as liabilities.  To evaluate credit risk, we review each counterparty's audited financial statements and credit ratings and obtain references.  Any credit valuation adjustments deemed necessary would be reflected in the fair value of the instrument.  As of September 30, 2015, we have not made any such adjustments.

10.           Dividend

On July 28, 2015, we declared a cash dividend of $0.02 per share of common stock.  The dividend was payable to shareholders of record on October 9, 2015, and was paid on October 23, 2015. Future payment of cash dividends, and the amount of any such dividends, will depend on our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

11.           Acquisitions

Immaterial acquisitions for the quarter ended September 30, 2015

In July 2015, we acquired certain assets of Buckler Transport, Inc. (“Buckler”) in Roulette, PA, for $13.7 million. The assets acquired include tractors and trailers that we intend to operate in the short term. We used borrowings under our existing credit facility to fund the purchase price. The purposes of the acquisition were to offer employment opportunities to Buckler drivers and to diversify into the hot asphalt and fracking industry.

12.           Goodwill and Other Intangible Assets

The acquired intangible assets, included in the condensed consolidated balance sheet within other assets, relate to customer relations acquired through acquisition in fiscal 2015.  There have been no additions to intangible assets in fiscal 2016. All previously acquired intangibles relate to our asset-based business. The intangible assets are being amortized on a straight-line basis through 2041 (dollar amounts below in thousands).

	Intangibles
	June 30, 2015	Current Year Additions	September 30, 2015
Gross carrying amount	$8,096	---	$8,096
Accumulated amortization	1,048	$41	1,089
	$7,048	$41	$7,007

The additions to goodwill relate to the Buckler acquisition of $1.8 million. The Buckler related goodwill is tax deductible (dollar amounts below in thousands).

	Goodwill
	June 30, 2015	Current year Additions	September 30, 2015
Asset-based	$53,989	$1,773	$55,762
Asset-light based	$1,368	---	$1,368
Total Goodwill	$55,357	$1,773	$57,130

13.           Equipment Leasing and Services Segment

We routinely sell equipment to Element Financial Corp. ("Element") under our agreement with Element for use by independent contractors. Total net sales proceeds of units purchased with the intent to sell during the quarter ended September 30, 2015 were $152.5 million. In accordance with ASC 605-45, we recorded these transactions on a net basis as an agent versus grossing up the sales in revenue and costs of goods sold as a principal. The net gain as a result of these transactions in the quarter ended September 30, 2015 was $12.9 million.  The $9.9 million of operating income reported under the equipment leasing and services segment is a result of the $12.9 million in gains recorded on a net basis for the quarter ended September 30, 2015.

14.           Unconsolidated Related-party Investments

In late September 2015, Quality Equipment Leasing, LLC and Quality Companies, LLC (together, “Quality” or “Quality Companies”), our wholly owned subsidiaries, entered into a Portfolio Purchase and Sale Agreement, a Fleet Program Agreement, a Service Agreement and a Program Agreement with 19th Capital Group, LLC (“19th Capital”). Under the Portfolio Purchase and Sale Agreement, 19th Capital purchased a portfolio of Quality's independent contractor leases and associated assets for approximately $13.6 million. The portfolio includes leases for approximately 110 tractors and 130 trailers currently in service with our independent contractors and other partner carriers. The net gain as a result of this transaction in the quarter ended September 30, 2015 was $0.1 million.

Under the Program Agreement, 19th Capital will finance the renewal and expansion of transportation assets operated by independent lessees under contract with us. Under related agreements, Quality will provide administrative and servicing support for 19th Capital’s lease and financing portfolio, certain driver recruiting, lease payment remittance, maintenance, and insurance services, which the Company has deferred $1.3 million which is included in deferred leasing revenue on the condensed consolidated balance sheet as of September 30, 2015.  Under the Fleet Program Agreement, 19th Capital will have the opportunity to provide leases and financing to our partner carriers.

These transactions resulted in finalization of the prior formation of 19th Capital, which was established with capital contributions from us (33.33%) and Tiger ELS, LLC (“Tiger”) (67.67%), an entity controlled by Larsen MacColl Partners, an unaffiliated investment firm. As of September 30, 2015, we had invested $2.0 million of the total capital contributions to 19th Capital of $6.0 million.  In addition to the Company’s ownership, certain management own a membership interest in 19th Capital.

15.           Reclassifications and Adjustments

Certain items in the fiscal 2015 condensed consolidated financial statements have been reclassified to conform to the current presentation.  The reclassifications had no impact on earnings.

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Forward Looking Statements

Except for certain historical information contained herein, this report contains certain statements that may be considered "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of revenues, earnings, cash flows, dividends, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed acquisition plans, new services, or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing.  In this Item 2, statements regarding our ability to reduce future fuel consumption and increase fuel efficiency, future prices of fuel, future freight rates, future industry capacity, future purchased transportation expenses, future costs of maintenance and operations, future driver recruiting and retention costs, future depreciation and gains on sale of equipment, future income tax rates, future insurance and claims expenses, our ability to grow our independent contractor fleet, expected capital expenditures, the likelihood and impact of future acquisitions, our future ability to fund operating expenses, future used equipment values, future dividends, future revenue and growth, and future sources of liquidity, among others, are forward-looking statements. Words such as "believe," "may," "could," "will," "expects," "hopes," "estimates," "projects," "intends," "anticipates," and "likely," and variations of these words, or similar expressions, terms, or phrases, are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks, assumptions, and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended June 30, 2015, along with any supplements in Part II below.  Readers should review and consider the factors discussed in "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended June 30, 2015, along with any supplements in Part II below, in addition to various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Business Overview

We are one of North America's largest truckload carriers as measured by revenue. We generated $900.8 million in operating revenue during our fiscal year ended June 30, 2015. We offer a broad range of truckload transportation and logistics services within the United States, including long-haul, regional, dedicated, temperature-controlled, less-than-truckload, intermodal, and logistics. Through a series of acquisitions, we have expanded our operations and service offerings both within the United States and internationally. These acquisitions have contributed significantly to our driver fleet and improved lane density, freight mix, and customer diversity, as well as helping us expand our international operations. Through our asset and asset-light services, we are able to transport or arrange for transportation throughout the United States, Canada, and Mexico.

Approximately 34% of our revenue for fiscal 2015 was derived from international operations, and we believe our international operations offer an attractive business niche. The additional complexity involved with developing cross-border business partners, a strong organization, and an adequate infrastructure in Mexico afford some barriers to competition that are not present in traditional U.S. truckload service. We have also pursued opportunities to expand our operations in Canada through acquisitions and we plan to continue expanding our cross-border operations to take advantage of these opportunities.

Recent Results of Operations

Our results of operations for the quarter ended September 30, 2015, compared to the same period in 2014 are:

•	Total revenue increased 37.6% to $266.1 million from $193.4 million;
•	Net income increased 41.2% to $11.4 million from $8.0 million; and
•
Net income per diluted share increased 20.9% to $0.41 from $0.34, on a 16.8% increase in weighted average diluted shares resulting primarily from our public follow-on offering of 3.5 million shares of common stock in May 2015.

In the quarter ended September 30, 2015, average revenue per loaded mile increased 14.6% from the quarter ended September 30, 2014. Average revenue per tractor per week decreased 3.0%, which was primarily attributable to the decrease in average miles per seated tractor per week from the quarter ended September 30, 2014, which resulted primarily from a lackluster freight environment, coupled with significant growth in seated tractor count.  We continue to increase our customer freight to better align with our increased fleet size.

Our average seated line haul tractors increased to 4,985 tractors in the quarter ended September 30, 2015, compared to 3,255 tractors for the same period a year ago. The net change of 1,730 units is comprised of a 594-unit increase in company tractors and a 1,136-unit increase in independent contractor tractors. The number of tractors operated by independent contractors represented 34.7% of our total fleet as of September 30, 2015.

At September 30, 2015, our total balance sheet debt was $614.8 million and our total stockholders' equity was $368.0 million, for a total debt to capitalization ratio of 62.6%.  At September 30, 2015 we had $135.8 million of available borrowing capacity under our revolving credit facility.

Revenue and Expenses

We primarily generate revenue by transporting freight for our customers, by arranging for transportation of their freight, and through equipment sales, leasing, and related ancillary services through our Quality division. Generally, we are paid by the mile or by the load for our freight transportation services. We also derive revenue from fuel surcharges, loading and unloading activities, equipment detention, other trucking related services, and warehousing services. The main factors that affect our revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, the number of tractors operating, the number of miles we generate with our equipment, and the price of used equipment we sell through our Quality division, which we book on a net basis. These factors relate to, among other things, economic activity and conditions in the United States, Canada, and Mexico, shipper inventory levels, the level of truck capacity in our markets, specific customer demand, the percentage of team-driven tractors in our fleet, driver and independent contractor availability, our average length of haul, and conditions in the used tractor and trailer markets.

We remove fuel surcharges from revenue to obtain what we refer to as "freight revenue" when calculating operating ratios and some of our operating data. We believe that evaluating our operations without considering the impact of fuel surcharges, which are sometimes a volatile source of revenue, affords a more consistent basis for comparing our results of operations from period to period.  Freight revenue is a financial measure that is not in accordance with GAAP.  This measure is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, and lenders.  While we believe such measure is useful for investors, it should not be used as a replacement for financial measures that are in accordance with GAAP.

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

The trucking industry has experienced significant increases in expenses over the past several years, in particular those relating to equipment costs, driver compensation, insurance, and, until relatively recently, fuel. As the economy continues to grow and capacity in the trucking industry begins to tighten, we believe that rates will continue to increase. Over the long-term, we expect the limited pool of qualified drivers and intense competition to recruit and retain those drivers will constrain overall industry capacity, although we expect our recent efforts related to our driving school and average fleet age will improve our driver recruiting and retention. Assuming continued economic growth occurs in U.S. manufacturing, retail, and other high volume shipping industries, we expect to be able to raise freight rates in line with or faster than expenses.

Results of Operations

The following table sets forth the percentage relationship of expense items to freight revenue for the periods indicated:

	For the three months ended
	September 30,
	2015	2014
Operating Revenue	100.0%	100.0%

Operating expenses:
Salaries, wages, and employee benefits	30.6%	29.6%
Fuel	10.4%	20.7%
Purchased transportation	33.5%	22.6%
Revenue equipment rentals	0.8%	1.3%
Operations and maintenance	6.6%	5.8%
Insurance and claims	2.6%	2.9%
Depreciation and amortization	8.1%	8.0%
Communications and utilities	0.9%	1.0%
Operating taxes and licenses	1.9%	1.7%
General and other operating	1.6%	1.8%
Gain on disposition of equipment	(5.0)%	(2.4)%
Total operating expenses	92.0%	93.0%

Operating income	8.0%	7.0%

Other expense:
Interest expense	1.2%	0.6%
Other income, net	0.0%	0.0%

Income before income taxes	6.8%	6.4%
Provision for income taxes	2.5%	2.2%

Net income	4.3%	4.2%

Freight revenue(1)	100.0%	100.0%

Operating expenses:
Salaries, wages, and employee benefits	34.3%	36.3%
Fuel(1)	(0.3)%	2.7%
Purchased transportation	37.4%	27.7%
Revenue equipment rentals	0.9%	1.6%
Operations and maintenance	7.4%	7.1%
Insurance and claims	2.9%	3.6%
Depreciation and amortization	9.1%	9.9%
Communications and utilities	1.0%	1.2%
Operating taxes and licenses	2.1%	2.1%
General and other operating	1.8%	2.2%
Gain on disposition of equipment	(5.6)%	(2.9)%
Total operating expenses	91.0%	91.5%

Operating income	9.0%	8.5%

Other expense:
Interest expense	1.3%	0.7%
Other income, net	0.0%	0.0%

Income before income taxes	7.6%	7.8%
Provision for income taxes	2.8%	2.7%

Net income	4.8%	5.1%

(1)
Freight revenue is total revenue less fuel surcharges. In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense. Fuel surcharges were $28.3 million and $35.7 million for the first quarter of fiscal 2016 and 2015, respectively. Freight revenue is not a recognized measure under GAAP and should not be considered an alternative to or superior to other measures derived in accordance with GAAP. We believe our presentation of freight revenue and our discussion of various expenses as a percentage of freight revenue is a useful way to evaluate our core operating performance.

Comparison of Three Months Ended September 30, 2015 to Three Months Ended September 30, 2014

Total revenue increased by $72.7 million, or 37.6%, to $266.1 million for the first quarter of fiscal 2016, from $193.4 million for the first quarter of fiscal 2015. Freight revenue increased by $80.1 million, or 50.8%, to $237.8 million for the first quarter of fiscal 2016, from $157.7 million for the first quarter of fiscal 2015. These increases were attributable to an increase in loaded miles to 100.0 million for the first quarter of fiscal 2016 from 77.1 million in the first quarter of fiscal 2015, in addition to an increase in average revenue per loaded mile to $1.872 for the first quarter of fiscal 2016 from $1.633 for the first quarter of fiscal 2015. The increase in loaded miles was also the result of an increase in average seated line-haul tractors to 4,985 in the first quarter of fiscal 2016, from 3,255 in the first quarter of 2015, due to improved driver recruiting efforts, including our driving school, and the increase in drivers resulting from the integration of acquired fleets. Slightly offsetting these increases was a decrease in miles per seated truck of 13.3% versus the first quarter of fiscal 2015, which resulted primarily from acquired fleets having a shorter existing average length-of-hauls.

Revenue for our asset-light segment increased to $30.6 million in the first quarter of fiscal 2016 from $16.5 million in the first quarter of fiscal 2015, primarily based on increases in our warehousing and LTL revenues. Revenue from our asset-light businesses was aided in part by acquisitions of asset-light businesses and growing demand for brokerage and other specialized services we offer. Through our acquisitions, the services we are able to offer customers through our asset-light business have expanded, and we expect revenue derived from our asset-light operations to increase moderately throughout the remainder of fiscal 2016.

Revenue from our equipment leasing and services segment increased $4.8 million in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015, primarily based on the growth of service offerings provided by the segment. Our equipment leasing and services segment consists of tractor and trailer sales and leasing. This segment also includes revenues from insurance, maintenance, and other ancillary services that we provide for independent contractors. We anticipate revenue related to these service offerings to see some growth in the future as we continue to expand.

Fuel surcharge revenue decreased to $28.3 million in the first quarter of fiscal 2016 from $35.7 million for the first quarter of fiscal 2015, which was attributable to a decrease in the price of diesel fuel and related decrease in our fuel surcharge rates.

Salaries, wages, and employee benefits were $81.5 million, or 30.6% of total revenue and 34.3% of freight revenue, for the first quarter of fiscal 2016, compared to $57.2 million, or 29.6% of total revenue and 36.3% of freight revenue, for the first quarter of fiscal 2015. These changes are the result of an increase in driver payroll, administrative payroll, and increased recruiting expense attributable to our driving school and other recruitment efforts. Driver payroll increased due to an increase in the number of Company drivers and higher recruiting costs resulting from a competitive driver market. Administrative payroll has increased in connection with the integration of acquired operations. We have continued investing in expanding our driving school, which has produced a significant number of drivers for our fleet. We expect the market for drivers to remain competitive and place ongoing pressure on these expenses.

Fuel expenses, without reduction for fuel surcharge revenue, decreased to $27.7 million, or 10.4% of total revenue, for the first quarter of fiscal 2016, compared to $40.0 million, or 20.7% of total revenue, for the first quarter of fiscal 2015.  Fuel surcharge revenue, net of fuel expense, was $0.6 million, or 0.3% of revenue, for the first quarter of fiscal 2016, compared to fuel expense, net of fuel surcharge revenue (or "net fuel expense"), of $4.3 million, or 2.7% of revenue, for the first quarter of fiscal 2015. The decreases in fuel expense and net fuel expense were attributable to a decrease in the average weekly on-highway diesel prices of $1.219 per gallon, from $3.835 to $2.616 in the 2015 and 2016 quarters, respectively, partially offset by an increase in total miles in the fiscal 2016 quarter compared to the 2015 quarter. We expect that our continued efforts to reduce idling and operate more fuel-efficient tractors and aerodynamic trailers will continue to have a positive impact on our miles per gallon. However, we expect this positive impact to be partially offset by increasing fuel costs per gallon and the use of more costly ultra-low sulfur diesel fuel.

Purchased transportation increased to $89.0 million, or 33.5% of total revenues and 37.4% of freight revenue, for the first quarter of fiscal 2016, from $43.6 million, or 22.6% of total revenue and 27.7% of freight revenue, for the first quarter of fiscal 2015. These increases are primarily related to increases in intermodal transportation expense and LTL/brokerage expenses. We believe our increased focus on these areas of our business has led to increased revenue as well as the costs associated with generating that revenue.  We expect purchased transportation to increase as we continue our efforts to increase our LTL/brokerage and intermodal transportation businesses. We have seen an increase in the average number of independent contractors when compared to the first quarter of fiscal 2015, and we will continue to actively recruit them. If successful in the recruitment efforts, we would expect purchased transportation to increase accordingly.

Operations and maintenance increased to $17.6 million, or 6.6% of total revenue and 7.4% of freight revenue, for the first quarter of fiscal 2016, from $11.2 million, or 5.8% of total revenue and 7.1% of freight revenue, for the first quarter of fiscal 2015. Operations and maintenance consist of direct operating expense, maintenance, and tire expense. These increases in the first quarter of fiscal 2016 are primarily related to the increase in tractor and trailer counts that were acquired through recent acquisitions. We believe that maintenance costs will decrease as we replace a portion of the older equipment obtained through acquisitions with newer units, for which maintenance costs are lower on a per-unit basis. Additionally, newer equipment repairs are more likely to be covered by warranty, creating further reductions to our maintenance expense.

Insurance and claims expense increased to $6.9 million, or 2.6% of total revenue and 2.9% of freight revenue, for the first quarter of fiscal 2016, from $5.7 million, or 2.9% of total revenue and 3.6% of freight revenue, for the first quarter of fiscal 2015. Insurance consists of premiums for liability, physical damage, cargo damage, and workers' compensation insurance, in addition to claims expense. The increased cost is attributable to an increase in liability claims and workers' compensation claims due to an increase in the number of claims reported, including loss development. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We periodically review and adjust our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume. We expect our insurance and claims expense to be consistent with historical average amounts going forward. However, this category will vary based upon the frequency and severity of claims, the level of self-insurance, and premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to $21.6 million, or 8.1% of total revenue and 9.1% of freight revenue, for the first quarter of fiscal 2016, compared to $15.6 million, or 8.0% of total revenue and 9.9% of freight revenue, for the first quarter of fiscal 2015.  The increased cost is primarily related to the increased number of tractors and trailers owned during the fiscal 2016 quarter compared to the same quarter in fiscal 2015. Revenue equipment held under operating leases is not reflected on our condensed consolidated balance sheet and the expenses related to such equipment are reflected on our consolidated statements of operations in revenue equipment rentals, rather than in depreciation and amortization and interest expense, as is the case for revenue equipment that is financed with borrowings or capital leases. As we refresh older units in our fleet, we expect depreciation to increase in connection with increased equipment costs.

Gains on the disposition of equipment increased from $4.6 million in the first quarter of fiscal 2015, to $13.2 million in the first quarter of fiscal 2016. The increase is due primarily to the equipment that we sold to Element. We expect gain on sale to decrease over the next few months related to the holiday season and then continue to grow subsequently, although gain on sale can vary significantly due to a variety of factors, including our ability to grow Quality, availability of replacement equipment and conditions in the new and used equipment markets.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses. Accordingly, we have not provided a detailed discussion of such expenses.

Our pre-tax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, increased to 6.8% of operating revenue and decreased to 7.6% of freight revenue for first quarter of fiscal 2016, from 6.4% of operating revenue and 7.8% of freight revenue for the first quarter of fiscal 2015.

Income taxes increased to $6.6 million, with an effective tax rate of 36.6%, for the first quarter of fiscal 2016, from $4.3 million, with an effective tax rate of 35.0%, for the first quarter of fiscal 2015. Going forward, we expect our effective tax rate will be approximately 35% to 38%. As pre-tax net income increases, our non-deductible expenses, such as per diem expense, have a lesser impact on our effective rate.  Furthermore, the effective rate in foreign countries is lower than that in the United States. Therefore, as our percentage of income attributable to foreign income changes, our total income tax effective rate will also change.

Liquidity and Capital Resources

Trucking is a capital-intensive business. We require cash to fund our operating expenses (other than depreciation and amortization), to make capital expenditures and acquisitions, and to repay lease obligations and debt, including principal and interest payments. Other than ordinary operating expenses, we anticipate that capital expenditures for the acquisition of revenue equipment will constitute our primary cash requirement over the next twelve months. We have recently completed several acquisitions, and we frequently consider additional potential acquisitions. If we were to engage in additional acquisitions, our cash requirements would increase and we may have to modify our expected financing sources for the purchase of equipment. Subject to any required lender approval, we may make acquisitions in the future. Our principal sources of liquidity are cash generated from operations, bank borrowings, capital and operating lease financing of revenue equipment, and proceeds from the sale of used revenue equipment. At September 30, 2015, our total balance sheet debt, including capital lease obligations and current maturities, was $614.8 million, compared to $564.5 million at June 30, 2015.

As of September 30, 2015, we had purchase commitments for revenue equipment of $23.3 million for delivery through fiscal 2016.  These commitment amounts were calculated before considering the proceeds from the disposition of equipment that is being replaced. In fiscal 2016, we expect to purchase our new tractors and trailers with primarily a combination of cash generated from operations and capital leases.  However, given that we recently completed our equipment refresh cycle, we expect capital expenditures on tractors in trailers in fiscal 2016 to be less than fiscal 2015.

  At September 30, 2015, we were authorized to borrow up to $300.0 million under our primary credit facility, which expires May 2018. The applicable interest rate under this agreement is based on either a base rate equal to Bank of America, N.A.'s prime rate or LIBOR plus an applicable margin between 0.825% and 1.45% that is adjusted quarterly based on our lease adjusted total debt to EBITDAR ratio. At September 30, 2015, we had $162.0 million in outstanding borrowings related to our credit facility and $2.2 million utilized for letters of credit, leaving availability of $135.8 million. The agreement is collateralized by substantially all of the assets of our U.S. and Canadian subsidiaries, with the notable exception of revenue equipment subject to third party financing or capital leases. We are obligated to comply with certain financial covenants under our credit facility and we were in compliance with these covenants at September 30, 2015.

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

Cash Flows

Net cash used in operations for the three months ended September 30, 2015 was $22.8 million, compared to net cash provided by operations of $9.0 million for the three months ended September 30, 2014. Cash provided by operations decreased primarily due to a decrease in change in equipment held for resale.  This fluctuation was partially offset by an increase in our accounts payable and accrued expenses balance.

Net cash provided by investing activities was $33.4 million for the three months ended September 30, 2015, compared to net cash used in investing activities of $17.1 million for the three months ended September 30, 2014. Cash provided by/used in investing activities includes the net cash effect of acquisitions and dispositions of property and revenue equipment during each period. Capital expenditures for property and equipment totaled $67.4 million for the three months ended September 30, 2015, and $78.8 million for the three months ended September 30, 2014.  We generated proceeds from the sale of property and equipment of $115.5 million and $71.3 million for the three months ended September 30, 2015, and September 30, 2014, respectively.

Net cash used in financing activities was $11.0 million for the three months ended September 30, 2015, compared to net cash provided by financing activities of $2.7 million for the three months ended September 30, 2014. The decrease in cash provided by financing activities was due primarily to an increase in principal payment of capital leases offset by an increase in net borrowings on our credit facility.

Cash dividends paid for the three months ended September 30, 2015, were approximately $0.5 million, or $0.02 per share. We currently expect to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

Contractual Obligations

During the three months ended September 30, 2015, there were no material changes in our commitments or contractual liabilities.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for our revenue equipment. Our operating leases include some under which we do not guarantee the value of the asset at the end of the lease term ("walk-away leases") and some under which we do guarantee the value of the asset at the end of the lease term ("residual value guarantees"). Therefore, we are subject to the risk that equipment values may decline, in which case we would suffer a loss upon disposition and be required to make cash payments because of the residual value guarantees. At September 30, 2015, we were obligated for residual value guarantees related to operating leases of $6.0 million, compared to $19.0 million at September 30, 2014. We believe that any residual payment obligations will be satisfied by the value of the related equipment at the end of the lease. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We anticipate that going forward we will primarily use a combination of cash generated from operations and capital leases to finance tractor and trailer purchases.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. These estimates are based on management's best knowledge of current events and actions that affect, or could affect, our financial statements materially and involve a significant level of judgment by management. The accounting policies we deem most critical to use include revenue recognition, allowance for doubtful accounts, depreciation, claims accrual, and accounting for income taxes. There have been no significant changes to our critical accounting policies and estimates during the three months ended September 30, 2015, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in our 2015 Annual Report on Form 10-K.

Seasonality

In the trucking industry, revenue generally increases during the holiday season and decreases as customers reduce shipments during the post-holiday winter season and as inclement weather impedes operations.  At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and inclement weather.  We have substantial operations in the Midwestern and Eastern United States and Canada.  For the reasons stated, in those geographic regions in particular, third fiscal quarter net income historically has been lower than net income in each of the other three quarters of the year, excluding one time or other extraordinary charges.  Our equipment utilization typically improves substantially between May and October of each year because of seasonal increased shipping and better weather.  Also, during September, October, and November business generally increases as a result of increased retail merchandise shipped in anticipation of the holidays.

Item 3.                 Quantitative and Qualitative Disclosures about Market Risk

We experience various market risks, including fluctuations in interest rates, variability in currency exchange rates, and fuel prices. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.  We do not enter into derivatives or other financial instruments for trading or speculative purposes, or when there are no underlying related exposures.

Interest Rate Risk. We are exposed to interest rate risk principally from our credit facility. The credit facility carries a maximum variable interest rate based on either a base rate equal to the greater of Bank of America, N.A.'s prime rate or LIBOR plus an applicable margin between 0.825% and 1.45% that is adjusted quarterly based on our lease adjusted total debt to EBITDAR ratio. At September 30, 2015, the interest rate for revolving borrowings under our credit facility was 1.02%.  At September 30, 2015, we had an outstanding balance of $162.0 million related to our credit facility and $2.2 million utilized for letters of credit.  A hypothetical 0.25% increase in the bank's base rate and LIBOR would be immaterial to our net income.

Foreign Currency Exchange Rate Risk. We are subject to foreign currency exchange rate risk, specifically in connection with our Canadian and Mexican operations. While virtually all of the expenses associated with our Canadian operations, such as independent contractor costs, company driver compensation, and administrative costs, are paid in Canadian dollars, a significant portion of our revenue generated from those operations is billed in U.S. dollars because many of our customers are U.S. shippers transporting goods to or from Canada. As a result, increases in the value of the Canadian dollar relative to the U.S. dollar could adversely affect the profitability of our Canadian operations. Assuming revenue and expenses for our Canadian operations identical to the quarter ended September 30, 2015 (both in terms of amount and currency mix), we estimate that a $0.01 increase in the value of the Canadian dollar, relative to the U.S. dollar, would reduce our annual net income by approximately $65,000. At September 30, 2015, we had no outstanding foreign exchange derivative contracts relating to the Canadian dollar. Previously derivative gains/(losses) were initially reported as a component of other comprehensive income and were reclassified to earnings in the period when the contracts were closed out.

While virtually all of the expenses associated with our Mexican operations, such as independent contractor costs, company driver compensation, and administrative costs, are paid in Mexican pesos, a significant portion of our revenue generated from those operations is billed in U.S. dollars because many of our customers are U.S. shippers transporting goods to or from Mexico. As a result, an increase in the value of the Mexican peso, relative to the U.S. dollar, could adversely affect our consolidated results of operations. Assuming revenue and expenses for our Mexican operations identical to the quarter ended September 30, 2015 (both in terms of amount and currency mix), we estimate that a $0.01 increase in the value of the Mexican peso, relative to the U.S. dollar, would reduce our annual net income by approximately $188,000. At September 30, 2015, we had no outstanding foreign exchange derivative contracts relating to the Mexican peso. Previously derivative gains/(losses) were initially reported as a component of other comprehensive income and were reclassified to earnings in the period when the contracts were closed out.

Commodity Price Risk. Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability.  Fuel is subject to economic, political, and market factors that are outside of our control. Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through the collection of fuel surcharges. However, fuel surcharges do not always fully offset increases in fuel prices. In fiscal 2016, we entered into contracts to hedge up to 0.3 million gallons per month ending on February 28, 2017.  This represents approximately 10.0% of our monthly projected fuel requirements through February 2017.  At September 30, 2015, we had outstanding contracts in place for a notional amount of $9.0 million with the fair value of these contracts, approximately $0.8 million less than the original contract value. Derivative gains or losses, initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.  Based on our expected fuel consumption for fiscal 2016, a 10.0% change in the related price of heating oil or diesel per gallon would not have a material financial impact, assuming no further changes to our fuel hedging program or our fuel surcharge recovery.

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

We have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule 13a-15 and 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including the Certifying Officers. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

Part II.                 Other Information

Item 1.                 Legal Proceedings

We are party to certain lawsuits in the ordinary course of business. We are currently not party to any proceedings which we expect to have a material adverse effect or which we otherwise consider material. See discussion under Note 6 to our condensed consolidated financial statements, "Commitments and Contingencies."

Item 1A.              Risk Factors

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Annual Report on Form 10-K for the year ended June 30, 2015, in the section entitled Item 1A. Risk Factors, describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.  We are updating the risk factor entitled “The rapid growth of our Quality Companies business unit and our reliance on the financing arrangement with Element Financial Corporation pose unique risks.” with the following:

The rapid growth of Quality Companies and our reliance on financing arrangements with Element Financial Corporation and 19th Capital Group, LLC pose unique risks.

Quality Companies offer "tractors under management" to independent contractors, motor carrier fleets, and financing sources.  Quality’s services include tractor leasing, purchasing, and sales, driver recruiting, lease payment remittance, insurance, maintenance, and other services.  A portion of the tractors under management are contracted to Celadon  independent contractors.  The remaining tractors are contracted to other fleets and their drivers.  Quality’s business has grown rapidly, from 750 tractors under management at June 30, 2013, to approximately 7,200 tractors under management at September 30, 2015.  Additionally, Quality has placed initial orders for 13,000 tractors scheduled for delivery over the next several years, at an aggregate estimated purchase price in excess of $1.5 billion.

Since March of 2014, Quality has placed the majority of its tractors under management through a Program Agreement and Service Agreement with Element.  In September 2015 we entered into a similar arrangement with 19th Capital (together with Element, the "Quality Financing Parties").  The 19th Capital arrangement differs from the Element arrangement in that we hold a minority equity interest in 19th Capital and, as a result, indirectly participate in the economics of 19th Capital's operations, whereas with Element we do not.

Pursuant to these agreements, we use our volume purchasing power to purchase tractors, which we then sell to the Quality Financing Parties.  Quality then refers independent contractor drivers or fleets to the Quality Financing Parties, who lease tractors to such independent contractors or fleets or finance the drivers’ purchase of tractors.  Each Quality Financing Party has credit profile, customer concentration, and other business goals and restrictions, and may not grow, be able to obtain financing on acceptable terms, or even continue to finance tractors.  If either Quality Financing Party curtails its participation in this arrangement, Quality’s business and our results would be adversely affected.  In addition, Quality’s operations pose several unique risks, including the following:

•
In general, Quality’s tractor purchase orders do not become "firm commitment" orders for which we are irrevocably obligated until shortly before purchase.  However, failure to consummate these orders could have a material adverse effect on Quality’s growth prospects.  Quality may be unsuccessful in locating or reaching agreeable terms with third parties to purchase tractors from us in a volume that is adequate to meet Quality’s current or anticipated operations.

•
The Quality Financing Parties or other third parties may be unable to obtain sufficient financing to acquire from us the volume of tractors that we plan to purchase and resell or obtain financing on acceptable terms.  This may require us to finance the acquisition of such tractors with our own indebtedness, which could substantially increase our indebtedness, require dilutive issuance of securities, or both.  Alternatively, we could be forced to inhibit Quality’s growth.  Further, there can be no assurance that we will be able to obtain such direct financing on favorable terms or at all.

•
Historically the markets for new and used tractors have been volatile.  A change in these markets could negatively impact the price at which Quality is able to acquire and sell tractors, negatively impact Quality’s ability to resell tractors at a profit, and negatively impact the interests of the Quality Financing Parties and other financing sources in purchasing the tractors and providing financing.

•
If a change in accounting rules or other unforeseen circumstances prevents us from using our intended accounting treatment for the Quality Financing Party arrangements or similar arrangements we may be required to include the related equipment debt in our consolidated results of operations even though we are not primarily obligated on and do not guarantee such debt.  This could materially and adversely affect our results of operations and stock price.

•
We are not obligated to make payments in respect of the leases or financing provided by the Quality Financing Parties to the independent contractors or fleets.  However, under certain circumstances we may be required to take certain actions to recover the vehicle, find a new driver, repair the vehicle, or prepare it for service. We also may be required to repurchase certain leases or financings from the Quality Financing Parties upon Quality’s uncured material breach of the respective agreements.  We expect that it would be difficult to recoup the costs associated with these actions, especially if there were a decline in the used equipment market.

•
We may experience reputational or commercial pressure from financing sources and suppliers to protect them against or reimburse them for losses relating to our arrangement with the Quality Financing Parties or similar arrangements, even if we are not legally obligated to do so.

•
We may experience commercial pressure from the Quality Financing Parties or other third parties with whom we enter into similar arrangements to add additional driver recruiting, truck maintenance and repossession, or other services, any of which could increase our costs.

In addition to the risk factors set forth above and in our Form 10-K, we believe that the following additional issues, uncertainties, and risks should be considered in evaluating our business and growth outlook:

19th Capital faces certain additional risks particular to its operations, any one of which could adversely affect our operating results.

In the first quarter of fiscal 2016, we acquired a minority interest in 19th Capital, a newly formed used equipment leasing company and reseller.  We account for our investment in 19th Capital using the equity method of accounting.  19th Capital faces several risks similar to those we face and additional risks particular to its business and operations.  The ability to secure financing and market fluctuations in interest rates could impact 19th Capital's ability to grow its leasing and financing business and its margins on leases and financing. Adverse economic activity may restrict the number of used equipment buyers, their ability to pay prices for used equipment that we find acceptable, and create financing defaults, bankruptcies, and difficulties recovering equipment. In addition, 19th Capital's customers are typically small trucking companies or independent contractors without substantial financial resources, and 19th Capital is subject to risk of loss should those customers be unable to make their lease payments.  Further, we believe the used equipment market will significantly impact 19th Capital's results of operations and such market has been volatile in the past.  There can be no assurance that 19th Capital will experience gains on sale similar to those it has experienced in the past and it may incur losses on sale.  If a lessee or other counterparty fails to maintain the equipment in accordance with the terms of the financing agreements, 19th Capital may have unanticipated repair expenditures.  As regulations change, the market for used equipment may be impacted as such regulatory changes may make used equipment costly to upgrade to comply with such regulations or 19th Capital may be forced to scrap equipment if such regulations eliminate the market for particular used equipment. Further, there is an overlap in providers of equipment financing to 19th Capital and our wholly owned operations and those providers may consider the combined exposure and limit the amount of credit available to us.  Any of the foregoing risks could materially and adversely impact the value of and our return on our investment in 19th Capital, which could negatively impact our financial condition, results of operations, and cash flow.

In addition, while certain of our executive officers serve as two of the managers of 19th Capital, we do not control 19th Capital's ownership or management.  Our investment in 19th Capital is subject to the risk that 19th Capital's management and controlling members may make business, financial, or management decisions with which we do not agree or that the management or controlling members may take risks or otherwise act in a manner that does not serve our interests. If any of the foregoing were to occur, the value of our investment in 19th Capital could decrease, and our financial condition, results of operations, and cash flow could suffer as a result.

Finally, we expect that, for federal income tax purposes, 19th Capital will be treated as the owner and lessor of the equipment that it leases to third parties.  However, the IRS could instead assert that they are sales or financings.  If it were determined that 19th Capital is not the owner of the leased equipment, 19th Capital would not be entitled to cost recovery, depreciation or amortization deductions, and its leasing income might be deemed to be portfolio income instead of passive activity income.  The denial of such cost recovery or amortization deductions could cause its tax liabilities to increase, and therefore the amount of cash available for distribution to us to decrease, in certain periods.

19th Capital's grant of profits interests to certain of our officers and employees may cause conflicts of interest.

As part of our formation and minority investment in 19th Capital, certain of our officers and employees were granted profits interests in 19th Capital.  These individuals may receive cash distributions in respect of their profits interests as a result of 19th Capital's operations.  These individuals' economic interests as holders of 19th Capital's profits interests may not always align with the interests of our stockholders.  In particular, the profits interests may create economic incentives to devote time, energy, and resources to 19th Capital that may not necessarily benefit us or our stockholders to the same extent as efforts devoted directly to us, or at all.  These conflicts of interest, or even the perception that they exist, may have an adverse effect on the trading price of our common stock.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

We are obligated to comply with certain financial covenants under our credit facility.  Our credit facility also places certain limitations on our ability to pay dividends, including a $5.0 million cap on cash dividend payments during any fiscal year and a requirement that we be in pro forma compliance with our financial covenants after giving effect to any such payments.

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

4.3	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on January 31, 2008.)
10.1*	Portfolio Purchase and Sale Agreement, dated as of September 28, 2015, by and among Quality Companies, LLC, Quality Equipment Leasing, LLC, and 19th Capital Group, LLC.
10.2*	Fleet Program Agreement, dated as of September 28, 2015, by and among Quality Companies, LLC, Quality Equipment Leasing, LLC, and 19th Capital Group, LLC.
10.3*	Service Agreement, dated as of September 28, 2015, by and among Quality Companies, LLC, Quality Equipment Leasing, LLC, and 19th Capital Group, LLC.
10.4*	Program Agreement, dated as of September 28, 2015, by and among Quality Companies, LLC, Quality Equipment Leasing, LLC, and 19th Capital Group, LLC.
10.5*#	Limited Liability Company Agreement of 19th Capital Group, LLC, dated as of August 27, 2015.
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company's Principal Executive Officer.*
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Bobby L. Peavler, the Company's Principal Financial Officer.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, by Paul A. Will, the Company's Chief Executive Officer.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Bobby L. Peavler, the Company's Principal Financial Officer.*
101.INS**	XBRL Instance Document.*
101.SCH**	XBRL Taxonomy Extension Schema Document.*
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be "furnished" and not "filed."
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Celadon Group, Inc. (Registrant)

/s/Paul A. Will
Paul A. Will
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/Bobby L. Peavler
Bobby L. Peavler
Date: November 9, 2015	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
Exhibit Number	Description
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

4.3	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on January 31, 2008.)
10.1*	Portfolio Purchase and Sale Agreement, dated as of September 28, 2015, by and among Quality Companies, LLC, Quality Equipment Leasing, LLC, and 19th Capital Group, LLC.
10.2*	Fleet Program Agreement, dated as of September 28, 2015, by and among Quality Companies, LLC, Quality Equipment Leasing, LLC, and 19th Capital Group, LLC.
10.3*	Service Agreement, dated as of September 28, 2015, by and among Quality Companies, LLC, Quality Equipment Leasing, LLC, and 19th Capital Group, LLC.
10.4*	Program Agreement, dated as of September 28, 2015, by and among Quality Companies, LLC, Quality Equipment Leasing, LLC, and 19th Capital Group, LLC.
10.5*#	Limited Liability Company Agreement of 19th Capital Group, LLC, dated as of August 27, 2015.
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company's Principal Executive Officer.*
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Bobby L. Peavler, the Company's Principal Financial Officer.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, by Paul A. Will, the Company's Chief Executive Officer.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Bobby L. Peavler, the Company's Principal Financial Officer.*
101.INS**	XBRL Instance Document.*
101.SCH**	XBRL Taxonomy Extension Schema Document.*
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be "furnished" and not "filed."
#	Management contract or compensatory plan or arrangement.