Form 10-Q
period 2015-12-31
CELADON GROUP INC
filed 2016-02-09
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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
Yes [ ] No [X]

As of February 6, 2016, 27,874,795 shares of the registrant's common stock, par value $0.033 per share, were outstanding.

CELADON GROUP, INC.

Index to

December 31, 2015 Form 10-Q

PART I.              FINANCIAL INFORMATION

Item I.                 Financial Statements

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Dollars and shares in thousands except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2015	2014	2015	2014

OPERATING REVENUE:
Freight revenue	$249,311	$187,205	$487,123	$344,909
Fuel surcharge revenue	26,088	35,166	54,397	70,878
Total revenue	275,399	222,371	541,520	415,787

OPERATING EXPENSES:
Salaries, wages, and employee benefits	85,877	63,569	167,354	120,791
Fuel	26,688	39,199	54,416	79,184
Purchased transportation	93,948	58,228	182,978	101,865
Revenue equipment rentals	2,201	2,648	4,423	5,238
Operations and maintenance	18,243	12,990	35,849	24,229
Insurance and claims	7,709	7,221	14,637	12,898
Depreciation and amortization	19,187	17,734	40,788	33,291
Communications and utilities	2,611	2,097	4,955	3,927
Operating taxes and licenses	5,532	3,699	10,504	7,013
General and other operating	4,803	3,427	9,085	6,882
Gain on disposition of equipment	(5,479)	(4,010)	(18,721)	(8,568)
Total operating expenses	261,320	206,802	506,268	386,750

Operating income	14,079	15,569	35,252	29,037

Interest expense	3,758	2,008	6,910	3,177
Interest income	---	(3)	---	(7)
Other income	21	(36)	121	(110)
Income before income taxes	10,300	13,600	28,221	25,977
Income tax expense	3,685	5,057	10,239	9,387
Net income	$6,615	$8,543	$17,982	$16,590

Income per common share:
Diluted	$0.24	$0.36	$0.64	$0.69
Basic	$0.24	$0.37	$0.65	$0.71

Diluted weighted average shares outstanding	27,940	23,991	27,953	23,963
Basic weighted average shares outstanding	27,480	23,327	27,467	23,284

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2015	2014	2015	2014

Net income	$6,615	$8,543	$17,982	$16,590
Other comprehensive loss:
Unrealized gain (loss) on fuel derivative instruments, net of tax	(875)	---	(1,351)	---
Unrealized gain (loss) on currency derivative instruments, net of tax	---	---	---	(35)
Foreign currency translation adjustments, net of tax	(4,829)	(5,715)	(14,260)	(9,567)
Total other comprehensive loss	(5,704)	(5,715)	(15,611)	(9,602)
Comprehensive income	$911	$2,828	$2,371	$6,988

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2015 and June 30, 2015
(Dollars and shares in thousands except par value)

	(unaudited)
	December 31,	June 30,
ASSETS	2015	2015

Current assets:
Cash and cash equivalents	$7,728	$24,699
Trade receivables, net of allowance for doubtful accounts of $1,446 and $1,002 at December 31, 2015 and June 30, 2015, respectively	135,544	130,892
Prepaid expenses and other current assets	43,143	33,267
Tires in service	2,471	1,857
Leased revenue equipment held for sale	49,298	52,591
Revenue equipment held for sale	81,016	49,856
Income tax receivable	15,228	17,926
Deferred income taxes	6,401	7,083
Total current assets	340,829	318,171
Property and equipment	900,051	935,976
Less accumulated depreciation and amortization	(147,242)	(147,446)
Net property and equipment	752,809	788,530
Tires in service	2,871	2,173
Goodwill	58,919	55,357
Investment in unconsolidated companies	2,000	---
Other assets	11,951	11,458
Total assets	$1,169,379	$1,175,689

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$22,747	$13,699
Accrued salaries and benefits	14,452	16,329
Accrued insurance and claims	17,180	14,808
Accrued fuel expense	8,717	10,979
Accrued purchased transportation	18,194	16,259
Accrued equipment purchases	15,264	775
Deferred leasing revenue and related liabilities	26,828	31,872
Other accrued expenses	25,550	31,835
Current maturities of long-term debt	616	948
Current maturities of capital lease obligations	57,762	62,992
Total current liabilities	207,310	200,496
Long-term debt, net of current maturities	127,496	133,199
Capital lease obligations, net of current maturities	344,541	366,452
Other long term liabilities	---	953
Deferred income taxes	120,904	108,246
Stockholders' equity:
Common stock, $0.033 par value, authorized 40,000 shares; issued and outstanding 28,375 and 28,342 shares at December 31, 2015 and June 30, 2015	936	935
Treasury stock at cost; 500 shares at December 31, 2015 and June 30, 2015	(3,453)	(3,453)
Additional paid-in capital	197,194	195,682
Retained earnings	212,295	195,412
Accumulated other comprehensive loss	(37,844)	(22,233)
Total stockholders' equity	369,128	366,343
Total liabilities and stockholders' equity	$1,169,379	$1,175,689

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended
	December 31,
	2015	2014

Cash flows from operating activities:
Net income	$17,982		$16,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,929		33,419
Gain on sale of equipment	(18,721)		(8,568)
Stock based compensation	1,458		1,334
Deferred income taxes	13,715		5,437
Provision for doubtful accounts	441		120
Changes in operating assets and liabilities:
Trade receivables	(635)		1,781
Income taxes	2,229		3,028
Tires in service	(1,373)		423
Prepaid expenses and other current assets	(10,238)		(7,531)
Other assets	(6,744)		(56)
Leased revenue and revenue equipment held for sale	(11,948)		(20,362)
Accounts payable and accrued expenses	(4,201)		(3,261)
Net cash provided by operating activities	22,894		22,354

Cash flows from investing activities:
Purchase of property and equipment	(67,093)		(72,792)
Proceeds on sale of property and equipment	107,871		75,783
Purchase of businesses, net of cash acquired	(17,733)		(66,705)
Net cash provided by (used in) investing activities	23,045		(63,714)

Cash flows from financing activities:
Proceeds from bank borrowings and debt	499,970		346,350
Payments on bank borrowings and debt	(506,867)		(255,162)
Dividends paid	(1,098)		(930)
Principal payments under capital lease obligations	(56,299)		(54,760)
Proceeds from issuance of stock	169		1,068
Net cash provided by (used in) financing activities	(64,125)		36,566
Effect of exchange rates on cash and cash equivalents	1,215		(658)
Increase/Decrease in cash and cash equivalents	(16,971)		(5,451)
Cash and cash equivalents at beginning of period	24,699		15,508
Cash and cash equivalents at end of period	$7,728		$10,057
Supplemental disclosure of cash flow information:
Interest paid	$6,910		$3,178
Income taxes paid	$118		$5,432
Lease obligation incurred in the purchase of equipment	$90,406		$76,102
Conversion of capital leases to operating leases	$61,248	$	---

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Unaudited)

1.           Basis of Presentation

References in this Report on Form 10-Q to “we,” “us,” “our,” “Celadon,” or the “Company” or similar terms refer to Celadon Group, Inc. and its consolidated subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated unaudited financial statements of Celadon Group, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America and Regulation S-X, instructions to Form 10-Q, and other relevant rules and regulations of the Securities and Exchange Commission (the “SEC”), as applicable to the preparation and presentation of interim financial information. Certain information and footnote disclosures have been omitted or condensed pursuant to such rules and regulations. We believe all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations in interim periods are not necessarily indicative of results for a full year. These condensed consolidated unaudited financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

The preparation of the financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

2.           Earnings Per Share (in thousands, except per share amounts)

A reconciliation of the basic and diluted earnings per share is as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2015	2014	2015	2014

Weighted average common shares outstanding – basic	27,480	23,327	27,467	23,284
Dilutive effect of stock options and unvested restricted stock units	460	664	486	679
Weighted average common shares outstanding – diluted	27,940	23,991	27,953	23,963

Net income	$6,615	$8,543	$17,982	$16,590
Earnings per common share:
Diluted	$0.24	$0.36	$0.64	$0.69
Basic	$0.24	$0.37	$0.65	$0.71

There were no shares that were considered anti-dilutive for the three month or six month periods ended December 31, 2015 or December 31, 2014.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

(Unaudited)

3.           Stock Based Compensation

The following table summarizes the components of our stock based compensation program expense (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2015	2014	2015	2014

Stock compensation expense for options, net of forfeitures	$0	$24	$0	$48
Stock compensation expense for restricted stock, net of forfeitures	715	590	1,462	1,286
Total stock compensation expense	$715	$614	$1,462	$1,334

As of December 31, 2015, we have no unrecognized compensation cost related to unvested options granted under the Celadon Group, Inc. 2006 Omnibus Incentive Plan, as amended (the "2006 Plan").

A summary of the award activity of our stock option plans as of December 31, 2015, and changes during the six-month period then ended is presented below:

Options	Option Totals	Weighted-Average Exercise Price per Share

Outstanding at July 1, 2015	295,789	$9.47
Granted	---	---
Vested and Issued	(14,950)	$11.33
Forfeited or expired	---	---
Outstanding at December 31, 2015	280,839	$9.37
Exercisable at December 31, 2015	280,839	$9.37

As of December 31, 2015, we also have approximately $5.7 million of unrecognized compensation expense related to restricted stock awards, which is anticipated to be recognized over a weighted-average period of 2.3 years and a total period of 3.2 years.  A summary of the restricted stock award activity under the 2006 Plan as of December 31, 2015, and changes during the six-month period is presented below:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value

Unvested at July 1, 2015	396,366	$21.13
Granted	20,442	$10.42
Vested and Issued	(35,200)	$16.13
Forfeited	(2,894)	$19.05
Unvested at December 31, 2015	378,714	$21.03

The fair value of each restricted stock award is based on the closing market price on the date of grant.

4.           Segment Information

We have three reportable segments comprised of an asset-based segment, an asset-light based segment, and an equipment leasing and services segment. Our asset-based segment includes our asset-based dry van carrier and rail services, which are geographically diversified but have similar economic and other relevant characteristics, as they all provide truckload carrier services of general commodities to a similar class of customers. Our asset-light based segment consists of our warehousing, brokerage, and less-than-truckload ("LTL") operations. Our equipment leasing and services segment consists of tractor and trailer sales and leasing. This segment also includes revenues from insurance, maintenance, and other ancillary services that we provide for independent contractors. We have determined that these segments qualify as reportable segments under ASC 280-10, Segment Reporting. Information regarding our reportable segments is summarized below (in thousands):

	Operating Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

Asset-based	$236,324	$200,596	$467,087	$377,465
Asset-light	32,943	21,775	63,539	38,322
Equipment leasing and services	6,132	---	10,894	---
Total	$275,399	$222,371	$541,520	$415,787

	Operating Income
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

Asset-based	$11,471	$12,853	$18,953	$24,102
Asset-light	3,280	2,716	7,111	4,935
Equipment leasing and services	(672)	---	9,188	---
Total	$14,079	$15,569	$35,252	$29,037

Results of the equipment leasing and services segment prior to the current fiscal year are impracticable to determine due to the way we had costs integrated with our asset-based segment.

Information as to our operating revenue by geographic area is summarized below (in thousands). We allocate operating revenue based on the country of origin of the tractor hauling the freight (in thousands):

	Operating Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

United States	$241,843	$184,123	$474,552	$337,309
Canada	21,193	26,859	43,138	56,065
Mexico	12,363	11,389	23,830	22,413
Consolidated	$275,399	$222,371	$541,520	$415,787

5.           Income Taxes

During the three months ended December 31, 2015 and 2014, our effective tax rates were 35.8% and 37.2%, respectively.  During the six months ended December 31, 2015 and 2014, our effective tax rates were 36.3% and 36.1%, respectively.  In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits. The change in the proportion of income from domestic and foreign sources affects our effective tax rate. Income tax expense also varies from the amount computed by applying the statutory federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Under this pay structure, drivers who meet the requirements and elect to receive per diem pay are generally required to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases our drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes.  As a result, salaries, wages, and employee benefits are slightly lower, and our effective income tax rate is higher than the statutory rate.  Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases because aggregate per diem pay becomes smaller in relation to pre-tax income.  Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to be paid under this pay structure.

We follow ASC Topic 740-10-25 in accounting for uncertainty in income taxes ("Topic 740"). Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We account for any uncertainty in income taxes by determining whether it is more likely than not that a tax position taken or expected to be taken in a tax return will be sustained upon examination by the appropriate taxing authority based on the technical merits of the position.  In that regard, we have analyzed filing positions in our federal and applicable state tax returns for all open tax years.  The only periods subject to examination for our federal returns are the 2012 through 2014 tax years. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations, or cash flows.  As of December 31, 2015, we recorded a $0.5 million liability for unrecognized tax benefits, a portion of which represents penalties and interest.

6.           Commitments and Contingencies

We are party to certain lawsuits in the ordinary course of business. We are not currently party to any proceedings which we believe will have a material adverse effect on our consolidated financial position or operations. A subsidiary has been named as the defendant in Wilmoth et al. v. Celadon Trucking Services, Inc., a class action proceeding. A summary judgment was granted in favor of the plaintiffs. We have appealed this judgment. We believe that we will be successful on appeal, but that it is also reasonably possible the judgment will be upheld. We estimate the possible range of financial exposure associated with this claim to be between $0 and approximately $5 million. We currently do not have a contingency reserved for this claim, but will continue to monitor the progress of this claim to determine if a reserve is necessary in the future.

We have been named as the defendant in Day et al. v. Celadon Trucking Services, Inc., a class action proceeding. A judgment was granted in favor of the plaintiffs. We have appealed this judgment. We believe that we will be successful on appeal, but that it is also reasonably possible the judgment will be upheld. We estimate the possible range of financial exposure associated with this claim to be between $0 and approximately $2 million. We currently do not have a contingency reserved for this claim, but will continue to monitor the progress of this claim to determine if a reserve is necessary in the future.

We have outstanding commitments to purchase approximately $83.5 million of revenue equipment at December 31, 2015.

Standby letters of credit, not reflected in the accompanying condensed consolidated financial statements, aggregated approximately $2.2 million at December 31, 2015. In addition, at December 31, 2015, 500,000 treasury shares were held in a trust as collateral for self-insurance reserves.

7.           Lease Obligations and Long-Term Debt

Lease Obligations

We lease certain revenue and service equipment under long-term lease agreements, payable in monthly installments.

Equipment obtained under capital leases is reflected on our condensed consolidated balance sheet as owned and the related leases bear interest rates ranging from 1.6% to 3.6% per annum maturing at various dates through 2022.

Assets held under operating leases are not recorded on our condensed consolidated balance sheet. We lease revenue and service equipment under non-cancellable operating leases expiring at various dates through 2022.

Long-Term Debt

We had debt, excluding capital leases, of $128.1 million at December 31, 2015, of which $126.9 million relates to our credit facility. Debt includes revenue equipment installment notes of $1.2 million with an average interest rate of approximately 4.9 percent at December 31, 2015, due in monthly installments with final maturities at various dates through June 2019.

Future minimum lease payments relating to capital leases and operating leases as of December 31, 2015 (in thousands) follow:

	Capital Leases	Operating Leases
2016	$66,742	$15,560
2017	104,622	12,779
2018	119,599	6,437
2019	44,664	348
2020	24,985	333
Thereafter	70,630	667
Total minimum lease payments	$431,242	$36,124
Less amounts representing interest	28,939
Present value of minimum lease payments	402,303
Less current maturities	57,762
Non-current portion	$344,541

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities (in thousands) that are required to be measured at fair value as of December 31, 2015 and June 30, 2015.

			Level 1		Level 2		Level 3
	Balance	Balance	Balance	Balance	Balance	Balance	Balance	Balance
	at	at	at	at	at	at	at	at
	December	June	December	June	December	June	December	June
	31,	30,	31,	30,	31,	30,	31,	30,
	2015	2015	2015	2015	2015	2015	2015	2015
Foreign currency derivatives	$ ---	$ ---	$ ---	$ ---	$ ---	$ ---	$ ---	$ ---
Fuel derivatives	(2,161)	---	---	---	(2,161)	---	---	---

We pay a fixed contract rate for foreign currency.  The fair value of foreign currency forward contracts is based on the valuation model that discounts cash flows resulting from the differential between the contract price and the market based forward rate.

Our other financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, long term debt, and capital lease obligations.  At December 31, 2015, the fair value of these instruments were approximated by their carrying values.

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

We have entered into futures contracts relating to 4,284,000 total gallons of diesel fuel, or 336,000 gallons per month for January 2016 through February 2017, approximately 10.0% of our monthly projected fuel requirements through February 2017.   Under these contracts, we pay a fixed rate per gallon of heating oil and receive the monthly average price of New York heating oil per the NYMEX. We have done retrospective and prospective regression analyses that showed the changes in the prices of diesel fuel and heating oil were deemed to be highly effective based on the relevant authoritative guidance.  Accordingly, we have designated the respective hedges as cash flow hedges.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly.  If our analysis shows that the derivatives are not highly effective as hedges, we will discontinue hedge accounting for the period and prospectively recognize changes in the fair value of the derivative being recognized through earnings.  As a result of our effectiveness assessment at inception and at December 31, 2015, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

We recognize all derivative instruments at fair value on our condensed consolidated balance sheets in other assets or other accrued expenses.  Our derivative instruments are designated as cash flow hedges, thus the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income and will be reclassified into earnings in the same period during which the hedged transactions affect earnings.  The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item.  To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in other income or expense on our condensed consolidated statements of income.  The ineffective portion of the hedge for the quarter ended December 31, 2015 was immaterial and therefore not recognized through earnings.

Based on the amounts in accumulated other comprehensive income as of December 31, 2015, and the expected timing of the purchases of the diesel fuel hedged, we expect to reclassify $2.2 million of loss on derivative instruments from accumulated other comprehensive income to our condensed consolidated statement of income, as fuel expense, due to the actual diesel fuel purchases.  The amounts actually realized will depend on the fair values as of the date of settlement.

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties with which we have these agreements.  Our credit exposure related to these financial instruments is represented by the fair value of contracts reported as liabilities.  To evaluate credit risk, we review each counterparty's audited financial statements and credit ratings and obtain references.  Any credit valuation adjustments deemed necessary would be reflected in the fair value of the instrument.  As of December 31, 2015, we have not made any such adjustments.

10.           Dividend

On October 27, 2015, we declared a cash dividend of $0.02 per share of common stock.  The dividend was payable to stockholders of record on January 8, 2016 and was paid on January 22, 2016.  Future payment of cash dividends, and the amount of any such dividends, will depend on our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

11.           Acquisitions

Immaterial acquisitions for the period ended December 31, 2015

In July 2015, we acquired certain assets of Buckler Transport, Inc. (“Buckler”) in Roulette, PA, for $13.7 million. The assets acquired include tractors and trailers that we intend to operate in the short term. We used borrowings under our existing credit facility to fund the purchase price. The purposes of the acquisition were to offer employment opportunities to Buckler drivers and to diversify into the hot asphalt and fracking industry. We will also continue to service Buckler customers.

In November 2015, we acquired certain assets of Distribution, Inc. dba FTL, Inc. (“FTL”) in Clackamas, OR, for $5.4 million. The assets acquired include tractors and trailers that we intend to operate in the short term. We used borrowings under our existing credit facility to fund the purchase price. The purpose of the acquisition was to offer employment opportunities to FTL drivers and continue dry-van service for the FTL customers.

12.           Goodwill and Other Intangible Assets

The acquired intangible assets, included in the condensed consolidated balance sheet within other assets, relate to customer relations acquired through acquisition in fiscal 2015.  There have been no additions to intangible assets in fiscal 2016. All previously acquired intangibles relate to our asset-based business. The intangible assets are being amortized on a straight-line basis through 2041.

The following table summarizes intangible assets, included as a component of other assets in the accompanying condensed consolidated financial statements (in thousands):

	Intangibles
	June 30, 2015	Current Year Additions		December 31, 2015
Gross carrying amount	$8,096	$	---	$8,096
Accumulated amortization	1,048		81	1,129
Net carrying amount	$7,048		$81	$6,967

The additions to goodwill relate to the Buckler and FTL acquisitions of $1.8 million and $1.8 million, respectively. The Buckler and FTL related goodwill are tax deductible (in thousands).

	Goodwill
	June 30, 2015	Current year additions		December 31, 2015
Asset based	$53,989		$3,562	$57,551
Asset light	$1,368	$	---	$1,368
Total Goodwill	$55,357		$3,562	$58,919

13.           Equipment Leasing and Services Segment

We routinely sell equipment and assign lease payments to third parties for use by independent contractors. Total net proceeds of units during the three and six months ended December 31, 2015 was $121.3 million and $273.9 million, respectively.  The net gain as a result of these transactions in the three and six months ended December 31, 2015 was $7.2 million and $21.9 million, respectively.  The $0.7 million of net operating expense reported under the equipment leasing and services segment for the three months ended December 31, 2015 includes $7.2 million in gains recorded on a net basis for such period, less operating expenses associated with this segment. The $9.2 million operating income reported under the equipment leasing and services segment includes $21.9 million in gains recorded on a net basis for such period, less associated operating expenses.

14.           Unconsolidated Related-party Investments

In late September 2015, Quality Equipment Leasing, LLC and Quality Companies, LLC (together, “Quality” or “Quality Companies”), our wholly owned subsidiaries, entered into a Portfolio Purchase and Sale Agreement, a Fleet Program Agreement, a Service Agreement and a Program Agreement with 19th Capital Group, LLC (“19th Capital”). Under the Portfolio Purchase and Sale Agreement, 19th Capital purchased portfolios of Quality's independent contractor leases and associated assets. The net sales proceeds of units total $35.8 million and $49.4 million for the three and six months ended December 31, 2015, respectively. The net gain as a result of these transactions was $2.7 million and $2.8 million, respectively.

Under the Program Agreement, 19th Capital will finance the renewal and expansion of transportation assets operated by independent lessees. Under related agreements, Quality will provide administrative and servicing support for 19th Capital’s lease and financing portfolio, certain driver recruiting, lease payment remittance, maintenance, and insurance services. Of the gain amounts referred to above, the Company records such amounts as deferred revenue in the liabilities section of the balance sheet and amortizes the deferred revenue over the expected life of the lease until 19th Capital disposes of the asset. The Company has deferred $4.7 million which is included in deferred leasing revenue on the condensed consolidated balance sheet as of December 31, 2015.

19th Capital was established with capital contributions from us (33.33%) and Tiger ELS, LLC (“Tiger”) (66.67%), an entity controlled by Larsen MacColl Partners, an unaffiliated investment firm, in exchange for Class A Interests. As of December 31, 2015, we had invested $2.0 million of the total capital contributions.  In addition to the Company’s ownership, certain members of Celadon’s management own a membership interest in 19th Capital, issued in the form of Class B Interests, which begin to participate in equity value after 100% of the capital invested in 19th Capital, plus a preferred return of 12% per annum, has been returned to the holders of the Class A Interests.

15.	Reclassifications and Adjustments

Certain items in the fiscal 2015 condensed consolidated financial statements have been reclassified to conform to the current presentation.  The reclassifications had no impact on earnings.

16.           Change in depreciable lives of property and equipment

In accordance with its policy, the Company reviews the estimated useful lives of its fixed assets on an ongoing basis. This review indicated that the actual lives of certain tractors and trailers were longer than the estimated useful lives used for depreciation purposes in the Company’s financial statements. As a result, effective October 1, 2015, the Company changed its estimates of the useful lives and salvage value of certain tractors and trailers to better reflect the estimated periods during which these assets will remain in service. The estimated useful lives of the tractors and trailers that previously were 3 years for tractors and 7 years for trailers were increased to 4 years for tractors and 10 years for trailers. The effect of this change in estimate was to reduce depreciation expense for the three months ended December 31, 2015 by $2.9 million, increase 2016 net income by $1.7 million, and increase 2016 basic and diluted earnings per share by $0.06.  As the change went into effect as of October 1, 2015, the three and six months ended December 31, 2015 impact would be the same.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Forward-Looking Statements

Except for certain historical information contained herein, this report contains certain statements that may be considered "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of revenues, earnings, cash flows, dividends, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed acquisition plans, new services, or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing.  In this Item 2, statements regarding our ability to reduce future fuel consumption, future prices of fuel, future industry capacity, future purchased transportation expenses, future costs of maintenance and operations, future recruiting and retention costs, future depreciation and gains on sale of equipment, future income tax rates, future insurance and claims expenses, future changes in salaries, wages, or employee benefit costs, our ability to grow our independent contractor fleet, expected capital expenditures, the likelihood of future acquisitions, our future ability to fund operating expenses, future dividends, future revenue and growth, and future sources of liquidity, among others, are forward-looking statements. Words such as "believe," "may," "could," "will," "expects," "hopes," "estimates," "projects," "intends," "anticipates," and "likely," and variations of these words, or similar expressions, terms, or phrases, are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks, assumptions, and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended June 30, 2015, along with any supplements in Part II below.  Readers should review and consider the factors discussed in "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended June 30, 2015, along with any supplements in Part II below, in addition to various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Business Overview

We are one of North America's twenty largest truckload carriers as measured by revenue, generating $900.8 million in operating revenue during our fiscal year ended June 30, 2015. We provide asset-based dry-van truckload carrier and rail services, asset-based temperature-controlled truckload carrier and rail services, asset-based flatbed truckload carrier services, and asset-light-based services including brokerage services, LTL, temperature controlled and warehousing services. Through our asset-based and asset-light-based services, we are able to transport or arrange for transportation throughout the United States, Canada, and Mexico.

We generated approximately 34% of our revenue in fiscal 2015 from services provided internationally, and we believe the size of our international operations, including the frequency of our annual border crossings, make us one of the largest providers of international truckload movements in North America. We believe that our strategically located terminals and experience with the unique regulatory and logistical requirements of each North American country provide a competitive advantage in the international trucking marketplace. We believe our international operations offer an attractive business niche, and we plan to continue expanding our cross-border operations to take advantage of this opportunity.  We have increased our other business offerings in the recent past including brokerage services, LTL, temperature controlled, flatbed and dedicated services.  We expect to continue to grow these offerings with our customers in the future.

Recent Results of Operations

Our results of operations for the quarter ended December 31, 2015, compared to the same period in 2014 are:

•	Total revenue increased 23.8% to $275.4 million from $222.4 million;
•	Freight revenue, which excludes fuel surcharges, increased 33.2% to $249.3 million from $187.2 million;
•	Net income decreased 22.4% to $6.6 million from $8.5 million; and
•
Net income per diluted share decreased 33.3% to $0.24 from $0.36, on a 14.6% increase in weighted average diluted shares resulting primarily from the Company's public offering of 3.5 million shares of common stock in May 2015.

In the quarter ended December 31, 2015, average revenue per loaded mile increased 6.6% from the quarter ended December 31, 2014. Average revenue per tractor per week decreased 11.9%, which was primarily attributable to the decrease in average miles per seated tractor per week from the quarter ended December 31, 2014, which resulted primarily from a lackluster freight environment, coupled with significant growth in seated tractor count.  We continue to increase our customer freight to better align with our increased fleet size.

Our average seated line haul tractors increased to 5,314 tractors in the quarter ended December 31, 2015, compared to 3,621 tractors for the same period a year ago. The net change of 1,693 units is comprised of a 1,042-unit increase in independent contractor tractors, and a 651-unit increase in company tractors, mainly attributable to our recent acquisitions. The number of tractors operated by independent contractors increased 125.8% from a year ago, and now represents 35.2% of our total fleet.

At December 31, 2015, our total balance sheet debt was $530.4 million and our total stockholders' equity was $369.1 million, for a total debt to capitalization ratio of 59.0%. At December 31, 2015 we had $171.5 million of available borrowing capacity under our revolving credit facility.

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

Results of Operations

The following table sets forth the percentage relationship of expense items to operating and freight revenue for the periods indicated:

	Three months ended		Six months ended
	December 31,		December 31,
	2015	2014	2015	2014

Operating revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages, and employee benefits	31.2%	28.6%	30.9%	29.1%
Fuel	9.7%	17.6%	10.1%	19.0%
Purchased transportation	34.1%	26.0%	33.8%	24.4%
Revenue equipment rentals	0.8%	1.2%	0.8%	1.3%
Operations and maintenance	6.6%	5.8%	6.6%	5.8%
Insurance and claims	2.8%	3.3%	2.7%	3.1%
Depreciation and amortization	7.0%	8.0%	7.5%	8.0%
Communications and utilities	0.9%	0.9%	0.9%	0.9%
Operating taxes and licenses	2.0%	1.7%	1.9%	1.7%
General and other operating	1.7%	1.7%	1.7%	1.8%
Gain on disposition of equipment	(2.0%)	(1.8%)	(3.4%)	(2.1%)
Total operating expenses	94.8%	93.0%	93.5%	93.0%

Operating income	5.2%	7.0%	6.5%	7.0%

Other expense (income)	1.4%	0.9%	1.3%	0.7%

Income before income taxes	3.8%	6.1%	5.2%	6.3%
Provision for income taxes	1.3%	2.3%	1.9%	2.3%

Net income	2.5%	3.8%	3.3%	4.0%

	Three months ended		Six months ended
	December 31,		December 31,
	2015	2014	2015	2014

Freight revenue(1)	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages, and employee benefits	34.5%	34.0%	34.3%	35.0%
Fuel(1)	0.2%	2.1%	0.0%	2.4%
Purchased transportation	37.7%	30.9%	37.5%	29.4%
Revenue equipment rentals	0.9%	1.4%	0.9%	1.5%
Operations and maintenance	7.3%	6.9%	7.4%	7.0%
Insurance and claims	3.1%	3.9%	3.0%	3.8%
Depreciation and amortization	7.7%	9.5%	8.4%	9.7%
Communications and utilities	1.0%	1.1%	1.0%	1.1%
Operating taxes and licenses	2.2%	2.0%	2.2%	2.0%
General and other operating	1.9%	2.0%	1.9%	2.1%
Gain on disposition of equipment	(2.2%)	(2.1%)	(3.8%)	(2.5%)
Total operating expenses	94.3%	91.7%	92.8%	91.6%

Operating income	5.7%	8.3%	7.2%	8.4%

Other expense (income)	1.5%	1.0%	1.4%	0.9%

Income before income taxes	4.2%	7.3%	5.8%	7.5%
Provision for income taxes	1.5%	2.7%	2.1%	2.7%

Net income	2.7%	4.6%	3.7%	4.8%

(1)
Freight revenue is total revenue less fuel surcharges. In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense. Fuel surcharges were $26.1 million and $35.2 million for the second quarter of fiscal 2016 and 2015, respectively, and $54.4 million and $70.9 million for the six months ended December 31, 2015 and 2014, respectively. Freight revenue is not a recognized measure under GAAP and should not be considered an alternative to or superior to other measures derived in accordance with GAAP. We believe our presentation of freight revenue and our discussion of various expenses as a percentage of freight revenue is a useful way to evaluate our core operating performance.

Comparison of Three Months Ended December 31, 2015 to Three Months Ended December 31, 2014

Total revenue increased by $53.0 million, or 23.8%, to $275.4 million for the second quarter of fiscal 2016, from $222.4 million for the second quarter of fiscal 2015.  Freight revenue increased by $62.1 million, or 33.2%, to $249.3 million for the second quarter of fiscal 2016, from $187.2 million for the second quarter of fiscal 2015. These increases were attributable to growth in seated tractors, an increase in loaded miles to 100.0 million for the second quarter of fiscal 2016 from 82.5 million in the second quarter of fiscal 2015, and an increase in revenue per loaded mile to $1.917 for the second quarter of fiscal 2016 from $1.798 for the second quarter of fiscal 2015.  The increase in revenue per loaded mile is attributable to change in mix of business. The increase in loaded miles was also the result of an increase in average seated line-haul tractors to 5,314 in the second quarter of fiscal 2016, from 3,621 in the second quarter of fiscal 2015. This increase was attributable to improved driver recruiting efforts, including the addition of new drivers from our driving school and as a result of the integration of fleets we have acquired. Miles per seated truck per week have decreased by 267 miles over the fiscal 2015 period, from 1,971 to 1,704 partially as a result of the inclusion of acquired fleets with shorter average lengths of haul and partially due to the rise in our seated count out pacing freight demand. This combination of factors resulted in a net decrease in average revenue per seated tractor per week, which is our primary measure of asset productivity, to $2,775 in the second quarter of fiscal 2016, from $3,149 for the second quarter of fiscal 2015. Going forward, our primary focus is improving average revenue per seated tractor per week. Our acquisitions of Taylor Express, Bee Line, Buckler, and FTL provided an additional $16.3 million in freight revenue and $1.2 million in fuel surcharge revenue and $0.3 million in asset-light revenue during the second quarter of fiscal 2016.

Revenue for our asset-light-based segment increased to $32.9 million in the second quarter of fiscal 2016 from $21.8 million in the second quarter of fiscal 2015, primarily based on increases in our warehousing and LTL revenues and the integration of acquired companies with considerable asset-light operations. We expect our asset-light business to experience moderate revenue growth going forward as we continue to take advantage of synergies created through our acquisitions and leverage specialized service capabilities of acquired businesses.

Revenue from our equipment leasing and services segment increased $6.1 million in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015, primarily based on the growth of service offerings provided by the segment. Our equipment leasing and services segment consists of tractor and trailer sales and leasing. This segment also includes revenues from insurance, maintenance, and other ancillary services that we provide for independent contractors. We anticipate revenue related to these service offerings to see some growth in the future as we continue to expand.

Fuel surcharge revenue decreased to $26.1 million in the second quarter of fiscal 2016 from $35.2 million for the second quarter of fiscal 2015 due to reduced fuel prices.

Salaries, wages, and employee benefits were $85.9 million, or 31.2% of total revenue and 34.5% of freight revenue, for the second quarter of fiscal 2016, compared to $63.6 million, or 28.6% of total revenue and 34.0% of freight revenue, for the second quarter of fiscal 2015. These increases were the result of increased recruiting expense attributable to our driving school and other recruitment efforts and an increase in driver payroll and administrative payroll. Driver payroll increased due to an increase in the number of Company drivers and higher recruiting costs resulting from a competitive driver market. Administrative payroll has increased in connection with the integration of acquired operations. We have continued investing in expanding our driving school, which has produced a significant number of drivers for our fleet. Although we expect the market for drivers to remain competitive and place ongoing pressure on these expenses, we believe our increased focus on eliminating recruiting redundancies and generating back office efficiencies will cause this category to remain flat as a percentage of revenue over the next several quarters.

Fuel expenses, without reduction for fuel surcharge revenue, decreased to $26.7 million, or 9.7% of total revenue, for the second quarter of fiscal 2016, compared to $39.2 million, or 17.6% of total revenue, for the second quarter of fiscal 2015. Fuel expenses, net of fuel surcharge revenue, decreased to $0.6 million, or 0.2% of freight revenue, for the second quarter of fiscal 2016, compared to $4.0 million, or 2.1% of freight revenue, for the second quarter of fiscal 2015. The increase in owner operators as a percentage of the total fleet has contributed to decreases in net fuel expenses. These decreases are also attributable to a decrease in the weekly on-highway diesel prices of $1.13 per gallon, from $3.56 in the second quarter of fiscal 2015 to $2.43 in the second quarter of fiscal 2016 offset by an increase in total miles in the fiscal 2016 period compared to the fiscal 2015. Integration of new equipment, coupled with the replacement of older equipment we obtained through recent acquisitions, contributed to the increase in average miles per gallon to 7.60 for the second quarter of fiscal 2016 period from 7.10 for the second quarter of fiscal 2015.  We expect that our continued efforts to reduce idling and operate more fuel-efficient tractors and aerodynamic trailers will continue to have a positive impact on our miles per gallon. However, we expect this positive impact to be partially offset by increasing fuel costs per gallon and the use of more costly ultra-low sulfur diesel fuel.

Purchased transportation increased to $93.9 million, or 34.1% of total revenues and 37.7% of freight revenue, for the second quarter of fiscal 2016, from $58.2 million, or 26.0% of total revenues and 30.9% of freight revenue, for the second quarter of fiscal 2015. These increases are primarily related to increases in owner operator expenses with slight increases to intermodal transportation expense and LTL/brokerage expenses. We believe our increased focus on these areas of our business has led to increased revenue as well as the costs associated with generating that revenue.  We expect purchased transportation to increase as we continue our efforts to increase our LTL/brokerage and intermodal transportation businesses. We have seen an increase in the average number of independent contractors when compared to the second quarter of fiscal 2015, and we will continue to actively recruit them.

Operations and maintenance increased to $18.2 million, or 6.6% of total revenue and 7.3% of freight revenue, for the second quarter of fiscal 2016, from $13.0 million, or 5.8% of total revenue and 6.9% of freight revenue, for the second quarter of fiscal 2015. Operations and maintenance consist of direct operating expense, maintenance, and tire expense. These increases were primarily related to increased total miles, the maintenance requirements of equipment added due to acquisitions, and increased maintenance costs for the emission reduction systems on our newer tractors. We believe that maintenance costs will decrease as we replace a portion of the older equipment obtained through acquisitions with newer units, for which maintenance costs are lower on a per-unit basis. Additionally, newer equipment repairs are more likely to be covered by warranty, creating further reductions to our maintenance expense.

Insurance and claims expense increased to $7.7 million, or 2.8% of total revenue and 3.1% of freight revenue, for the second quarter of fiscal 2016, from $7.2 million, or 3.3% of total revenue and 3.9% of freight revenue, for the second quarter of fiscal 2015.  Insurance consists of premiums for liability, physical damage, cargo damage, and workers' compensation insurance, in addition to claims expense. The increase in absolute dollars in the second quarter of fiscal 2016 was driven in part by a general liability claim payout of $1.4 million as well as unusually high workers’ compensation claims during the 2016 quarter, which we expect to return to historical levels. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We periodically review and adjust our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume. We expect our insurance and claims expense to be consistent with historical average amounts as a percentage of revenue going forward.  However, this category will vary based upon the frequency and severity of claims, the level of self-insurance, and premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to $19.2 million, or 7.0% of total revenue and 7.7% of freight revenue, for the second quarter of fiscal 2016, from $17.7 million, or 8.0% of total revenue and 9.5% of freight revenue, for the second quarter of fiscal 2015. The increase in absolute dollars was primarily attributable to an increase in owned tractors and trailers as a result of acquisitions subsequent to the fiscal 2015 period. Offsetting these increases was the change in estimated useful lives and salvage value of certain tractors and trailers. This change had a total impact of $2.9 million to depreciation expense for the current quarter.

Gain on sale of revenue equipment increased from $4.0 million in second quarter of fiscal 2015 to $5.5 million in second quarter of fiscal 2016.  This increase was due to increased equipment sales to third parties partially offset by constrained delivery of new replacement equipment and a weaker used tractor market. We expect gain on sale to remain consistent over the next six months. However, gain on sale can vary significantly due to a variety of factors, including our ability to grow our equipment leasing and services segment, availability of replacement equipment and conditions in the new and used equipment markets.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses. Accordingly, we have not provided a detailed discussion of such expenses.

Our pre-tax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, decreased to 5.2% of total revenue and decreased to 5.7% of freight revenue for second quarter of fiscal 2016, from 7.0% of total revenue and 8.3% of freight revenue for the second quarter of fiscal 2015.

Income taxes decreased to $3.7 million, with an effective tax rate of 35.8%, for the second quarter of fiscal 2016, from $5.1 million, with an effective tax rate of 37.2%, for the second quarter of fiscal 2015. The decrease is related primarily to the decrease in income before income taxes.  Going forward, we expect our effective tax rate will be approximately 35% to 38%. As pre-tax net income increases, our non-deductible expenses, such as per diem expense, have a lesser impact on our effective rate.  Furthermore, the effective rate in foreign countries is lower than that in the United States. Therefore, as our percentage of income attributable to foreign income changes, our total income tax effective rate will also change.

Comparison of Six Months Ended December 31, 2015 to Six Months Ended December 31, 2014

Total revenue increased by $125.7 million, or 30.2%, to $541.5 million for the six months ended December 31, 2015, (“the fiscal 2016 period”), from $415.8 million for the six months ended December 31, 2014, (“the fiscal 2015 period”).  Freight revenue increased by $142.2 million, or 41.2%, to $487.1 million for the fiscal 2016 period, from $344.9 million for the fiscal 2015 period. These increases were attributable to growth in seated tractors and an increase in loaded miles to 200.0 million for the fiscal 2016 period from 159.6 million for the fiscal 2015 period, in addition to an increase to revenue per loaded mile to $1.891 for the fiscal 2016 period from $1.718 for the fiscal 2015 period. The increase in revenue per loaded mile is attributable to change in mix of business. The increase in loaded miles was also the result of an increase in average seated line-haul tractors to 5,128 in the fiscal 2016 period, from 3,438 in the fiscal 2015 period, due to improved driver recruiting efforts, including our driving school, and the increase in drivers resulting from the integration of acquired fleets. Slightly offsetting these increases was a decrease in miles per seated truck of 13.0% versus the first six months of fiscal 2015, which resulted primarily from acquired fleets having shorter average length-of-hauls and the rise in our seated count out pacing freight demand.  Going forward, our primary focus is improving average revenue per seated tractor per week.

Revenue for our asset-light segment increased to $63.5 million in the fiscal 2016 period from $38.3 million in the fiscal 2015 period primarily based on increases in our warehousing and LTL revenues and the integration of acquired companies with considerable asset-light operations. We expect our asset-light business to experience moderate revenue growth going forward as we continue to take advantage of synergies created through our acquisitions and leverage specialized service capabilities of acquired businesses.

Revenue from our equipment leasing and services segment increased $10.9 million in the fiscal 2016 period from fiscal 2015 period, primarily based on the growth of service offerings provided by the segment.  Our equipment leasing and services segment consists of tractor and trailer sales and leasing and also includes revenue from insurance, maintenance, and other ancillary services that we provide for independent contractors.  We anticipate revenue related to these service offerings to see some growth in the future as we continue to expand.

Fuel surcharge revenue decreased to $54.4 million for the fiscal 2016 period from $70.9 million for the fiscal 2015 period due to an decrease in the fuel prices offset by the increase in loaded miles.

Salaries, wages, and employee benefits were $167.4 million, or 30.9% of total revenue and 34.3% of freight revenue, for the fiscal 2016 period, compared to $120.8 million, or 29.1% of total revenue and 35.0% of freight revenue, for the fiscal 2015 period.  The increase in absolute dollars was the result of increased recruiting expense, driver wages, and administrative wages.  Driver payroll increased due to an increase in the number of Company drivers and higher recruiting costs resulting from a competitive driver market. Administrative payroll has increased in connection with the integration of acquired operations. We have continued investing in expanding our driving school, which has produced a significant number of drivers for our fleet. Although we expect the market for drivers to remain competitive and place ongoing pressure on these expenses, we believe our increased focus on eliminating recruiting redundancies and generating back office efficiencies will cause these expenses to remain flat as a percentage of revenue.

Fuel expenses, without reduction for fuel surcharge revenue, decreased to $54.4 million, or 10.1% of total revenue, for the fiscal 2016 period, compared to $79.2 million, or 19.0% of total revenue, for the fiscal 2015 period. Fuel expenses, net of fuel surcharge revenue, decreased to $0.0 million, or 0% of freight revenue, for the fiscal 2016 period, compared to $8.3 million, or 2.4% of freight revenue, for the fiscal 2015 period.  The increase in owner operators as a percentage of the total fleet has contributed to decreases in net fuel expenses. These decreases were also caused by a decrease in the weekly on-highway diesel prices of $1.08 per gallon, from $3.70 to $2.62, offset by an increase in total miles in the fiscal 2016 period compared to the fiscal 2015 period.  Integration of new equipment, coupled with the replacement of older acquisition units, contributed to the increase in miles per gallon to 7.72 for the fiscal 2016 period from 7.09 for the fiscal 2015 period. We expect that our continued efforts to reduce idling and operate more fuel-efficient tractors and aerodynamic trailers will continue to have a positive impact on our miles per gallon. However, we expect this positive impact to be partially offset by increasing fuel costs per gallon and the use of more costly ultra-low sulfur diesel fuel.

Purchased transportation increased to $183.0 million, or 33.8% of total revenues and 37.5% of freight revenue, for the fiscal 2016 period, from $101.9 million, or 24.4% of total revenues and 29.4% of freight revenue, for the fiscal 2015 period. These increases are primarily related to owner operator expenses with slight increases to intermodal transportation expense and LTL/brokerage expenses. We believe our increased focus on these areas of our business has led to increased revenue as well as the costs associated with generating that revenue.  We expect purchased transportation to increase as we continue our efforts to increase our LTL/brokerage and intermodal transportation businesses. We have seen an increase in the average number of independent contractors when compared to fiscal 2015, and we will continue to actively recruit them.

Operations and maintenance increased to $35.8 million, or 6.6% of total revenue and 7.4% of freight revenue, for the fiscal 2016 period, from $24.2 million, or 5.8% of total revenue and 7.0% of freight revenue, for the fiscal 2015 period. Operations and maintenance consist of direct operating expense, maintenance, and tire expense. These increases were primarily related to the maintenance requirements of equipment added due to acquisitions and increased maintenance costs due to emission reduction systems on our newer tractors. We believe that maintenance costs will decrease as we replace a portion of the older equipment obtained through acquisitions with newer units, for which maintenance costs are lower on a per-unit basis. Additionally, newer equipment repairs are more likely to be covered by warranty, creating further reductions to our maintenance expense.

Insurance and claims expense increased to $14.6 million, or 2.7% of total revenue and 3.0% of freight revenue, for the fiscal 2016 period, from $12.9 million, or 3.1% of total revenue and 3.8% of freight revenue, for the fiscal 2015 period.  The increase in the absolute dollars was driven in part by a general liability claim payout of $1.4 million as well as an increased number of claims and severity of claims during the fiscal 2016 period. Insurance consists of premiums for liability, physical damage, cargo damage, and workers' compensation insurance, in addition to claims expense.  Our insurance program involves self-insurance at various risk retention levels.  Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We periodically review and adjust our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume. We expect our insurance and claims expense to be consistent with historical average amounts as a percentage of revenue going forward. However, this category will vary based upon the frequency and severity of claims, the level of self-insurance, and premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to $40.8 million, or 7.5% of total revenue and 8.4% of freight revenue, for the fiscal 2016 period, compared to $33.3 million, or 8.0% of total revenue and 9.7% of freight revenue, for the fiscal 2015 period. The increase in absolute dollars was primarily attributable to an increase in owned tractors and trailers as a result of acquisitions subsequent to the fiscal 2015 period. Offsetting these increases was the change in estimated useful lives and salvage value of certain tractors and trailers. This change had a total impact of $2.9 million to depreciation expense for the current fiscal period.

Gain on sale of revenue equipment increased from $8.6 million in the fiscal 2015 period to $18.7 million in the fiscal 2016 period. This increase was due to increased equipment sales to third parties. We expect gain on sale to remain consistent over the next six months. However, gain on sale can vary significantly due to a variety of factors, including our ability to grow our equipment leasing and services segment, availability of replacement equipment and conditions in the new and used equipment markets.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses. Accordingly, we have not provided a detailed discussion of such expenses.

Our operating income, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, decreased to 6.5% of total revenue and decreased to 7.2% of freight revenue for fiscal 2016, from 7.0% of total revenue and 8.4% of freight revenue for fiscal 2015.

Income taxes increased to $10.2 million, with an effective tax rate of 36.3%, for the fiscal 2016 period, from $9.4 million, with an effective tax rate of 36.1%, for the fiscal 2015 period. We expect our effective tax rate to continue in the range of 35% to 38%.

Liquidity and Capital Resources

Trucking is a capital-intensive business. We require cash to fund our operating expenses (other than depreciation and amortization), to make capital expenditures and acquisitions, and to repay lease obligations and debt, including principal and interest payments. Other than ordinary operating expenses, we anticipate that capital expenditures for the acquisition of revenue equipment will constitute our primary cash requirement over the next twelve months. We have recently completed several acquisitions, and we frequently consider additional potential acquisitions. If we were to engage in additional acquisitions, our cash requirements would increase and we may have to modify our expected financing sources for the purchase of equipment. Subject to any required lender approval, we may make acquisitions in the future. Our principal sources of liquidity are cash generated from operations, bank borrowings, capital and operating lease financing of revenue equipment, and proceeds from the sale of used revenue equipment. At December 31, 2015, our total balance sheet debt, including capital lease obligations and current maturities, was $530.4 million, compared to $564.5 million at June 30, 2015.

As of December 31, 2015, we had purchase commitments for revenue equipment of $83.5 million for delivery through fiscal 2016.  These commitment amounts were calculated before considering the proceeds from the disposition of equipment that is being replaced. In fiscal 2016, we expect to purchase new tractors and trailers with primarily a combination of cash generated from operations and capital leases.  However, given that we recently completed our equipment refresh cycle, we expect capital expenditures on tractors and trailers in fiscal 2016 to be less than fiscal 2015.

At December 31, 2015, we were authorized to borrow up to $300.0 million under our primary credit facility, which expires December 2019. The applicable interest rate under this agreement is based on either a base rate equal to Bank of America, N.A.'s prime rate or LIBOR plus an applicable margin between 0.825% and 1.45% that is adjusted quarterly based on our lease adjusted total debt to EBITDAR ratio. At December 31, 2015, we had $126.9 million in outstanding borrowings related to our credit facility and $2.2 million utilized for letters of credit, leaving availability of $173.1 million. The agreement is collateralized by substantially all of the assets of our U.S. and Canadian subsidiaries, with the notable exception of revenue equipment subject to third party financing or capital leases. We are obligated to comply with certain financial covenants under our credit facility and we were in compliance with these covenants at December 31, 2015.

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

Cash Flows

Net cash provided by operations for the six months ended December 31, 2015 was $22.9 million, compared to $22.4 million for the six months ended December 31, 2014. Cash provided by operations increased slightly primarily due to an increase in change in leased revenue and revenue equipment held for sale.  This fluctuation was offset by an increase in gains on sale of equipment.

Net cash provided by investing activities was $23.0 million for the six months ended December 31, 2015, compared to net cash used in investing activities of $63.7 million for the six months ended December 31, 2014. Cash used in investing activities includes the net cash effect of acquisitions and dispositions of revenue equipment during each period. Capital expenditures for property and equipment totaled $67.1 million for the six months ended December 31, 2015, and $72.8 million for the six months ended December 31, 2014. We generated proceeds from the sale of property and equipment of $107.9 million and $75.8 million for the six months ended December 31, 2015, and December 31, 2014, respectively.  Net cash paid for acquisitions was $17.7 million for the six months ended December 31, 2015, and $66.7 million for the six months ended December 31, 2014.

Net cash used in financing activities was $64.1 million for the six months ended December 31, 2015, compared to a net amount provided of $36.6 million for the six months ended December 31, 2014. The decrease in cash provided by financing activities was primarily due to an increase in principal payments under capital lease obligations. Financing activity represents borrowings (new borrowings, net of repayment) and payments of the principal component of capital lease obligations.

Cash dividends paid for the three months ended December 31, 2015, were equal to approximately $0.5 million, or $0.02 per share. We currently expect to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

Contractual Obligations

During the six months ended December 31, 2015, there were no material changes in our commitments or contractual liabilities.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for our revenue equipment. Our operating leases include some under which we do not guarantee the value of the asset at the end of the lease term ("walk-away leases") and some under which we do guarantee the value of the asset at the end of the lease term ("residual value guarantees"). Therefore, we are subject to the risk that equipment values may decline, in which case we would suffer a loss upon disposition and be required to make cash payments because of the residual value guarantees. At December 31, 2015, we were obligated for residual value guarantees related to operating leases of $34.0 million, compared to $18.6 million at December 31, 2014. We believe that any residual payment obligations will be satisfied by the value of the related equipment at the end of the lease. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We anticipate that going forward we will primarily use a combination of cash generated from operations and capital leases to finance tractor and trailer purchases.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. These estimates are based on management’s knowledge of current events and actions that affect, or could affect, our financial statements materially, and producing these estimates involves a significant level of judgment by management. The accounting policies we deem most critical include revenue recognition, allowance for doubtful accounts, depreciation, claims accrual, and accounting for income taxes. Effective October 1, 2015, the Company changed its estimates of the useful lives and salvage value of certain tractors and trailers to better reflect the estimated periods during which these assets will remain in service. The estimated useful lives of the tractors and trailers that previously were 3 years for tractors and 7 years for trailers were increased to 4 years for tractors and 10 years for trailers. The current year impact of these changes is disclosed in footnote 16. There were no other changes to our critical accounting policies and estimates during the three months ended December 31, 2015, compared to those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” included in our 2015 Annual Report on Form 10-K.

Seasonality

In the trucking industry, revenue generally decreases as customers reduce shipments after the winter holiday season and as inclement weather impedes operations.  At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and inclement weather.  We have substantial operations in the Midwestern and Eastern United States and Canada.  For the reasons stated, in those geographic regions in particular, third fiscal quarter net income historically has been lower than net income in each of the other three quarters of the year.  Our equipment utilization typically improves substantially between May and October of each year because of seasonal increased shipping and better weather.  Also, during September, October and November business generally increases as a result of increased retail merchandise shipped in anticipation of the holidays.

Item 3.                 Quantitative and Qualitative Disclosures about Market Risk

We experience various market risks, including fluctuations in interest rates, variability in currency exchange rates, and fuel and other commodity prices. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks. We do not enter into derivatives or other financial instruments for trading or speculative purposes, or for which there are no underlying related exposures.

Interest Rate Risk. We are exposed to interest rate risk principally from our credit facility. The credit facility carries a maximum variable interest rate based on either a base rate equal to the greater of either Bank of America, N.A.'s prime rate or LIBOR plus an applicable margin between 0.825% and 1.45% that is adjusted quarterly based on our lease adjusted total debt to EBITDAR ratio.  At December 31, 2015, the interest rate for revolving borrowings under our credit facility was 1.9%.  At December 31, 2015, we had $126.9 million variable rate term loan borrowings outstanding under the credit facility.  Assuming borrowing at historical levels, a hypothetical 0.25% increase in the bank's base rate and LIBOR would be immaterial to our net income.

Foreign Currency Exchange Rate Risk. We are subject to foreign currency exchange rate risk, specifically in connection with our Canadian and Mexican operations. While virtually all of the expenses associated with our Canadian operations, such as independent contractor costs, company driver compensation, and administrative costs, are paid in Canadian dollars, a significant portion of our revenue generated from those operations is billed in U.S. dollars because many of our customers are U.S. shippers transporting goods to or from Canada. As a result, increases in the value of the Canadian dollar relative to the U.S. dollar could adversely affect the profitability of our Canadian operations. Assuming revenue and expenses for our Canadian operations identical to the quarter ended December 31, 2015 (both in terms of amount and currency mix), we estimate that a $0.01 increase in the value of the Canadian dollar, relative to the U.S. dollar, would reduce our annual net income by approximately $108,000. At December 31, 2015, we had no outstanding foreign exchange derivative contracts relating to the Canadian dollar. Previously derivative gains/(losses) were initially reported as a component of other comprehensive income and were reclassified to earnings in the period when the contracts were closed out.

While virtually all of the expenses associated with our Mexican operations, such as independent contractor costs, company driver compensation, and administrative costs, are paid in Mexican pesos, a significant portion of our revenue generated from those operations is billed in U.S. dollars because many of our customers are U.S. shippers transporting goods to or from Mexico. As a result, an increase in the value of the Mexican peso, relative to the U.S. dollar, could adversely affect our consolidated results of operations. Assuming revenue and expenses for our Mexican operations identical to the quarter ended December 31, 2015 (both in terms of amount and currency mix), we estimate that a $0.01 increase in the value of the Mexican peso, relative to the U.S. dollar, would reduce our annual net income by approximately $212,000. At December 31, 2015, we had no outstanding foreign exchange derivative contracts relating to the Mexican peso. Previously derivative gains/(losses) were initially reported as a component of other comprehensive income and were reclassified to earnings in the period when the contracts were closed out.

Commodity Price Risk. Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability.  Fuel is subject to economic, political, and market factors that are outside of our control. Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through the collection of fuel surcharges. However, fuel surcharges do not always fully offset increases in fuel prices. In fiscal 2016, we entered into contracts to hedge up to 0.3 million gallons per month ending on February 28, 2017.  This represents approximately 10.0% of our monthly projected fuel requirements through February 2017.  At December 31, 2015, we had outstanding contracts in place for a notional amount of $7.4 million with the fair value of these contracts, approximately $2.2 million less than the original contract value. Derivative gains or losses, initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.  Based on our expected fuel consumption for fiscal 2016, a 10.0% change in the related price of heating oil or diesel per gallon would not have a material financial impact, assuming no further changes to our fuel hedging program or our fuel surcharge recovery.

Item 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the "Certifying Officers"), as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15(b) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures.

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

Quality Companies offer "tractors under management" to independent contractors, motor carrier fleets, and financing sources.  Quality’s services include tractor leasing, purchasing, and sales, driver recruiting, lease payment remittance, insurance, maintenance, and other services.  A portion of the tractors under management are contracted to Celadon independent contractors.  The remaining tractors are contracted to other fleets and their drivers.  Quality’s business has grown rapidly, but the rate of growth has recently slowed and is expected to remain constrained in the near future due to lower amounts of purchases by our funding sources.

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

Pursuant to these agreements, we use our volume purchasing power to purchase tractors, which we then sell to the Quality Financing Parties.  Quality then refers independent contractor drivers or fleets to the Quality Financing Parties, who lease tractors to such independent contractors or fleets or finance the drivers’ purchase of tractors.  Each Quality Financing Party has credit profile, customer concentration, and other business goals and restrictions, and may not grow, be able to obtain financing on acceptable terms, or even continue to finance tractors.  If either Quality Financing Party curtails its participation in this arrangement, or we are unable to find additional financing parties to offer similar terms, Quality’s business and our results would be adversely affected.  In addition, Quality’s operations pose several unique risks, including the following:

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

•
We are not obligated to make payments in respect of the leases or financing provided by the Quality Financing Parties to the independent contractors or fleets.  However, under certain circumstances we may be required to take certain actions to recover the vehicle, find a new driver, repair the vehicle, prepare it for service, or provide other support. We also may be required to repurchase certain leases or financings from the Quality Financing Parties upon Quality’s uncured material breach of the respective agreements.  We expect that it would be difficult to recoup the costs associated with these actions, especially if there were a decline in the used equipment market.

•
We may experience commercial pressure from financing sources and suppliers to provide additional services, change the terms of services provided, or otherwise help them mitigate any losses they may suffer, even if we are not legally obligated to do so.

•
We may experience commercial pressure from the Quality Financing Parties or other third parties with whom we enter into similar arrangements to add additional driver recruiting, truck maintenance and repossession, or other services, or change the terms of such services, any of which could increase our costs.

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

Item 3.                 Defaults Upon Senior Securities

Not applicable.

Item 4.                 Mine Safety Disclosures

Not applicable.

Item 5.                 Other Information

The disclosure below is intended to satisfy any obligation of ours to provide disclosure pursuant to clause (d) of Item 5.02 "Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers" of Form 8-K.

Item 5.02     Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

(d)

Election of Kenneth L. Buck, Jr. to Board of Directors

On February 3, 2016, upon the recommendation of the Nominating and Corporate Governance Committee of the Board of Directors (the "Board") of Celadon Group, Inc. (the "Company"), the Board elected Kenneth L. Buck, Jr. as a director, effective immediately, to hold office until the next election of directors and until his successor is duly elected and qualified or until his earlier resignation or removal. Mr. Buck has served as the President of our A&S Kinard Logistics, LLC subsidiary since its acquisition in October 2014 and Executive Vice President of Business Development since February 2016.

There is no arrangement or understanding between Mr. Buck and any other person pursuant to which Mr. Buck was appointed a director of the Company. As previously disclosed, the Company entered into a definitive Membership Interest Purchase Agreement (the "Agreement") to acquire all of the outstanding interests of A&S Services Group, LLC ("A&S") from the holders of such interests. Under the Agreement, the Company paid $55 million and assumed $31.8 million of indebtedness in connection with operating leases. As a holder of interests in A&S, Mr. Buck received gross proceeds of approximately $11 million, before application of proceeds for debt repayment.

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

4.3	Amended and Restated By-Laws of the Company. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on January 31, 2008.)
10.1	Amended and Restated Program Agreement, dated November 14, 2014, by and among the Company, Quality Equipment Leasing, LLC, and Element Financial Corp.*
10.2	Amended and Restated Service Agreement, dated November 14, 2014, by and among the Company, Quality Equipment Leasing, LLC, and Element Financial Corp.*
10.3	Second Amended and Restated Service Agreement, dated September 28, 2015, by and among the Company, Quality Equipment Leasing, LLC, and Element Financial Corp.*
10.4	Letter Agreement, dated December 29, 2015, by and among the Company, Quality Equipment Leasing, LLC, and Element Financial Corp.*
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company's Principal Executive Officer.*
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Bobby L. Peavler, the Company's Principal Financial Officer.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, by Paul A. Will, the Company's Chief Executive Officer.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Bobby L. Peavler, the Company's Chief Financial Officer.*
101.INS**	XBRL Instance Document.*
101.SCH**	XBRL Taxonomy Extension Schema Document.*
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Celadon Group, Inc. (Registrant)

Date: February 9, 2016	/s/ Paul A. Will
Paul A. Will
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: February 9, 2016	/s/ Bobby L. Peavler
Bobby L. Peavler
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
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

4.3	Amended and Restated By-Laws of the Company. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on January 31, 2008.)
10.1	Amended and Restated Program Agreement, dated November 14, 2014, by and among the Company, Quality Equipment Leasing, LLC, and Element Financial Corp.*
10.2	Amended and Restated Service Agreement, dated November 14, 2014, by and among the Company, Quality Equipment Leasing, LLC, and Element Financial Corp.*
10.3	Second Amended and Restated Service Agreement, dated September 28, 2015, by and among the Company, Quality Equipment Leasing, LLC, and Element Financial Corp.*
10.4	Letter Agreement, dated December 29, 2015, by and among the Company, Quality Equipment Leasing, LLC, and Element Financial Corp.*
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company's Principal Executive Officer.*
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Bobby L. Peavler, the Company's Principal Financial Officer.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, by Paul A. Will, the Company's Chief Executive Officer.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Bobby L. Peavler, the Company's Chief Financial Officer.*
101.INS**	XBRL Instance Document.*
101.SCH**	XBRL Taxonomy Extension Schema Document.*
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be "furnished" and not "filed."