Form 10-Q
period 2016-03-31
CELADON GROUP INC
filed 2016-05-10
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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
Yes [ ] No [X]

As of May 10, 2016, 28,219,390 shares of the registrant's common stock, par value $0.033 per share, were outstanding.

CELADON GROUP, INC.

Index to

March 31, 2016 Form 10-Q

PART I.              FINANCIAL INFORMATION

Item I.                 Financial Statements

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Dollars and shares in thousands except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2016	2015	2016	2015

OPERATING REVENUE:
Freight revenue	$239,851	$201,727	$726,974	$546,636
Fuel surcharge revenue	19,723	29,975	74,120	100,852
Total revenue	259,574	231,702	801,094	647,488

OPERATING EXPENSES:
Salaries, wages, and employee benefits	78,251	68,257	245,605	189,048
Fuel	22,725	33,713	77,141	112,897
Purchased transportation	84,956	64,408	267,934	166,273
Revenue equipment rentals	5,932	1,620	10,355	6,859
Operations and maintenance	17,394	15,539	53,243	39,768
Insurance and claims	8,830	7,729	23,466	20,626
Depreciation and amortization	19,611	20,457	60,399	53,747
Communications and utilities	2,643	2,183	7,598	6,110
Operating taxes and licenses	5,143	4,369	15,647	11,382
General and other operating	4,590	3,682	13,676	10,564
Gain on disposition of equipment	(2,032)	(5,583)	(20,752)	(14,151)
Total operating expenses	248,043	216,374	754,312	603,123

Operating income	11,531	15,328	46,782	44,365

Interest expense	3,573	2,130	10,483	5,308
Interest income	---	---	---	(7)
Other income	102	(64)	223	(175)
Income from equity method investment	(43)	---	(43)	---
Income before income taxes	7,899	13,262	36,119	39,239
Income tax expense	2,660	4,670	12,899	14,057
Net income	$5,239	$8,592	$23,220	$25,182

Income per common share:
Diluted	$0.19	$0.36	$0.83	$1.05
Basic	$0.19	$0.37	$0.85	$1.08

Diluted weighted average shares outstanding	28,170	24,150	28,025	24,025
Basic weighted average shares outstanding	27,481	23,538	27,471	23,628

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2016	2015	2016	2015

Net income	$5,239	$8,592	$23,220	$25,182
Other comprehensive loss:
Unrealized gain (loss) on fuel derivative instruments, net of tax	202	---	(1,148)	---
Unrealized gain (loss) on currency derivative instruments, net of tax	---	---	---	(35)
Foreign currency translation adjustments, net of tax	5,275	(7,751)	(8,986)	(17,318)
Total other comprehensive income (loss)	5,477	(7,751)	(10,134)	(17,353)
Comprehensive income	$10,716	$841	$13,086	$7,829

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2016 and June 30, 2015
(Dollars and shares in thousands except par value)

	(unaudited)
	March 31,	June 30,
ASSETS	2016	2015

Current assets:
Cash and cash equivalents	$5,294	$24,699
Trade receivables, net of allowance for doubtful accounts of $1,526 and $1,002 at March 31, 2016 and June 30, 2015, respectively	131,178	130,892
Prepaid expenses and other current assets	41,420	33,267
Tires in service	3,448	1,857
Leased revenue equipment held for sale	56,374	52,591
Revenue equipment held for sale	78,822	49,856
Income tax receivable	16,846	17,926
Deferred income taxes	5,109	7,083
Total current assets	338,491	318,171
Property and equipment	908,431	935,976
Less accumulated depreciation and amortization	(163,626)	(147,446)
Net property and equipment	744,805	788,530
Tires in service	3,739	2,173
Goodwill	61,278	55,357
Investment in unconsolidated companies	2,043	---
Other assets	27,550	11,458
Total assets	$1,177,906	$1,175,689

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$23,104	$13,699
Accrued salaries and benefits	16,603	16,329
Accrued insurance and claims	19,169	14,808
Accrued fuel expense	7,523	10,979
Accrued purchased transportation	20,000	16,259
Accrued equipment purchases	464	775
Deferred leasing revenue and related liabilities	21,135	31,872
Other accrued expenses	19,282	31,835
Current maturities of long-term debt	218	948
Current maturities of capital lease obligations	59,156	62,992
Total current liabilities	186,654	200,496
Long-term debt, net of current maturities	152,414	133,199
Capital lease obligations, net of current maturities	323,799	366,452
Other long term liabilities	---	953
Deferred income taxes	135,042	108,246
Stockholders' equity:
Common stock, $0.033 par value, authorized 40,000 shares; issued and outstanding 28,719 and 28,342 shares at March 31, 2016 and June 30, 2015, respectively	948	935
Treasury stock at cost; 500 shares at March 31, 2016 and June 30, 2015	(3,453)	(3,453)
Additional paid-in capital	197,885	195,682
Retained earnings	216,984	195,412
Accumulated other comprehensive loss	(32,367)	(22,233)
Total stockholders' equity	379,997	366,343
Total liabilities and stockholders' equity	$1,177,906	$1,175,689

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended
	March 31,
	2016	2015

Cash flows from operating activities:
Net income	$23,220	$25,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,517	53,955
Gain on sale of equipment	(20,752)	(14,151)
Stock based compensation	2,164	2,044
Deferred income taxes	29,016	6,103
Provision for doubtful accounts	570	180
Changes in operating assets and liabilities:
Trade receivables	3,978	(865)
Income taxes	384	6,936
Tires in service	(3,180)	1,278
Prepaid expenses and other current assets	(7,466)	(7,330)
Other assets	(23,272)	(513)
Leased revenue and revenue equipment held for sale	(48,722)	(29,859)
Accounts payable and accrued expenses	(11,979)	26,993
Net cash provided by operating activities	4,478	69,953

Cash flows from investing activities:
Purchase of property and equipment	(69,686)	(107,178)
Proceeds on sale of property and equipment	123,169	158,177
Purchase of businesses, net of cash acquired	(18,264)	(115,213)
Net cash provided by (used in) investing activities	35,219	(64,214)

Cash flows from financing activities:
Proceeds from bank borrowings and debt	682,895	531,975
Payments on bank borrowings and debt	(665,322)	(452,770)
Dividends paid	(1,648)	(1,397)
Principal payments under capital lease obligations	(75,657)	(86,018)
Proceeds from issuance of stock	51	5,567
Net cash used in financing activities	(59,681)	(2,643)
Effect of exchange rates on cash and cash equivalents	579	(916)
Increase/Decrease in cash and cash equivalents	(19,405)	2,180
Cash and cash equivalents at beginning of period	24,699	15,508
Cash and cash equivalents at end of period	$5,294	$17,688
Supplemental disclosure of cash flow information:
Interest paid	$10,483	$5,308
Income taxes paid	$168	$5,522
Lease obligation incurred in the purchase of equipment	$90,415	$165,787
Conversion of capital leases to operating leases	$61,248	---

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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

2.           Earnings Per Share

A reconciliation of the basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three months ended		Nine months ended
	March 31,		March 31,
	2016	2015	2016	2015

Weighted average common shares outstanding – basic	27,481	23,538	27,471	23,368
Dilutive effect of stock options and unvested restricted stock units	689	612	554	657
Weighted average common shares outstanding – diluted	28,170	24,150	28,025	24,025

Net income	$5,239	$8,592	$23,220	$25,182
Earnings per common share:
Diluted	$0.19	$0.36	$0.83	$1.05
Basic	$0.19	$0.37	$0.85	$1.08

There were no shares that were considered anti-dilutive for the three-month or nine-month periods ended March 31, 2016 or March 31, 2015.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

(Unaudited)

3.           Stock Based Compensation

The following table summarizes the components of our stock based compensation program expense (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2016	2015	2016	2015

Stock compensation expense for options, net of forfeitures	$0	$5	$0	$54
Stock compensation expense for restricted stock, net of forfeitures	703	705	2,164	1,990
Total stock compensation expense	$703	$710	$2,164	$2,044

As of March 31, 2016, we had no unrecognized compensation cost related to unvested options granted under the Celadon Group, Inc. 2006 Omnibus Incentive Plan, as amended (the "2006 Plan").

A summary of the award activity of our stock option plans as of  March 31, 2016, and changes during the nine-month period then ended is presented below:

Options	Option Totals	Weighted-Average Exercise Price per Share

Outstanding at July 1, 2015	295,789	$9.47
Granted	---	---
Vested	(14,950)	$11.33
Forfeited or expired	---	---
Outstanding at March 31, 2016	280,839	$9.37
Exercisable at March 31, 2016	280,839	$9.37

As of March 31, 2016, we also had approximately $6.7 million of unrecognized compensation expense related to restricted stock awards, which is anticipated to be recognized over a weighted-average period of 3.3 years and a total period of 3.8 years.  A summary of the restricted stock award activity under the 2006 Plan as of March 31, 2016, and changes during the nine-month period is presented below:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value

Unvested at July 1, 2015	396,366	$21.13
Granted	442,392	$8.03
Vested and Issued	(152,340)	$19.51
Forfeited	(80,249)	$21.72
Unvested at March 31, 2016	606,169	$11.89

The fair value of each restricted stock award is based on the closing market price on the date of grant. During the third quarter of fiscal 2016, the Company gave certain 2014 and 2015 Restricted Stock Grants (“RSG”) grantees the opportunity to enter into an alternative fixed cash compensation arrangement whereby the grantee would forfeit all rights to unvested RSG awards in exchange for a guaranteed quarterly payment for the remainder of the underlying RSG term. This alternative arrangement is subject to continued service to the Company or one of its subsidiaries. These fixed payments will be accrued quarterly through January 2019.  Unearned compensation was not affected by this arrangement and forfeitures include 72,327 shares related to this arrangement. The Company offered this alternative arrangement to mitigate the volatility to earnings from stock price variance on the RSGs.

4.           Segment Information

We have three reportable segments comprised of an asset-based segment, an asset-light based segment, and an equipment leasing and services segment. Our asset-based segment includes our asset-based dry van carrier and rail services, which are geographically diversified but have similar economic and other relevant characteristics, as they all provide truckload carrier services of general commodities to a similar class of customers. Our asset-light based segment consists of our warehousing, brokerage, and less-than-truckload ("LTL") operations. Our equipment leasing and services segment consists of tractor and trailer sales and leasing. This segment also includes revenues from insurance, maintenance, and other ancillary services that we provide for, or make available to, independent contractors. We have determined that these segments qualify as reportable segments under ASC 280-10, Segment Reporting. Information regarding our reportable segments is summarized below (in thousands):

	Operating Revenues
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

Asset-based	$220,099	$206,789	$687,187	$584,253
Asset-light	31,362	24,913	94,901	63,235
Equipment leasing and services	8,113	---	19,006	---
Total	$259,574	$231,702	$801,094	$647,488

	Operating Income
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

Asset-based	$9,607	$12,718	$28,455	$36,722
Asset-light	2,968	2,610	10,182	7,643
Equipment leasing and services	(1,044)	---	8,145	---
Total	$11,531	$15,328	$46,782	$44,365

Results of the equipment leasing and services segment prior to the current fiscal year are impracticable to determine due to the way we had costs integrated with our asset-based segment.

Information as to our operating revenue by geographic area is summarized below (in thousands). We allocate operating revenue based on the country of origin of the tractor hauling the freight:

	Operating Revenues
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

United States	$228,458	$196,287	$703,010	$532,664
Canada	19,745	23,485	62,883	80,481
Mexico	11,371	11,930	35,201	34,343
Consolidated	$259,574	$231,702	$801,094	$647,488

5.           Income Taxes

During the three months ended March 31, 2016 and 2015, our effective tax rates were 33.7% and 35.2%, respectively.  During the nine months ended March 31, 2016 and 2015, our effective tax rates were 35.7% and 35.8%, respectively.  In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits. The change in the proportion of income from domestic and foreign sources affects our effective tax rate. Income tax expense also varies from the amount computed by applying the statutory federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Under this pay structure, drivers who meet the requirements and elect to receive per diem pay are generally required to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases our drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes.  As a result, salaries, wages, and employee benefits are slightly lower, and our effective income tax rate is higher than the statutory rate.  Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases because aggregate per diem pay becomes smaller in relation to pre-tax income.  Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to be paid under this pay structure.

We follow ASC Topic 740-10-25 in accounting for uncertainty in income taxes ("Topic 740"). Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We account for any uncertainty in income taxes by determining whether it is more likely than not that a tax position taken or expected to be taken in a tax return will be sustained upon examination by the appropriate taxing authority based on the technical merits of the position.  In that regard, we have analyzed filing positions in our federal and applicable state tax returns for all open tax years.  The only periods subject to examination for our federal returns are the 2013 through 2015 tax years. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations, or cash flows.  As of March 31, 2016, we recorded a $0.5 million liability for unrecognized tax benefits, a portion of which represents penalties and interest.

6.           Commitments and Contingencies

We are party to certain lawsuits in the ordinary course of business. We are not currently party to any proceedings which we believe will have a material adverse effect on our consolidated financial position or operations. A subsidiary has been named as the defendant in a class action proceeding. A summary judgment was granted in favor of the plaintiffs. We have appealed this judgment. We believe that we will be successful on appeal, but that it is also reasonably possible the judgment will be upheld. We estimate the possible range of financial exposure associated with this claim to be between $0 and approximately $5 million. We currently do not have a contingency reserved for this claim, but will continue to monitor the progress of this claim to determine if a reserve is necessary in the future.

We have also been named as the defendant in a second class action proceeding. A judgment was granted in favor of the plaintiffs. We have appealed this judgment. We believe that we will be successful on appeal, but that it is also reasonably possible the judgment will be upheld. We estimate the possible range of financial exposure associated with this claim to be between $0 and approximately $2 million. We currently do not have a contingency reserved for this claim, but will continue to monitor the progress of this claim to determine if a reserve is necessary in the future.

We have planned commitments to add $41 million of tractor operating leases over the next twelve months as of March 31, 2016.  Generally, our purchase orders do not become firm commitment orders for which we are irrevocably obligated until shortly before purchase. We may also choose to time our purchases based on performance of existing equipment throughout the year.  Our plans to purchase equipment are reevaluated on a quarter by quarter basis. As of March 31, 2016, the Company had outstanding purchase commitments of approximately $7.1 million for facilities and land. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

Standby letters of credit, not reflected in the accompanying condensed consolidated financial statements, aggregated approximately $3.8 million at March 31, 2016. In addition, at March 31, 2016, 500,000 treasury shares were held in a trust as collateral for self-insurance reserves.

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

Assets held under operating leases are not recorded on our condensed consolidated balance sheet. We lease revenue and service equipment under non-cancellable operating leases expiring at various dates through 2023.

Future minimum lease payments relating to capital leases and operating leases as of March 31, 2016 follow (in thousands):

	Capital Leases	Operating Leases
2016	$67,620	$17,723
2017	124,058	15,577
2018	92,042	6,738
2019	37,429	3,557
2020	19,974	2,755
Thereafter	68,206	5,334
Total minimum lease payments	$409,329	$51,684
Less amounts representing interest	26,374
Present value of minimum lease payments	382,955
Less current maturities	59,156
Non-current portion	$323,799

Long-Term Debt

We had debt, excluding capital leases, of $152.6 million at March 31, 2016, of which $151.9 million relates to our credit facility. Debt includes revenue equipment installment notes of $0.7 million with an average interest rate of approximately 6.2 percent at March 31, 2016, due in monthly installments with final maturities at various dates through June 2019.

8.           Fair Value Measurements

ASC 820-10 Fair Value Measurements and Disclosure defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This standard establishes a three-level hierarchy for fair value measurements based upon the significant inputs used to determine fair value. Observable inputs are those which are obtained from market participants external to us, while unobservable inputs are generally developed internally, utilizing management’s estimates, assumptions, and specific knowledge of the nature of the assets or liabilities and related markets. The three levels are defined as follows:

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value as of March 31, 2016 and June 30, 2015 (in thousands).

			Level 1		Level 2		Level 3
	Balance	Balance	Balance	Balance	Balance	Balance	Balance	Balance
	at	at	at	at	at	at	at	at
	March	June	March	June	March	June	March	June
	31,	30,	31,	30,	31,	30,	31,	30,
	2016	2015	2016	2015	2016	2015	2016	2015
Fuel derivatives	(1,837)	---	---	---	(1,837)	---	---	---

Our other financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, long term debt, and capital lease obligations.  At March 31, 2016, the fair values of these instruments were approximated by their carrying values.

9.           Fuel Derivatives

In our day-to-day business activities we are exposed to certain market risks, including the effects of changes in fuel prices. We review new ways to reduce the potentially adverse effects that the volatility of fuel markets may have on operating results. In an effort to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we may enter into futures contracts. These instruments will be Gulf Coast Diesel futures contracts as the related index, New York Mercantile Exchange (“NYMEX”), generally exhibits high correlation with the changes in the dollars of the forecasted purchase of diesel fuel. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

We have entered into futures contracts relating to 5,292,000 total gallons of diesel fuel, or 331,000 gallons per month for April 2016 through July 2017, approximately 10.0% of our monthly projected fuel requirements through July 2017.   Under these contracts, we pay a fixed rate per gallon of Gulf Coast Diesel and receive the monthly average price of New York Gulf Coast Diesel per the NYMEX. We have done retrospective and prospective regression analyses that showed the changes in the prices of diesel fuel and Gulf Coast Diesel were deemed to be highly effective based on the relevant authoritative guidance.  Accordingly, we have designated the respective hedges as cash flow hedges.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly.  If our analysis shows that the derivatives are not highly effective as hedges, we will discontinue hedge accounting for the period and prospectively recognize changes in the fair value of the derivative being recognized through earnings.  As a result of our effectiveness assessment at inception and at March 31, 2016, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

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

Currently the amount recorded in accumulated other comprehensive income as of March 31, 2016 is $1.8 million of loss.  The accumulated other comprehensive income loss will fluctuate with changes in fuel prices.  Amounts ultimately recognized in the condensed consolidated statements of income as fuel expense, due to the actual diesel fuel purchases, will depend on the fair value as of the date of settlement.

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties with which we have these agreements.  Our credit exposure related to these financial instruments is represented by the fair value of contracts reported as assets.  To evaluate credit risk, we review each counterparty's audited financial statements and credit ratings and obtain references.  Any credit valuation adjustments deemed necessary would be reflected in the fair value of the instrument.  As of March 31, 2016, we have not made any such adjustments.

10.           Dividend

On January 27, 2016, we declared a cash dividend of $0.02 per share of common stock.  The dividend was payable to stockholders of record on April 8, 2016 and was paid on April 22, 2016.  Future payment of cash dividends, and the amount of any such dividends, will depend on our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

11.           Acquisitions

Immaterial acquisitions for the period ended March 31, 2016

In July 2015, we acquired certain assets of Buckler Transport, Inc. (“Buckler”) in Roulette, PA, for $13.7 million. The assets acquired include tractors and trailers that we intend to operate in the short term. We used borrowings under our existing credit facility to fund the purchase price. The purposes of the acquisition were to continue service to Buckler customers and to diversify into the hot asphalt and fracking industry.

In November 2015, we acquired certain assets of Distribution, Inc. dba FTL, Inc. (“FTL”) in Clackamas, OR, for $5.4 million. The assets acquired include tractors and trailers that we intend to operate in the short term. We used borrowings under our existing credit facility to fund the purchase price. The purpose of the acquisition was to continue dry-van service for the FTL customers.

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

The following table summarizes intangible assets, included as a component of other assets in the accompanying condensed consolidated financial statements (in thousands):

	Intangibles
	June 30, 2015	Current Year Additions	March 31, 2016
Gross carrying amount	$8,096	---	$8,096
Accumulated amortization	1,048	$122	1,170
Net carrying amount	$7,048	$122	$6,926

The following table summarizes goodwill (in thousands):

	Goodwill
	June 30, 2015	Current year additions	March 31, 2016
Asset based	$53,989	$5,921	$59,910
Asset light	$1,368	---	$1,368
Total Goodwill	$55,357	$5,921	$61,278

The additions to goodwill mostly relate to the Buckler and FTL acquisitions of $3.4 million and $1.8 million, respectively.  Another $0.7 million of additions are goodwill adjustments related to previously disclosed acquisitions.  The Buckler and FTL related goodwill are tax deductible.

13.           Equipment Leasing and Services Segment

We routinely enter into financing leases with independent contractors and assign leases to third parties. Total net proceeds of units during the three and nine months ended March 31, 2016 was $30.4 million and $318.6 million, respectively.  The net gain as a result of these transactions in the three and nine months ended March 31, 2016 was $2.0 million and $20.8 million, respectively.  The $1.0 million of net operating expense reported under the equipment leasing and services segment for the three months ended March 31, 2016 includes $2.0 million in gains recorded on a net basis for such period, less operating expenses associated with this segment. The $8.1 million operating income reported under the equipment leasing and services segment includes $20.8 million in gains recorded on a net basis for such period, less associated operating expenses.

14.           Unconsolidated Related-party Investments

In late September 2015, Quality Equipment Leasing, LLC and Quality Companies, LLC (together, “Quality” or “Quality Companies”), our wholly owned subsidiaries, entered into a Portfolio Purchase and Sale Agreement, a Fleet Program Agreement, a Service Agreement and a Program Agreement with 19th Capital Group, LLC (“19th Capital”). Under the Portfolio Purchase and Sale Agreement, 19th Capital purchased portfolios of Quality's independent contractor leases and associated assets. The net sales proceeds of units total $49.4 million for the nine months ended March 31, 2016. The net gain as a result of these transactions was $2.8 million. There were no sales in the three months ended March 31, 2016.

Under the Program Agreement, 19th Capital will finance the renewal and expansion of transportation assets operated by independent lessees. Under related agreements, Quality will provide administrative and servicing support for 19th Capital’s lease and financing portfolio, certain driver recruiting, lease payment remittance, maintenance, and insurance services. The Company records such gains as deferred revenue in the liabilities section of the balance sheet and amortizes the deferred revenue over the expected life of the lease until 19th Capital disposes of the asset. The Company has deferred $3.5 million which is included in deferred leasing revenue on the condensed consolidated balance sheet as of March 31, 2016.

19th Capital was established with capital contributions from us (33.33%) and Tiger ELS, LLC (“Tiger”) (66.67%), an entity controlled by Larsen MacColl Partners, an unaffiliated investment firm, in exchange for Class A Interests. As of March 31, 2016, we had invested $2.0 million of the total capital contributions.  In addition to the Company’s ownership, certain members of Celadon’s management own a membership interest in 19th Capital, issued in the form of Class B Interests, which begin to participate in equity value after 100% of the capital invested in 19th Capital, plus a preferred return of 12% per annum, has been returned to the holders of the Class A Interests. Celadon and Celadon’s management, on a combined basis, have a minority interest in 19th Capital.

15.	Reclassifications and Adjustments

Certain items in the fiscal 2015 condensed consolidated financial statements have been reclassified to conform to the current presentation.  The reclassifications had no impact on earnings or total assets.

16.           Change in depreciable lives of property and equipment

In accordance with its policy, the Company reviews the estimated useful lives of its fixed assets on an ongoing basis. This review indicated that the actual lives of certain tractors and trailers were longer than the estimated useful lives used for depreciation purposes in the Company’s financial statements. As a result, effective October 1, 2015, the Company changed its estimates of the useful lives and salvage value of certain tractors and trailers to better reflect the estimated periods during which these assets will remain in service. The estimated useful lives of the tractors and trailers that previously were 3 years for tractors and 7 years for trailers were increased to 4 years for tractors and 10 years for trailers. The effect of this change in estimate was to reduce depreciation expense for the three months ended March 31, 2016 by $2.4 million, increase net income by $1.6 million, and increase basic and diluted earnings per share by $0.06.  The effect of this change in estimate was to reduce depreciation expense for the nine months ended March 31, 2016 by $5.2 million, increase net income by $3.3 million, and increase basic and diluted earnings per share by $0.12.

17.           Recent Accounting Pronouncements

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

In November 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-07 "Income Taxes"(ASC Topic 740), to simplify the presentation of deferred income taxes. The amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  This guidance will affect any entity that present a classified statement of financial position. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016, and early adoption will be permitted. The Company is continuing to evaluate the new guidance and plans to provide additional information about its expected financial impact at a future date.

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02 "Leases"(ASC Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance will affect any entity that enters into a lease. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2018, and early adoption will be permitted. The Company is continuing to evaluate the new guidance and plans to provide additional information about its expected financial impact at a future date.

In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-09 "Compensation - Stock Compensation"(ASC Topic 718), to simplify various aspects of accounting for stock-based compensation, including income tax consequences, classification of awards as equity or liability, as well as classification of activities within the statement of cash flows. This guidance will affect any entity that issues share-based payment awards to their employees. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016, and early adoption will be permitted. The Company is continuing to evaluate the new guidance and plans to provide additional information about its expected financial impact at a future date.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Forward-Looking Statements

Except for certain historical information contained herein, this report contains certain statements that may be considered "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of revenues, earnings, cash flows, dividends, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed acquisition plans, new services, or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing.  In this Item 2, statements regarding our ability to reduce future fuel consumption, future prices of fuel, future industry capacity, future purchased transportation expenses, future costs of maintenance and operations, future recruiting and retention costs, future depreciation and gains on sale of equipment, future equipment values, future freight rates, future income tax rates, future insurance and claims expenses, future changes in salaries, wages, or employee benefit costs, our ability to grow our independent contractor fleet, expected capital expenditures, the likelihood of future acquisitions, our future ability to fund operating expenses and equipment acquisitions, our future ability to recruit and retain drivers, future dividends, future revenue and growth, and future sources of liquidity, among others, are forward-looking statements. Words such as "believe," "may," "could," "will," "expects," "hopes," "estimates," "projects," "intends," "anticipates," and "likely," and variations of these words, or similar expressions, terms, or phrases, are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks, assumptions, and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended June 30, 2015, along with any supplements in Part II below.  Readers should review and consider the factors discussed in "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended June 30, 2015, along with any supplements in Part II below, in addition to various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Recent Results of Operations

Our results of operations for the quarter ended March 31, 2016, compared to the same period in 2015 are as follows:

•	Total revenue increased 12.0% to $259.6 million from $231.7 million;
•	Freight revenue, which excludes fuel surcharges, increased 18.9% to $239.9 million from $201.7 million;
•	Net income decreased 39.5% to $5.2 million from $8.6 million; and
•
Net income per diluted share decreased 47.2% to $0.19 from $0.36, on a 16.6% increase in weighted average diluted shares resulting primarily from the Company's public offering of 3.5 million shares of common stock in May 2015.

In the quarter ended March 31, 2016, average revenue per loaded mile increased 5.0% from the quarter ended March 31, 2015. Average revenue per tractor per week decreased 7.5%, which was primarily attributable to the decrease in average miles per seated tractor per week from the quarter ended March 31, 2015, which resulted primarily from a lackluster freight environment, coupled with significant growth in seated tractor count.

Our average seated line haul tractors increased to 5,082 tractors in the quarter ended March 31, 2016, compared to 4,171 tractors for the same period a year ago. The net change of 911 units is comprised of a 639-unit increase in independent contractor tractors, and a 272-unit increase in company tractors, mainly attributable to our recent acquisitions. The number of tractors operated by independent contractors increased 61.9% from a year ago, and now represents 32.9% of our total fleet. We have continued to focus on our four key business initiatives, which include moving the business model to more dedicated and committed customer freight, increasing our asset light model, which broadens our value-added customer service offering at good margins, creating more lane density in our core operating lanes, and increasing our brokerage portion of our business in lanes that do not create lane density.  We have seen improvement in several of our key operating statistics as a result of this increased focus.

At March 31, 2016, our total balance sheet debt was $535.6 million and our total stockholders' equity was $380.0 million, for a total debt to capitalization ratio of 58.5%. At March 31, 2016 we had $144.3 million of available borrowing capacity under our revolving credit facility.

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

The trucking industry has experienced significant increases in expenses over the past several years, in particular those relating to equipment costs, driver compensation, insurance, and, until relatively recently, fuel. Over the long-term, we expect the limited pool of currently available qualified drivers, upcoming regulatory changes that further reduce the driver pool, and intense competition to recruit and retain those drivers will constrain overall industry capacity, although we expect our recent efforts related to our driving school and average fleet age will improve our driver recruiting and retention. We experienced weaker freight volumes and pricing pressures in the quarter ended March 31, 2016, which could continue to restrict our ability to raise freight rates to cover increasing expenses, absent economic growth in U.S. manufacturing, retail, and other high volume shipping industries.

Results of Operations

The following table sets forth the percentage relationship of expense items to operating and freight revenue for the periods indicated:

	Three months ended		Nine months ended
	March 31,		March 31,
	2016	2015	2016	2015

Operating revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages, and employee benefits	30.1%	29.5%	30.7%	29.2%
Fuel	8.8%	14.6%	9.6%	17.4%
Purchased transportation	32.7%	27.8%	33.4%	25.7%
Revenue equipment rentals	2.3%	0.7%	1.3%	1.1%
Operations and maintenance	6.7%	6.7%	6.6%	6.1%
Insurance and claims	3.4%	3.3%	2.9%	3.2%
Depreciation and amortization	7.6%	8.8%	7.5%	8.3%
Communications and utilities	1.0%	0.9%	0.9%	0.9%
Operating taxes and licenses	2.0%	1.9%	2.0%	1.8%
General and other operating	1.8%	1.6%	1.7%	1.6%
Gain on disposition of equipment	(0.8%)	(2.4%)	(2.6%)	(2.2%)
Total operating expenses	95.6%	93.4%	94.0%	93.1%

Operating income	4.4%	6.6%	5.8%	6.9%

Other expense (income)	1.4%	0.9%	1.3%	0.8%

Income before income taxes	3.0%	5.7%	4.5%	6.1%
Provision for income taxes	1.0%	2.0%	1.6%	2.2%

Net income	2.0%	3.7%	2.9%	3.9%

	Three months ended		Nine months ended
	March 31,		March 31,
	2016	2015	2016	2015

Freight revenue(1)	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages, and employee benefits	32.6%	33.8%	33.8%	34.6%
Fuel(1)	1.2%	1.9%	0.4%	2.2%
Purchased transportation	35.4%	31.9%	36.9%	30.4%
Revenue equipment rentals	2.5%	0.8%	1.4%	1.3%
Operations and maintenance	7.3%	7.7%	7.3%	7.3%
Insurance and claims	3.7%	3.8%	3.2%	3.8%
Depreciation and amortization	8.2%	10.1%	8.3%	9.8%
Communications and utilities	1.1%	1.1%	1.0%	1.1%
Operating taxes and licenses	2.1%	2.2%	2.2%	2.1%
General and other operating	1.9%	1.9%	1.9%	1.8%
Gain on disposition of equipment	(0.8%)	(2.8%)	(2.9%)	(2.6%)
Total operating expenses	95.2%	92.4%	93.5%	91.8%

Operating income	4.8%	7.6%	6.4%	8.2%

Other expense (income)	1.5%	1.0%	1.4%	1.0%

Income before income taxes	3.3%	6.6%	5.0%	7.2%
Provision for income taxes	1.1%	2.3%	1.8%	2.6%

Net income	2.2%	4.3%	3.2%	4.6%

(1)
Freight revenue is total revenue less fuel surcharges. In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense. Fuel surcharges were $19.7 million and $30.0 million for the third quarter of fiscal 2016 and 2015, respectively, and $74.1 million and $100.9 million for the nine months ended March 31, 2016 and 2015, respectively. Freight revenue is not a recognized measure under GAAP and should not be considered an alternative to or superior to other measures derived in accordance with GAAP. We believe our presentation of freight revenue and our discussion of various expenses as a percentage of freight revenue is a useful way to evaluate our core operating performance.

Comparison of Three Months Ended March 31, 2016 to Three Months Ended March 31, 2015

Total revenue increased by $27.9 million, or 12.0%, to $259.6 million for the third quarter of fiscal 2016, from $231.7 million for the third quarter of fiscal 2015.  Freight revenue increased by $38.2 million, or 18.9%, to $239.9 million for the third quarter of fiscal 2016, from $201.7 million for the third quarter of fiscal 2015. These increases were attributable to growth in seated tractors, an increase in loaded miles to 98.1 million for the third quarter of fiscal 2016 from 91.4 million in the third quarter of fiscal 2015, and an increase in revenue per loaded mile to $1.889 for the third quarter of fiscal 2016 from $1.798 for the third quarter of fiscal 2015.  The increase in revenue per loaded mile is attributable to growth from our dedicated business and improved freight mix. The increase in loaded miles was also the result of an increase in average seated line-haul tractors to 5,082 in the third quarter of fiscal 2016, from 4,171 in the third quarter of fiscal 2015. This increase was attributable to improved driver recruiting efforts, including the addition of new drivers from our driving school and as a result of the integration of fleets we have acquired. Miles per seated truck per week have decreased by 129 miles compared to the fiscal 2015 period, from 1,878 to 1,749 partially as a result of the inclusion of acquired fleets with shorter average lengths of haul and partially due to the rise in our seated count outpacing freight demand. This combination of factors resulted in a net decrease in average revenue per seated tractor per week, which is our primary measure of asset productivity, to $2,804 in the third quarter of fiscal 2016, from $3,034 for the third quarter of fiscal 2015. Going forward, our primary focus is improving average revenue per seated tractor per week.

Revenue for our asset-light-based segment increased to $31.4 million in the third quarter of fiscal 2016 from $24.9 million in the third quarter of fiscal 2015, primarily based on increases in our warehousing and LTL revenues and the integration of acquired companies with considerable asset-light operations. We expect our asset-light business to experience moderate revenue growth going forward as we continue to take advantage of synergies created through our acquisitions and leverage specialized service capabilities of acquired businesses.

Revenue from our equipment leasing and services segment was $8.1 million in the third quarter of fiscal 2016. Our equipment leasing and services segment consists of tractor and trailer leasing. This segment also includes revenues from insurance, maintenance, and other ancillary services that we provide for, or make available to, independent contractors.  Recently, the focus of our equipment leasing and services segment has shifted from tractor and trailer sales and leasing to providing ancillary services.  These service offerings include sales, leasing, business services, maintenance, and insurance.  We expect this shift to provide a more stable, “annuity” based revenue stream and to reduce the potentially volatile impact of gains from tractor and trailer sales.  We anticipate revenue related to these service offerings to see some growth in the future as we continue to expand.

Fuel surcharge revenue decreased to $19.7 million in the third quarter of fiscal 2016 from $30.0 million for the third quarter of fiscal 2015 due to reduced fuel prices.

Salaries, wages, and employee benefits were $78.3 million, or 30.1% of total revenue and 32.6% of freight revenue, for the third quarter of fiscal 2016, compared to $68.3 million, or 29.5% of total revenue and 33.8% of freight revenue, for the third quarter of fiscal 2015. The increase in expenses was the result of increased recruiting expense attributable to our driving school and other recruitment efforts and an increase in driver payroll and administrative payroll. Driver payroll increased due to an increase in the number of Company drivers and higher recruiting costs resulting from a competitive driver market. Administrative payroll has increased in connection with the addition of acquired operations. We have continued investing in expanding our driving school, which has produced a significant number of drivers for our fleet and resulting improvements in seated truck count. Although we expect the market for drivers to remain competitive and place ongoing pressure on these expenses, we believe our increased focus on eliminating recruiting redundancies and generating back office efficiencies will cause this category to remain flat as a percentage of revenue over the next few quarters.

Fuel expenses, without reduction for fuel surcharge revenue, decreased to $22.7 million, or 8.8% of total revenue, for the third quarter of fiscal 2016, compared to $33.7 million, or 14.6% of total revenue, for the third quarter of fiscal 2015. Fuel expenses, net of fuel surcharge revenue, decreased to $3.0 million, or 1.2% of freight revenue, for the third quarter of fiscal 2016, compared to $3.7 million, or 1.9% of freight revenue, for the third quarter of fiscal 2015. The decrease in the weekly on-highway diesel prices of $0.84 per gallon, from $2.91 to $2.07 offset by an increase in total miles in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 has contributed to decreases in net fuel expenses.  These decreases were also caused by an increase in independent contractors as a percentage of the total fleet, as independent contractors incur their own fuel costs which are in purchased transportation.  Integration of new equipment, coupled with the replacement of older equipment we obtained through recent acquisitions, contributed to the increase in average miles per gallon to 7.51 for the third quarter of fiscal 2016 from 7.19 for the third quarter of fiscal 2015.  We expect that our continued efforts to reduce idling and operate more fuel-efficient tractors and aerodynamic trailers will continue to have a positive impact on our miles per gallon. However, we expect this positive impact to be partially offset by increasing fuel costs per gallon and the use of more costly ultra-low sulfur diesel fuel.

Purchased transportation increased to $85.0 million, or 32.7% of total revenues and 35.4% of freight revenue, for the third quarter of fiscal 2016, from $64.4 million, or 27.8% of total revenues and 31.9% of freight revenue, for the third quarter of fiscal 2015. These increases are primarily related to increases in independent contractor expenses, with slight increases to intermodal transportation expense and LTL/brokerage expenses. We believe our increased utilization of independent contractors and increased focus on these areas of our business has led to increased revenue as well as the costs associated with generating that revenue.  We expect purchased transportation to increase as we continue our efforts to increase our LTL/brokerage and intermodal transportation businesses. We have seen an increase in the average number of independent contractors when compared to the third quarter of fiscal 2015, and we will continue to actively recruit them.

Operations and maintenance increased to $17.4 million, or 6.7% of total revenue and 7.3% of freight revenue, for the third quarter of fiscal 2016, from $15.5 million, or 6.7% of total revenue and 7.7% of freight revenue, for the third quarter of fiscal 2015. Operations and maintenance consist of direct operating expense, maintenance, and tire expense. The increase in these expenses was primarily related to increased total miles, the maintenance requirements of equipment added due to acquisitions, and increased maintenance costs for the emission reduction systems on our newer tractors. We believe that maintenance costs will remain consistent as we are substantially completed with replacing older equipment. Additionally, newer equipment repairs are more likely to be covered by warranty, creating further reductions to our maintenance expense.

Insurance and claims expense increased to $8.8 million, or 3.4% of total revenue and 3.7% of freight revenue, for the third quarter of fiscal 2016, from $7.7 million, or 3.3% of total revenue and 3.8% of freight revenue, for the third quarter of fiscal 2015.  Insurance consists of premiums for liability, cargo damage, and workers' compensation insurance, in addition to claims expense. The expense increase in the third quarter of fiscal 2016 was driven in part by higher workers’ compensation claims during the 2016 quarter. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We periodically review and adjust our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume. We expect our insurance and claims expense to be consistent with historical average amounts as a percentage of revenue going forward. However, this category will vary based upon the frequency and severity of claims, the level of self-insurance, and premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased to $19.6 million, or 7.6% of total revenue and 8.2% of freight revenue, for the third quarter of fiscal 2016, from $20.5 million, or 8.8% of total revenue and 10.1% of freight revenue, for the third quarter of fiscal 2015. The decrease was due to the change in estimated useful lives and salvage value of certain tractors and trailers. This change had a total impact of $2.4 million to depreciation expense for the current quarter. Offsetting these decreases was an increase in owned tractors and trailers primarily as a result of acquisitions subsequent to the fiscal 2015 period.

Gain on sale of revenue equipment decreased from $5.6 million in third quarter of fiscal 2015 to $2.0 million in third quarter of fiscal 2016.  This decrease was due to decreased equipment sales to third parties resulting from a slightly weaker used tractor market. We expect gain on sale to remain relatively consistent over the next few months, followed by a decrease thereafter as we shift the focus of our equipment leasing and services segment to a more “annuity” based model based primarily on ancillary services rather than equipment sales and leasing. However, gain on sale can vary significantly due to a variety of factors, including availability of replacement equipment and conditions in the new and used equipment markets.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses as a percentage of total revenue. Accordingly, we have not provided a detailed discussion of such expenses.

Our pre-tax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, decreased to 4.4% of total revenue and decreased to 4.8% of freight revenue for third quarter of fiscal 2016, from 6.6% of total revenue and 7.6% of freight revenue for the third quarter of fiscal 2015.

Income taxes decreased to $2.7 million, with an effective tax rate of 33.7%, for the third quarter of fiscal 2016, from $4.7 million, with an effective tax rate of 35.2%, for the third quarter of fiscal 2015. The decrease is related primarily to the decrease in income before income taxes and the impact of one-time tax credits that are not expected to recur.  Going forward, we expect our effective tax rate will be approximately 34% to 36%. As pre-tax net income increases, our non-deductible expenses, such as per diem expense, have a lesser impact on our effective rate.  Furthermore, the effective rate in foreign countries is lower than that in the United States. Therefore, as our percentage of income attributable to foreign income changes, our total income tax effective rate will also change.

Comparison of Nine Months Ended March 31, 2016 to Nine Months Ended March 31, 2015

Total revenue increased by $153.6 million, or 23.7%, to $801.1 million for the nine months ended March 31, 2016, (“the fiscal 2016 period”), from $647.5 million for the nine months ended March 31, 2015, (“the fiscal 2015 period”).  Freight revenue increased by $180.4 million, or 33.0%, to $727.0 million for the fiscal 2016 period, from $546.6 million for the fiscal 2015 period. These increases were attributable to growth in seated tractors and an increase in loaded miles to 300.6 million for the fiscal 2016 period from 251.0 million for the fiscal 2015 period, in addition to an increase in revenue per loaded mile to $1.896 for the fiscal 2016 period from $1.747 for the fiscal 2015 period. The increase in revenue per loaded mile is attributable to growth from our dedicated business and improved freight mix.  The increase in loaded miles was also the result of an increase in average seated line-haul tractors to 5,092 in the fiscal 2016 period, from 3,682 in the fiscal 2015 period, due to improved driver recruiting efforts, including our driving school, and the increase in drivers resulting from the integration of acquired fleets. Slightly offsetting these increases was a decrease in miles per seated truck of 10.8% versus the first nine months of fiscal 2015, which resulted primarily from acquired fleets having shorter average length-of-hauls and the rise in our seated count outpacing freight demand.  Going forward, our primary focus is improving average revenue per seated tractor per week.

Revenue for our asset-light segment increased to $94.9 million in the fiscal 2016 period from $63.2 million in the fiscal 2015 period primarily based on increases in our warehousing and LTL revenues and the integration of acquired companies with considerable asset-light operations. We expect our asset-light business to experience moderate revenue growth going forward as we continue to take advantage of synergies created through our acquisitions and leverage specialized service capabilities of acquired businesses.

Revenue from our equipment leasing and services segment was $19.0 million in the fiscal 2016 period.  Our equipment leasing and services segment consists of tractor and trailer leasing and also includes revenue from insurance, maintenance, and other ancillary services that we provide for, or make available to, independent contractors.  Recently, the focus of our equipment leasing and services segment has shifted from tractor and trailer sales and leasing to providing ancillary services.  These services include sales, leasing, business services, maintenance, and insurance.  We expect this shift to provide a more stable, “annuity” based revenue stream and to reduce the potentially volatile impact of gains from tractor and trailer sales.  We anticipate revenue related to these service offerings to see some growth in the future as we continue to expand.

Fuel surcharge revenue decreased to $74.1 million for the fiscal 2016 period from $100.9 million for the fiscal 2015 period due to a decrease in the fuel prices offset by the increase in loaded miles.

Salaries, wages, and employee benefits were $245.6 million, or 30.7% of total revenue and 33.8% of freight revenue, for the fiscal 2016 period, compared to $189.0 million, or 29.2% of total revenue and 34.6% of freight revenue, for the fiscal 2015 period.  The increase in absolute dollars was the result of increased recruiting expense and administrative wages.  Recruiting expenses increased due to our focus on increasing the number of seated tractors and higher recruiting costs resulting from a competitive driver market. Administrative payroll has increased in connection with the integration of acquired operations. We have continued investing in expanding our driving school, which has produced a significant number of drivers for our fleet. Although we expect the market for drivers to remain competitive and to place ongoing pressure on these expenses, we believe our increased focus on eliminating recruiting redundancies and generating back office efficiencies will cause these expenses to remain flat as a percentage of revenue.

Fuel expenses, without reduction for fuel surcharge revenue, decreased to $77.1 million, or 9.6% of total revenue, for the fiscal 2016 period, compared to $112.9 million, or 17.4% of total revenue, for the fiscal 2015 period. Fuel expenses, net of fuel surcharge revenue, decreased to $3.0 million, or 0.4% of freight revenue, for the fiscal 2016 period, compared to $12.0 million, or 2.2% of freight revenue, for the fiscal 2015 period.  The decrease in the weekly on-highway diesel prices of $1.07 per gallon, from $3.44 to $2.37, offset by an increase in total miles in the fiscal 2016 period compared to the fiscal 2015 period has contributed to decreases in net fuel expenses.  These decreases were also caused by an increase in independent contractors as a percentage of the total fleet, as independent contractors incur their own fuel costs which are in purchased transportation.  Integration of new equipment, coupled with the replacement of older acquisition units, contributed to the increase in miles per gallon to 7.71 for the fiscal 2016 period from 7.11 for the fiscal 2015 period. We expect that our continued efforts to reduce idling and operate more fuel-efficient tractors and aerodynamic trailers will continue to have a positive impact on our miles per gallon. However, we expect this positive impact to be partially offset by increasing fuel costs per gallon and the use of more costly ultra-low sulfur diesel fuel.

Purchased transportation increased to $267.9 million, or 33.4% of total revenues and 36.9% of freight revenue, for the fiscal 2016 period, from $166.3 million, or 25.7% of total revenues and 30.4% of freight revenue, for the fiscal 2015 period. These increases are primarily related to independent contractor expenses, with slight increases to intermodal transportation expense and LTL/brokerage expenses. We believe our increased utilization of independent contractors and increased focus on these areas of our business has led to increased revenue as well as the costs associated with generating that revenue. We expect purchased transportation to increase as we continue our efforts to increase our LTL/brokerage and intermodal transportation businesses. We have seen an increase in the average number of independent contractors when compared to fiscal 2015, and we will continue to actively recruit them.

Operations and maintenance increased to $53.2 million, or 6.6% of total revenue and 7.3% of freight revenue, for the fiscal 2016 period, from $39.8 million, or 6.1% of total revenue and 7.3% of freight revenue, for the fiscal 2015 period. Operations and maintenance consist of direct operating expense, maintenance, and tire expense. The increase in these expenses was primarily related to the maintenance requirements of equipment added due to acquisitions and increased maintenance costs due to emission reduction systems on our newer tractors. We believe that maintenance costs will remain consistent as we are substantially completed with replacing older equipment. Additionally, newer equipment repairs are more likely to be covered by warranty, creating further reductions to our maintenance expense.

Insurance and claims expense increased to $23.5 million, or 2.9% of total revenue and 3.2% of freight revenue, for the fiscal 2016 period, from $20.6 million, or 3.2% of total revenue and 3.8% of freight revenue, for the fiscal 2015 period. The expense increase in the absolute dollars resulted from an increased number of claims and severity of claims during the fiscal 2016 period. Insurance consists of premiums for liability, cargo damage, and workers' compensation insurance, in addition to claims expense.  Our insurance program involves self-insurance at various risk retention levels.  Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We periodically review and adjust our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume. We expect our insurance and claims expense to be consistent with historical average amounts as a percentage of revenue going forward. However, this category will vary based upon the frequency and severity of claims, the level of self-insurance, and premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to $60.4 million, or 7.5% of total revenue and 8.3% of freight revenue, for the fiscal 2016 period, compared to $53.7 million, or 8.3% of total revenue and 9.8% of freight revenue, for the fiscal 2015 period. The increase in absolute dollars was primarily attributable to an increase in owned tractors and trailers as a result of acquisitions subsequent to the fiscal 2015 period. Offsetting these increases was the change in estimated useful lives and salvage value of certain tractors and trailers. This change had a total impact of $5.2 million to depreciation expense for the current fiscal period.

Gain on sale of revenue equipment increased from $14.2 million in the fiscal 2015 period to $20.8 million in the fiscal 2016 period. This decrease was due to decreased equipment sales to third parties. We expect gain on sale to remain consistent over the next few months, followed by a decrease thereafter as we shift the focus of our equipment leasing and services segment to a more “annuity” based model based primarily on ancillary services rather than equipment sales and leasing.  However, gain on sale can vary significantly due to a variety of factors, including availability of replacement equipment and conditions in the new and used equipment markets.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses as a percentage of total revenue. Accordingly, we have not provided a detailed discussion of such expenses.

Our operating income, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, decreased to 5.8% of total revenue and decreased to 6.4% of freight revenue for fiscal 2016, from 6.9% of total revenue and 8.2% of freight revenue for fiscal 2015.

Income taxes decreased to $12.9 million, with an effective tax rate of 35.7%, for the fiscal 2016 period, from $14.1 million, with an effective tax rate of 35.8%, for the fiscal 2015 period. We expect our effective tax rate to continue in the range of 34% to 36%.

Liquidity and Capital Resources

Trucking is a capital-intensive business. We require cash to fund our operating expenses (other than depreciation and amortization), to make capital expenditures and acquisitions, and to repay lease obligations and debt, including principal and interest payments. Other than ordinary operating expenses, we anticipate that capital expenditures for the acquisition of revenue equipment will constitute our primary cash requirement over the next twelve months. We have recently completed several acquisitions, and we frequently consider additional potential acquisitions. If we were to engage in additional acquisitions, our cash requirements would increase and we may have to modify our expected financing sources for the purchase of equipment. Subject to any required lender approval, we may make acquisitions in the future. Our principal sources of liquidity are cash generated from operations, bank borrowings, capital and operating lease financing of revenue equipment, and proceeds from the sale of used revenue equipment. At March 31, 2016, our total balance sheet debt, including capital lease obligations and current maturities, was $535.6 million, compared to $564.5 million at June 30, 2015.

We have planned commitments to add $41 million of tractor operating leases over the next twelve months as of March 31, 2016, calculated before considering the proceeds from the disposition of equipment that is being replaced.  Generally, our purchase orders do not become firm commitment orders for which we are irrevocably obligated until shortly before purchase. While our typical tractor refresh cycle is a three- to four- year cycle, we may also choose to time our purchases based on performance of existing equipment throughout the year.  Our plans to purchase equipment are reevaluated on a quarter by quarter basis.  Accordingly, we have significant flexibility to alter the timing of our planned capital expenditures on relatively short notice. As of March 31, 2016, the Company had outstanding purchase commitments of approximately $7.1 million for facilities and land. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

At March 31, 2016, we were authorized to borrow up to $300.0 million under our primary credit facility, which expires December 2019. The applicable interest rate under this agreement is based on either a base rate, equal to Bank of America, N.A.'s prime rate or LIBOR plus an applicable margin between 0.825% and 1.45% that is adjusted quarterly based on our lease adjusted total debt to "EBITDAR" ratio, with "EBITDAR" generally defined to mean earnings before interest, taxes, depreciation, amortization, and rent. At March 31, 2016, we had $151.9 million in outstanding borrowings related to our credit facility and $3.8 million utilized for letters of credit, leaving availability of $144.3 million. The agreement is collateralized by substantially all of the assets of our U.S. and Canadian subsidiaries, with the notable exception of revenue equipment subject to third party financing or capital leases. We are obligated to comply with certain financial covenants under our credit facility and we were in compliance with these covenants at March 31, 2016.

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

Cash Flows

Net cash provided by operations for the nine months ended March 31, 2016 was $4.5 million, compared to $70.0 million for the nine months ended March 31, 2015. Cash provided by operations decreased primarily due to an increase in leased revenue and revenue equipment held for sale which resulted in reduced proceeds compared to the 2015 period. An increase in other assets also resulted in the decrease in net cash provided by operations. The increase in other assets was a result of our net amount due from our third party financing company.

Net cash provided by investing activities was $35.2 million for the nine months ended March 31, 2016, compared to net cash used in investing activities of $64.2 million for the nine months ended March 31, 2015. Cash provided by investing activities includes the net cash effect of acquisitions and dispositions of revenue equipment used in our asset-based fleet during each period. Capital expenditures for property and equipment totaled $69.7 million for the nine months ended March 31, 2016, and $107.2 million for the nine months ended March 31, 2015. We generated proceeds from the sale of property and equipment of $123.2 million and $158.2 million for the nine months ended March 31, 2016, and March 31, 2015, respectively.  Net cash paid for acquisitions was $18.3 million for the nine months ended March 31, 2016, and $115.2 million for the nine months ended March 31, 2015.

Net cash used in financing activities was $59.7 million for the nine months ended March 31, 2016, compared to $2.6 million for the nine months ended March 31, 2015. The increase in cash used in financing activities was primarily due to an increase in repayments made on bank borrowings and debt. Financing activity represents borrowings (new borrowings, net of repayment) and capital lease obligations.

Cash dividends paid for the three months ended March 31, 2016, were $0.5 million, or approximately $0.02 per share. We currently expect to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

Contractual Obligations

Refer to “Liquidity and Capital Resources,” above, and “Off-Balance Sheet Arrangements,” below, for details on changes in our contractual obligations during the nine months ended March 31, 2016.  Aside from these items, there were no material changes in our commitments or contractual liabilities during the nine months ended March 31, 2016.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for our revenue equipment. Our operating leases include some under which we do not guarantee the value of the asset at the end of the lease term ("walk-away leases") and some under which we do guarantee the value of the asset at the end of the lease term ("residual value guarantees"). Therefore, we are subject to the risk that equipment values may decline, in which case we would suffer a loss upon disposition and be required to make cash payments because of the residual value guarantees. At March 31, 2016, we were obligated for residual value guarantees related to operating leases of $49.0 million, compared to $11.5 million at March 31, 2015. We believe that any residual payment obligations will be satisfied by the value of the related equipment at the end of the lease. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We anticipate that going forward we will primarily use a combination of cash generated from operations and capital leases to finance tractor and trailer purchases and meet any residual value guaranty obligations.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. These estimates are based on management’s knowledge of current events and actions that affect, or could affect, our financial statements materially, and producing these estimates involves a significant level of judgment by management. The accounting policies we deem most critical include revenue recognition, allowance for doubtful accounts, depreciation, claims accrual, and accounting for income taxes. Effective October 1, 2015, the Company changed its estimates of the useful lives and salvage value of certain tractors and trailers to better reflect the estimated periods during which these assets will remain in service. The estimated useful lives of the tractors and trailers that previously were 3 years for tractors and 7 years for trailers were increased to 4 years for tractors and 10 years for trailers. The current year impact of these changes is disclosed in footnote 16 to the condensed consolidated financial statements. There were no other changes to our critical accounting policies and estimates during the nine months ended March 31, 2016, compared to those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” included in our 2015 Annual Report on Form 10-K.

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

Interest Rate Risk. We are exposed to interest rate risk principally from our credit facility. The credit facility carries a maximum variable interest rate based on either a base rate equal to the greater of either Bank of America, N.A.'s prime rate or LIBOR plus an applicable margin between 0.825% and 1.45% that is adjusted quarterly based on our lease adjusted total debt to EBITDAR ratio.  At March 31, 2016, the interest rate for revolving borrowings under our credit facility was 1.5%.  At March 31, 2016, we had $151.9 million variable rate term loan borrowings outstanding under the credit facility.  Assuming borrowing at historical levels, a hypothetical 0.25% increase in the bank's base rate and LIBOR would be immaterial to our net income.

Foreign Currency Exchange Rate Risk. We are subject to foreign currency exchange rate risk, specifically in connection with our Canadian and Mexican operations. While virtually all of the expenses associated with our Canadian operations, such as independent contractor costs, company driver compensation, and administrative costs, are paid in Canadian dollars, a significant portion of our revenue generated from those operations is billed in U.S. dollars because many of our customers are U.S. shippers transporting goods to or from Canada. As a result, increases in the value of the Canadian dollar relative to the U.S. dollar could adversely affect the profitability of our Canadian operations. Assuming revenue and expenses for our Canadian operations identical to the quarter ended March 31, 2016 (both in terms of amount and currency mix), we estimate that a $0.01 increase in the value of the Canadian dollar, relative to the U.S. dollar, would reduce our annual net income by approximately $118,000. At March 31, 2016, we had no outstanding foreign exchange derivative contracts relating to the Canadian dollar. Previously derivative gains/(losses) were initially reported as a component of other comprehensive income and were reclassified to earnings in the period when the contracts were closed out.

While virtually all of the expenses associated with our Mexican operations, such as independent contractor costs, company driver compensation, and administrative costs, are paid in Mexican pesos, a significant portion of our revenue generated from those operations is billed in U.S. dollars because many of our customers are U.S. shippers transporting goods to or from Mexico. As a result, an increase in the value of the Mexican peso, relative to the U.S. dollar, could adversely affect our consolidated results of operations. Assuming revenue and expenses for our Mexican operations identical to the quarter ended March 31, 2016 (both in terms of amount and currency mix), we estimate that a $0.01 increase in the value of the Mexican peso, relative to the U.S. dollar, would reduce our annual net income by approximately $201,000. At March 31, 2016, we had no outstanding foreign exchange derivative contracts relating to the Mexican peso. Previously derivative gains/(losses) were initially reported as a component of other comprehensive income and were reclassified to earnings in the period when the contracts were closed out.

Commodity Price Risk. Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability.  Fuel is subject to economic, political, and market factors that are outside of our control. Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through the collection of fuel surcharges. However, fuel surcharges do not always fully offset increases in fuel prices. In fiscal 2016, we entered into contracts to hedge up to 0.5 million gallons per month ending on July 31, 2017.  These hedging contracts relate to Gulf Coast Diesel, the price of which has generally correlated to the price of diesel fuel we use.  This represents approximately 10.0% of our monthly projected fuel requirements through July 2017.  At March 31, 2016, we had outstanding contracts in place for a notional amount of $8.0 million with the fair value of these contracts approximately $1.8 million less than the original contract value. Derivative gains or losses, initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.  Based on our expected fuel consumption for fiscal 2016, a 10.0% change in the related price of Gulf Coast Diesel or diesel per gallon would not have a material financial impact, assuming no further changes to our fuel hedging program or our fuel surcharge recovery.

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

4.3	Amended and Restated By-Laws of the Company. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on January 31, 2008.)
10.1	Third Amended and Restated Reserve Account Agreement dated March 23, 2016 by and among Celadon Group, Inc., Quality Equipment Leasing, LLC, and Element Financial Corp.
10.2	Third Amended and Restated Service Agreement dated March 23, 2016 by and among Celadon Group, Inc., Quality Equipment Leasing, LLC, and Element Financial Corp.
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company's Principal Executive Officer.*
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Bobby L. Peavler, the Company's Principal Financial Officer.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, by Paul A. Will, the Company's Chief Executive Officer.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Bobby L. Peavler, the Company's Chief Financial Officer.*
101.INS**	XBRL Instance Document.*
101.SCH**	XBRL Taxonomy Extension Schema Document.*
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Celadon Group, Inc. (Registrant)

Date: May 10, 2016	/s/ Paul A. Will
Paul A. Will
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: May 10, 2016	/s/ Bobby L. Peavler
Bobby L. Peavler
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
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

4.3	Amended and Restated By-Laws of the Company. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on January 31, 2008.)
10.1	Third Amended and Restated Reserve Account Agreement dated March 23, 2016 by and among Celadon Group, Inc., Quality Equipment Leasing, LLC, and Element Financial Corp.
10.2	Third Amended and Restated Service Agreement dated March 23, 2016 by and among Celadon Group, Inc., Quality Equipment Leasing, LLC, and Element Financial Corp.
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company's Principal Executive Officer.*
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Bobby L. Peavler, the Company's Principal Financial Officer.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, by Paul A. Will, the Company's Chief Executive Officer.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Bobby L. Peavler, the Company's Chief Financial Officer.*
101.INS**	XBRL Instance Document.*
101.SCH**	XBRL Taxonomy Extension Schema Document.*
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be "furnished" and not "filed."