Form 10-K
period 2016-06-30
CELADON GROUP INC
filed 2016-09-13
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2016
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

On December 31, 2015, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock ($0.033 par value) held by non-affiliates (26,585,345 shares) was approximately $263 million based upon the reported last sale price of the common stock on that date. In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and affiliated holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates.

The number of outstanding shares of the registrant's common stock as of the close of business on September 12, 2016 was 28,715,140.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of Form 10-K - Portions of Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders

CELADON GROUP, INC.
FORM 10-K

PART I

Disclosure Regarding Forward Looking Statements

This Annual Report on Form 10-K contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, cash flows, dividends, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed acquisition plans, new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. In this Annual Report, statements relating to our ability to contain and reduce administrative and recruiting costs, our ability to compete effectively in domestic and international markets, our ability to reduce future fuel consumption and our future fuel expenses, our future purchased transportation expenses, driver and independent contractor compensation, future costs of maintenance and operations, our future tax treatment, rates, assets, and liabilities, our future ability to recruit and retain drivers and independent contractors, expected liquidity, planned allocation of capital, our ability to lease or resell purchased equipment, future depreciation and gains on sale of equipment, future insurance and claims expenses, expected capital expenditures, expected customer concentration, future financing of equipment additions, future laws and regulations and their potential effects, future currency rates, future inflation, future use of treasury stock, future recognition of restricted stock, future asset utilization, future trucking capacity, our ability to gain market share, expected freight demand and volumes, future rates, our future ability to fund operating expenses, our future obligations under financing arrangements, future sources and costs of liquidity, the impact of our Lease Shortfall Advance arrangement on our liquidity, and future changes to Quality's financing arrangements, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth below. Readers should review and consider the factors discussed in "Item 1A. Risk Factors," along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Item 1.                 Business

Introduction

We are one of North America's largest truckload freight transportation providers.  Our primary services involve point-to-point shipping for major customers within the United States, between the United States and Mexico, and between the United States and Canada.  We complement these services with a variety of warehousing, supply chain logistics, tractor leasing, and other services that we believe add value to our customers and professional truck drivers.

We operate our business through three reportable segments: our primary segment, which we refer to as "asset-based," a small but growing segment we refer to as "asset-light", and our third segment we refer to as "equipment leasing and services."  Asset-based services generally require greater ongoing net capital expenditures because we provide them using our own tractors and trailers or other assets.  Asset-light services generally require less ongoing net capital expenditures because we contract with third parties, such as other trucking companies, railroads, or warehouse owners, to provide all or a substantial portion of the assets needed to provide the service. Equipment leasing and services generally require ongoing net capital expenditures to purchase tractors and trailers, offset by lease income and sale proceeds.  Our intention is to move purchased equipment to a lease or resell within a short period following purchase.  We believe a combination of these services affords us the opportunity to increase our size, diversification of revenue streams, and importance to customers while managing our expected ongoing net capital expenditures and improving our return on invested capital.

Our primary asset-based services include United States domestic dry van, refrigerated, and flatbed service; cross-border service between the United States and each of Mexico and Canada; intra-Mexico and intra-Canada service; dedicated contract service; regional and specialized short haul service; and rail intermodal service.  We generate a substantial portion of our asset-based revenue from services provided internationally (in Mexico or Canada or cross-border), and we believe the size of our international operations and expertise with the unique regulatory and logistical requirements of each North American country provide a competitive advantage in the international trucking marketplace.

Our primary asset-light services include freight brokerage, warehousing, less-than truckload consolidation, and supply chain logistics services.  We believe these services afford us an opportunity to increase our scale and market share with customers, serve customers' needs by covering more of their loads, retain control over freight even when it does not meet our financial or operating objectives at the time, and concentrate our assets with the most beneficial loads.

Through our Quality Companies subsidiaries, we provide tractor leasing and ancillary services to owner-operators who contract with us or with other trucking companies.  We have grown the Quality Companies significantly during fiscal 2015 and 2016, and we intend to continue to do so if the market allows.  Our primary equipment leasing and services include tractor and trailer sales and leasing. This segment also includes revenues from insurance, maintenance, and other ancillary services that we provide for, or make available to, independent contractors.

Through a series of acquisitions, we have expanded our operations and service offerings both within the United States and internationally. These acquisitions have contributed significantly to our improved lane density, freight mix, and customer diversity, as well as helping us expand our international operations.

Operating and Sales Strategy

We approach our trucking operations as an integrated effort of marketing, customer service, and fleet management. We have identified as priorities: gain truckload market share by leveraging our service offerings and customer relationships; improve asset productivity through enhanced technology and investments in human capital; continue to drive out costs and recognize synergies from previous acquisitions as we complete integrations; maintain our long haul and international focus, while leveraging our expanded service offerings to our customers; and pursue strategic acquisition opportunities on an opportunistic basis. We have also continued to focus on four specific key business initiatives, which include moving the business model to more dedicated and committed customer freight, increasing our asset light model, which broadens our value-added customer service offering at good margins, creating more lane density in our core operating lanes, and increasing our brokerage portion of our business in lanes that do not create lane density. To accomplish these objectives, we have sought to instill high levels of discipline, cooperation, and trust between our operations and sales departments. As a part of this integrated effort, our operations and sales departments have developed the following strategies, goals, and objectives:

•
Seek high yielding freight from targeted industries, customers, regions, and lanes that improves our overall network density and diversifies our customer and freight mix. We believe that we can improve our lane density and equipment utilization and increase our average revenue per mile by focusing our sales resources on targeted regions and lanes with an emphasis on cross-border or international movements and utilization of primarily north-south shipping routes. Each piece of business has rate and productivity goals that are designed to improve our overall yield management. We believe that by increasing the business we do with shippers having less cyclicality in demand, our ability to achieve rate per mile increases.

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

•
Operate a modern fleet to reduce expenses and improve safety and driver retention. Our replacement cycle for our tractors is approximately three to four years. This equipment renewal policy has allowed us to recognize significant benefits associated with reduced maintenance and tire expenses, as such expenses increase significantly for tractors beyond the fourth year of operation, as wear and tear increases and some warranties expire. Considering the competitive market for qualified drivers, we believe that continually refreshing our equipment will enhance our recruiting and retention efforts.

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

•
Maintain our leading position in cross-border truckload shipments while offering diversified, nationwide transportation services in the U.S. We believe our strategically located terminals and experience with the languages, cultures, and border crossing requirements of all three North American countries provide us with competitive advantages in the international trucking marketplace. As a result of these advantages, we believe we are the industry leader in cross border truckload transportation between North American countries. These cross-border shipments, which comprised 34% of our revenue in fiscal 2016, are balanced by a strong and growing business with domestic freight.

•
Seeking strategic acquisitions to broaden our existing operations. We have made 36 trucking company acquisitions since 1995, including 5 acquisitions in the last two fiscal years, and we continue to evaluate acquisition candidates. Our current acquisition strategy is focused on broadening our operations through the addition of carriers that improve our lane density, customer diversity, and service offerings.

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

Quality Companies.  In March of 2014, we entered into a transaction with our third party financing provider, under which it purchases portfolios of independent contractor leases and directly provide financing to our independent contractors.  The portfolios were held in our Quality Companies business unit ("Quality").  Quality diversifies our income stream by providing a suite of "tractors under management" services, which includes tractor purchasing and sales, maintenance, loan and lease servicing, repossession, and other services to independent contractor drivers and their finance providers.  Quality has grown significantly from 750 tractors under management at the end of fiscal 2013 to 11,300 tractors under management at the end of fiscal 2016.  We believe Quality significantly complements our core freight business lines for several reasons.  First, our consolidated buying power, warranty plans, maintenance experience, and insurance expertise allow us to provide a differentiated services suite to independent contractors and third-party fleets that may not have capacity or desire to build these skill sets internally.  Second, the Quality business, to the extent pursued off-balance sheet with financial partners such as our third party financing provider, has the prospect for more consistent margins, lower capital expenditures and higher return on invested capital than our traditional truckload business.  Third, we are able to access an entrepreneurial and high-performing segment of the professional truck driving population that otherwise may go unserved generally or untapped by us.  While recent softness in the freight and used equipment markets has curtailed Quality’s growth, we continue to believe that Quality provides an attractive and diversified revenue stream relative to our core business, and will continue to evaluate growth opportunities as market conditions permit.

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

Conducting cross-border operations produces additional challenges. We are one of a limited number of trucking companies that can maneuver this complicated cross-border mechanism, and we participate in all three segments of this cross border market, providing or arranging for door-to-door transport service between points in the United States, Canada, and Mexico. Transportation of goods by truck between the United States, Canada, and Mexico is subject to international trade agreements. Transportation of goods between the United States or Canada and Mexico consists of three components: (i) transportation from the point of origin to the Mexican border, (ii) transportation across the border, and (iii) transportation from the border to the final destination. United States and Canadian carriers may operate within both countries, but such carriers are not allowed to operate within Mexico. Previously, Mexican carriers were not allowed to operate within the United States except for a 26-kilometer, or approximately 16 miles, band along the Mexican border. In 2015, the Federal Motor Carrier Safety Administration ("FMCSA") announced that Mexican carriers could begin applying for authority to transport goods to and from the United States beyond the previously authorized border zones.  United States carriers have been given reciprocal rights to operate in Mexico.  Trailer only crossings will continue to be permitted.   We do not believe these changes will cause us to deviate from our model with respect to our cross-border operations in the near term and we believe we are well positioned to compete effectively in these markets.

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

Customers

We target large service-sensitive customers with time-definite delivery requirements throughout the United States, Canada, and Mexico. Our customers frequently ship in the north-south lanes (i.e., to and from locations in Mexico and locations in the United States and Eastern Canada). We currently service approximately 5,000 customers. Our premium service to these customers is enhanced by the ability to provide significant trailer capacity where needed, state-of-the-art technology, well-maintained tractors and trailers, and 24/7 dispatch and reporting services. The principal types of freight transported include tobacco, consumer goods, automotive parts, various home products and fixtures, lawn tractors and assorted equipment, light bulbs, and various parts for engines. No customer accounted for more than 10% of our total revenue during any of our three most recent fiscal years.

Drivers and Personnel

At June 30, 2016, we employed, in the U.S., Canada, and Mexico, 5,979 persons, of whom 3,688 were drivers, 313 were truck maintenance personnel, 1,449 were administrative personnel, and 529 were dedicated services personnel. None of our U.S. or Canadian employees are represented by a union or a collective bargaining unit.

Driver recruitment, retention, and satisfaction are essential components of our success. We have experienced increased competition to recruit and retain drivers as the economy continues to improve and qualified drivers are presented with more employment opportunities. We expect the competition for qualified drivers to continue to intensify over the next fiscal year. In addition, the requirements of the FMCSA's Compliance, Safety, Accountability ("CSA") program have caused an additional increase in competition for qualified drivers. Our drivers are selected in accordance with specific guidelines, relating primarily to safety records, driving experience, and personal evaluations, including a physical examination and mandatory drug testing. Our drivers attend an orientation program and ongoing driver efficiency and safety programs. An increase in driver turnover can have a negative impact on our results of operations.

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

In addition to drivers retained as employees, we also utilize the services of independent contractors who supply one or more tractors and drivers to provide transportation services for us. Independent contractors pay their own tractor expenses, fuel, maintenance, and driver costs and must meet our specified guidelines with respect to safety. We offer a lease-purchase program to independent contractors under which we lease equipment to the independent contractor, with the lease payments being applied towards the eventual purchase of the equipment.

As of June 30, 2016, 1,307 independent contractors provide a combined 27.0% of our tractor capacity. If we are successful in our continued efforts to recruit independent contractors, we anticipate that our utilization of independent contractors will increase during fiscal 2017.

Revenue Equipment

Our equipment strategy is to utilize late-model tractors and high-capacity trailers, promptly replace older equipment obtained through acquisitions, actively manage equipment throughout its life cycle, and employ a comprehensive service and maintenance program to preserve equipment values and reduce maintenance costs.

We have determined that the average annual cost of maintenance and tires for tractors in our fleet rises substantially after the first four years due to a combination of greater wear and tear and the expiration of some warranties. We believe these costs increase towards the end of the trade cycle for our trailers as well. Recognizing the opportunity to avoid the increased maintenance costs associated with aging equipment, we focus on reducing the average age of our tractor and trailer fleets. We anticipate that we will achieve ongoing savings in maintenance and tire expense by replacing tractors and trailers more often. In addition, we believe operating newer equipment will enhance our driver recruiting and retention efforts. Accordingly, we seek to manage our tractor trade cycle to approximately four years and our trailer trade cycle to approximately eight years.

The average age of our owned and leased tractors and trailers was approximately 1.9 years and 3.7 years, respectively, at June 30, 2016. We utilize a comprehensive maintenance program to minimize downtime and control maintenance costs. Centralized purchasing of spare parts and tires, and centralized control of over-the-road repairs are also used to control costs.

Fuel

We purchase the majority of our fuel through a network of approximately 1,600 fuel stops throughout the United States and Canada. We have negotiated discounted pricing based on certain volume commitments with these fuel stops. We maintain bulk-fueling facilities in Indianapolis, Carlisle, Columbus, Warren, Gadsden, Wroxeter, Ontario and Kitchener, Ontario to further reduce fuel costs.

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

The DOT, through the Federal Motor Carrier Safety Administration ("FMCSA"), imposes safety and fitness regulations on us and our drivers, including rules that restrict driver hours-of-service ("HOS").  In December 2011, the FMCSA published its 2011 HOS Final Rule (the "2011 Rule"). The 2011 Rule requires drivers to take 30-minute breaks after eight hours of consecutive driving. The 2011 Rule also provides that the 34-hour restart may only be used once per week and must include two rest periods between one a.m. and five a.m. (together, the "Modified Restart").  The Modified Restart effectively reduces the total number of hours a driver is permitted to work during each week from 82 hours to 70 hours.  These rule changes became effective in July 2013.

In December 2014, the 2015 Omnibus Appropriations bill was signed into law. Among other things, the legislation provided temporary relief from the Modified Restart while the FMCSA studied whether such restrictions had a positive result on driver safety, and essentially reverted to the more straightforward 34-hour restart rule that was in effect before the 2011 Rule became effective.  In 2016, Congress is expected to consider a study conducted by the FMCSA related to the Modified Restart.  In addition, the House and Senate have both advanced bills this year that, if enacted, would impact the Modified Restart. Congressional action based on the findings of the study or new laws enacted based on the bills could result in a reinstatement, continued suspension, modification, or complete withdrawal of the Modified Restart.  During the time period that the Modified Restart was in effect, we do not believe that our productivity has been or was materially affected. However, since we only had a limited period in which to test the impact of the Modified Restart, and our network has undergone changes since the Modified Restart was suspended, it is possible that a reinstatement or modification of the Modified Restart may result in a reduction in driver productivity or other network disruption, which could adversely affect our operations.

There are two regulatory methods of evaluating the safety and fitness of carriers. The first method is the application of a safety rating that is based on an onsite investigation and affects a carrier’s ability to operate in interstate commerce. We currently have a satisfactory DOT safety rating under this method, which is the highest available rating under the current safety rating scale. If we were to receive a conditional or unsatisfactory DOT safety rating, it could adversely affect our business, as some of our existing customer contracts require a satisfactory DOT safety rating. In January 2016, the FMCSA published a Notice of Proposed Rulemaking outlining a revised safety rating measurement system which would replace the current methodology. Under the proposed rule, the current three safety ratings of "satisfactory," "conditional," and "unsatisfactory" would be replaced with a single safety rating of "unfit" and a carrier would be deemed fit when no rating was assigned. Moreover, the proposed rule would use roadside inspection data in addition to investigations and onsite reviews to determine a carrier’s safety fitness on a monthly basis. Under the current rule, a safety rating can only be given upon completion of a comprehensive onsite audit or review. Under the proposed rule, a carrier would be evaluated each month and could be given an "unfit" rating if data collected from roadside inspections, investigations, and onsite reviews did not meet certain standards. The proposed rule underwent a public comment period that ended in June 2016 and several industry groups and lawmakers expressed their disagreement with the proposed rule, arguing that it violates the requirements of the FAST Act and that the FMCSA must first conduct a thorough study of the CSA scoring system, described in further detail below. Therefore, it is uncertain if or when this proposed rule could take effect. However, if this rule was enacted, and we received a rating of "unfit," it could materially adversely affect our operations.

In addition to the safety rating system, the FMCSA has adopted the Compliance Safety Accountability program ("CSA") as an additional safety enforcement and compliance model that evaluates and ranks fleets on certain safety-related standards. The CSA program analyzes data from roadside inspections, moving violations, crash reports from the last two years, and investigation results. The data is organized into seven categories. Carriers are grouped by category with other carriers that have a similar number of safety events (e.g., crashes, inspections, or violations) and carriers are ranked and assigned a rating percentile to prioritize them for interventions if they are above a certain threshold. Currently, these scores do not have a direct impact on a carrier’s safety rating. However, the occurrence of unfavorable scores in one or more categories may (i) affect driver recruiting and retention by causing high-quality drivers to seek employment with other carriers, (ii) cause our customers to direct their business away from us and to carriers with higher fleet safety rankings, (iii) subject us to an increase in compliance reviews and roadside inspections, or (iv) cause us to incur greater than expected expenses in our attempts to improve unfavorable scores, any of which could adversely affect our results of operations and profitability.

When CSA was enacted, these scores were made available to the public in five of the seven categories. However, pursuant to the FAST Act, which was signed into law in December 2015, the FMCSA is required to remove from public view the previously available CSA scores while it reviews the reliability of the scoring system. During this period of review by the FMCSA, we will continue to have access to our own scores and will still be subject to intervention by the FMCSA when such scores are above the intervention thresholds. We will continue to monitor our CSA scores and compliance through results from roadside inspections and other data available to detect positive or negative trends in compliance issues on an ongoing basis.

In 2011, the FMCSA issued rules that would require nearly all carriers, including us, to install and use electronic on-board recording devices (now referred to as electronic logging devices, or "ELDs") in their tractors to electronically monitor truck miles and enforce HOS. These rules, however, were vacated by the Seventh Circuit Court of Appeals in August 2011.  In response, Congress passed legislation in July 2012 renewing the mandate, subject to new regulations to be promulgated by the DOT. Pursuant to its rulemaking authority, the FMCSA published a new final rule in December 2015 which requires the use of ELDs by nearly all carriers by December 2017 (the "2015 ELD Rule"). All of our tractors currently have ELDs installed, so we don’t believe the 2015 ELD Rule will impact our operations or profitability or our use of ELDs. Furthermore, we believe that more effective HOS enforcement after the 2015 ELD Rule takes effect may improve our competitive position by causing all carriers to adhere more closely to HOS requirements.

In the aftermath of the September 11, 2001 terrorist attacks, the Department of Homeland Security ("DHS") and other federal, state, and municipal authorities implemented and continue to implement various security measures, including checkpoints and travel restrictions on large trucks. The U.S. Transportation Security Administration ("TSA") adopted regulations that require determination by the TSA that each driver who applies for or renews his or her license for carrying hazardous materials is not a security threat.  This could reduce the pool of qualified drivers who are permitted to transport hazardous waste, which could require us to increase driver compensation, limit our fleet growth, or allow trucks to sit idle.  These regulations also could complicate the matching of available equipment with hazardous material shipments, thereby increasing our response time on customer orders and our non-revenue miles.  As a result, it is possible we could fail to meet the needs of our customers or could incur increased expenses to do so. While transporting hazardous materials subjects us to a wide array of regulations, the number of hazardous material shipments we make is low relative to our total number of shipments.

In November 2015, the FMCSA published its final rule related to driver coercion, which took effect in January 2016. Under this rule, carriers, shippers, receivers, or transportation intermediaries that are found to have coerced drivers to violate certain FMCSA regulations (including HOS rules) may be fined up to $16,000 for each offense. The FMCSA has proposed other rules that may become final in 2016, including (i) the use of speed limiting devices on heavy duty trucks to restrict maximum speeds and (ii) the creation of a national clearinghouse that employers and prospective employers could query to determine if current or prospective drivers have had any drug or alcohol positives or refusals.  If these rules take effect, they could result in a decrease in fleet production and driver availability, either of which could adversely affect our business or operations.

In March 2014, the Ninth Circuit Court of Appeals held that California state wage and hour laws are not preempted by federal law. The case was appealed to the Supreme Court of the United States, which in May 2015 refused to review the case, and accordingly, the Ninth Circuit Court of Appeals decision stands. Current and future state and local wage and hour laws, including laws related to employee meal breaks and rest periods, may vary significantly from federal law. As a result, we, along with other companies in the industry, could become subject to an uneven patchwork of wage and hour laws throughout the United States. There is proposed federal legislation to preempt state and local wage and hour laws; however, passage of such legislation is uncertain. If federal legislation is not passed, we will either need to comply with the most restrictive state and local laws across our entire network, or overhaul our management systems to comply with varying state and local laws. Either solution could result in increased compliance and labor costs, driver turnover, and decreased efficiency.

Tax and other regulatory authorities, as well as independent contractors themselves, have increasingly asserted that independent contractor drivers in the trucking industry are employees rather than independent contractors, and our classification of independent contractors has been the subject of audits by such authorities from time to time.  Federal legislation has been introduced in the past that would make it easier for tax and other authorities to reclassify independent contractors as employees, including legislation to increase the recordkeeping requirements for those that engage independent contractor drivers and to increase the penalties for companies who misclassify their employees and are found to have violated employees’ overtime and/or wage requirements. Additionally, federal legislators have sought to (i) abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice, (ii) extend the Fair Labor Standards Act to independent contractors, and (iii) impose notice requirements based on employment or independent contractor status and fines for failure to comply. Some states have put initiatives in place to increase their revenue from items such as unemployment, workers’ compensation and income taxes and a reclassification of independent contractors as employees would help states with this initiative. Further, class actions and other lawsuits have been filed against certain members of our industry seeking to reclassify independent contractors as employees for a variety of purposes, including workers’ compensation and health care coverage. Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. If independent contractors we contract with are determined to be employees, we would incur additional exposure under federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings.

We are subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, fuel storage tanks, air emissions from our vehicles and facilities, engine idling, and discharge and retention of storm water. Our truck terminals often are located in industrial areas where groundwater or other forms of environmental contamination could occur. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. Certain of our facilities have wash facilities, waste oil or fuel storage tanks, and fueling islands.  A small percentage of our freight consists of low-grade hazardous substances, which subjects us to an additional array of regulations.  Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, if soil or groundwater contamination is found at our facilities or results from our operations, or if we are found to be in violation of applicable laws or regulations, we could be subject to cleanup costs and liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results.

U.S. Environmental Protection Agency ("EPA") regulations limiting exhaust emissions are becoming more restrictive. In 2010, an executive memorandum was signed directing the National Highway Traffic Safety Administration ("NHTSA") and the EPA to develop new, stricter fuel efficiency standards for heavy tractors. In August 2011, the NHTSA and EPA adopted final rules that established the first-ever fuel economy and greenhouse gas standards for tractors (the "Phase 1 Standards"). The Phase 1 Standards apply to tractor model years 2014 to 2018, which are required to achieve an approximate 20 percent reduction in fuel consumption by calendar year 2017, which equates to approximately four gallons of fuel for every 100 miles travelled. In addition, in February 2014, President Barack Obama announced that his administration would begin developing the next phase of tighter fuel efficiency and greenhouse gas standards for tractors and trailers (the "Phase 2 Standards").  In August 2016, the EPA and NHTSA adopted Phase 2 Standards that will apply to trailers beginning with model year 2018 and tractors beginning with model year 2021.  The Phase 2 Standards require nine percent and 25 percent reductions in emissions and fuel consumption for trailers and tractors, respectively, by 2027.  We believe these requirements will result in additional increases in new tractor and trailer prices and additional parts and maintenance costs incurred to retrofit our tractors and trailers with technology to achieve compliance with such standards, which could adversely affect our operating results and profitability, particularly if such costs are not offset by potential fuel savings. We cannot predict, however, the extent to which our operations and productivity will be impacted.

The California Air Resources Board ("CARB") also adopted emission control regulations that are applicable to all heavy-duty tractors that pull 53-foot or longer box-type trailers within the State of California. The tractors and trailers subject to these CARB regulations must be either EPA SmartWay certified or equipped with low-rolling resistance tires and retrofitted with SmartWay-approved aerodynamic technologies. Enforcement of these CARB regulations for model year 2011 equipment began in January 2010 and will be phased in over several years for older equipment. Federal and state lawmakers also are considering a variety of other climate-change proposals. Compliance with such regulations could increase the cost of new tractors and trailers, impair equipment productivity, and increase operating expenses. These adverse effects, combined with the uncertainty as to the reliability of the newly designed diesel engines and the residual values of these vehicles, could materially increase our costs or otherwise materially adversely affect our business, financial condition, and results of operations.

In order to reduce exhaust emissions, some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors may idle. These restrictions could force us to purchase on-board power units that do not require the engine to idle or to alter our drivers' behavior, which could result in a decrease in productivity or increase in driver turnover.

In April 2016, the Food and Drug Administration published a final rule establishing requirements for shippers, loaders, carriers by motor vehicle and rail vehicle, and receivers engaged in the transportation of food, to use sanitary transportation practices to ensure the safety of the food they transport as part of the Food Safety Modernization Act of 2011 (the "FSMA").  This rule sets forth requirements related to (i) the design and maintenance of equipment used to transport food, (ii) the measures taken during food transportation to ensure food safety, (iii) the training of carrier personnel in sanitary food transportation practices, and (iv) maintenance and retention of records of written procedures, agreements, and training related to the foregoing items.  These requirements will take effect for larger carriers such as us in April 2017 and are applicable when we perform as a carrier or as a broker.  We believe that our current food shipping practices are already in compliance with the majority of these requirements and we are in the process of identifying and implementing compliance practices for our brokerage operations. If we are found to be in violation of applicable laws or regulations related to the FSMA, we could be subject to substantial fines, penalties and/or criminal liability, any of which could have a material adverse effect on our business, financial condition, and results of operations.

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

We are also responsible for administrative expenses for each occurrence involving personal injury or property damage. We are also self-insured for the full amount of all our physical damage losses, for workers' compensation losses up to $1.5 million per claim, and for cargo claims generally up to $100,000 per shipment. Subject to these self-insured retention amounts, our current workers' compensation policy provides coverage up to a maximum per claim amount of $10.0 million, and our current cargo loss and damage coverage provides coverage up to $1.0 million per shipment. We maintain separate insurance in Mexico consisting of bodily injury and property damage coverage with deductibles.

There are various claims, lawsuits, and pending actions against us and our subsidiaries that arise in the normal course of business. We believe many of these proceedings are covered in whole or in part by insurance and that none of these matters will have a materially adverse effect on our business, financial position or results of operations.

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

Our business is subject to general economic, business, and regulatory factors affecting the truckload industry that are largely beyond our control, any of which could have a materially adverse effect on our operating results.

The truckload industry is highly cyclical, and our business is dependent on a number of factors that may have a negative impact on our results of operations, many of which are beyond our control. We believe that some of the most significant of these factors include:

•	excess tractor and trailer capacity in the trucking industry in comparison with shipping demand;

•	declines in the resale value of used equipment;

•	strikes, work stoppages, or work slowdowns at our facilities or at customer, port, border crossing, or other shipping-related facilities;

•	increases in interest rates, fuel taxes, tolls, and license and registration fees;

•	rising costs of healthcare; and

•	fluctuations in foreign exchange rates.

We are also affected by (i) recessionary economic cycles, such as the period from 2007 through 2009, and the 2016 freight environment, currently characterized by weak demand and pressure on rates; (ii) changes in customers’ inventory levels and in the availability of funding for their working capital; and (iii) downturns in our customers’ business cycles, particularly in market segments and industries, such as retail and manufacturing, where we have significant customer concentration, and regions of the country, such as Texas and the Midwest, where we have a significant amount of business. Economic conditions may adversely affect our customers and their demand for and ability to pay for our services. Customers encountering adverse economic conditions represent a greater potential for loss and we may be required to increase our allowance for doubtful accounts. These economic conditions may adversely affect our ability to execute our strategic plan.

Economic conditions that decrease shipping demand or increase the supply of available tractors and trailers can exert downward pressure on rates and equipment utilization, thereby decreasing asset productivity. The risks associated with these factors are heightened when the U.S. economy is weakened. Some of the principal risks during such times, which risks we experienced during prior recessionary periods, are as follows:

•	we may experience low overall freight levels, which may impair our asset utilization;

•
certain of our customers may face credit issues and cash flow problems that may lead to payment delays, increased credit risk, bankruptcies, and other financial hardships that could result in even lower freight demand and may require us to increase our allowance for doubtful accounts;

•	freight patterns may change as supply chains are redesigned, resulting in an imbalance between our capacity and our customers’ freight demand;

•	customers may bid out freight or select competitors that offer lower rates in an attempt to lower their costs, and we might be forced to lower our rates or lose freight;

•	we may be forced to accept more loads from freight brokers, where freight rates are typically lower, or may be forced to incur more non-revenue generating miles to obtain loads; and

•	lack of access to current sources of credit or lack of lender access to capital, leading to an inability to secure financing on satisfactory terms, or at all.

We are also subject to cost increases outside our control that could materially reduce our profitability if we are unable to increase our rates sufficiently. Such cost increases include, but are not limited to, increases in fuel prices, driver and office employee wages, purchased transportation costs, interest rates, taxes, tolls, license and registration fees, insurance, revenue equipment and related maintenance, tires and other components, and healthcare and other benefits for our employees. Further, we may not be able to appropriately adjust our costs to changing market demands. In order to maintain high variability in our business model, it is necessary to adjust staffing levels to changing market demands. In periods of rapid change, it is more difficult to match our staffing level to our business needs.

In addition, we cannot predict future economic conditions, consumer confidence, the economic impact of actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action against a foreign state or group located in a foreign state, or heightened security requirements. Enhanced security measures could lead to reduced economic demand, reduced availability of credit, increased prices for fuel, or temporary closing of shipping locations or U.S. borders.  Such events or enhanced security measures in connection with such events could impair our operating efficiency and productivity and result in higher operating costs.

Changing impacts of regulatory measures could impair our operating efficiency and productivity, decrease our revenues and profitability, and result in higher operating costs. In addition, declines in the resale value of revenue equipment can also affect our profitability and cash flows. From time to time, various U.S. federal, state, or local taxes are also increased, including taxes on fuels. We cannot predict whether, or in what form, any such increase applicable to us will be enacted, but such an increase could have a materially adverse effect on our profitability.

We operate in a highly competitive and fragmented industry, and numerous competitive factors could impair our ability to improve our profitability and could have a materially adverse effect on our results of operations.

Numerous competitive factors present in our industry could impair our ability to maintain or improve our current profitability and could have a materially adverse effect on our results of operations.  These factors include the following:

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

•
The market for qualified drivers is increasingly competitive, and our inability to attract and retain drivers could reduce our equipment utilization or cause us to increase compensation, both of which would adversely affect our profitability.

•	Competition from non-asset-based logistics and freight brokerage companies may adversely affect our customer relationships and freight rates.

•	Economies of scale that may be passed on to smaller carriers by procurement aggregation providers may improve their ability to compete with us.

•
Some of our smaller competitors may not yet be fully compliant with pending regulations, such as regulations requiring the use of ELDs, which may allow such competitors to take advantage of additional driver productivity.

•	Some of our customers are other transportation companies or also operate their own private trucking fleets, and they may decide to transport more of their own freight.

•
Advances in technology may require us to increase investments in order to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments.

•	Higher fuel prices and, in turn, higher fuel surcharges to our customers may cause some of our customers to consider freight transportation alternatives, including rail transportation.

Increases in driver compensation or difficulties attracting and retaining qualified drivers could have a materially adverse effect on our profitability and the ability to maintain or grow our fleet.

Like many truckload carriers, we experience substantial difficulty in attracting and retaining sufficient numbers of qualified drivers, which includes the engagement of independent contractors. Our industry periodically experiences a shortage of qualified drivers, particularly during periods of economic expansion, in which alternative employment opportunities are more plentiful and freight demand increases, or during periods of economic downturns, in which unemployment benefits might be extended and financing is limited for independent contractors who seek to purchase equipment, or for students who seek financial aid for driving school.  Regulatory requirements, including those related to safety ratings, ELDs and HOS changes, and an improved economy could further reduce the number of eligible drivers or force us to increase driver compensation to attract and retain drivers.  We have seen evidence that stricter HOS regulations adopted by the DOT have tightened, and may continue to tighten, the market for eligible drivers.  The shortage of qualified drivers and intense competition for drivers from other trucking companies will create difficulties in maintaining or increasing the number of our drivers and may restrain our ability to engage a sufficient number of drivers and independent contractors, and our inability to do so may negatively impact our operations. Further, the compensation we offer our drivers and independent contractor expenses is subject to market conditions, and we may find it necessary to increase driver compensation and/or become subject to increased independent contractor expenses in future periods. In addition, we and many other truckload carriers suffer from a high turnover rate of drivers and independent contractors.  This high turnover rate requires us to continually recruit a substantial number of drivers and independent contractors and to focus on alternative recruitment methods in order to operate existing revenue equipment. If we are unable to continue to attract and retain a sufficient number of drivers and independent contractors, including through our driver school, we could be forced to, among other things, adjust our compensation packages, increase the number of our tractors without drivers, or operate with fewer trucks and face difficulty meeting shipper demands, any of which could have a materially adverse effect on our growth and profitability.

Our engagement of independent contractors to provide a portion of our capacity exposes us to different risks than we face with our tractors driven by company drivers.

Pursuant to our fuel surcharge program with independent contractors, we pay independent contractors we contract with a fuel surcharge that increases with the increase in fuel prices. A significant increase or rapid fluctuation in fuel prices could cause our costs under this program to be higher than the revenue we receive under our customer fuel surcharge programs.

The independent contractor agreements with the independent contractors we engage are governed by the federal leasing regulations, which impose specific requirements on us and the independent contractors. If more stringent federal leasing regulations are adopted, independent contractors could be deterred from becoming independent contractor drivers, which could materially adversely affect our goal of maintaining our current fleet levels of independent contractors.

Independent contractors are third-party service providers, as compared with company drivers, who are employed by us. As independent business owners, they may make business or personal decisions that may conflict with our best interests. For example, if a load is unprofitable, route distance is too far from home, personal scheduling conflicts arise, or for other reasons, independent contractors may deny loads of freight from time to time.  In these circumstances, we must be able to deliver the freight timely in order to maintain relationships with customers, and if we fail to meet certain customer needs or incur increased expenses to do so, this could materially adversely affect our business, financial condition, and results of operations.

If the independent contractors we contract with are deemed by regulators or judicial process to be employees, there could be a materially adverse effect on our business, financial condition, and results of operations.

Tax and regulatory authorities, as well as independent contractors themselves, have increasingly asserted that independent contractor drivers in the trucking industry are employees, rather than independent contractors, for a variety of purposes, including income tax withholding, workers’ compensation, wage and hour compensation, unemployment, and other issues.  Federal legislation has been introduced in the past that would make it easier for tax and other authorities to reclassify independent contractors as employees, including legislation to increase the recordkeeping requirements for those that engage independent contractor drivers and to increase the penalties for companies who misclassify their employees and are found to have violated employees’ overtime and/or wage requirements.  Additionally, federal legislators have sought to (i) abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice, (ii) extend the Fair Labor Standards Act to independent contractors, and (iii) impose notice requirements based on employment or independent contractor status and fines for failure to comply.  Some states have put initiatives in place to increase their revenue from items such as unemployment, workers’ compensation, and income taxes, and a reclassification of independent contractors as employees would help states with this initiative.  Further, class actions and other lawsuits have been filed against certain members of our industry seeking to reclassify independent contractors as employees for a variety of purposes, including workers' compensation and health care coverage.  Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status.  If independent contractors we contract with are determined to be employees, we would incur additional exposure under federal and state tax, workers’ compensation, unemployment benefits, labor, employment, and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings.

Developments in labor and employment law and any unionizing efforts by employees could have a materially adverse effect on our results of operations.

We face the risk that Congress, federal agencies, or one or more states could approve legislation or regulations significantly affecting our businesses and our relationship with our employees. None of our domestic employees are currently covered by a collective bargaining agreement, but any attempt by our employees to organize a labor union could result in increased legal and other associated costs. Additionally, given the National Labor Relations Board’s new “speedy election” rule, our ability to timely and effectively address any unionizing efforts would be difficult.  If we entered into a collective bargaining agreement with our domestic employees, the terms could materially adversely affect our costs, efficiency, and ability to generate acceptable returns on the affected operations.

Additionally, the Department of Labor recently issued a final rule raising the minimum salary basis for executive, administrative and professional exemptions from overtime payment.  The rule increases the minimum salary from the current amount of $23,660 to $47,476 and non-discretionary bonus, commission and other incentive payments can be counted towards the minimum salary requirement.  The rule goes into effect on December 1, 2016.  These changes could impact the way we classify certain positions and increase our payment of overtime wages, which may have a materially adverse impact on our financial and operational results.

Ongoing insurance and claims expenses could significantly affect our earnings.

Our business results in a substantial number of claims and litigation related to personal injuries, property damage, workers’ compensation, employment issues, health care, and other issues.  We self-insure a significant portion of our claims exposure, which could increase the volatility of, and decrease the amount of, our earnings, and could have a materially adverse effect on our results of operations. Our future insurance and claims expenses may exceed historical levels, which could reduce our earnings. We currently accrue amounts for liabilities based on our assessment of claims that arise and our insurance coverage for the periods in which the claims arise and we evaluate and revise these accruals from time-to-time based on additional information.  Due to our high self-insured amounts, we have significant exposure to fluctuations in the number and severity of claims and the risk of being required to accrue or pay additional amounts if our estimates are revised or the claims ultimately prove to be more severe than originally assessed.

We maintain insurance for most risks above the amounts for which we self-insure.  If any claim were to exceed our coverage, or fall outside the aggregate coverage limit, we would bear the excess or uncovered amount, in addition to our other self-insured amounts.  Although we believe our aggregate insurance limits are sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed those limits.  If insurance carriers raise our premiums, our insurance and claims expense could increase, or we could find it necessary to raise our self-insured retention or decrease our aggregate coverage limits when our policies are renewed or replaced.  Should these expenses increase, we are unable to find excess coverage in amounts we deem sufficient, we experience a claim in excess of our coverage limits, we experience a claim for which we do not have coverage, or we have to increase our reserves, there could be a materially adverse effect on our results of operations and financial condition.

We derive a significant portion of our revenue from our major customers, the loss of one or more of which could have a materially adverse effect on our business.

A significant portion of our revenue is generated from our major customers. For fiscal 2016, our top 10 customers, based on revenue, accounted for approximately 17.9% of our revenue. We do not expect this percentage to change materially for fiscal 2017. Generally, we do not have long-term contractual relationships with our major customers, and we cannot provide assurance that our customers will continue to use our services or that they will continue at the same levels. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

Our revenue growth may not continue at historical rates, which could adversely affect our stock price.

Our revenue growth over the past five years has been attributable to an improving economic and freight pricing environment, acquisitions, and expansions of our suite of services.  Economic weakness, a failure to consummate acquisitions, disposing of a business line, or failure to attract and retain sufficient drivers could lead to a reduction in our revenue growth or lower revenue. Slower revenue growth could adversely affect our stock price.

We operate in a highly regulated industry and increased direct and indirect costs of compliance with, or liability for violations of, existing or future regulations could have a materially adverse effect on our business.

Our operations are regulated and licensed by various U.S., Canadian, and Mexican agencies. Our drivers and independent contractors also must comply with the safety and fitness regulations promulgated by the DOT and FMCSA, including those relating to drug and alcohol testing and HOS. Such matters as weight and equipment dimensions are also subject to U.S. and Canadian regulations. We also may become subject to new or more restrictive regulations relating to fuel consumption, engine emissions, drivers’ HOS, ergonomics, or other matters affecting safety or operating methods. Other agencies, such as the EPA, the Department of Homeland Security, and the Food and Drug Administration also regulate our equipment, operations, and drivers. Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs. Higher costs incurred by us or by our suppliers who pass the costs onto us through higher prices could adversely affect our results of operations. The Regulation section in Item 1 of Part I of this Annual Report on Form 10-K discusses several proposed, pending, suspended, and final regulations that could materially impact our business and operations.

The DOT’s CSA program could adversely affect our profitability and operations, our ability to maintain or grow our fleet, and our customer relationships.

Under CSA, fleets are evaluated and ranked against their peers based on certain safety-related standards.  As a result, our fleet could be ranked poorly as compared to peer carriers.  We recruit and retain first-time drivers to be part of our fleet, and these drivers may have a higher likelihood of creating adverse safety events under CSA.  The occurrence of future deficiencies could affect driver recruitment by causing high-quality drivers to seek employment with other carriers or limit the pool of drivers we are comfortable hiring or could cause our customers to direct their business away from us and to carriers with higher fleet safety rankings, either of which would adversely affect our results of operations.  Additionally, competition for drivers with favorable safety backgrounds may increase and thus could necessitate increases in driver-related compensation costs.  Further, we may incur greater than expected expenses in our attempts to improve unfavorable scores.

We have exceeded the established intervention thresholds in a number of the seven CSA safety-related categories.  Based on these unfavorable ratings, we may be prioritized for an intervention action or roadside inspection, either of which could adversely affect our results of operations.  In addition, customers may be less likely to assign loads to us.  We have put procedures in place in an attempt to address areas where we have exceeded the thresholds.  However, we cannot assure that these measures will be effective.

Receipt of an unfavorable DOT safety rating could have a materially adverse effect on our operations and profitability.

We currently have a satisfactory DOT rating, which is the highest available rating under the current safety rating scale.  If we were to receive a conditional or unsatisfactory DOT safety rating, it could materially adversely affect our business, financial condition, and results of operations as customer contracts may require a satisfactory DOT safety rating, and a conditional or unsatisfactory rating could materially adversely affect or restrict our operations.

The FMCSA has proposed regulations that would modify the existing rating system and the safety labels assigned to motor carriers evaluated by the DOT.  Under the proposed regulations, the methodology for determining a carrier’s DOT safety rating would be expanded to include the on-road safety performance of the carrier’s drivers and equipment, as well as results obtained from investigations. Exceeding certain thresholds based on such performance or results would cause a carrier to receive an unfit safety rating.  If these proposed regulations are enacted and we were to receive an unfit safety rating, our business would be materially adversely affected in the same manner as if we received a conditional or unsatisfactory safety rating under the current regulations.

We may not make acquisitions in the future or, if we do, we may not be successful in our acquisition strategy.

We have pursued an aggressive acquisition strategy in recent years, having made thirty-six acquisitions since 1995, and five since the beginning of fiscal 2015. Accordingly, acquisitions have provided a substantial portion of our growth. There is no assurance that we will be successful in identifying, negotiating, or consummating any future acquisitions. If we fail to make any future acquisitions, our growth rate could be materially and adversely affected.

Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value, and adversely affect our results of operations.

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

Goodwill impairments and impairments of long-lived assets could have a material non-cash adverse effect on our results of operations.

We have substantial goodwill and long-lived assets, which primarily relate to goodwill from acquisitions and revenue equipment. We evaluate goodwill and long-lived assets for impairment in accordance with the accounting policies discussed in Note 1 to the consolidated financial statements.  We have not been required to record an impairment charge with respect to our goodwill within the past three years. However, in the future, the fair value of certain long-lived assets may decrease below their carrying amount and future goodwill impairments that may be material could be recognized.  Any declines resulting in a goodwill impairment or long-lived asset impairment may result in material non-cash charges to our earnings. Impairment charges would also reduce our consolidated stockholders' equity and increase our debt-to-total capitalization ratio, which could negatively impact our results of operations and access to the public debt and equity markets.

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

Fluctuations in the price or availability of fuel, the volume and terms of diesel fuel purchase commitments, surcharge collection, and hedging activities may increase our costs of operation, which could have a materially adverse effect on our profitability.

Fuel is one of our largest operating expenses. Diesel fuel prices fluctuate greatly due to factors beyond our control, such as political events, terrorist activities, armed conflicts, commodity futures trading, devaluation of the dollar against other currencies, and hurricanes and other natural or man-made disasters, each of which may lead to an increase in the cost of fuel. Fuel prices also are affected by the rising demand for fuel in developing countries, including China, and could be materially adversely affected by the use of crude oil and oil reserves for purposes other than fuel production and by diminished drilling activity. Such events may lead not only to increases in fuel prices, but also to fuel shortages and disruptions in the fuel supply chain. Because our operations are dependent upon diesel fuel, significant diesel fuel cost increases, shortages, or supply disruptions would materially adversely affect our business, financial condition and results of operations.

Fuel also is subject to regional pricing differences and is often more expensive on the West Coast of the United States, where we have operations. Increases in fuel costs, to the extent not offset by rate per mile increases or fuel surcharges, have a materially adverse effect on our operations and profitability. While we have fuel surcharge programs in place with a majority of our customers, which historically have helped us offset the majority of the negative impact of rising fuel prices associated with loaded or billed miles, we also incur fuel costs that cannot be recovered even with respect to customers with which we maintain fuel surcharge programs, such as those associated with non-revenue generating miles or time when our engines are idling, or fuel for our refrigeration units on our refrigerated trailers. Moreover, the terms of each customer’s fuel surcharge program vary, and certain customers have sought to modify the terms of their fuel surcharge programs to minimize recoverability for fuel price increases.  In addition, because our fuel surcharge recovery lags behind changes in fuel prices, our fuel surcharge recovery may not capture the increased costs we pay for fuel, especially when prices are rising. This could lead to fluctuations in our levels of reimbursement, which have occurred in the past. There can be no assurance that such fuel surcharges can be maintained indefinitely or will be sufficiently effective.

From time to time, we use hedging contracts and volume purchase arrangements to attempt to limit the effect of price fluctuations. We may be forced to make cash payments under the hedging arrangements.  Our hedging arrangements effectively allow us to pay a fixed rate for fuel that is determined based on the market rate at the time we enter into the hedge.  In times of falling diesel fuel prices, such as recently, our costs will not be reduced to the same extent they would have reduced if we had not entered into the hedging contracts and we may incur significant expense in connection with our obligation to make cash payments under such contracts.  Accordingly, in times of falling diesel fuel prices, our profitability and cash flows may be materially adversely affected to a greater extent than if we had not entered into the hedging contracts.

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

Increased prices for new revenue equipment, design changes of new engines, volatility in the used equipment market, decreased availability of new revenue equipment, and the failure of manufacturers to meet their sale or trade-back obligations to us could have a materially adverse effect on our business, financial condition, results of operations, and profitability.

We are subject to risk with respect to higher prices for new tractors.  We have experienced an increase in prices for new tractors over the past few years, and the resale value of the tractors has not increased to the same extent.  Prices have increased and may continue to increase, due, in part, to government regulations applicable to newly manufactured tractors and diesel engines, higher commodity prices, and due to the pricing discretion of equipment manufacturers. More restrictive EPA emissions standards have required vendors to introduce new engines.  Compliance with such regulations has increased the cost of our new tractors and could impair equipment productivity, result in lower fuel mileage, and increase our operating expenses. Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers for these or other reasons. As a result, we expect to continue to pay increased prices for equipment and incur additional expenses and related financing costs for the foreseeable future. Furthermore, reduced equipment efficiency and lower fuel mileage may result from new engines designed to reduce emissions, thereby increasing our operating expenses.

As we continually replace our equipment and occasionally seek to dispose of outdated equipment obtained through our acquisitions, we rely on the used equipment market to extract remaining value out of our used equipment. The market for used equipment is impacted by several factors, including the demand for freight, the supply of used equipment, the availability of financing, the presence of buyers for export to foreign countries, and commodity prices for scrap metal.  A depressed market for used equipment could require us to trade our revenue equipment at depressed values or to record losses on disposal or impairments of the carrying values of our revenue equipment that is not protected by residual value arrangements.  If there is a deterioration of resale prices, it could have a materially adverse effect on our business, financial condition, and results of operations.  Trades at depressed values, decrease in proceeds for equipment disposals, and impairments of the carrying values of our revenue equipment could have a materially adverse effect on our business, financial condition, and results of operations. A deterioration of demand for used equipment could make it more difficult to dispose of and replace older equipment and may reduce our ability to refresh our fleet and dispose of less fuel efficient equipment obtained through acquisitions, both of which could negatively impact our profitability.

Tractor and trailer vendors may reduce their manufacturing output in response to lower demand for their products in economic downturns or shortages of component parts.  A decrease in vendor output may have a materially adverse effect on our ability to purchase a quantity of new revenue equipment that is sufficient to sustain our desired growth rate and to maintain a late-model fleet.  Moreover, an inability to obtain an adequate supply of new tractors or trailers could have a materially adverse effect on our business, financial condition, and results of operations.

Compliance with various environmental laws and regulations upon which our operations are subject may increase our costs of operations and non-compliance with such laws and regulations could result in substantial fines or penalties.

In addition to direct regulation under the DOT and related agencies, we are subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, fuel storage tanks, air emissions from our vehicles and facilities, and discharge and retention of storm water.  Our truck terminals often are located in industrial areas where groundwater or other forms of environmental contamination could occur. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. Certain facilities have waste oil or fuel storage tanks and fueling islands.  A small percentage of our freight consists of low-grade hazardous substances, which subjects us to an additional array of regulations.  Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, if soil or groundwater contamination is found at our facilities or results from our operations, or if we are found to be in violation of applicable laws or regulations, we could be subject to cleanup costs and liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results.

EPA regulations limiting exhaust emissions became more restrictive in 2010 when an executive memorandum was signed directing the NHTSA and the EPA to develop new, stricter fuel efficiency standards for heavy trucks. In 2011, the NHTSA and the EPA adopted final rules that established the Phase 1 Standards.  The Phase 1 Standards apply to tractor model years 2014 to 2018, which are required to achieve an approximate 20 percent reduction in fuel consumption by 2018, and equates to approximately four gallons of fuel for every 100 miles travelled. In addition, in August 2016, the EPA and NHTSA adopted the Phase 2 Standards that will apply to trailers beginning with model year 2018 and tractors beginning with model year 2021.  The Phase 2 Standards require nine percent and 25 percent reductions in emissions and fuel consumption for trailers and tractors, respectively, by 2027.  We believe these requirements will result in additional increases in new tractor and trailer prices and additional parts and maintenance costs incurred to retrofit our tractors and trailers with technology to achieve compliance with such standards, which could adversely affect our operating results and profitability, particularly if such costs are not offset by potential fuel savings. We cannot predict, however, the extent to which our operations and productivity will be impacted.  In addition, future additional emission regulations are possible.  Any such regulations that impose restrictions, caps, taxes, or other controls on emissions of greenhouse gases could adversely affect our operations and financial results.  Until the timing, scope, and extent of any future regulation becomes known, we cannot predict its effect on our cost structure or our operating results; however, any future regulation could impair our operating efficiency and productivity and result in higher operating costs.

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

Seasonality and the impact of weather and other catastrophic events affect our operations and profitability.

Our tractor productivity decreases during the winter season because inclement weather impedes operations, and some shippers reduce their shipments after the winter holiday season. Revenue can also be affected by bad weather and holidays, since revenue is directly related to available working days of shippers. At the same time, operating expenses increase and fuel efficiency declines because of engine idling and harsh weather creating higher accident frequency, increased claims, and higher equipment expenditures. We may also suffer from weather-related or other unforeseen events such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes, and explosions.  These events may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, destroy our assets, or adversely affect the business or financial condition of our customers, any of which could have a materially adverse effect on our results of operations or make our results of operations more volatile.

Our business is subject to certain credit factors affecting the trucking industry that are largely out of our control and that could have a materially adverse effect on our results of operations.

If the economy and/or the credit markets weaken, or we are unable to enter into capital or operating leases to acquire revenue equipment on terms favorable to us, our business, financial results, and results of operations could be materially adversely affected, especially if consumer confidence declines and domestic spending decreases. We may need to incur additional indebtedness or issue additional debt or equity securities in the future to fund working capital requirements, make investments, or for general corporate purposes. If the credit and equity markets erode, our ability to do so may be constrained. A decline in the credit or equity markets or any increase in volatility could make it more difficult for us to obtain financing and may lead to an adverse impact on our profitability and operations.

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

Risks Relating to Quality and its Financing Arrangements

The rapid growth of Quality during 2015 and our reliance on financing arrangements with 19th Capital Group, LLC and our third party financing provider pose unique risks.

Quality offers "tractors under management" to independent contractors, motor carrier fleets, and financing sources.  Quality’s services include tractor leasing, driver recruiting, lease payment remittance, insurance, maintenance, and other services.  A portion of the tractors under management are contracted to independent contractors in our fleet.  The remaining tractors are contracted to other fleets and their drivers.  Quality’s business has grown rapidly, from 750 tractors under management at June 30, 2013, to 11,300 tractors under management at June 30, 2016, but the rate of growth has slowed during 2016 and is expected to remain constrained in the near future due to lower amounts of purchases by our funding sources and lower market demand.

Since March of 2014, Quality has placed the majority of its tractors under management through our program agreement and service agreement (each as amended and restated from time to time) with our third party financing provider.  In September 2015 we entered into a similar arrangement with 19th Capital (together with our third party financing provider, the "Quality Financing Parties").  The 19th Capital arrangement differs from the arrangement with our third party financing provider in that we hold a minority equity interest in 19th Capital and, as a result, indirectly participate in the economics of 19th Capital's operations, whereas we do not hold any equity in our third party financing provider.

Pursuant to these agreements, we have used our volume purchasing power to purchase tractors, place them under lease and then sell them to the Quality Financing Parties.  Quality then refers independent contractor drivers or fleets to the Quality Financing Parties, who lease tractors to such independent contractors or fleets or finance the drivers’ purchase of tractors.  Each Quality Financing Party has credit profile, customer concentration, and other business goals and restrictions, and may not grow, be able to obtain financing on acceptable terms, or even continue to finance tractors.  In addition, approximately $99.1 million of Quality's tractors under management are held on our consolidated balance sheet under "leased assets."

Recently, the demand for trucking services and the market for used tractors have both weakened.  This has negatively impacted Quality's operating results by reducing the amount of leased equipment sold by Quality to the Quality Financing Parties and resulting in a higher than expected number of unseated tractors among Quality's tractors under management.  These factors have depressed Quality's earnings and created negative cash flows associated with our obligation to advance certain amounts to the third party financing provider under the Lease Shortfall Advance.    See "Risk Factors -- We are obligated to make certain payments to our third party financing provider that could adversely affect our operating results and financial position."

In addition to the risks described elsewhere, Quality’s operations and these arrangements pose the following risks:

•
In general, Quality’s tractor purchase orders do not become "firm commitment" orders for which we are irrevocably obligated until shortly before purchase.  However, failure to consummate these orders could have a materially adverse effect on Quality’s growth prospects.  Quality may be unsuccessful in locating or reaching agreeable terms with third parties to purchase tractors from us in a volume that is adequate to meet Quality’s current or anticipated operations.  Currently Quality does not have any orders for delivery.

•
If a change in accounting rules or other unforeseen circumstances prevents us from using our intended accounting treatment for the Quality Financing Party arrangements or similar arrangements, we may be required to include the related equipment debt on our consolidated balance sheet even though we are not primarily obligated on and do not guarantee such debt.  This could materially and adversely affect our results of operations and stock price.

•
Pursuant to our arrangement with the Quality Financing Parties, under certain circumstances we may be required to take certain actions to recover the vehicle, find a new driver, repair the vehicle, prepare it for service, or provide other support. To the extent that these costs are not covered by the reserve account, amounts which are prefunded by our third party financing provider or 19th Capital at the date of the transaction, we may be required to fund these costs and collect reimbursement from Quality’s Financing Parties.  We also may be required to repurchase certain leases or financings from the Quality Financing Parties upon Quality’s uncured material breach of the respective agreements. It may be difficult to recoup the costs associated with these actions, which depends on many factors including the condition of the used equipment market.

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

This risk is expected to be mitigated if the transactions contemplated by the MOU are completed.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Quality Memorandum of Understanding."

We are obligated to advance certain payments to our third party financing provider that could adversely affect our operating results and financial position.

Under our Third Amended and Restated Service Agreement and related agreements with our third party financing provider, we are responsible for servicing the equipment lease and other financing arrangements between independent contractor drivers and the third party financing provider, which includes collecting payments from the independent contractors and remitting those payments to the financing provider.  This agreement includes an arrangement under which we are generally obligated to advance to our third party financing provider any shortfall between the required lease payments and the maintenance advances and amounts actually collected from the independent contractors.  Our third party financing provider is generally obligated to reimburse us for this shortfall (or the applicable portion) when they dispose of the entire tranche of tractors to which the shortfall (or applicable portion) relates. We refer to these advances herein as "Lease Shortfall Advances" and to this arrangement as our "Lease Shortfall Advance" arrangement.

The Lease Shortfall Advances, along with certain sale shortfall and other amounts, initially were subject to satisfaction from a reserve fund that amounted to approximately $74 million.  This fund has been exhausted. We are required to fund the Lease Shortfall Advances directly after the fund is exhausted.  As of June 30, 2016, we have advanced approximately $31.9 million to our third party financing provider under the Lease Shortfall Advances.  This amount is expected to grow during fiscal 2017 if the transactions contemplated by the MOU are not completed.  The actual amount could vary significantly based on collections and tractor utilization and could be substantial.

Our third party financing provider is required to reimburse us for the Lease Shortfall Advances and, accordingly, we have accounted for the related receivable under "other assets" on our consolidated balance sheet, in the amount of $31.9 million as of June 30, 2016, which is partially offset by approximately $6.6 million of subsequent collections from independent contractors and fleets that we are required to turn over to the third party financing provider.  The amount of this receivable will grow to the extent we are obligated to make additional Lease Shortfall Advances.  However, the timing of repayment on this receivable is substantially subject to the control of our third party financing provider, as the receivable is repaid when the entire applicable tranche of equipment is sold.  The condition of the used equipment market may not be favorable for our third party financing provider to sell equipment at attractive prices.  In addition, repayment of the Lease Shortfall Advance receivable may be delayed if a tranche of tractors has not been fully disposed. Moreover, we cannot assure you that this amount will be collected when due or be subject to defenses to repayment. Accordingly, we may not recover the Lease Shortfall Advance receivable, and we may be required to write down the book value of this receivable.

This risk is expected to be mitigated if the transactions contemplated by the MOU are completed.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Quality Memorandum of Understanding."

19th Capital faces certain additional risks particular to its operations, any one of which could adversely affect our operating results.

In the first quarter of fiscal 2016, we acquired a minority interest in 19th Capital, a newly formed used equipment leasing company and reseller.  We account for our investment in 19th Capital using the equity method of accounting.  19th Capital faces several risks similar to those we face and additional risks particular to its business and operations.  The ability to secure financing and market fluctuations in interest rates could impact 19th Capital's ability to grow its leasing and financing business and its margins on leases and financing. Adverse economic activity may restrict the number of used equipment buyers, their ability to pay acceptable prices for used equipment, and create financing defaults, bankruptcies, and difficulties recovering equipment. In addition, 19th Capital's customers are typically small trucking companies or independent contractors without substantial financial resources, and 19th Capital is subject to risk of loss should those customers be unable to make their lease payments.

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

Finally, we expect that, for federal income tax purposes, 19th Capital will be treated as the owner and lessor of the equipment that it leases to third parties.  However, the IRS could instead assert that such leases are sales or financings.  If it were determined that 19th Capital is not the owner of the leased equipment, 19th Capital would not be entitled to cost recovery, depreciation or amortization deductions, and its leasing income might be deemed to be portfolio income instead of passive activity income.  The denial of such cost recovery or amortization deductions could cause its tax liabilities to increase, and therefore the amount of cash available for distribution to us to decrease, in certain periods.

This risk factor will become outdated and different risks will apply if the transactions contemplated by the MOU are completed.

19th Capital's grant of profits interests to certain of our officers and employees may cause conflicts of interest.

As part of our formation and minority investment in 19th Capital, certain of our officers and employees were granted profits interests in 19th Capital.  These individuals' economic interests as holders of 19th Capital's profits interests may not always align with the interests of our stockholders.  In particular, the profits interests may create economic incentives to devote time, energy, and resources to 19th Capital that may not necessarily benefit us or our stockholders to the same extent as efforts devoted directly to us, or at all.  These conflicts of interest, or even the perception that they exist, may have an adverse effect on the trading price of our common stock.  If the joint venture contemplated by the MOU is consummated, these profits interests are expected to be eliminated, although the terms of any such elimination have not been negotiated.

Item 1B.                 Unresolved Staff Comments

None.

Item 2.                 Properties

We operate a network of 40 terminal locations, including facilities in Laredo and El Paso, Texas, which are the two largest inland freight gateway cities between the U.S. and Mexico, and five locations in Canada. Our operating terminals currently are located in the following cities:

United States	Mexico	Canada
Dallas, TX (Owned)	Guadalajara (Leased)	Kitchener, ON (Leased)
El Paso, TX (Owned)	Mexico City (Leased)	Wroxeter, ON (Owned)
Kernersville, NC (Leased)	Monterrey (Leased)	Winnipeg, MB (Owned)
Hampton, VA (Leased)	Nuevo Laredo (Owned)	Ayr, ON (Owned)
Indianapolis, IN (Owned)	Queretaro (Leased)	Levis, QC (Leased)
Laredo, TX (Owned and Leased)	San Luis Potosi (Leased)
Carlisle, PA (Owned)	Salamanca (Leased)
Drums, PA (Leased)
Knoxville, TN (Owned)
Richmond, VA (Owned)
Columbus, OH (Owned)
Warren, IN (Owned)
Little Rock, AR (Leased)
Denver, CO (Owned)
Fontana, CA (Owned)
Gadsden, AL (Leased)
Butler, IN (Owned)
York, PA (Owned)
Alton, IN (Leased)
Hope Mills, NC (Owned)
Union City, TN (Owned)
Ottoville, OH (Owned)
Baltimore, MD (Owned)
Hunt Valley, MD (Owned)
Savahanna, GA (Leased)
Roulette, PA (Owned)
Clackamas, OR (Leased)
Portland, OR (Leased)

Our executive and administrative offices occupy four buildings located on 40 acres of property in Indianapolis, Indiana. The Indianapolis, Laredo, Wroxeter, Kitchener, and Monterrey terminals include administrative functions, lounge facilities for drivers, parking, fuel, maintenance, and truck washing facilities. All of our segments use the Indianapolis facilities and we have adequate space for the functions performed at our headquarters. With the exception of the warehouses listed below, which are utilized exclusively by our asset-light business segment, all of our other owned and leased facilities are utilized primarily by our asset-based segment. We have warehouses for our asset-light business unit in the following cities:

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

Fiscal 2015	High	Low
Quarter ended September 30, 2014	$23.12	$18.88
Quarter ended December 31, 2014	$23.23	$18.12
Quarter ended March 31, 2015	$29.15	$21.59
Quarter ended June 30, 2015	$28.17	$20.59

Fiscal 2016
Quarter ended September 30, 2015	$22.95	$15.79
Quarter ended December 31, 2015	$16.96	$9.21
Quarter ended March 31, 2016	$11.55	$6.19
Quarter ended June 30, 2016	$12.03	$7.77

On September 9, 2016, there were 191 holders of our common stock based upon the number of record holders on that date. However, we estimate our actual number of stockholders is much higher because a substantial number of our shares are held of record by brokers or dealers for their customers in street names.

Dividend Declaration and Policy

On August 2, 2016, the Board of Directors approved a regular cash dividend to shareholders for the quarter ending September 30, 2016.  The quarterly cash dividend of two cents ($0.02) per share of common stock will be payable on October 21, 2016 to shareholders of record at the close of business on October 7, 2016. Our ability to pay cash dividends is currently limited by restrictions contained in our revolving credit facility. Future payments of cash dividends will depend on our financial condition, results of operations, capital commitments, restrictions under our then-existing debt agreements, and other factors our Board of Directors may consider relevant.

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

	2016	2015	2014	2013	2012

	(in thousands, except per share data)
Statements of Operations Data (fiscal year ended June 30):
Freight revenue(1)	$968,668	$769,950	$615,411	$489,035	$475,116
Fuel surcharge revenue	96,688	130,806	143,900	124,613	123,836
Total revenue	1,065,356	900,756	759,311	613,648	598,952
Operating expense	1,013,150	834,971	719,877	564,976	552,193
Operating income	52,206	65,785	39,434	48,672	46,759
Interest expense	13,794	7,776	5,071	4,931	5,628
Other expense (income)	4	147	(16,008)	(994)	(412)
Income before income taxes	38,408	57,862	50,371	44,735	41,543
Provision for income taxes	13,564	20,645	19,690	17,471	16,007
Net income	$24,844	$37,217	$30,681	$27,264	$25,536
Diluted earnings per share	$0.88	$1.52	$1.29	$1.17	$1.12
Weighted average diluted shares outstanding	28,081	24,471	23,755	23,393	22,872
Cash dividends declared per share	$0.08	$0.08	$0.08	$0.08	$0.08

Balance Sheet Data (as of June 30):

Net property and equipment and leased assets	$736,033	$788,530	$492,829	$496,870	$370,456
Total assets	1,103,290	1,168,606	690,815	641,162	520,711
Long-term debt, revolving lines of credit, and capital lease obligations, including current maturities	450,812	563,591	263,980	294,431	230,571
Stockholders' equity	381,015	366,343	259,003	225,689	194,781

(1)	Freight revenue is total revenue less fuel surcharges.

Item 7.                 Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Results and Fiscal Year-End Financial Condition

For the fiscal year ended June 30, 2016, total revenue increased 18.3%, to $1.07 billion from $900.8 million during fiscal 2015. Freight revenue, which excludes revenue from fuel surcharges, increased 25.8%, to $968.7 million in fiscal 2016 from $770.0 million in 2015. We generated net income of $24.8 million, or $0.88 per diluted share, for fiscal 2016 compared with net income of $37.2 million, or $1.52 per diluted share, for fiscal 2015.

Average freight revenue per loaded mile for fiscal 2016, excluding fuel surcharge, increased 6.8% to $1.884 compared with $1.764 per mile in 2015. Average freight revenue per tractor per week increased by 5.7% to $3,229 in fiscal 2016 compared with $3,056 for fiscal 2015.  Our operating margin, excluding the effect of fuel surcharge (which is calculated as the percentage of operating expenses net of fuel surcharge over freight revenue), decreased to 94.6% for fiscal 2016 compared with 91.5% for fiscal 2015.

At June 30, 2016, our total balance sheet debt was $450.8 million and our total stockholders' equity was $381.0 million, for a total debt to capitalization ratio of 54.2%. At June 30, 2016, we had $145.4 million of available borrowing capacity under our revolving credit facility.

Quality Companies Memorandum of Understanding

On September 13, 2016, we signed a Memorandum of Understanding (the “MOU”) with Quality's main third party financing provider, under which substantially all of Quality's tractors under management owned by such third party financing provider, 19th Capital, and Quality would be combined into 19th Capital as a joint venture.  Under the MOU, the joint venture would own all or substantially all of the 11,300 tractors under management by Quality that are currently owned by a combination of Quality, 19th Capital, and the financing provider.  The existing agreements with the third party financing provider would be terminated and replaced with definitive agreements contemplated by the MOU, as discussed below. We believe the transactions contemplated by the MOU would be consistent with our goals of lowering the amount of capital we have invested in leasing assets, converting Quality into an asset-light servicing entity, and eliminating the cash flow risk of the Lease Shortfall Advance. Our goal is to complete the joint venture during our second quarter of fiscal 2017.

Under the joint venture, we would contribute (i) approximately $20 million in cash (which would be paid by the third party financing provider on behalf of us at closing by settling the approximately $20 million receivable related to reimbursement of existing Lease Shortfall Advances), and (ii) certain tractors we own that have an aggregate net book value of approximately $75 million free and clear of any debt, for a net contribution valued by the joint venture at $95 million.  In exchange, we would receive a 50% interest in the joint venture.  At the same time, we would sell approximately $72 million of tractors to the joint venture in exchange for $50 million in cash plus receipt of $22 million of trailers currently held by such third party financing provider, and we would use the cash to reduce our revolver balance.  The third party financing provider would contribute its existing leasing portfolio and associated debt as well as cash in exchange for its 50% interest in the joint venture.  In addition, it is anticipated that Quality would enter into servicing arrangements with the joint venture providing for a monthly servicing fee per tractor.  The servicing arrangement would not include the obligation to make Lease Shortfall Advances or any similar arrangement.

We anticipate that the third party financing provider and we would jointly control the joint venture, with substantially all decisions requiring joint approval.  We would not have any financial obligation for the debt of the joint venture, and we would expect to record our interest in the joint venture under the equity method of accounting.

The MOU only provides a preliminary outline with respect to this potential transaction, and the consummation of the transaction is subject to negotiation and execution of definitive agreements, due diligence, board approval of both parties, certain consent requirements, and successful redemption of the other existing owners of 19th Capital.  Accordingly, the joint venture may not be consummated.  If it is not consummated, we anticipate that Quality’s financing arrangements would, at least initially, continue as currently structured.  See "Risk Factors – Risks Relating to Quality and its Financing Arrangements."

If the joint venture is consummated, our investment in the joint venture would be subject to significant risks, including the risk that the owners of the joint venture cannot agree on significant decisions or that Quality is terminated as servicer and we lose the servicing income and incur downsizing expenses.  Additional risks associated with the joint venture will be identified if the transactions contemplated by the MOU are completed.

Revenue

We primarily generate revenue by transporting freight for our customers or by arranging for transportation of their freight. Generally, we are paid by the mile or by the load for our freight services. We also derive revenue from fuel surcharges, loading and unloading activities, equipment detention, other trucking related services, warehousing services, and revenue equipment leasing and lease servicing by our Quality Equipment Leasing, LLC subsidiary. The main factors that affect our revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, the number of tractors operating, and the number of miles we generate with our equipment. These factors relate to, among other things, the U.S. economy, inventory levels, the level of truck capacity in our markets, specific customer demand, the percentage of team-driven tractors in our fleet, driver and independent contractor availability, and our average length of haul.

We remove fuel surcharges from revenue to obtain what we refer to as "freight revenue" when calculating operating ratios and some of our operating data. We believe that evaluating our operations without considering the impact of fuel surcharges, which generally correlate with fuel prices and are sometimes a volatile source of revenue, affords a more consistent basis for comparing our results of operations from period to period.  Freight revenue is a financial measure that is not in accordance with generally accepted accounting principles ("GAAP").  This measure is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, and lenders.  While we believe such measure is useful for investors, it should not be used as a replacement for financial measures that are in accordance with GAAP.

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

The trucking industry has experienced significant increases in expenses over the past several years, which include those relating to equipment costs, driver compensation, insurance, and, at times, fuel. As the economy continues to grow and capacity in the trucking industry tightens due to impending federal regulation, we believe that rates will begin to increase.  We expect the limited pool of qualified drivers and intense competition to recruit and retain those drivers will constrain overall industry capacity for the foreseeable future.  However, we expect our recent recruiting and retention efforts, which include the introduction of our driving school and reduction of our fleet age, to aid our competitiveness in this area.

Revenue Equipment

As of June 30, 2016, we operated 5,547 tractors and 15,369 trailers. Of our tractors at June 30, 2016, 1,665 were owned, 812 were acquired under operating leases, 1,574 were acquired under capital leases, and 1,496 were provided by independent contractors. Of our trailers at June 30, 2016, 4,661 were owned, 6,351 were acquired under operating leases, and 4,357 were acquired under capital leases.

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

Other Assets

We have recorded in our assets on our consolidated balance sheet an amount that represents advances made to our main third party financing party relating to our Lease Shortfall Advance arrangement.  These advances are for shortfalls between the required lease payments and the amount actually collected from the independent contractor or fleet.  Our main third party financing party is required to reimburse us for Lease Shortfall Advance payments and, accordingly, we have accounted for the related receivable under other assets on our consolidated balance sheet, in the amount of $31.9 million as of June 30, 2016.

Leased Assets

We have recorded leased equipment on our consolidated balance sheet of $99.3 million.  Our leasing and services segment leases this equipment out to independent contractors and fleets.  Included in this balance is approximately $37.0 million of assets for which we received $30.0 million in proceeds from 19th Capital. Although we transferred title of these assets, we retained certain risks of ownership through a deferred payment stream associated with the ultimate disposition of the equipment at the end of the lease period. We deemed that this transaction did not qualify for sales treatment under ASC 840-20-40-3.  As a result, these assets were not removed from our balance sheet.  The remainder of the assets are currently under lease with an independent contractor or fleet or are open to be leased to an independent contractor or fleet.

Fourth Quarter Overview and Outlook

The trucking environment during the fourth quarter of fiscal 2016 was characterized by lackluster freight volumes, plentiful industry-wide capacity in most markets, and significant rate pressure from customers during contractual negotiations.  These factors negatively impacted our average revenue per total mile by approximately 1.0% compared with the 2015 quarter, and average miles per seated tractor declined by approximately 2.4%.  With the imbalance between demand and industry-wide truck capacity, the freight we obtained from the spot market to maintain adequate truck utilization was less compensatory. Spot market freight comprised approximately 4.7% of trucking revenue in fourth quarter of fiscal 2016, compared with 7.7% in the same quarter last year, but spot market rates declined approximately 20%.  We anticipate seeing a similar trend in our average revenue per mile for the current quarter, and believe we will see flat to slightly down rates for the remainder of the calendar year.

Due to the challenging environment, during the fourth quarter of fiscal 2016 we continued to take measures to improve equipment utilization sequentially.  Compared with the same quarter of 2015, our average seated tractor count grew nearly 7.0% due to transactions during calendar 2015.  However, we downsized the fleet during the fourth fiscal quarter of 2016, reducing average seated tractor count by 274 trucks, or 5.4%, compared with the third quarter of fiscal 2016.  Operating fewer tractors contributed to a 102 mile, or 5.8%, increase in average miles per seated tractor compared with the third quarter of fiscal 2016.  For the near term, we intend to manage our fleet size based on available freight in more profitable lanes.  In addition, we intend to focus on contract renewals and new business for our dedicated operations, which consisted of 1,774 trucks at June 30, 2016, and allocating freight that does not fit our core network and pricing needs to our asset light division, which has seen approximately 15% growth in revenue compared with the fourth quarter of fiscal 2015.  Average revenue per tractor per week declined approximately 3.3% compared with the fourth quarter of fiscal 2015.  However, this metric improved for the third consecutive quarter, and we believe our efforts are showing progress.

Results of Operations

The following tables set forth the percentage relationship of revenue and expense items to operating and freight revenue for the periods indicated.

	Fiscal year ended June 30,
	2016	2015	2014

Operating revenue	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and employee benefits	30.4	29.0	27.7
Fuel	9.7	16.1	22.6
Purchased transportation	33.2	27.2	22.9
Revenue equipment rentals	1.6	0.8	0.9
Operations and maintenance	6.7	6.3	6.5
Insurance and claims	3.4	3.2	2.5
Depreciation and amortization	7.5	8.4	8.5
Communication and utilities	1.0	0.9	0.8
Operating taxes and licenses	1.9	1.8	1.8
General and other operating	1.7	1.6	1.5
Gain on disposition of equipment	(2.0)	(2.6)	(0.9)
Total operating expenses	95.1	92.7	94.8

Operating income	4.9	7.3	5.2

Interest expense	1.3	0.9	0.7
Other expense (income), net	0.0	0.0	(2.1)

Income before income taxes	3.6	6.4	6.6
Provision for income taxes	1.3	2.3	2.6

Net income	2.3%	4.1%	4.0%

Freight revenue(1)	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and employee benefits	33.4	33.9	34.1
Fuel	0.7	1.8	4.5
Purchased transportation	36.5	31.9	28.3
Revenue equipment rentals	1.8	1.0	1.1
Operations and maintenance	7.4	7.3	8.1
Insurance and claims	3.8	3.8	3.1
Depreciation and amortization	8.2	9.8	10.5
Communication and utilities	1.0	1.1	1.0
Operating taxes and licenses	2.1	2.1	2.2
General and other operating	1.9	1.9	1.8
Gain on disposition of equipment	(2.2)	(3.1)	(1.1)
Total operating expenses	94.6	91.5	93.6

Operating income	5.4	8.5	6.4

Interest expense	1.4	1.0	0.8
Other expense (income), net	0.0	0.0	(2.6)

Income before income taxes	4.0	7.5	8.2
Provision for income taxes	1.4	2.7	3.2

Net income	2.6%	4.8%	5.0%

(1)
Freight revenue is equal to total operating revenue less fuel surcharges. In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense. The amounts were $96.7 million, $130.8 million, and $143.9 million in fiscal 2016, 2015, and 2014, respectively. Freight revenue is not a recognized measure under GAAP and should not be considered an alternative to or superior to other measures derived in accordance with GAAP. We believe our presentation of freight revenue and our discussion of various expenses as a percentage of freight revenue is a useful way to evaluate our core operating performance.

Fiscal year ended June 30, 2016, compared with fiscal year ended June 30, 2015

Total revenue increased by $164.6 million, or 18.3%, to $1.07 billion for fiscal 2016, from $900.8 million for fiscal 2015. Freight revenue increased by $198.7 million, or 25.8%, to $968.7 million for fiscal 2016, from $770.0 million for fiscal 2015. These increases were primarily attributable to an increase in freight rates due to growth in our dedicated fleet, growth in our seated tractor count, and an increase in loaded miles. Average freight revenue per loaded mile, excluding fuel surcharge, increased to $1.884 in fiscal 2016 from $1.764 for fiscal 2015, or 6.8%.  We anticipate seeing a similar trend in our average freight revenue per loaded mile for the first quarter of fiscal 2017, and believe we will see flat to slightly down rates for the remainder of the calendar year. Loaded miles increased to 400.3 million in fiscal 2016, compared to 350.1 million in fiscal 2015. Average seated tractor count increased substantially between fiscal 2015 and fiscal 2016 primarily as a result of our acquisitions. Slightly offsetting these increases was a decrease in miles per seated truck of 8.6% versus fiscal 2015, which resulted primarily from acquired fleets having shorter average length-of-hauls and the rise in our seated count outpacing freight demand.  As a result of the foregoing, average revenue per seated tractor per week, our primary productivity measure for our asset-based segment, decreased to $2,956 in fiscal 2016 from $3,058 in fiscal 2015, or 3.5%, due to industry overcapacity and sluggish freight volumes.  This decrease compressed our variable and fixed cost margins.  Going forward, our primary focus is improving average revenue per seated tractor per week.

Revenue for our asset-light segment increased to $126.4 million in fiscal 2016 compared to $90.5 million in fiscal 2015, or 39.7%. The increase is primarily related to increased revenues in both the LTL/brokerage business and warehousing business that make-up our asset-light segment. We expect our asset-light business to experience moderate revenue growth going forward as we continue to take advantage of synergies created through our acquisitions and leverage specialized service capabilities of acquired businesses.

Revenue from our newly established equipment leasing and services segment was $27.9 million in the fiscal 2016 period.  Our equipment leasing and services segment consists of tractor and trailer leasing and also includes revenue from insurance, maintenance, and other ancillary services that we provide for, or make available to, independent contractors and fleets.  Recently, the focus of our equipment leasing and services segment has shifted from the sale of leased tractors and trailers to providing services.  These services include sales, leasing, business services, maintenance, and insurance.  We expect this shift to provide a more stable revenue stream and to reduce the potentially volatile impact of gains from sales of leased tractors and trailers.  We anticipate revenue related to these service offerings to see some growth in the future as we continue to expand.

Fuel surcharge revenue decreased to $96.7 million from $130.8 million for fiscal 2016 and 2015, respectively.  Fuel surcharge revenue decreased despite an increase in loaded miles which was more than offset by a significant decrease in United States Department of Energy ("DOE") national average diesel fuel prices from which our fuel surcharge is calculated.

Salaries, wages, and employee benefits were $323.9 million, or 30.4% of operating revenue and 33.4% of freight revenue, for fiscal 2016, compared to $261.2 million, or 29.0% of operating revenue and 33.9% of freight revenue, for fiscal 2015. Increased salaries, wages, and employee benefits expenses were largely due to increases in administrative salaries due to increased headcount, driver salaries due to increased miles, recruiting expenses due to expanded recruiting efforts, and medical benefits expense. Recruiting expenses increased due to our focus on increasing the number of seated tractors and higher recruiting costs resulting from a competitive driver market. Administrative payroll has increased in connection with the integration of acquired operations. We have continued investing in expanding our driving school, which has produced a significant number of drivers for our fleet. Although we expect the market for drivers to remain competitive and to place ongoing pressure on these expenses, we believe our increased focus on eliminating recruiting redundancies and generating back office efficiencies, as well as expected growth in our independent contractor fleet, will cause these expenses to remain flat as a percentage of revenue.

Fuel expenses, without reduction for fuel surcharge revenue, decreased to $103.0 million, or 9.7% of operating revenue, for fiscal 2016, compared to $144.7 million, or 16.1% of operating revenue, for fiscal 2015. Fuel expenses, net of fuel surcharge revenue of $96.7 million and $130.8 million for fiscal 2016 and fiscal 2015, respectively, decreased to $6.3 million, or 0.7% of freight revenue, for fiscal 2016, compared to $13.9 million, or 1.8% of freight revenue, for fiscal 2015. These decreases were due to a 28.3% decrease in average DOE fuel prices to $2.36 per gallon for fiscal 2016, from $3.29 per gallon for fiscal 2015 and an increase in miles per gallon. These decreases were also caused by an increase in independent contractors as a percentage of the total fleet, as independent contractors incur their own fuel costs, which are in purchased transportation.  Integration of new equipment, coupled with the replacement of older units acquired in business combinations, contributed to the increase in miles per gallon to 7.73 for the fiscal 2016 period from 7.10 for the fiscal 2015 period. We expect that our continued efforts to reduce idling and operate more fuel-efficient tractors and aerodynamic trailers will continue to have a positive impact on our miles per gallon. However, we expect this positive impact to be partially offset by increasing fuel costs per gallon and the use of more costly ultra-low sulfur diesel fuel.

Purchased transportation increased to $354.1 million, or 33.2% of operating revenue and 36.5% of freight revenue, for fiscal 2016, from $245.4 million, or 27.2% of operating revenue and 31.9% of freight revenue, for fiscal 2015. These increases are primarily related to independent contractor expenses, with slight increases to intermodal transportation expenses and LTL/brokerage expenses. We believe our increased utilization of independent contractors and increased focus on these areas of our business has led to increased revenue as well as the costs associated with generating that revenue. We expect purchased transportation to increase as we continue our efforts to increase our LTL/brokerage and intermodal transportation businesses, as well as grow our number of independent contractors as a percentage of our total fleet.

Revenue equipment rental increased to $17.6 million, or 1.6% of operating revenue and 1.8% of freight revenue, for fiscal 2016, from $7.4 million, or 0.8% of operating revenue and 1.0% of freight revenue, for fiscal 2015. Operating leases have become an increasingly important source of financing for our revenue equipment and certain real estate.  Our revenue equipment rental expense increased primarily due to additional trailer units held under operating leases.

Operations and maintenance consist of direct operating expense, maintenance, physical damage, and tire expense. This category increased to $71.3 million, or 6.7% of operating revenue and 7.4% of freight revenue, for fiscal 2016, from $56.2 million, or 6.3% of operating revenue and 7.3% of freight revenue, for fiscal 2015. These increases were primarily related to the maintenance requirements of equipment added due to acquisitions and increased maintenance costs due to emission reduction systems on our newer tractors. We believe that maintenance costs will remain consistent as we have substantially completed replacement of older equipment. Additionally, newer equipment repairs are more likely to be covered by warranty, creating further reductions to our maintenance expense.

Insurance and claims expense increased to $36.7 million, or 3.4% of operating revenue and 3.8% of freight revenue, for fiscal 2016, compared to $29.1 million, or 3.2% of operating revenue and 3.8% of freight revenue, for fiscal 2015. Insurance consists of premiums for liability, physical damage, cargo, and workers' compensation insurance. These increases are attributable to an increase in liability claims and workers' compensation claims due to an increase in the number and/or severity of claims reported, including adverse loss development of approximately $1.0 million. Also included in insurance and claims expense for fiscal 2016 was the one-time expense related to an unfavorable outcome on a class action lawsuit previously disclosed in note 9 to the consolidated financial statements. The total expense incurred for this lawsuit during fiscal 2016 was $2.5 million. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We periodically review and adjust our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume. We expect our insurance and claims expense to be consistent with historical average amounts going forward. However, this category will vary based upon the frequency and severity of claims, the level of self-insurance, and premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to $79.6 million, or 7.5% of operating revenue and 8.2% of freight revenue, in fiscal 2016 from $75.3 million, or 8.4% of operating revenue and 9.8% of freight revenue, for fiscal 2015. The increase in absolute dollars was primarily attributable to an increase in owned tractors and trailers as a result of acquisitions in fiscal 2016. Offsetting these increases was the change in estimated useful lives and salvage value of certain tractors and trailers. This change had a total impact of $7.0 million to depreciation expense for the current fiscal period.

Gain on sale of revenue equipment decreased from $23.6 million in fiscal 2015 to $22.4 million in fiscal 2016.  We expect gain on sale to decrease as we shift the focus of our equipment leasing and services segment to a more recurring revenue stream and to focus on ancillary services rather than sales of leased equipment.  As we shift to a more recurring revenue stream we expect to reduce the potentially volatile impact of gains from sales of leased tractors and trailer. However, gain on sale can vary significantly due to a variety of factors, including availability of replacement equipment and conditions in the new and used equipment markets.

All of our other expenses are relatively minor in amount, and there were no significant changes in these expenses during fiscal 2016. Accordingly, we have not provided a detailed discussion of such expenses.

Our pretax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, decreased to 3.6% of operating revenue and to 4.0% of freight revenue for fiscal 2016, from 6.4% of total revenue and 7.5% of freight revenue for fiscal 2015.

Income taxes decreased to $13.6 million, with an effective tax rate of 35.3%, for the fiscal 2016 period, from $20.6 million, with an effective tax rate of 35.7%, for the fiscal 2015 period. We expect our effective tax rate to continue in the range of 35% to 37% in subsequent quarters.

As a result of the factors described above, net income decreased to $24.8 million for fiscal 2016, from $37.2 million for fiscal 2015.

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

Revenue for our asset-light segment increased to $90.5 million in fiscal 2015 compared to $52.6 million in fiscal 2014, or 72.1%. The increase is primarily related to increased revenues in both the LTL/brokerage business and warehousing business that make-up our asset-light segment.

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

Gain on sale of revenue equipment increased from $6.6 million in fiscal 2014 to $23.6 million in fiscal 2015.  This increase is due primarily to the equipment that we sold to our third party financing provider.

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

Liquidity and Capital Resources

Trucking is a capital-intensive business. We require cash to fund our operating expenses (other than depreciation and amortization), to make capital expenditures and acquisitions, to fund our Lease Shortfall Advance obligations to our third party financing provider, and to repay debt, including principal, interest, and lease payments. Other than ordinary operating expenses, we anticipate that capital expenditures for the acquisition of revenue equipment will constitute our primary cash requirement over the next twelve months.  We frequently consider potential acquisitions, and if we were to consummate an acquisition, our cash requirements would increase and we may have to modify our expected financing sources for the purchase of tractors. Subject to any required lender approval, we may make additional acquisitions.  Our principal sources of liquidity are cash generated from operations, bank borrowings, capital and operating lease financing of revenue equipment, and proceeds from the sale of used revenue equipment.  At June 30, 2016, our total balance sheet debt, including capital lease obligations, and current maturities, was $450.8 million, compared $563.6 million at June 30, 2015.

As of June 30, 2016, we have planned commitments to add $24 million of tractor operating leases over the next twelve months.  Generally, our purchase orders do not become firm commitment orders for which we are irrevocably obligated until shortly before purchase. We may also choose to adjust the timing of our purchases based on performance of existing equipment throughout the year.  Our plans to purchase equipment are reevaluated on a quarter-by-quarter basis. These tractor orders represent capital commitments before considering the proceeds of equipment dispositions. Given that we recently completed our equipment refresh cycle and have curtailed equipment sales at Quality, we expect capital expenditures for revenue equipment to be more limited in the near term.

We intend to fund our operating expenses and our limited acquisition of revenue equipment over the next twelve months with a combination of cash generated from operations, borrowings available under secured equipment financing or our primary credit facility, equipment sales, and lease financing arrangements.  We will continue to have significant capital requirements over the long term, and the availability of the needed capital will depend upon our financial condition and operating results and numerous other factors over which we have limited or no control, including prevailing market conditions and the market price of our common stock. Recently, our Lease Shortfall Advance to our third party financing provider and a depressed market for freight and used equipment have decreased our liquidity.  The extent to which the Lease Shortfall Advance impacts our liquidity in the future will depend largely on utilization and collections with respect to the underlying lease portfolio, which have been volatile and cannot be precisely predicted.  If we are unable to improve utilization and collections, we believe the Lease Shortfall Advance could present significant liquidity constraints.  We have finalized the MOU and will be addressing definitive agreements with our third party financing provider to restructure our arrangement, which would likely include an elimination of the Lease Shortfall Advance.  These discussions may not be successful.  However, if we are successful in eliminating the Lease Shortfall Advance, then based on our operating results, anticipated future cash flows, current availability under our credit facility, expected capital expenditures, and sources of equipment lease financing that we expect will be available to us, we do not expect to experience significant liquidity constraints in the foreseeable future.

Cash Flows

We had net cash used in operating activities of $5.2 million in fiscal 2016, compared to net cash provided by operating activities of $44.6 million in fiscal 2015, and $70.3 million in fiscal 2014. The decrease in net cash provided by operations in fiscal 2016 from fiscal 2015 is mainly due to our Lease Shortfall Advance obligations to our third party financing provider, which began in the latter half of fiscal 2016, and an increase in the corresponding receivable.  This caused a decrease in net cash provided by operations and a corresponding increase in other assets. Included in net cash provided by operating activities is the change in leased and revenue equipment held for sale. The change in the account is made up of the net purchases and sales of equipment purchased only for the benefit of our equipment leasing and services segment. The decrease of $60.7 million in fiscal 2016 is made up of $240.0 million of sales less $300.7 million of purchases. The decrease of $85.3 million in fiscal 2015 is made up of $289.0 million of sales less $374.3 million of purchases. The purchases and sales of used Celadon fleet equipment are included within the net cash provided by investing activities.

Net cash provided by investing activities was $35.8 million for fiscal 2016, compared to net cash used in investing activities of $60.8 million for fiscal 2015 and net cash provided by investing activities of $5.5 million for fiscal 2014. The inflows of investing cash flow are a result of cash provided by disposal and sale of equipment, offset by cash used for acquisitions and purchasing equipment. Cash paid for acquisitions was $18.3 million in fiscal 2016, $114.7 million in fiscal 2015, and $36.6 million in fiscal 2014.  Capital expenditures, primarily for tractors and trailers, totaled $87.6 million in fiscal 2016, $118.4 million in fiscal 2015, and $82.8 million in fiscal 2014. We generated proceeds from the sale of property and equipment of $143.7 million in fiscal 2016, $172.4 million in fiscal 2015, and $103.9 million in fiscal 2014. Also included in fiscal 2016 was a $2 million investment in 19th Capital, our unconsolidated equity method investment.

Net cash used in financing activities was $46.4 million in fiscal 2016, compared to net cash provided by financing activities of $27.3 million in fiscal 2015, and net cash used in financing activities of $61.0 million in fiscal 2014. Financing activity consists primarily of bank borrowings, bank payments, and payment of the principal component of capital lease obligations and, in 2015, issuance of capital stock.

Cash dividends paid for the year ended June 30, 2016, were $2.2 million, or approximately $0.08 per share. We currently expect to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, restrictions under our primary credit agreement, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

Primary Credit Agreement

In December 2010, we entered into a new $50 million five-year revolving credit facility agented by Bank of America, N.A. The facility refinanced our previous credit facility and provides for our ongoing working capital needs and other general corporate purposes. Bank of America, N.A. serves as the lead agent in the facility and Wells Fargo Bank, N.A. also participates in the new facility. In December 2014, we increased our credit facility and extended the maturity. The facility permits borrowings up to a maximum of $300.0 million and expires December 2019. The applicable interest rate under this agreement is based on either a base rate, equal to Bank of America, N.A.'s prime rate or LIBOR, plus an applicable margin between 0.825% and 1.45% that is adjusted quarterly based on our lease adjusted total debt to EBITDAR ratio. At June 30, 2016, the credit facility had an outstanding balance of $151.4 million and $3.2 million utilized for letters of credit. The facility is collateralized by the assets of all the U.S. and Canadian subsidiaries of the Company. We are obligated to comply with certain financial covenants under our credit agreement and we were in compliance with these covenants at June 30, 2016.

Contractual Obligations and Commitments

As of June 30, 2016, our bank loans, capitalized leases, operating leases, other debts, and future commitments have stated maturities or minimum annual payments as follows:

	Future Cash Requirements as of June 30, 2016 (in thousands) Payments Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years

Operating leases	$74,906	$25,788	$27,224	$12,822	$9,072
Lease residual value guarantees	62,037	---	29,660	6,383	25,994

Capital lease obligations(1)	319,628	58,163	168,769	26,882	65,814

Sub-total	456,571	83,951	225,653	46,087	100,880

Future purchase of revenue equipment	---	---	---	---	---
Standby letters of credit	3,245	3,245	---	---	---

Total contractual and cash obligations	$459,816	$87,196	$225,653	$46,087	$100,880

(1)	Includes interest.

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

Fluctuations in the price or availability of fuel, as well as hedging activities, increased fuel consumption due to adverse weather, surcharge collection, the percentage of freight we obtain through brokers, and the volume and terms of diesel fuel purchase commitments may increase our costs of operation, which could materially and adversely affect our profitability. We impose fuel surcharges on substantially all accounts. These arrangements may not fully protect us from fuel price increases and also may result in us not receiving the full benefit of any fuel price decreases. In fiscal 2016, we entered into contracts to hedge up to 0.5 million gallons per month for the period ending on July 31, 2017.  These hedging contracts relate to Gulf Coast Diesel, the price of which has generally correlated to the price of diesel fuel we use.  This represents approximately 8.9% of our monthly projected fuel requirements through July 2017.  At June 30, 2016, we had outstanding contracts in place for a notional amount of $5.9 million with the fair value of these contracts approximately $0.1 million less than the original contract value. Derivative gains or losses, initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.

Off-Balance Sheet Arrangements

Operating leases have become an increasingly important source of financing for our revenue equipment and certain real estate.  At June 30, 2016, we had 204 tractors and 6,351 trailers, as well as certain office facilities and terminals, under operating leases.  Vehicles held under operating leases are not carried on our consolidated balance sheets, and lease payments, in respect of such vehicles, are reflected in our consolidated statements of operations in the line item "revenue equipment rentals."  Our revenue equipment rental expense was $17.6 million in fiscal 2016, compared with $7.4 million in fiscal 2015, primarily due to additional trailer units held under operating leases.  Nearly all trailers held under operating leases were added within the current fiscal year.  Total remaining payments under operating leases as of June 30, 2016, was approximately $74.9 million.  In connection with various operating leases, we issue residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value.  The residual guarantees expire between August 2016 and May 2023 and had an undiscounted value of approximately $62.0 million at June 30, 2016.  We expect our residual guarantees to approximate the market value of the related equipment at the end of the lease term.  We believe that proceeds from the sale of equipment under operating leases would equal or exceed the payment obligation on substantially all operating leases.  We also believe operating leases will continue to be available as a source of financing for revenue equipment.  However, we expect to continue to rely on capital leases as our primary source of revenue equipment financing for the foreseeable future.

During the fourth quarter of fiscal 2016, we completed a sale-leaseback transaction of approximately 4,700 trailers, which reduced our debt obligations by $69.2 million and resulted in a deferred gain of $1.2 million.  The purpose of the arrangement was to dispose of the units while providing enough time to turn in the units to the purchaser and minimally disrupt our operations. Of these trailers, we expect to refresh approximately 2,700, starting in the second half of calendar year 2017. The base lease term is twelve months and we are to pay a rental fee on each unit until turned in to the purchaser. Once the unit is turned in, we have no further obligation on the unit.  Our future minimum lease payments relating to this agreement are $5.7 million and included in the amounts discussed above.

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

Depreciation of Property and Equipment. We depreciate our property and equipment using the straight-line method over the estimated useful life of the asset. We generally use estimated useful lives of 4 to 10 years for new tractors and trailers, and estimated salvage values for new tractors and trailers generally range from 40% to 60% of the capitalized cost.

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

Effective October 1, 2015, the Company changed its estimates of the useful lives and salvage value of certain tractors and trailers to better reflect the estimated periods during which these assets will remain in service. The estimated useful lives of the tractors and trailers that previously were 3 years for tractors and 7 years for trailers were increased to 4 years for tractors and 10 years for trailers. The current year impact of these changes is disclosed in note 2 to the consolidated financial statements. There were no other changes to our critical accounting policies and estimates.

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

Claims Reserves and Estimates. The primary claims arising for us consist of cargo liability, personal injury, property damage, collision and comprehensive, workers' compensation, and employee medical expenses. We maintain self-insurance levels for these various areas of risk and have established reserves to cover these self-insured liabilities. We also maintain insurance to cover liabilities in excess of these self-insurance amounts. Claims reserves represent accruals for the estimated uninsured portion of reported claims, including adverse development of reported claims, as well as estimates of incurred but unreported claims. Reported claims and related loss reserves are estimated by third party administrators, and we refer to these estimates in establishing our reserves.  Claims incurred but not reported are estimated based on our historical experience and industry trends, which are continually monitored, and accruals are adjusted when warranted by changes in facts and circumstances.  In establishing our reserves with respect to individual claims, we take into account various factors, including, but not limited to, assumptions concerning the nature and severity of the claim, the expected effect of the jurisdiction on any potential award or settlement, and the length of time until ultimate resolution of the claim is likely. In addition, we account for anticipated health care cost inflation, interest rates, and legal expenses, as well as other factors in estimating the general adequacy of our reserves.  Since these estimates require us to make a number of assumptions, and due to the difficulty in accurately assessing the final costs of certain claims, the actual expense of our claims may be significantly higher than the amounts we have accrued for them. Insurance and claims expense will vary from period to period based on the severity and frequency of claims incurred in a given period.

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

Business Combinations. Assets acquired and liabilities assumed as part of a business acquisition are generally recorded at their fair value at the date of acquisition in accordance with ASC Topic 805 Business Combinations. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangibles, and liabilities assumed also requires us to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset.

Recent Accounting Pronouncements

In August 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-14 deferring the effective date of ASU No. 2014-09, "Revenue from Contracts with Customers" (ASC Topic 606): ("ASU 2014-09"), which requires the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will affect any organization that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2017, and early adoption is permitted. The Company is continuing to evaluate the new guidance and plans to provide additional information about its expected financial impact at a future date.

In November 2015, the FASB issued ASU No. 2015-17 "Income Taxes"(ASC Topic 740), to simplify the presentation of deferred income taxes. The guidance in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  This guidance will affect any entity that presents a classified statement of financial position. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016, and early adoption is permitted. The Company has early adopted this update.  Adoption of this update impacted our consolidated balance sheet by reclassifying current deferred tax assets of approximately $5 million and $7 million to offset our long term deferred tax liabilities for the fiscal 2016 and fiscal 2015 periods respectively.

In February 2016, the FASB issued ASU No. 2016-02 "Leases"(ASC Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance will affect any entity that enters into a lease. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2018, and early adoption is permitted. The Company is continuing to evaluate the new guidance and plans to provide additional information about its expected financial impact at a future date.

In March 2016, the FASB issued ASU No. 2016-09 "Compensation - Stock Compensation"(ASC Topic 718), to simplify various aspects of accounting for stock-based compensation, including income tax consequences, classification of awards as equity or liability, as well as classification of activities within the statement of cash flows. This guidance will affect any entity that issues share-based payment awards to their employees. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016, and early adoption will be permitted. The Company is continuing to evaluate the new guidance and plans to provide additional information about its expected financial impact at a future date.

Item 7A.                 Quantitative and Qualitative Disclosures About Market Risk

We experience various market risks, including changes in interest rates, foreign currency exchange rates, and fuel prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes, nor when there are no underlying related exposures.

Interest Rate Risk. We are exposed to interest rate risk principally from our credit facility.  The credit facility carries a maximum variable interest rate based on either a base rate, equal to the greater of the Bank of America, N.A.'s prime rate or LIBOR, plus an applicable margin between 0.825% and 1.45% that is adjusted quarterly based on the Company's lease adjusted total debt to EBITDAR ratio. At June 30, 2016, we had an outstanding balance of $151.4 million related to our credit facility and $3.2 million utilized for letters of credit. A hypothetical 0.25% increase in the bank's base rate and LIBOR would decrease our net income by approximately $0.4 million.

Foreign Currency Exchange Rate Risk. We are subject to foreign currency exchange rate risk, specifically in connection with our Canadian and Mexican operations. While virtually all of the expenses associated with our Canadian operations, such as independent contractor costs, company driver compensation, and administrative costs, are paid in Canadian dollars, a significant portion of our revenue generated from those operations is billed in U.S. dollars because many of our customers are U.S. shippers transporting goods to or from Canada. As a result, increases in the value of the Canadian dollar relative to the U.S. dollar could adversely affect the profitability of our Canadian operations. Assuming revenue and expenses for our Canadian operations identical to the year ended June 30, 2016 (both in terms of amount and currency mix), we estimate that a $0.01 increase in the value of the Canadian dollar, relative to the U.S. dollar, would reduce our annual net income by approximately $117,000. At June 30, 2016, we had no outstanding foreign exchange derivative contracts relating to the Canadian dollar.

While virtually all of the expenses associated with our Mexican operations, such as independent contractor costs, company driver compensation, and administrative costs, are paid in Mexican pesos, a significant portion of our revenue generated from those operations is billed in U.S. dollars because many of our customers are U.S. shippers transporting goods to or from Mexico. As a result, an increase in the value of the Mexican peso, relative to the U.S. dollar, could adversely affect our consolidated results of operations. Assuming revenue and expenses for our Mexican operations identical to the year ended June 30, 2016 (both in terms of amount and currency mix), we estimate that a $0.01 increase in the value of the Mexican peso, relative to the U.S. dollar, would reduce our annual net income by approximately $200,000. At June 30, 2016, we had no outstanding foreign exchange derivative contracts relating to the Mexican peso.

Commodity Price Risk. Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability.  Fuel is subject to economic, political, and market factors that are outside of our control. Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through the collection of fuel surcharges. However, fuel surcharges do not always fully offset increases in fuel prices, as we do not collect fuel surcharges on all contracts and the amounts we do collect are based on recent fuel price indices that may be lower than our actual cost of fuel in an increasing fuel price environment.  In fiscal 2016, we entered into contracts to hedge up to 0.5 million gallons per month for the period ending on July 31, 2017.  These hedging contracts relate to Gulf Coast Diesel, the price of which has generally correlated to the price of diesel fuel we use.  This represents approximately 10.0% of our monthly projected fuel requirements through July 2017.  At June 30, 2016, we had outstanding contracts in place for a notional amount of $5.9 million with the fair value of these contracts approximately $0.1 million less than the original contract value. Derivative gains or losses, initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.  Based on our expected fuel consumption for fiscal 2017, a 10.0% change in the related price of Gulf Coast Diesel or diesel per gallon would not have a material financial impact on our net income, assuming no further changes to our fuel hedging program or our fuel surcharge recovery.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Celadon Group, Inc.
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheets of Celadon Group, Inc. as of June 30, 2016, and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the years in the three year period ended June 30, 2016.  In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule II for each of the years in the three year period ended June 30, 2016.  The Company’s management is responsible for these financial statements and financial statement schedule.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celadon Group, Inc. as of June 30, 2016, and 2015, and the results of its operations and its cash flows for each of the years in the three year period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule II for each of the years in the three year period ended June 30, 2016, which considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Celadon Group, Inc.’s internal control over financial reporting as of June, 30, 2016, based on criteria established in Internal Control-Integrated Framework (1992 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 13, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKD, LLP

Indianapolis, Indiana
September 13, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Celadon Group, Inc.
Indianapolis, Indiana

We have audited Celadon Group Inc.’s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control - Integrated Framework (1992 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.In our opinion, Celadon Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control - Integrated Framework (1992 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Celadon Group, Inc. and our report dated September 13, 2016, expressed an unqualified opinion thereon.

/s/ BKD, LLP

Indianapolis, Indiana
September 13, 2016

CELADON GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended June 30, 2016, 2015, and 2014
(Dollars and shares in thousands, except per share amounts)

	2016	2015	2014
Operating Revenue:
Freight revenue	$968,668	$769,950	$615,411
Fuel surcharge revenue	96,688	130,806	143,900

Total revenue	1,065,356	900,756	759,311

Operating expenses:
Salaries, wages, and employee benefits	323,864	261,216	209,938
Fuel	103,017	144,687	171,695
Purchased transportation	354,143	245,352	173,940
Revenue equipment rentals	17,574	7,429	6,621
Operations and maintenance	71,294	56,237	49,709
Insurance and claims	36,670	29,091	19,252
Depreciation and amortization	79,555	75,317	64,579
Communications and utilities	10,145	8,361	6,409
Operating taxes and licenses	20,718	16,443	13,275
General and other operating	18,565	14,457	11,195
Gain on disposition of equipment	(22,395)	(23,619)	(6,736)
Total operating expenses	1,013,150	834,971	719,877

Operating income	52,206	65,785	39,434

Interest expense	13,794	7,776	5,071
Interest income	---	(7)	(12)
Other (income) expenses, net	257	154	(15,996)
Income from equity method investment	(253)	---	---
Income before income taxes	38,408	57,862	50,371
Income tax expense	13,564	20,645	19,690
Net income	$24,844	$37,217	$30,681

Earnings per common share:
Diluted earnings per share	$0.88	$1.52	$1.29
Basic earnings per share	$0.90	$1.56	$1.33
Weighted average shares outstanding:
Diluted	28,081	24,471	23,755
Basic	27,507	23,844	23,014

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended June 30, 2016, 2015, and 2014
(Dollars in thousands)

	2016	2015	2014

Net Income	$24,844	$37,217	$30,681
Other comprehensive income (loss):
Unrealized gain (loss) on fuel derivative instruments, net of tax	(29)	---	(45)
Unrealized gain (loss) on currency derivative instruments, net of tax	---	(36)	105
Foreign currency translation adjustments	(10,850)	(16,212)	(784)
Total other comprehensive loss	(10,879)	(16,248)	(724)
Comprehensive income	$13,965	$20,969	$29,957

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2016 and 2015
(Dollars and shares in thousands except par value amounts)

ASSETS	2016	2015

Current assets:
Cash and cash equivalents	$9,077	$24,699
Trade receivables, net of allowance for doubtful accounts of $1,588 and $1,002 at June 30, 2016 and June 30, 2015, respectively	134,572	130,892
Prepaid expenses and other current assets	38,498	33,267
Tires in service	3,175	1,857
Leased revenue equipment held for sale	24,937	52,591
Revenue equipment held for sale	44,876	49,856
Income tax receivable	473	17,926
Total current assets	255,608	311,088
Property and equipment, net of accumulated depreciation and amortization of $142,423 and $147,446 at June 30, 2016 and June 30, 2015, respectively	636,733	788,530
Leased assets, net of accumulated depreciation and amortization of $9,717 at June 30, 2016	99,300	---
Tires in service	3,603	2,173
Goodwill	62,451	55,357
Investment in unconsolidated companies	2,253	---
Other assets	43,342	11,458
Total assets	$1,103,290	$1,168,606

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$26,499	$13,699
Accrued salaries and benefits	17,090	16,329
Accrued insurance and claims	20,727	14,808
Accrued fuel expense	8,258	10,979
Accrued purchase transportation	22,046	16,259
Accrued equipment purchases	---	775
Deferred leasing revenue	15,918	31,872
Other accrued expenses	29,560	31,835
Current maturities of long-term debt	---	948
Current maturities of capital lease obligations	51,397	62,992
Total current liabilities	191,495	200,496
Long term debt, net of current maturities	152,032	133,199
Capital lease obligations, net of current maturities	247,383	366,452
Other long term liabilities	22,227	953
Deferred income taxes	109,138	101,163
Stockholders' equity:
Common stock, $0.033 par value, authorized 40,000 shares; issued and outstanding 28,715 and 28,342 shares at June 30, 2016 and 2015, respectively	948	935
Treasury stock at cost; 500 shares at June 30, 2016 and 2015, respectively	(3,453)	(3,453)
Additional paid-in capital	198,576	195,682
Retained earnings	218,056	195,412
Accumulated other comprehensive loss	(33,112)	(22,233)
Total stockholders' equity	381,015	366,343
Total liabilities and stockholders' equity	$1,103,290	$1,168,606
See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30, 2016, 2015, and 2014
(Dollars in thousands)

	2016	2015		2014

Cash flows from operating activities:
Net income	$24,844		$37,217		$30,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,606		75,624		64,800
Gain on disposition of equipment	(22,395)		(23,619)		(6,736)
Gain from sale of minority investment	---		---		(17,143)
Deferred income taxes	8,259		32,391		5,210
Provision for doubtful accounts	825		240		100
Stock based compensation expense	2,855		2,772		2,077
Changes in operating assets and liabilities:
Trade receivables	165		(6,198)		(17,125)
Income tax receivable and payable	17,589		(11,426)		7,905
Tires in service	(2,771)		860		(1,917)
Prepaid expenses and other current assets	(5,461)		(4,538)		(10,409)
Other assets	(34,944)		240		886
Leased and revenue equipment held for sale	(60,707)		(85,331)		---
Accounts payable and accrued expenses	(13,076)		26,333		11,988
Net cash provided by (used in) operating activities	(5,211)		44,565		70,317
Cash flows from investing activities:
Purchase of property and equipment	(87,597)		(118,422)		(82,826)
Proceeds on sale of property and equipment	143,688		172,354		103,926
Proceeds from sale of minority interest	---		---		21,000
Investment in unconsolidated companies	(2,000)		---		---
Purchase of businesses, net of cash acquired	(18,264)		(114,682)		(36,602)
Net cash provided by (used in) investing activities	35,827		(60,750)		5,498
Cash flows from financing activities:
Proceeds from issuance of common stock	51		85,353		2,985
Borrowings on long-term debt	824,750		847,285		325,520
Payments on long-term debt	(807,762)		(789,847)		(358,466)
Borrowings on other long-term liabilities	29,980		---		---
Payments on other long-term liabilities	(597)		---		---
Dividends paid	(2,200)		(1,873)		(1,837)
Principal payments on capital lease obligations	(90,638)		(113,624)		(29,190)
Net cash provided by (used in) financing activities	(46,416)		27,294		(60,988)
Effect of exchange rates on cash and cash equivalents	178		(1,918)		(634)
Increase (decrease) in cash and cash equivalents	(15,622)		9,191		14,193
Cash and cash equivalents at beginning of year	24,699		15,508		1,315
Cash and cash equivalents at end of year	$9,077		$24,699		$15,508
Supplemental disclosure of cash flow information:
Interest paid	$13,794		$7,776		$4,802
Income taxes paid	$259		$5,627		$9,901
Obligations incurred under capital leases	$90,415		$304,261	$	---
Conversion of capital leases to operating leases	$130,440	$	---	$	---

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended June 30, 2016, 2015, and 2014
(Dollars in thousands, except share amounts)

	Common Stock No. of Shares Outstanding Net of Treasury	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity

Balance at June 30, 2013	23,190,736	$788	$103,749	$(4,811)	$131,224	$(5,261)	$225,689

Net income	---	---	---	---	30,681	---	30,681
Other comprehensive income (loss)	---	---	---	---	---	(724)	(724)
Comprehensive income					30,681	(724)	29,957
Treasury stock issued	---	---	(634)	634	---	---	---
Restricted stock and options expense	132,400	2	2,075	---	---	---	2,077
Dividends paid	---	---	---	---	(1,837)	---	(1,837)
Exercise of stock options	236,742	4	2,389	724	---	---	3,117
Balance at June 30, 2014	23,559,878	$794	$107,579	$(3,453)	$160,068	$(5,985)	$259,003

Net income	---	---	---	---	37,217	---	37,217
Other comprehensive income (loss)	---	---	---	---	---	(16,248)	(16,248)
Comprehensive income					37,217	(16,248)	20,969
Restricted stock and options expense	176,465	5	2,767	---	---	---	2,772
Dividends paid	---	---	---	---	(1,873)	---	(1,873)
Exercise of stock options	605,954	20	6,576	---	---	---	6,596
Issuance of common stock	3,500,000	116	78,760	---	---	---	78,876
Balance at June 30, 2015	27,842,297	$935	$195,682	$(3,453)	$195,412	$(22,233)	$366,343

Net income	---	---	---	---	24,844	---	24,844
Other comprehensive income (loss)	---	---	---	---	---	(10,879)	(10,879)
Comprehensive income					24,844	(10,879)	13,965
Restricted stock and options expense	357,893	12	2,843	---	---	---	2,855
Dividends paid	---	---	---	---	(2,200)	---	(2,200)
Exercise of stock options	14,950	1	169	---	---	---	170
Issuance of common stock	---	---	(118)	---	---	---	(118)
Balance at June 30, 2016	28,215,140	$948	$198,576	$(3,453)	$218,056	$(33,112)	$381,015

See accompanying notes to consolidated financial statements.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016, 2015, and 2014

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade receivables. The Company performs ongoing credit evaluations of its customers and does not require collateral for its accounts receivable. The Company maintains reserves which management believes are adequate to provide for potential credit losses. Uncollectible accounts receivable are written off against the reserves. Concentrations of credit risk with respect to trade receivables are generally limited due to the Company's large number of customers and the diverse range of industries which they represent. Accounts receivable balances due from any single customer did not total more than 5% of the Company's gross trade receivables at June 30, 2016.

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

Depreciation of property and equipment and amortization of assets under capital leases are computed using the straight-line method and are based on the lesser of the life of the lease or the estimated useful lives of the related assets (net of salvage value) as follows:

Revenue and service equipment	4-10 years
Furniture and office equipment	4-5 years
Buildings	20 years
Leasehold improvements	Lesser of life of lease (including expected renewals) or useful life of improvement

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016, 2015, and 2014

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

Leased revenue equipment held for sale

Leased revenue equipment held for sale is recorded at the lower of carrying value and fair market value less costs to sell.  Leased revenue equipment held for sale is depreciated during months the assets are under leases.  The majority of the assets included in leased revenue equipment held for sale were acquired to be sold and those assets have been recorded at cost.  Management has a plan to sell these leased assets in their current condition to third party financing parties and is currently marketing these units at a reasonable price compared to their fair value.  The sale is probable within one year.

Revenue equipment held for sale

Revenue equipment held for sale is recorded at the lower of carrying value and fair market value less costs to sell.  The Company also ceases the depreciation on these assets.  The majority of the assets included in revenue equipment held for sale were acquired to be resold and those assets have been recorded at cost. As of June 30, 2016, 33% of the units held for sale was comprised of old Celadon fleet equipment no longer in service versus newly purchased equipment. Newly purchased equipment is defined as equipment purchased for the sole purpose of being leased to a third party fleet or an independent contractor and then sold to a third party financing company. The newly purchased equipment has not operated in Celadon’s fleet.  Management has a plan to sell these assets in their current condition to third party purchasers and is currently marketing these units at a reasonable price compared to their fair value.  The sale is probable within one year.

Leased Assets

Leased assets consist of assets leased to independent contractors or third party fleets within our Equipment Leasing and Services segment. These assets are depreciated over their estimated useful lives or the remaining lease term during months that the units are under lease.  Leased assets are tested for impairment whenever an event occurs that indicates impairment may exist. The Company measures the impairment loss by comparing the fair value of the asset to its carrying value. Fair value is determined based on a discounted cash flow analysis or appraised or estimated market values as appropriate.

Also included in leased assets are assets for which we received proceeds and transferred title to 19th Capital. Although we transferred title of these assets, we retained certain risks of ownership through a deferred payment stream associated with the ultimate disposition of the equipment at the end of the lease period. We deemed that this transaction did not qualify for sales treatment under ASC 840-20-40-3.  As a result, these assets were not removed from our balance sheet.  These assets are depreciated over the remainder of the lease or obligation to 19th Capital, whichever is shorter.  These units are evaluated for collectability of the remaining outstanding balance owed by 19th Capital.

Tires in Service

Replacement tires on tractors and trailers are included in tires in service and are amortized over 18 to 36 months.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016, 2015, and 2014

Goodwill

The consolidated balance sheets at June 30, 2016 and 2015 included goodwill of acquired businesses of approximately $62.5 million and $55.4 million respectively. Under ASC Topic 350-20 Intangibles – Goodwill and Other, goodwill is not amortized but is tested for impairment annually (or more often, if an event or circumstance indicates that an impairment loss has been incurred). On April 1, 2016, we completed our most recent impairment test for the fiscal year and concluded that there was no indication of impairment.

Insurance Reserves

The primary claims arising for us consist of cargo liability, personal injury, property damage, collision and comprehensive, workers' compensation, and employee medical expenses. We maintain self-insurance levels for these various areas of risk and have established reserves to cover these self-insured liabilities. We also maintain insurance to cover exposures in excess of these self-insurance amounts. Claims reserves represent accruals for the estimated uninsured portion of reported claims, including adverse development of reported claims, as well as estimates of incurred but not reported claims. Reported claims and related loss reserves are estimated by third party administrators, and we refer to these estimates in establishing our reserves. Claims incurred but not reported are estimated based on our historical experience and industry trends, which are continually monitored, and accruals are adjusted when warranted by changes in facts and circumstances. In establishing our reserves we take into account and estimate various factors, including, but not limited to, assumptions concerning the nature and severity of the claim, the effect of the jurisdiction on any award or settlement, the length of time until ultimate resolution, inflation rates in health care, and in general interest rates, legal expenses, and other factors. Our actual experience may be different than our estimates, sometimes significantly. Changes in assumptions as well as changes in actual experience could cause these estimates to change. Insurance and claims expense will vary from period to period based on the severity and frequency of claims incurred in a given period.  The administrative expenses associated with these reserves are expensed when incurred.

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources, are recorded when it is probable that a liability has been incurred and the amount of the assessment, loss and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Revenue Recognition

Freight revenue, fuel surcharge and related direct costs are recognized on the date freight is delivered to the customer and collectability is reasonably assured. Prior to commencement of shipment, the Company's subsidiaries will negotiate an agreed upon price for services to be rendered. Driver wages and other direct operating expenses are recognized when freight is delivered.

The Company recognizes operating lease revenue from leasing tractors and related equipment to independent contractors as a component of freight revenue in the consolidated statements of operations. Operating lease revenue from rental operations is recognized as payments come due and collectability of the minimum lease payments is reasonably assured. Revenue from our asset-light segment is recognized upon completion of the services provided. Rent and purchased transportation expense for transportation costs we pay to the third-party provider are recognized upon completion of services provided.

Advertising

Advertising costs are expensed as incurred by the Company. Advertising expense primarily consists of recruiting for new drivers.  Advertising expenses for fiscal 2016, 2015, and 2014 were $6.6 million, $5.2 million, and $3.2 million, respectively, and are included in salaries, wages, and employee benefits and other operating expenses in the consolidated statements of operations.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016, 2015, and 2014

Income Taxes

Deferred income taxes are recognized for tax loss and credit carryforwards and the future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting, based on enacted tax laws and rates. Federal income taxes are provided on the portion of the income of foreign subsidiaries that is expected to be remitted to the United States.

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

Accounting for Derivatives

In previous years, the Company has had derivative financial instruments in place to reduce currency exposure for the Mexican peso and the Canadian dollar and currently has derivative financial instruments in place to reduce exposure to fuel price fluctuations.  Derivative gains/(losses), initially reported as a component of other comprehensive income with an offset to accrued liabilities or other assets, are reclassified to earnings in the period when the forecasted transaction affects earnings. ASC Topic 815, Derivatives and Hedging, requires that all derivative instruments be recorded on the balance sheet at their respective fair values.

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

Business Combinations

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

Recent Accounting Pronouncements

In August 2015, the Financial Accounting Standards Board ("the FASB") issued ASU No. 2015-14 deferring the effective date of ASU No. 2014-09, "Revenue from Contracts with Customers" (ASC Topic 606): ("ASU 2014-09"), which requires the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will affect any organization that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2017, and early adoption is permitted. The Company is continuing to evaluate the new guidance and plans to provide additional information about its expected financial impact at a future date.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016, 2015, and 2014

In November 2015, the FASB issued ASU No. 2015-17 "Income Taxes"(ASC Topic 740), to simplify the presentation of deferred income taxes. The guidance in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  This guidance will affect any entity that presents a classified statement of financial position. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016, and early adoption is permitted. The Company has early adopted this update.  Adoption of this update impacted our consolidated balance sheet by reclassifying current deferred tax assets of approximately $5 million and $7 million to offset our long term deferred tax liabilities for the fiscal 2016 and fiscal 2015 periods respectively.

In February 2016, the FASB issued ASU No. 2016-02 "Leases"(ASC Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance will affect any entity that enters into a lease. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2018, and early adoption is permitted. The Company is continuing to evaluate the new guidance and plans to provide additional information about its expected financial impact at a future date.

In March 2016, the FASB issued ASU No. 2016-09 "Compensation - Stock Compensation"(ASC Topic 718), to simplify various aspects of accounting for stock-based compensation, including income tax consequences, classification of awards as equity or liability, as well as classification of activities within the statement of cash flows. This guidance will affect any entity that issues share-based payment awards to their employees. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016, and early adoption is permitted. The Company is continuing to evaluate the new guidance and plans to provide additional information about its expected financial impact at a future date.

(2)	PROPERTY, EQUIPMENT, AND LEASES

Property and equipment as of June 30, 2016 and 2015, respectively, consists of the following (in thousands):

	2016	2015
Revenue equipment owned	$257,782	$325,859
Revenue equipment under capital leases	352,910	478,606
Furniture and office equipment	17,648	12,516
Land and buildings	142,586	112,533
Service equipment	4,144	2,345
Leasehold improvements	4,086	4,117
	779,156	935,976
Accumulated depreciation and amortization	142,423	147,446
	$636,733	$788,530

Included in accumulated depreciation and amortization was $50.9 million and $54.8 million in 2016 and 2015, respectively, related to revenue equipment under capital leases.

In accordance with its policy, the Company reviews the estimated useful lives of its fixed assets on an ongoing basis. This review indicated that the actual lives of certain tractors and trailers were longer than the estimated useful lives used for depreciation purposes in the Company’s financial statements. As a result, effective October 1, 2015, the Company changed its estimates of the useful lives and salvage value of certain tractors and trailers to better reflect the estimated periods during which these assets will remain in service. The estimated useful lives of the tractors and trailers that previously were 3 years for tractors and 7 years for trailers were increased to 4 years for tractors and 10 years for trailers. The effect of this change in estimate was to reduce depreciation expense for the year ended June 30, 2016 by $7.0 million, increase net income by $4.5 million, and increase basic and diluted earnings per share by $0.16.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016, 2015, and 2014

(3)	LEASED EQUIPMENT

Leased revenue equipment as of June 30, 2016 consists of the following (in thousands):

2016
Tractors	92,378
Trailers	16,639
109,017
Accumulated depreciation	9,717
$99,300

Included in this balance is approximately $37 million of assets for which we received $30.0 million in proceeds from 19th Capital. Although we transferred title of these assets, we retained certain risks of ownership through a deferred payment stream associated with the ultimate disposition of the equipment at the end of the lease period. We deemed that this transaction did not qualify for sales treatment under ASC 840-20-40-3.  As a result, these assets were not removed from our balance sheet.

The majority of our leased assets would qualify for capital lease treatment under ASC 840, however due to the collectability of the minimum lease payments not being reasonably predictable we treat our leased assets as operating leases and record revenue upon collection of payment.  Due to the unpredictability of collections we are not able to reasonably estimate lease payment collections over the next five years.  Our tractor leases generally are up to 60 month term leases ranging from $2,000 to $4,000 in monthly payments with $0 to $70,000 residuals.  Upon default we may choose to re-lease the assets at new terms or dispose of the unit.

At June 30, 2016 this account consisted of approximately 1,300 tractors and 900 trailers.

(4)           LEASE OBLIGATIONS AND LONG-TERM DEBT

Lease Obligations

The Company leases certain revenue and service equipment under long-term lease agreements, payable in monthly installments.

Equipment obtained under a capital lease is reflected on the Company's consolidated balance sheet and the related leases bears interest at rates ranging from 1.6% to 3.6% per annum, maturing at various dates through 2022.

Assets held under operating leases are not recorded on the Company's consolidated balance sheet. The Company leases revenue and service equipment under non-cancellable operating leases expiring at various dates through 2023.

The Company leases warehouse and office space under non-cancellable operating leases expiring at various dates through 2019. Certain real estate leases contain renewal options.

Total rental expense under operating leases was as follows for 2016, 2015, and 2014 (in thousands):

	2016	2015	2014
Revenue and service equipment	$19,481	$9,109	$6,351
Office facilities and terminals	6,741	5,041	3,353
	$26,222	$14,150	$9,704

Future minimum lease payments relating to capital leases and to operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016, 2015, and 2014

Year ended June 30,	Capital Leases	Operating Leases
2017	$58,163	$25,788
2018	128,879	19,145
2019	39,891	8,079
2020	16,997	7,654
2021	9,885	5,168
Thereafter	65,813	9,072
Total minimum lease payments	$319,628	$74,906
Less amounts representing interest	20,848
Present value of minimum lease payments	$298,780
Less current maturities	51,397
Non-current portion	$247,383

The Company is obligated for lease residual value guarantees of $62.0 million, with $0 due in fiscal 2017. The guarantees are not included in the future minimum lease payments above. To the extent the expected equipment value at lease termination date is lower than the residual value guarantee; we would accrue for the difference over the remaining lease term.  As of June 30, 2016, the Company believes the expected equipment value at lease termination date is greater than the residual value guarantee.

During the second quarter of fiscal 2016, we converted capital leases pertaining to approximately 530 tractors to operating leases, which reduced our on balance sheet debt by $61.2 million.  Our future minimum lease payments relating to this agreement are $21.9 million and are included in the table above and go through June 2018.

During the fourth quarter of fiscal 2016, we completed a sale-leaseback transaction of approximately 4,700 trailers, which reduced our debt obligations by $69.2 million and resulted in a deferred gain of $1.2 million.  The purpose of the arrangement was to dispose of the units while providing enough time to turn in the units to the purchaser and minimally disrupt our operations. Of these trailers, we expect to refresh approximately 2,700, starting in the second half of calendar year 2017. The base lease term is twelve months and we are to pay a rental fee on each unit until turned in to the purchaser. Once the unit is turned in, we have no further obligation on the unit.  Our future minimum lease payments relating to this agreement are $5.7 million and included in the table above.

Debt

The Company had debt, excluding its line of credit, of $0.7 million at June 30, 2016, of which $0 is classified as current, compared to $1.8 million at June 30, 2015, of which $0.9 million was classified as current. Debt includes revenue equipment installment notes of $0.7 million with an average interest rate of 6.2 percent at June 30, 2016 due in monthly installments with final maturities at various dates through June 2019.

Line of Credit

In December 2010, the Company entered into a five-year revolving credit facility agented by Bank of America, N.A. The facility refinanced our previous credit facility and provides for our ongoing working capital needs and other general corporate purposes. Bank of America, N.A. serves as the lead agent in the facility and Wells Fargo Bank, N.A. also participates in the new facility. In December 2014, we increased our credit facility and extended the maturity. The facility permits borrowings up to a maximum of $300.0 million and expires December 2019. The applicable interest rate under this agreement is based on either a base rate, equal to Bank of America, N.A.'s prime rate or LIBOR, plus an applicable margin between 0.825% and 1.45% that is adjusted quarterly based on our lease adjusted total debt to EBITDAR ratio. At June 30, 2016, the credit facility had an outstanding balance of $151.4 million and $3.2 million utilized for letters of credit compared to an outstanding balance of $132.4 million and $1.7 million utilized for letters of credit as of June 30, 2015. The facility is collateralized by the assets of all the U.S. and Canadian subsidiaries of the Company. The Company is obligated to comply with certain financial covenants under the credit agreement and the Company was in compliance with these covenants at June 30, 2016.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016, 2015, and 2014

(5)           EMPLOYEE BENEFIT PLANS

401(k) Profit Sharing Plan

The Company has a 401(k) profit sharing plan, which permits U.S. employees of the Company to contribute up to 50% of their annual compensation, up to certain Internal Revenue Service limits, on a pretax basis. The contributions made by each employee are fully vested immediately and are not subject to forfeiture. The Company makes a discretionary matching contribution of up to 50% of the employee's contribution up to 5% of their annual compensation. Employees vest in the Company's contribution to the plan at the rate of 20% per year from the date of employment anniversary. Contributions made by the Company during fiscal 2016, 2015, and 2014 amounted to $415,000, $358,000, and $278,000, respectively.

(6)	STOCK PLANS

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based upon the grant-date fair value of the awards.

In January 2006, stockholders approved the 2006 Omnibus Incentive Plan ("2006 Plan") that provides various alternatives to compensate the Company's key employees. The 2006 Plan utilizes stock options, restricted stock grants, and stock appreciation rights. The 2006 Plan through its November 2008 and December 2013 amendments has authorized a total of 3,437,500 shares for grant.  The Company granted restricted stock grants covering 441,642 shares in fiscal 2016, 181,894 shares in fiscal 2015, and 148,500 shares in fiscal 2014.  As of June 30, 2016, the Company is authorized to grant an additional 200,629 shares.

The total compensation cost that has been recorded for such stock-based awards was an expense of $2.9 million in fiscal 2016, $2.8 million in fiscal 2015, and $2.1 million in fiscal 2014. The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was $0.9 million in fiscal 2016, $1.9 million in fiscal 2015, and $1.1 million in fiscal 2014.

A summary of the activity of the Company's stock option plans as of June 30, 2016, 2015, and 2014 and changes during the fiscal years then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at June 30, 2013	1,148,790	$10.76	4.1	$8,606,841
Granted	---	---
Forfeited or expired	(8,500)	$13.88
Exercised	(235,192)	$12.60
Outstanding at June 30, 2014	905,098	$10.25	3.5	$10,018,958
Granted	---	---
Forfeited or expired	---	---
Exercised	(609,309)	$10.63
Outstanding at June 30, 2015	295,789	$9.47	2.6	$3,316,030
Granted	---	---
Forfeited or expired	(5,670)	$12.81
Exercised	(14,950)	$11.33
Outstanding at June 30, 2016	275,169	$9.30	1.7	$(310,740)
Exercisable at June 30, 2016	275,169	$9.30	1.7	$(310,740)

The total intrinsic value of options exercised during fiscal 2016, 2015, and 2014 was $0.1 million, $8.4 million, and $1.9 million, respectively.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016, 2015, and 2014

Restricted Shares

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at June 30, 2013	355,963	$15.75
Granted	148,500	$22.13
Forfeited	(16,975)	$13.49
Vested	(130,783)	$14.75
Unvested at June 30, 2014	356,705	$18.88
Granted	181,894	$22.75
Forfeited	(8,784)	$18.85
Vested	(133,449)	$17.53
Unvested at June 30, 2015	396,366	$21.13
Granted	441,642	$8.03
Forfeited	(83,749)	$21.14
Vested	(152,465)	$17.14
Unvested at June 30, 2016	601,794	$11.92

Restricted shares have been granted to employees subject to achievement of certain time-based targets and vest evenly over a four or five-year period, commencing with the first anniversary of the grant date.

As of June 30, 2016, we had $5.9 million of total unrecognized compensation expense related to restricted shares that is expected to be recognized over the remaining weighted average period of approximately 3.1 years.

(7)	STOCK REPURCHASE PROGRAMS

On August 25, 2010, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company is authorized to repurchase up to 2,000,000 shares of our common stock. The Company has not repurchased any shares of the Company's common stock under this program.

(8)           EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators used in computing earnings per share (in thousands except per share amounts):

	2016	2015	2014

Net income	$24,844	$37,217	$30,681
Basic earnings per share:
Weighted - average number of common shares outstanding	27,507	23,844	23,014
Basic earnings per share	$0.90	$1.56	$1.33
Diluted earnings per share:
Weighted - average number of common shares outstanding	27,507	23,844	23,014
Effect of stock options and other incremental shares	574	627	741
Weighted-average number of common shares outstanding – diluted	28,081	24,471	23,755
Diluted earnings per share	$0.88	$1.52	$1.29

(9)           COMMITMENTS AND CONTINGENCIES

The Company is party to certain lawsuits in the ordinary course of business. We are not currently party to any proceedings which we believe will have a material adverse effect on our consolidated financial position or operations. The Company's subsidiary has been named as the defendant in Wilmoth et al. v. Celadon Trucking Services, Inc., a class action proceeding. A summary judgment was granted in favor of the plaintiffs. We have appealed this judgment. We believe that we will be successful on appeal, but it is also reasonably possible the judgment will be upheld. We estimate the possible range of financial exposure associated with this claim to be between $0 and approximately $5.9 million. We currently do not have a contingency reserved for this claim, but will continue to monitor its progress to determine if a reserve is necessary in the future.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016, 2015, and 2014

We had also been named as the defendant in in Day et al. v. Celadon Trucking Services, Inc., a second class action proceeding. A judgment was granted in favor of the plaintiffs. We appealed this judgment, but the judgment was subsequently upheld. The estimated damages of $2.4 million were fully reserved at June 30, 2016.

We have planned commitments to add $24 million of tractor operating leases over the next twelve months as of June 30, 2016.  Generally, our purchase orders do not become firm commitment orders for which we are irrevocably obligated until shortly before purchase. We may also choose to adjust the timing of our purchases based on performance of existing equipment throughout the year.  Our plans to purchase equipment are reevaluated on a quarter-by-quarter basis. As of June 30, 2016, the Company had outstanding planned purchase commitments of approximately $41 million to $44 million for facilities and land. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

Standby letters of credit, not reflected in the accompanying consolidated financial statements, aggregated approximately $3.2 million at June 30, 2016. In addition, at June 30, 2016, 500,000 treasury shares were held in a trust as collateral for self-insurance reserves.

(10)           INCOME TAXES

The income tax provision for operations in fiscal 2016, 2015, and 2014, consisted of the following (in thousands):

	2016	2015	2014
Current:
Federal	$2,692	$(7,476)	$12,958
State and local	123	(2,634)	1,013
Foreign	2,490	(1,636)	509
Total current	$5,305	$(11,746)	$14,480
Deferred:
Federal	6,892	21,869	3,703
State and local	601	3,807	576
Foreign	766	6,715	931
Total deferred	8,259	32,391	5,210
Total	$13,564	$20,645	$19,690

No benefit or expense has been recognized for U.S. federal income taxes on current undistributed earnings of foreign subsidiaries of approximately $8.6 million, $10.9 million, and $3.8 million at June 30, 2016, 2015, and 2014, respectively.  This exception is allowable under ASC 740-30-50-2.

The Company's income tax expense in fiscal 2016, 2015, and 2014 varies from the statutory federal tax rate of 35% applied to income before income taxes as follows (in thousands):

	2016	2015	2014

Computed "expected" income tax expense	$13,443	$20,255	$17,630
State taxes, net of federal benefit	391	763	1,033
Non-deductible expenses	1,002	818	1,705
Foreign tax rate differential	(861)	(479)	(383)
Other, net	(411)	(712)	(295)
Actual income tax expense	$13,564	$20,645	$19,690

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016, 2015, and 2014

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2016 and 2015 consisted of the following (in thousands):

	2016	2015
Deferred tax assets:
Net Operating Loss Carry Forwards	$39,111	$0
Insurance reserves	5,446	4,328
Accrued Expenses Not Deductible Until Paid	4,028	0
Deferred equity compensation	891	862
Other	228	5,195
Total deferred tax assets	$49,704	$10,385

Deferred tax liabilities:
Property and equipment	$(149,339)	$(104,186)
Goodwill	(6,357)	(4,442)
Other	(3,146)	(2,920)
Total deferred tax liabilities	$(158,842)	$(111,548)

Total net deferred tax liabilities	$(109,138)	$(101,163)

As of June 30, 2016, the Company had operating loss carryforwards for income tax purposes of approximately $120 million, which have expiration dates in 2034 and after.

As of June 30, 2016 and June 30, 2015, the Company recorded a $0.5 million income tax liability for unrecognized tax benefits, a portion of which represents penalties and interest.  The only periods subject to examination for our federal returns are the 2012, 2013, and 2014 tax years.

(11)	SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

We have three reportable segments comprised of an asset-based segment, an asset-light based segment, and an equipment leasing and services segment. Our asset-based segment includes our asset-based dry van carrier and rail services, which are geographically diversified but have similar economic and other relevant characteristics, as they all provide truckload carrier services of general commodities to a similar class of customers. Our asset-light based segment consists of our warehousing, brokerage, and less-than-truckload ("LTL") operations. Our third segment is being presented separately for the first time in the June 30, 2016 fiscal year due to increased focus by management on this segment as a major focal point of our business.  Our equipment leasing and services segment consists primarily of leasing activities with independent contractors and other trucking fleets. This segment also includes revenues from insurance, maintenance, and other ancillary services that we provide for, or make available to, independent contractors.  In previous fiscal years our equipment leasing and services segment was included within our asset-based segment.  Results of the equipment leasing and services segment prior to the current fiscal year are impracticable to determine due to the way we had costs integrated with our asset-based segment. We have determined that these segments qualify as reportable segments under ASC 280-10, Segment Reporting. Information regarding our reportable segments is summarized below (in thousands):

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016, 2015, and 2014

	Fiscal Year Ended June 30, (Dollars in thousands)
	2016	2015	2014

Total revenues
Asset-based	$910,569	$810,208	$706,726
Asset-light	126,900	90,548	52,585
Equipment leasing and services	27,887	---	---
	1,065,356	900,756	759,311
Operating income
Asset-based	31,235	54,824	34,179
Asset-light	12,782	10,961	5,255
Equipment leasing and services	8,189	---	---
	52,206	65,785	39,434
Depreciation and amortization
Asset-based	73,797	75,317	64,579
Asset-light	---	---	---
Equipment leasing and services	5,758	---	---
	79,555	75,317	64,579
Gain on disposition of equipment
Asset-based	---	(23,619)	(6,736)
Equipment leasing and services	(22,395)	---	---
	(22,395)	(23,619)	(6,736)
Income before taxes
Asset-based	18,402	51,474	29,121
Asset-light	12,525	6,388	21,250
Equipment leasing and services	7,481	---	---
	38,408	57,862	50,371
Goodwill
Asset-based	61,083	53,989	21,442
Asset-light	1,368	1,368	1,368
Equipment leasing and services	---	---	---
	62,451	55,357	22,810
Total assets
Asset-based	935,234	1,160,550	684,548
Asset-light	10,977	8,056	6,267
Equipment leasing and services	157,079	---	---
	1,103,290	1,168,606	690,815

The Company allocates total revenue based on the country of origin of the tractor hauling the freight.  Information as to the Company's operations by geographic area for fiscal years 2016, 2015, and 2014 is summarized below (in thousands):

	2016	2015	2014
Total revenue:
United States	$941,115	$753,208	$609,512
Canada	82,918	102,106	115,678
Mexico	41,323	45,442	34,121
Total	$1,065,356	$900,756	$759,311

Long-lived assets:
United States	$757,198	$756,393	$439,043
Canada	58,414	76,025	65,719
Mexico	32,070	25,100	18,868
Total	$847,682	$857,518	$523,630

No customer accounted for more than 10% of the Company's total revenue during its three most recent fiscal years.

(12)           FAIR VALUE MEASUREMENTS

ASC 820-10 Fair Value Measurement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This standard establishes a three-level hierarchy for fair value measurements based upon the significant inputs used to determine fair value. Observable inputs are those which are obtained from market participants external to the Company while unobservable inputs are generally developed internally, utilizing management's estimates assumptions, and specific knowledge of the nature of the assets or liabilities and related markets. The three levels are defined as follows:

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016, 2015, and 2014

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value as of June 30, 2016 and June 30, 2015 (in thousands).
	Total		Level 1		Level 2		Level 3
	Balance at June 30, 2016	Balance at June 30, 2015	Balance at June 30, 2016	Balance at June 30, 2015	Balance at June 30, 2016	Balance at June 30, 2015	Balance at June 30, 2016	Balance at June 30, 2015

Fuel derivatives	(95)	---	---	---	(95)	---	---	---

Our other financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, long term debt, and capital lease obligations.  At June 30, 2016, the fair values of these instruments were approximated by their carrying values.

(13)           FUEL DERIVATIVES

In our day-to-day business activities we are exposed to certain market risks, including the effects of changes in fuel prices. We review new ways to reduce the potentially adverse effects that the volatility of fuel markets may have on operating results. In an effort to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we may enter into futures contracts. These instruments will be Gulf Coast Diesel futures contracts as the related index, New York Mercantile Exchange ("NYMEX"), generally exhibits high correlation with the changes in the dollars of the forecasted purchase of diesel fuel. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

We have entered into futures contracts relating to 3,906,000 total gallons of diesel fuel, or 300,000 gallons per month for July 2016 through July 2017, approximately 8.9% of our monthly projected fuel requirements through July 2017.  Under these contracts, we pay a fixed rate per gallon of Gulf Coast Diesel and receive the monthly average price of New York Gulf Coast Diesel per the NYMEX. We have done retrospective and prospective regression analyses that showed the changes in the prices of diesel fuel and Gulf Coast Diesel were deemed to be highly effective based on the relevant authoritative guidance.  Accordingly, we have designated the respective hedges as cash flow hedges.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly.  If our analysis shows that the derivatives are not highly effective as hedges, we will discontinue hedge accounting for the period and prospectively recognize changes in the fair value of the derivative being recognized through earnings.  As a result of our effectiveness assessment at inception and at June 30, 2016, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

We recognize all derivative instruments at fair value on our consolidated balance sheets in other assets or other accrued expenses.  Our derivative instruments are designated as cash flow hedges, thus the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income and will be reclassified into earnings in the same period during which the hedged transactions affect earnings.  The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item.  To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in other income or expense on our consolidated statements of income.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016, 2015, and 2014

The amount recorded in accumulated other comprehensive income as of June 30, 2016 is $0.1 million of loss.  The accumulated other comprehensive income loss will fluctuate with changes in fuel prices.  Amounts ultimately recognized in the consolidated statements of income as fuel expense, due to the actual diesel fuel purchases, will depend on the fair value as of the date of settlement.

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties with which we have these agreements.  Our credit exposure related to these financial instruments is represented by the fair value of contracts reported as assets.  To evaluate credit risk, we review each counterparty's audited financial statements and credit ratings and obtain references.  Any credit valuation adjustments deemed necessary would be reflected in the fair value of the instrument.  As of June 30, 2016, we have not made any such adjustments.

(14)           SELECTED QUARTERLY DATA (Unaudited)

Summarized quarterly data for fiscal 2016 and 2015 follows (in thousands except per share amounts):

	Fiscal Year 2016
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

Total revenues	$266,121	$275,399	$259,574	$264,262
Operating expenses	244,949	261,320	248,043	258,838

Operating income	21,172	14,079	11,531	5,424
Other expense, net	3,252	3,779	3,632	3,135

Income before taxes	17,920	10,300	7,899	2,289
Income tax expense	6,553	3,685	2,660	666

Net income	11,367	6,615	$5,239	$1,623

Basic income per share	$0.41	$0.24	$0.19	$0.06
Diluted income per share	$0.41	$0.24	$0.19	$0.06

	Fiscal Year 2015
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

Total revenues	$193,416	$222,371	$231,702	$253,267
Operating expenses	179,948	206,802	216,374	231,846

Operating income	13,468	15,569	15,328	21,421
Other expense (income), net	1,092	1,969	2,066	2,797

Income before taxes	12,376	13,600	13,262	18,624
Income tax expense	4,329	5,057	4,670	6,589

Net income	$8,047	$8,543	$8,592	$12,035

Basic income per share	$0.35	$0.37	$0.37	$0.48
Diluted income per share	$0.34	$0.36	$0.36	$0.47

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016, 2015, and 2014

(15)           ACQUISITIONS

Immaterial acquisitions for the year ended June 30, 2016

In July 2015, we acquired certain assets of Buckler Transport, Inc. ("Buckler") in Roulette, PA, for $15.4 million. The assets acquired include tractors and trailers that we intend to operate in the short term. We used borrowings under our existing credit facility to fund the purchase price. The purposes of the acquisition were to continue service to Buckler customers and to diversify into the hot asphalt and fracking industry.

In November 2015, we acquired certain assets of Distribution, Inc. dba FTL, Inc. ("FTL") in Clackamas, OR, for $5.4 million. The assets acquired include tractors and trailers that we intend to operate in the short term. We used borrowings under our existing credit facility to fund the purchase price. The purpose of the acquisition was to continue dry-van service for the FTL customers.

The two acquisitions above were determined to be immaterial individually and in the aggregate.

Material acquisitions for the year ended June 30, 2015

In October 2014, we acquired the outstanding membership interests of A&S Services Group, LLC ("A&S") in New Freedom, PA for $55.0 million. We acquired trade receivables and other current assets of $19.3 million, property and equipment of $79.2 million, identifiable intangible assets of $4.5 million, and goodwill of $10.2 million and assumed $52.2 million in debt including capital leases and $6.0 million of various other liabilities.  The property and equipment includes tractors, trailers, buildings, and land that we intend to operate for the foreseeable future. We used borrowings under our existing credit facility to fund the purchase price. The purposes of the acquisition were to offer employment opportunities to A&S drivers and continue dry-van, warehouse, and brokerage services for the A&S customers.

Results of the acquired business have been included in our consolidated financial statements since the date of acquisition.  The amount of revenue and earnings generated by A&S is impracticable to discern due to the way we integrated the acquired company since acquisition.

The following unaudited pro forma consolidated results of operations for the fiscal years ended June 30, 2016, 2015, and 2014 assume that the acquisition of A&S occurred as of July 1, 2013 (in thousands).

	(Unaudited)
	Years ended
	June 30, 2016	Jun 30, 2015	June 30, 2014
Total revenue	$1,065,356	$944,511	$868,537
Net income	$24,844	$37,650	$32,706

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

Immaterial acquisitions for the year ended June 30, 2015

In September 2014, we acquired certain assets of Furniture Row Express, LLC ("FRE") in Denver, CO for $10.0 million. We used borrowings under our existing credit facility to fund the purchase price. The purposes of the acquisition were to offer employment opportunities to FRE drivers and continue dry-van and temperature-controlled services for the FRE customers.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016, 2015, and 2014

In December 2014, we acquired the stock of Bee Line, Inc. ("Bee Line") in Ottoville, OH for $4.5 million. We used borrowings under our existing credit facility to fund the purchase price. The purposes of the acquisition were to offer employment opportunities to Bee Line drivers and continue dry-van services for the Bee Line customers.

In January 2015, we acquired the stock of Taylor Express, Inc. ("Taylor") in Hope Mills, NC for $50.6 million. The purposes of the acquisition were to offer employment opportunities to Taylor drivers and continue dry-van and dry bulk services for the Taylor customers. The recorded amounts of assets acquired in this transaction are subject to change upon the finalization of our determination of acquisition date fair values.

The three acquisitions above were determined to be immaterial individually and in the aggregate.

The assets and liabilities acquired were recorded at fair value at the time of acquisition. The goodwill recorded for each acquisition relates to anticipated future cash flows and operating efficiencies.

(16)           GOODWILL AND OTHER INTANGIBLE ASSETS

The intangible assets relate to customer relations and trade names acquired through acquisitions in fiscal 2015.  All acquired intangible assets relate to our asset-based business. The intangible assets acquired will be amortized on a straight-line basis through 2041 (dollar amounts below in thousands).

		Intangibles
	June 30, 2015	Current year Additions	June 30, 2016
Gross carrying amount	$8,096	---	$8,096
Amortization	1,048	$162	1,210
Net carrying amount	$7,048	$162	$6,886

The following table summarizes goodwill (in thousands):

		Goodwill
	June 30, 2015	Current year additions	June 30, 2016
Asset-based	$53,989	$7,094	$61,083
Asset-light	1,368	---	1,368
Total Goodwill	$55,357	$7,094	$62,451

The additions to goodwill mostly relate to the Buckler and FTL acquisitions of $3.4 million and $3.0 million, respectively.  Another $0.7 million of additions are goodwill adjustments related to previously disclosed acquisitions.  The Buckler and FTL related goodwill are tax deductible.

(17)           UNCONSOLIDATED RELATED-PARTY INVESTMENTS

19th Capital was established with capital contributions from us (33.33%) and Tiger ELS, LLC ("Tiger") (66.67%), an entity controlled by Larsen MacColl Partners, an unaffiliated investment firm, in exchange for Class A Interests. We account for our investment in 19th Capital under the equity method of accounting.  As of June 30, 2016, we had invested $2.0 million of the total capital contributions and recorded $0.3 million of investment income.  In addition to the Company’s ownership, certain members of Celadon’s management own a membership interest in 19th Capital, issued in the form of Class B Interests, which begin to participate in equity value after 100% of the capital invested in 19th Capital, plus a preferred return of 12% per annum, has been returned to the holders of the Class A Interests. Celadon and Celadon’s management, on a combined basis, have a minority interest in 19th Capital.

In late September 2015, the Quality Companies entered into a Portfolio Purchase and Sale Agreement, a Fleet Program Agreement, a Service Agreement, and a Program Agreement with 19th Capital. Under the Portfolio Purchase and Sale Agreement, 19th Capital purchased portfolios of Quality's independent contractor leases and associated assets. The net sales proceeds of units total $58.8 million for the year ended June 30, 2016. The net gain as a result of these transactions was $2.3 million.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016, 2015, and 2014

Under the Program Agreement, 19th Capital will finance the renewal and expansion of transportation assets operated by independent lessees. Under related agreements, Quality will provide administrative and servicing support for 19th Capital’s lease and financing portfolio, certain driver recruiting, lease payment remittance, maintenance, and insurance services. The Company records deferred leasing revenue related to its servicing of the lease payments and driver recruiting services in the liabilities section of the balance sheet and amortizes the deferred leasing revenue over the expected life of the lease or until 19th Capital disposes of the asset. The Company has $2.2 million of deferred leasing revenue related to these transactions on the consolidated balance sheet as of June 30, 2016.  The Company has a receivable from 19th Capital of $0.8 million for the servicing of 19th Capital owned assets under lease.  Additionally we have collected $2.6 million of lease payments as of June 30, 2016 that we owe to 19th Capital and are recorded on our consolidated balance sheet as an accrual.

In a separate transaction we received $30.0 million in net proceeds from the disposition of leased equipment, with a book value of approximately $37.7 million. Although we transferred title of these assets, we retained certain risks of ownership through a deferred payment stream associated with the ultimate disposition of the equipment at the end of the lease period. We deemed that this transaction did not qualify for sales treatment under ASC 840-20-40-3.  As a result, these assets were not removed from our balance sheet, but were reclassified to leased assets, as we retain approximately 20% of the net asset value. We recorded a liability of $30.0 million with the current portion in other accrued liabilities and the long term portion under other liabilities that will pay down over an estimated period of 49 months as lease payments from owner operators are collected and remitted to 19th Capital.

(18)           EQUIPMENT LEASING AND SERVICES SEGMENT

We routinely enter into leases with independent contractors which we classify and record as operating leases.  From time to time we will assign these leases and sell the underlying assets to third party financing companies. Total net proceeds and net gain as a result of these transactions during the year ended June 30, 2016 was $328.6 million and $22.4 million, respectively, compared to $329.0 million and $21.5 million during the year ended June 30, 2015. Total net proceeds and net gains are inclusive of the amounts recorded from 19th Capital as mentioned in note 17. The majority of the net proceeds and net gains are from the equipment we routinely sell to Element Financial Corp. ("Element") under our agreement with Element for use by independent contractors. The $8.2 million of net operating income reported under the equipment leasing and services segment for the year ended June 30, 2016 includes $22.4 million in gains recorded on a net basis for such period, less operating expenses associated with this segment.

We have recorded leased revenue equipment held for resale on our consolidated balance sheet of $24.9 million.  These assets are current under lease with and independent contractor or fleet and our equipment leasing and services segment has a plan to sell these leased assets in their current condition to a third party financing part and are currently marketing these units at a reasonable price compared to their fair value.  The sale of these units is probable within one year.

We have recorded equipment held for resale of $44.9 million on our consolidated balance sheet.  These units are not currently operating in the Celadon fleet, nor are they under a current lease with an independent contractor or fleet.  Our equipment leasing and services segment plans to sell these assets in their current condition to a third party purchaser and is currently marketing these units at a reasonable price compared to their fair value.  The sale is probable within one year.

We have recorded leased equipment on our consolidated balance sheet of $99.3 million.  Our leasing and services segment leases this equipment to independent contractors and fleets.  Assets in this balance that were previously classified as a current asset have changed classification due to a change in relationships with our third party leasing providers.  We have reevaluated this equipment and no longer believe it is probable that those assets will be sold within the next year.  Included in this balance is approximately $37 million of assets for which we received $30.0 million in proceeds from 19th Capital. Although we transferred title of these assets, we retained certain risks of ownership through a deferred payment stream associated with the ultimate disposition of the equipment at the end of the lease period. We deemed that this transaction did not qualify for sales treatment under ASC 840-20-40-3.  As a result, these assets were not removed from our balance sheet.  The remainder of the assets are currently under lease with an independent contractor or fleet or are open to be leased to an independent contractor or fleet.

We have recorded in our assets on our consolidated balance sheet an amount that represents advances made to Element relating to our Lease Shortfall Advance arrangement.  These advances are for shortfalls between the required lease payments and the amount actually collected from the independent contractor or fleet.  Element is required to reimburse us for Lease Shortfall Advance payments and, accordingly, we have accounted for the related receivable under other assets on our consolidated balance sheet, in the amount of $31.9 million as of June 30, 2016.

CELADON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016, 2015, and 2014

We entered into a Letter Agreement Regarding Additional Reserve Account Contributions on December 29, 2015 with Element which makes us responsible for an additional $2.5 million of reserve funds to the extent that we are unable to recoup this amount from the reseating of trucks and sale proceeds for trucks pursuant to our agreements with Element.  We have evaluated this contingency under ASC 450 – Contingencies and determined that it is not probable that we will incur this amount at this time and therefore have not reserved this amount.

(19)           RECLASSIFICATION AND ADJUSTMENTS

Certain items in the fiscal 2015 and fiscal 2014 consolidated financial statements have been reclassified to conform to the current presentation.  The reclassifications had no impact on earnings.

(20)           SUBSEQUENT EVENT

On September 13, 2016, we signed an MOU with Quality's main third party financing provider, under which substantially all of Quality's tractors under management owned by such third party financing provider, 19th Capital, and Quality would be combined into 19th Capital as a joint venture.  Under the MOU, the joint venture would own all or substantially all of the 11,300 tractors under management by Quality that are currently owned by a combination of Quality, 19th Capital, and the financing provider.  The existing agreements with the third party financing provider would be terminated and replaced with definitive agreements contemplated by the MOU.

SCHEDULE II

CELADON GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS

Years ended June 30, 2016, 2015, and 2014

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period

Year ended June 30, 2014:
Allowance for doubtful accounts	$918,809	$100,000	$76,689	(a)	$942,120
Reserves for claims payable as self-insurer	$11,228,919	$14,892,657	$13,126,649	(b)	$12,994,927

Year ended June 30, 2015:
Allowance for doubtful accounts	$942,120	$240,116	$180,151	(a)	$1,002,085
Reserves for claims payable as self-insurer	$12,994,927	$22,371,877	$19,750,176	(b)	$15,616,628

Year ended June 30, 2016:
Allowance for doubtful accounts	$1,002,085	$819,949	$234,214	(a)	$1,587,820
Reserves for claims payable as self-insurer	$15,616,628	$27,604,344	$21,110,151	(b)	$22,110,821

(a)	Represents accounts receivable net write-offs.
(b)	Represents claims paid.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Based upon that Evaluation, our Certifying Officers have concluded that, as of June 30, 2016, the Company's disclosure controls and procedures are effective.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016, using criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In making this assessment management used the criteria set forth by COSO in Internal Control—Integrated Framework (1992). As permitted by SEC guidance, management excluded from its assessment the operations of the A&S and Taylor acquisitions made during fiscal 2015, which are described in note 15 of the consolidated financial statements.  The total assets of the entities acquired in these acquisition represents approximately 11.3% of the Company’s total consolidated assets, net of goodwill, as of June 30, 2016.  Based on this assessment, our management has concluded that as of June 30, 2016, our internal control over financial reporting is effective based on those criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of June 30, 2016 has been audited by BKD LLP, an independent registered public accounting firm, as stated in their attestation report.  See "Financial Statements and Supplementary Data" under Item 8 of this Annual Report on Form 10-K for BKD LLP's attestation report.

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

None.

PART III

Certain information required to be set forth in Part III of this report is incorporated by reference to our definitive Proxy Statement, which is expected to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. Only those sections of the definitive Proxy Statement which specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report included in the definitive Proxy Statement.

Item 10.                 Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2016 Annual Meeting of Stockholders.

Item 11.                 Executive Compensation

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2016 Annual Meeting of Stockholders.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2016 Annual Meeting of Stockholders. The following table provides certain information as of June 30, 2016, with respect to our compensation plans and other arrangements under which shares of our common stock are authorized for issuance.

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of June 30, 2016:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	876,963	$11.10	200,629

Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2016 Annual Meeting of Stockholders.

Item 14.                 Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2016 Annual Meeting of Stockholders.

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

10.10
First Amendment to Amended and Restated Credit Agreement, dated as of May 26, 2015, by and among Celadon Group, Inc., the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative Agent, Swing Line Lender, and L/C Issuer. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 27, 2015.)

10.11
Portfolio Purchase and Sale Agreement, dated as of September 28, 2015, by and among Quality Companies, LLC, Quality Equipment Leasing, LLC, and 19th Capital Group, LLC. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015.)

10.12
Fleet Program Agreement, dated as of September 28, 2015, by and among Quality Companies, LLC, Quality Equipment Leasing, LLC, and 19th Capital Group, LLC. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015.)

10.13
Service Agreement, dated as of September 28, 2015, by and among Quality Companies, LLC, Quality Equipment Leasing, LLC, and 19th Capital Group, LLC. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015.)

10.14
Program Agreement, dated as of September 28, 2015, by and among Quality Companies, LLC, Quality Equipment Leasing, LLC, and 19th Capital Group, LLC. (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015.)

10.15
Limited Liability Company Agreement of 19th Capital Group, LLC, dated as of August 27, 2015. (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015.)

10.16
Amended and Restated Program Agreement, dated November 14, 2014, by and among the Company, Quality Equipment Leasing, LLC, and Element Financial Corp. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 9, 2016.)

10.17
Amended and Restated Service Agreement, dated November 14, 2014, by and among the Company, Quality Equipment Leasing, LLC, and Element Financial Corp. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 9, 2016.)

10.18
Second Amended and Restated Service Agreement, dated September 28, 2015, by and among the Company, Quality Equipment Leasing, LLC, and Element Financial Corp. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 9, 2016.)

10.19
Letter Agreement, dated December 29, 2015, by and among the Company, Quality Equipment Leasing, LLC, and Element Financial Corp. (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 9, 2016.)

10.20
Third Amended and Restated Reserve Account Agreement dated March 23, 2016 by and among Celadon Group, Inc., Quality Equipment Leasing, LLC, and Element Financial Corp. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 10, 2016.)

10.21
Third Amended and Restated Service Agreement dated March 23, 2016 by and among Celadon Group, Inc., Quality Equipment Leasing, LLC, and Element Financial Corp. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 10, 2016.)

21	Subsidiaries. #
23.1	Consent of Independent Registered Public Accounting Firm – BKD LLP. #
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company's Chief Executive Officer. #
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Bobby L. Peavler, the Company's Chief Financial Officer. #
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company's Chief Executive Officer. #
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Bobby L. Peavler, the Company's Chief Financial Officer. #
101.INS	XBRL Instance Document #
101.SCH	XBRL Taxonomy Extension Schema Document #
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document #
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document #
101.LAB	XBRL Taxonomy Extension Label Linkbase Document #
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document #
_______________________
*	Management contract or compensatory plan or arrangement.
#	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this September 13, 2016.

Celadon Group, Inc.

By:	/s/ Paul A. Will
Paul A. Will Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. Will	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 13, 2016
Paul A. Will

/s/ Bobby L. Peavler	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer and Principal Accounting Officer)	September 13, 2016
Bobby L. Peavler

/s/ Michael Miller	Director	September 13, 2016
Michael Miller

/s/ Robert Long	Director	September 13, 2016
Robert Long

/s/ Catherine Langham	Director	September 13, 2016
Catherine Langham

/s/ Kenneth L. Buck, Jr.	Director	September 13, 2016
Kenneth L. Buck, Jr.

EXHIBIT INDEX
Exhibit Number	Description
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

10.10
First Amendment to Amended and Restated Credit Agreement, dated as of May 26, 2015, by and among Celadon Group, Inc., the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative Agent, Swing Line Lender, and L/C Issuer. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 27, 2015.)

10.11
Portfolio Purchase and Sale Agreement, dated as of September 28, 2015, by and among Quality Companies, LLC, Quality Equipment Leasing, LLC, and 19th Capital Group, LLC. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015.)

10.12
Fleet Program Agreement, dated as of September 28, 2015, by and among Quality Companies, LLC, Quality Equipment Leasing, LLC, and 19th Capital Group, LLC. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015.)

10.13
Service Agreement, dated as of September 28, 2015, by and among Quality Companies, LLC, Quality Equipment Leasing, LLC, and 19th Capital Group, LLC. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015.)

10.14
Program Agreement, dated as of September 28, 2015, by and among Quality Companies, LLC, Quality Equipment Leasing, LLC, and 19th Capital Group, LLC. (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015.)

10.15
Limited Liability Company Agreement of 19th Capital Group, LLC, dated as of August 27, 2015. (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015.)

10.16
Amended and Restated Program Agreement, dated November 14, 2014, by and among the Company, Quality Equipment Leasing, LLC, and Element Financial Corp. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 9, 2016.)

10.17
Amended and Restated Service Agreement, dated November 14, 2014, by and among the Company, Quality Equipment Leasing, LLC, and Element Financial Corp. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 9, 2016.)

10.18
Second Amended and Restated Service Agreement, dated September 28, 2015, by and among the Company, Quality Equipment Leasing, LLC, and Element Financial Corp. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 9, 2016.)

10.19
Letter Agreement, dated December 29, 2015, by and among the Company, Quality Equipment Leasing, LLC, and Element Financial Corp. (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 9, 2016.)

10.20
Third Amended and Restated Reserve Account Agreement dated March 23, 2016 by and among Celadon Group, Inc., Quality Equipment Leasing, LLC, and Element Financial Corp. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 10, 2016.)

10.21
Third Amended and Restated Service Agreement dated March 23, 2016 by and among Celadon Group, Inc., Quality Equipment Leasing, LLC, and Element Financial Corp. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 10, 2016.)

21	Subsidiaries. #
23.1	Consent of Independent Registered Public Accounting Firm – BKD LLP. #
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company's Chief Executive Officer. #
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Bobby L. Peavler, the Company's Chief Financial Officer. #
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company's Chief Executive Officer. #
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Bobby L. Peavler, the Company's Chief Financial Officer. #
101.INS	XBRL Instance Document #
101.SCH	XBRL Taxonomy Extension Schema Document #
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document #
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document #
101.LAB	XBRL Taxonomy Extension Label Linkbase Document #
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document #
_______________________
*	Management contract or compensatory plan or arrangement.
#	Filed herewith.