Form 10-Q
period 2016-09-30
CELADON GROUP INC
filed 2016-11-09
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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
Yes [  ]  No [X]

As of November 9, 2016 (the latest practicable date), 28,209,202 shares of the registrant's common stock, par value $0.033 per share, were outstanding.

CELADON GROUP, INC.

Index to

September 30, 2016 Form 10-Q

Index

PART I.	FINANCIAL INFORMATION

Item I.	Condensed Consolidated Financial Statements

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and shares in thousands except per share amounts)
(Unaudited)

	For the three months ended
	September 30,
	2016	2015
OPERATING REVENUE:
Freight revenue	$241,469	$237,812
Fuel surcharge revenue	23,571	28,309
Total revenue	265,040	266,121

OPERATING EXPENSES:
Salaries, wages, and employee benefits	82,807	81,478
Fuel	26,296	27,728
Purchased transportation	90,292	89,031
Revenue equipment rentals	9,467	2,222
Operations and maintenance	19,150	17,606
Insurance and claims	8,256	6,928
Depreciation and amortization	19,332	21,601
Communications and utilities	2,419	2,344
Operating taxes and licenses	4,449	4,971
General and other operating	5,143	4,282
Gain on disposition of equipment	(1,262)	(13,242)
Total operating expenses	266,349	244,949

Operating income (loss)	(1,309)	21,172

Interest expense	3,303	3,152
Other expense	54	100
Income from equity method investment	(131)	---
Income (loss) before income taxes	(4,535)	17,920
Income tax (benefit) expense	(1,683)	6,553
Net income (loss)	$(2,852)	$11,367

Income (loss) per common share:
Diluted	$(0.10)	$0.41
Basic	$(0.10)	$0.41

Diluted weighted average shares outstanding	27,616	27,966
Basic weighted average shares outstanding	27,616	27,453

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	For the three months ended
	September 30,
	2016	2015

Net income (loss)	$(2,852)	$11,367
Other comprehensive income (loss):
Unrealized gain (loss) on fuel derivative instruments, net of tax	116	(476)
Foreign currency translation adjustments, net of tax	(4,904)	(9,431)
Total other comprehensive loss	(4,788)	(9,907)
Comprehensive income (loss)	$(7,640)	$1,460

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

CELADON GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands except par value)

	(unaudited)
	September 30,	June 30,
ASSETS	2016	2016

Current assets:
Cash and cash equivalents	$6,020	$9,077
Trade receivables, net of allowance for doubtful accounts of $1,655 and $1,588 at September 30, 2016 and June 30, 2016, respectively	131,055	134,572
Prepaid expenses and other current assets	50,373	38,498
Tires in service	4,266	3,175
Leased revenue equipment held for sale	17,967	24,937
Revenue equipment held for sale	28,987	44,876
Income tax receivable	---	473
Total current assets	238,668	255,608
Property and equipment, net of accumulated depreciation and amortization of $152,384 and $142,423 at September 30, 2016 and June 30, 2016, respectively	628,916	636,733
Leased assets, net of accumulated depreciation and amortization of $15,704 and $9,717 at September 30, 2016 and June 30, 2016, respectively	111,487	99,300
Tires in service	4,244	3,603
Goodwill	62,451	62,451
Investment in unconsolidated companies	2,383	2,253
Other assets	46,607	43,342
Total assets	$1,094,756	$1,103,290

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$25,253	$26,499
Accrued salaries and benefits	17,428	17,090
Accrued insurance and claims	22,888	20,727
Accrued fuel expense	6,506	8,258
Accrued purchase transportation	18,600	22,046
Deferred leasing revenue and other related leasing liabilities	22,514	15,918
Other accrued expenses	25,812	29,560
Current maturities of capital lease obligations	65,983	51,397
Income taxes payable	237	---
Total current liabilities	205,221	191,495
Long term debt, net of current maturities	158,152	152,032
Capital lease obligations, net of current maturities	220,394	247,383
Other long term liabilities	30,699	22,227
Deferred income taxes	106,787	109,138
Stockholders' equity:
Common stock, $0.033 par value, authorized 40,000 shares; issued and outstanding 28,709 and 28,715 shares at September 30, 2016 and June 30, 2016	947	948
Treasury stock at cost; 500 shares at September 30, 2016 and June 30, 2016, respectively	(3,453)	(3,453)
Additional paid-in capital	199,257	198,576
Retained earnings	214,652	218,056
Accumulated other comprehensive loss	(37,900)	(33,112)
Total stockholders' equity	373,503	381,015
Total liabilities and stockholders' equity	$1,094,756	$1,103,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the three months ended
	September 30,
	2016	2015

Cash flows from operating activities:
Net income (loss)	$(2,852)	$11,367
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,340	21,730
Gain on sale of equipment	(1,262)	(13,242)
Deferred income taxes	(2,550)	4,005
Provision for doubtful accounts	145	144
Stock based compensation	680	747
Changes in assets and liabilities:
Trade receivables	3,179	(2,095)
Income tax receivable and payable	738	7,175
Tires in service	(1,741)	(773)
Prepaid expenses and other current assets	(13,544)	(11,735)
Other assets	(4,248)	(2,894)
Leased revenue equipment held for sale	(3,793)	(73,506)
Accounts payable and accrued expenses	(3,108)	36,270
Net cash used in operating activities	(9,016)	(22,807)

Cash flows from investing activities:
Purchase of property and equipment	(32,798)	(67,442)
Proceeds on sale of property and equipment	34,410	115,490
Investment in unconsolidated entity	---	(2,000)
Purchase of businesses, net of cash acquired	---	(12,604)
Net cash provided by investing activities	1,612	33,444

Cash flows from financing activities:
Proceeds from issuance of common stock	---	7
Proceeds from borrowings on long-term debt	136,650	303,520
Payments on bank borrowing on long-term debt	(132,316)	(275,138)
Proceeds from borrowings on other long-term liabilities	15,038	---
Payments on borrowings on other long-term liabilities	(1,790)	---
Dividends paid	(552)	(549)
Principal payments under capital lease obligations	(12,403)	(38,885)
Net cash (used in) provided by financing activities	4,627	(11,045)
Effect of exchange rates on cash and cash equivalents	(280)	553
Increase (Decrease) in cash and cash equivalents	(3,057)	145
Cash and cash equivalents at beginning of period	9,077	24,699
Cash and cash equivalents at end of period	$6,020	$24,844
Supplemental disclosure of cash flow information:
Interest paid	$3,296	$3,152
Income taxes paid	$97	$81
Lease obligation incurred in the purchase of equipment	---	$60,828

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

1.            Basis of Presentation

References in this Report on Form 10-Q to "we," "us," "our," "Celadon," the "Company," or similar terms refer to Celadon Group, Inc. and its consolidated subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of Celadon Group, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America and Regulation S-X, instructions to Form 10-Q, and other relevant rules and regulations of the Securities and Exchange Commission (the "SEC"), as applicable to the preparation and presentation of interim financial information. Certain information and footnote disclosures have been omitted or condensed pursuant to such rules and regulations. We believe all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations in interim periods are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2016.

The preparation of the financial statements in conformity with United States generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

2.             Earnings (Loss) Per Share

A reconciliation of the basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	For the three months ended
	September 30,
	2016	2015
Weighted average common shares outstanding – basic	27,616	27,453
Dilutive effect of stock options and unvested restricted stock units	---	513
Weighted average common shares outstanding – diluted	27,616	27,966

Net income (loss)	$(2,852)	$11,367
Earnings (loss) per common share:
Basic	$(0.10)	$0.41
Diluted	$(0.10)	$0.41

There were 869,275 and zero shares that were considered anti-dilutive for the three-month periods ended September 30, 2016 and September 30, 2015 respectively.

3.             Stock Based Compensation

The following table summarizes the components of our stock based compensation program expense (in thousands):

	For the three months ended
	September 30,
	2016	2015
Stock compensation expense for options, net of forfeitures	$0	$0
Stock compensation expense for restricted stock, net of forfeitures	680	747
Total stock compensation expense	$680	$747

As of September 30, 2016, we had no unrecognized compensation cost related to unvested options granted under our 2006 Omnibus Incentive Plan, as amended (the "2006 Plan").

Index

A summary of the award activity of our stock option plans as of September 30, 2016, and changes during the three-month period then ended is presented below:

Options	Options Totals	Weighted-Average Exercise Price per Share
Outstanding at July 1, 2016	275,169	$9.30
Granted	---	---
Vested and Issued	---	---
Forfeited	---	---
Outstanding at September 30, 2016	275,169	$9.30
Exercisable at September 30, 2016	275,169	$9.30

As of September 30, 2016, we also had approximately $5.2 million of unrecognized compensation expense related to restricted stock awards, which is anticipated to be recognized over a weighted-average period of 2.8 years and a total period of 3.3 years. A summary of the restricted stock award activity under the 2006 Plan as of September 30, 2016, and changes during the three-month period then ended is presented below:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value
Unvested at July 1, 2016	601,794	$11.92
Granted	---	---
Vested and Issued	1,750	$15.07
Forfeited	5,938	$8.20
Unvested at September 30, 2016	594,106	$11.95

The fair value of each restricted stock award is based on the closing market price on the date of grant. During fiscal 2016, the Company gave certain 2014 and 2015 Restricted Stock Grant (“RSG”) grantees the opportunity to enter into an alternative fixed cash compensation arrangement whereby the grantee would forfeit all rights to unvested RSG awards in exchange for a guaranteed quarterly payment for the remainder of the underlying RSG term. This alternative arrangement is subject to continued service to the Company or one of its subsidiaries. These fixed payments will be accrued quarterly through January 2019.  Unearned compensation was not affected by this arrangement and forfeitures include 72,327 shares related to this arrangement. The Company offered this alternative arrangement to mitigate the volatility to earnings from stock price variance on the RSGs.

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

	Operating Revenue
	For the three months ended
	September 30,
	2016	2015
Asset-based	$223,242	$230,775
Asset-light based	31,654	30,584
Equipment leasing and services	10,144	4,762
Total	$265,040	$266,121

	Operating Income (Loss)
	For the three months ended
	September 30,
	2016	2015
Asset-based	$(2,009)	$7,383
Asset-light based	2,015	3,928
Equipment leasing and services	(1,315)	9,861
Total	$(1,309)	$21,172

Index

Information as to our operating revenue by geographic area is summarized below (in thousands). We allocate operating revenue based on the country of origin of the tractor hauling the freight:

	Operating Revenue
	For the three months ended
	September 30,
	2016	2015
United States	$233,824	$232,710
Canada	20,703	21,944
Mexico	10,513	11,467
Consolidated	$265,040	$266,121

No customer accounted for more than 10% of the Company's total revenue during the three months ended September 30, 2016 or September 30, 2015.

5.             Income Taxes

Our effective income tax rate was 37.1% for the three-month period ended September 30, 2016, compared with 36.6% for the three-month period ended September 30, 2015. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits. The change in the proportion of income from domestic and foreign sources affects our effective tax rate. Income tax expense also varies from the amount computed by applying the statutory federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Under this pay structure, drivers who meet the requirements and elect to receive per diem pay are generally required to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases our drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes.  As a result, salaries, wages, and employee benefits are slightly lower, and our effective income tax rate is higher than the statutory rate.  Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases because aggregate per diem pay becomes smaller in relation to pre-tax income.  Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to be paid under this pay structure.

We follow ASC Topic 740-10-25 in accounting for uncertainty in income taxes ("Topic 740"). Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We account for any uncertainty in income taxes by determining whether it is more likely than not that a tax position taken or expected to be taken in a tax return will be sustained upon examination by the appropriate taxing authority based on the technical merits of the position.  In that regard, we have analyzed filing positions in our federal and applicable state tax returns as well as in all open tax years.  The only periods subject to examination for our federal returns are the 2012 through 2014 tax years.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations, or cash flows.  As of September 30, 2016, we recorded a $0.5 million liability for unrecognized tax benefits, a portion of which represents penalties and interest.

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

We had also been named as the defendant in in Day et al. v. Celadon Trucking Services, Inc., a second class action proceeding. A judgment was granted in favor of the plaintiffs. We appealed this judgment, but the judgment was subsequently upheld. The estimated damages of $2.4 million were fully reserved in the June 30, 2016 fiscal quarter, which are still accrued for in other accrued expenses as of September 30, 2016.

We have planned commitments to add $20 million of tractor operating leases over the next twelve months as of September 30, 2016.  Generally, our purchase orders do not become firm commitment orders for which we are irrevocably obligated until shortly before purchase. We may also choose to adjust the timing of our purchases based on performance of existing equipment throughout the year.  Our plans to purchase equipment are reevaluated on a quarter-by-quarter basis. As of September 30, 2016, the Company had outstanding planned purchase commitments of approximately $23 million to $26 million for facilities and land. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

Index

Standby letters of credit, not reflected in the accompanying condensed consolidated financial statements, aggregated approximately $5.5 million at September 30, 2016. In addition, at September 30, 2016, 500,000 treasury shares were held in a trust as collateral for self-insurance reserves.

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

Future minimum lease payments relating to capital leases and operating leases as of September 30, 2016 (in thousands):

	Capital Leases	Operating Leases
2017	$72,380	$24,397
2018	121,485	16,668
2019	19,867	8,373
2020	19,032	7,183
2021	9,285	5,155
Thereafter	63,440	7,790
Total minimum lease payments	$305,489	$69,566
Less amounts representing interest	19,112
Present value of minimum lease payments	286,377
Less current maturities	65,983
Non-current portion	$220,394

Long-Term Debt

We had debt, excluding capital leases, of $158.2 million at September 30, 2016, of which $157.5 million relates to our credit facility. Debt includes revenue equipment installment notes of $0.7 million with an average interest rate of 6.32 percent at September 30, 2016, due in monthly installments with final maturities at various dates through 2019.

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

Index

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value as of September 30, 2016, and June 30, 2016 (in thousands).

			Level 1		Level 2		Level 3
	Balance	Balance	Balance	Balance	Balance	Balance	Balance	Balance
	at	at	at	at	at	at	at	at
	September	June	September	June	September	June	September	June
	30,	30,	30,	30,	30,	30,	30,	30,
	2016	2016	2016	2016	2016	2016	2016	2016
Fuel derivatives	48	(95)	---	---	48	(95)	---	---

Our other financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term debt, and capital lease obligations.  At September 30, 2016 the fair value of these instruments were approximated by their carrying values.

9.             Fuel Derivatives

In our day-to-day business activities we are exposed to certain market risks, including the effects of changes in fuel prices. We review ways to reduce the potentially adverse effects that the volatility of fuel markets may have on operating results. In an effort to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we may enter into futures contracts. These instruments will be Gulf Coast Diesel futures contracts as the related index, New York Mercantile Exchange (“NYMEX”), generally exhibits high correlation with the changes in the dollars of the forecasted purchase of diesel fuel. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

We have entered into futures contracts relating to 2,520,000 total gallons of diesel fuel, or an average of 252,000 gallons per month for October 2016 through July 2017, which is approximately 7.5% of our monthly projected fuel requirements through July 2017.   Under these contracts, we pay a fixed rate per gallon of Gulf Coast Diesel and receive the monthly average price of Gulf Coast Diesel per the NYMEX. We have done retrospective and prospective regression analyses that showed the changes in the prices of diesel fuel and Gulf Coast Diesel were deemed to be highly effective based on the relevant authoritative guidance.  Accordingly, we have designated the respective hedges as cash flow hedges.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly.  If our analysis shows that the derivatives are not highly effective as hedges, we will discontinue hedge accounting for the period and prospectively recognize changes in the fair value of the derivative being recognized through earnings.  As a result of our effectiveness assessment at inception and at September 30, 2016, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

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

The amount recorded in accumulated other comprehensive income as of September 30, 2016 is $0.1 million of gain.  The accumulated other comprehensive income loss will fluctuate with changes in fuel prices. Amounts ultimately recognized in the condensed consolidated statements of income as fuel expense, due to the actual diesel fuel purchases, will depend on the fair value as of the date of settlement.

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties with which we have these agreements.  Our credit exposure related to these financial instruments is represented by the fair value of contracts reported as assets.  To evaluate credit risk, we review each counterparty's audited financial statements and credit ratings and obtain references.  Any credit valuation adjustments deemed necessary would be reflected in the fair value of the instrument.  As of September 30, 2016, we had not made any such adjustments.

Index

10.          Dividend

On August 2, 2016, we declared a cash dividend of $0.02 per share of common stock.  The dividend was payable to shareholders of record on October 7, 2016, and was paid on October 21, 2016. Future payment of cash dividends, and the amount of any such dividends, will depend on our financial condition, results of operations, cash requirements, tax treatment, restrictions under our primary credit agreement, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

11.          Goodwill and Other Intangible Assets

The acquired intangible assets, included in the condensed consolidated balance sheet within other assets, relate to customer relations acquired through acquisition in fiscal 2015.  There have been no additions to intangible assets in fiscal 2017. All previously acquired intangibles relate to our asset-based business. The intangible assets are being amortized on a straight-line basis through 2041.

The following table summarizes intangible assets, included as a component of other assets in the accompanying condensed consolidated financial statements (in thousands):

	Intangible assets
	June 30, 2016	Current year changes	September 30, 2016
Gross carrying amount	$8,096	---	$8,096
Accumulated amortization	1,210	$138	1,348
	$6,886	$138	$6,748

The following table summarizes goodwill (in thousands).

	Goodwill
	June 30, 2016	Current year changes		September 30, 2016
Asset-based	$61,083	$	---	$61,083
Asset-light based	1,368		---	1,368
Total Goodwill	$62,451	$	---	$62,451

12.          Unconsolidated Related-party Investments

19th Capital Group, LLC (“19th Capital”) was established with capital contributions from us (33.33%) and Tiger ELS, LLC ("Tiger") (66.67%), an entity controlled by Larsen MacColl Partners, an unaffiliated investment firm, in exchange for Class A Interests. We account for our investment in 19th Capital under the equity method of accounting.  For the three months ended September 30, 2016, we had recorded $0.1 million of investment income.  In addition to the Company’s ownership, certain members of Celadon’s management own a membership interest in 19th Capital, in the form of Class B Interests, which begin to participate in equity value after 100% of the capital invested in 19th Capital, plus a preferred return of 12% per annum, has been returned to the holders of the Class A Interests. Celadon and Celadon’s management, on a combined basis, have a minority interest in 19th Capital.

In September 2015, our Quality Companies subsidiaries (“Quality” or “Quality Companies”) entered into a Portfolio Purchase and Sale Agreement, a Fleet Program Agreement, a Service Agreement, and a Program Agreement with 19th Capital. Under the Portfolio Purchase and Sale Agreement, 19th Capital purchased portfolios of Quality's independent contractor leases and associated assets. No sales have occurred during the three months ended September 30, 2016.

Under the Program Agreement, 19th Capital will finance the renewal and expansion of transportation assets operated by independent lessees. Under related agreements, Quality will provide administrative and servicing support for 19th Capital’s lease and financing portfolio, certain driver recruiting, lease payment remittance, maintenance, and insurance services. The Company records deferred leasing revenue related to its servicing of the lease payments and driver recruiting services in the liabilities section of the balance sheet and amortizes the deferred leasing revenue over the expected life of the lease or until 19th Capital disposes of the asset. The Company has $0.6 million of deferred leasing revenue related to these transactions on the consolidated balance sheet as of September 30, 2016.  The Company has a receivable from 19th Capital of $2.0 million for the servicing of 19th Capital owned assets under lease.  Additionally, we have collected $1.3 million of lease payments as of September 30, 2016 that we owe to 19th Capital and are recorded on our consolidated balance sheet as an accrual.

Index

In the first quarter of fiscal 2017, in a separate transaction we received $15.0 million in net proceeds from the disposition of leased equipment, with a book value of approximately $22.8 million. Upon completion of the underlying leases we are entitled to receive the remaining portion of the sales proceeds which is $7.8 million. Although we transferred title of these assets, we retained certain risks of ownership through a deferred payment stream associated with the ultimate disposition of the equipment at the end of the lease period. We deemed that this transaction did not qualify for sales treatment under ASC 840-20-40-3.  As a result, these assets were not removed from our balance sheet, but were reclassified to leased assets, as we retain approximately 34% of the net asset value. We originally recorded a liability of $15.0 million with the current portion in other deferred leasing revenue and other related lease liabilities and the long-term portion under other liabilities that will pay down over an estimated period of 39 months as lease payments from owner operators are collected and remitted to 19th Capital. As of September 30, 2016, we had $30.7 million of other long-term liabilities and $11.9 classified as current under deferred leasing revenue and other related lease liabilities. The other long-term liability and current portion are inclusive of a similar transaction from fiscal 2016.

13.           Equipment Leasing and Services Segment

We routinely enter into leases with independent contractors which we classify and record as operating leases.  From time to time we will assign these leases and sell the underlying assets to third party financing companies. In addition, we sell unleased assets in the used markets.  Total net proceeds and net gain as a result of these transactions during the three months ended September 30, 2016 were $52.6 million and $1.3 million, respectively, compared to $152.5 million and $12.9 million, respectively, during the three months ended September 30, 2015. During the three months ended September 30, 2016 the majority of the net proceeds and net gains are from the sale of unleased equipment in the used markets.  We had no sales of leased equipment to our third party financing provider, under our agreement with the provider, for use by independent contractors. The $1.3 million of net operating loss reported under the equipment leasing and services segment for the three months ended September 30, 2016 includes $1.3 million in gains recorded on a net basis for such period, less operating expenses associated with this segment.

We have recorded leased revenue equipment held for sale on our consolidated balance sheet of $18.0 million.  As of September 30, 2016, these assets were under lease with an independent contractor or fleet and our equipment leasing and services segment has a plan to sell these leased assets in their current condition to a third party purchaser and are currently marketing these units at a reasonable price compared to their fair value.  We believe the sale of these units is probable within one year.

We have recorded equipment held for sale of $29.0 million on our consolidated balance sheet.  These units are not currently operating in the Celadon fleet, nor are they under a current lease with an independent contractor or fleet.  Our equipment leasing and services segment plans to sell these assets in their current condition to a third party purchaser and is currently marketing these units at a reasonable price compared to their fair value.  We believe the sale of these units is probable within one year.

We have recorded leased equipment on our consolidated balance sheet of $111.5 million.  Our leasing and services segment leases this equipment to independent contractors and fleets.  Assets in this balance that were previously classified as a current asset have changed classification due to a change in relationships with our third party leasing providers.  Consistent with the June 30, 2016 quarter, we have reevaluated this equipment and no longer believe it is probable that these assets will be sold within the next year.  Included in this balance is approximately $59 million of assets for which we received $45.0 million in proceeds from 19th Capital. Although we transferred title of these assets, we retained certain risks of ownership through a deferred payment stream associated with the ultimate disposition of the equipment at the end of the lease period.  Upon completion of the underlying leases we are entitled to receive the remaining portion of the sales proceeds which is $15.4 million.  We deemed that this transaction did not qualify for sales treatment under ASC 840-20-40-3.  As a result, these assets were not removed from our balance sheet.  The remainder of the assets are currently under lease with an independent contractor or fleet or are open to be leased to an independent contractor or fleet.

We have recorded in assets on our consolidated balance sheet an amount that represents advances made to our third party financing provider relating to our lease shortfall advance arrangement.  These advances are for shortfalls between the required lease payments and the amount actually collected from the independent contractor or fleet.  The financing provider is required to reimburse us for these advances and, accordingly, we have accounted for the related receivable under other assets on our consolidated balance sheet, in the amount of $31.9 million as of September 30, 2016 and June 30, 2016.

We entered into a Letter Agreement Regarding Additional Reserve Account Contributions on December 29, 2015 with our third party financing provider which makes us responsible for an additional $2.5 million of reserve funds to the extent that we are unable to recoup this amount from the reseating of trucks and sale proceeds for trucks pursuant to our agreements with the financing provider.  We have evaluated this contingency under ASC 450 – Contingencies and believe that it is not probable that we will incur this amount at this time and, therefore, have not reserved this amount.

14.          Recent Accounting Pronouncements

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

Index

In November 2015, the FASB issued ASU No. 2015-17 "Income Taxes"(ASC Topic 740), to simplify the presentation of deferred income taxes. The guidance in this update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance will affect any entity that presents a classified statement of financial position. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016, and early adoption is permitted. The Company has early adopted this update. Adoption of this update impacted our consolidated balance sheet by reclassifying current deferred tax assets of approximately $5 million and $1 million to offset our long-term deferred tax liabilities for the fiscal 2016 and fiscal 2017 periods, respectively.

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

15.          Change in depreciable lives of property and equipment

In accordance with its policy, the Company reviews the estimated useful lives of its fixed assets on an ongoing basis. This review indicated that the actual lives of certain tractors and trailers were longer than the estimated useful lives used for depreciation purposes in the Company’s financial statements. As a result, effective October 1, 2015, the Company changed its estimates of the useful lives and salvage value of certain tractors and trailers to better reflect the estimated periods during which these assets will remain in service. The estimated useful lives of the tractors and trailers that previously were 3 years for tractors and 7 years for trailers were increased to 4 years for tractors and 10 years for trailers. The effect of this change in estimate was to reduce depreciation expense for the three months ended September 30, 2016 by $1.7 million, increase net income by $1.1 million, and increase basic and diluted earnings per share by $0.04.

Index

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Forward-Looking Statements

Except for certain historical information contained herein, this report contains certain statements that may be considered "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of revenues, earnings, cash flows, dividends, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed acquisition plans, new services, or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing.  In this Form 10-Q, statements regarding our ability to reduce future fuel consumption and increase fuel efficiency, future prices of fuel, future use and effectiveness of fuel hedging contracts, future dispositions of equipment recorded on our balance sheet, future liabilities arising from agreements with our third party finance provider, future terms related to, and potential success of, the restructuring of our arrangement with our third party finance provider, our ability to eliminate our lease shortfall advance obligations with our third party finance provider, future freight rates, future industry capacity, future purchased transportation expenses, future costs of maintenance and operations, future driver market, future driver recruiting and retention costs, future costs of salaries, wages, and benefits, future depreciation and gains on sale of equipment, future income tax rates, credits, or adjustments,  future tax audits, future insurance and claims expenses, the potential outcome and materiality of pending litigation, expected capital expenditures (including investments in revenue equipment), the likelihood and impact of future acquisitions, our future ability to fund operating expenses, future used equipment values (including the value of equipment subject to operating leases relative to our payment obligations under such operating leases), future recognition of restricted stock awards, future impact of foreign currency exchange rates, future dividends, future revenue and growth, future sources of liquidity, potential liquidity constraints, the impact of recent accounting pronouncements on future periods, and future plans regarding the sale of equipment leases and the underlying assets, among others, are forward-looking statements. Words such as "believe," "may," "could," "will," "expects," "hopes," "estimates," "projects," "intends," "anticipates," and "likely," and variations of these words, or similar expressions, terms, or phrases, are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks, assumptions, and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended June 30, 2016, along with any supplements in Part II below.  Readers should review and consider the factors discussed in "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended June 30, 2016, along with any supplements in Part II below, in addition to various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Business Overview

We are one of North America's largest truckload carriers as measured by revenue. We generated $1.07 billion in operating revenue during our fiscal year ended June 30, 2016. We offer a broad range of truckload transportation and logistics services within the United States, including long-haul, regional, dedicated, temperature-controlled, less-than-truckload, intermodal, and logistics. Through a series of acquisitions, we have expanded our operations and service offerings both within the United States and internationally. These acquisitions have contributed significantly to our driver fleet and improved lane density, freight mix, and customer diversity, as well as helping us expand our international operations. Through our asset and asset-light services, we are able to transport or arrange for transportation throughout the United States, Canada, and Mexico.

Approximately 34% of our revenue for fiscal 2016 was derived from international operations, and we believe our international operations offer an attractive business niche. The additional complexity involved with developing cross-border business partners, a strong organization, and an adequate infrastructure in Mexico afford some barriers to competition that are not present in traditional U.S. truckload service. We have also pursued opportunities to expand our operations in Canada through acquisitions and we plan to continue expanding our cross-border operations to take advantage of these opportunities.

Index

Recent Results of Operations

Our results of operations for the quarter ended September 30, 2016, compared to the same quarter in 2015 are as follows:

•	Total revenue decreased 0.4% to $265.0 million from $266.1 million;
•	Net income (loss) decreased 125.4% to a net loss of $2.9 million from net income of $11.4 million; and
•	Net income per diluted share decreased 124.4% to ($0.10) from $0.41.

The largest component of the decrease in net income (loss) was an approximately $12.0 million decline in gain on disposition of equipment, which relates to our discontinuing sales of leases and the underlying equipment by our equipment leasing and services segment, sale of fewer tractors and trailers formerly used in our trucking operations, and lower gain on sale per unit due to a weak market for used revenue equipment.  We also saw increased equipment costs, largely related to increased rents associated with our sale leaseback transaction that was completed in the fourth quarter of fiscal 2016, and lower revenue per total mile (excluding fuel surcharges), resulting from a competitive market.

In the quarter ended September 30, 2016, average revenue per loaded mile decreased to $1.863 from $1.865 in the quarter ended September 30, 2015.  Our dedicated fleet saw revenue per loaded mile improve approximately 11.8%, or $0.31 from the first quarter of fiscal 2016, due to new business at higher revenue per mile with short lengths of haul.  Average revenue per tractor per week decreased 1.4%, which resulted primarily from a lackluster freight environment.

Our average seated line haul tractors decreased to 4,871 tractors in the quarter ended September 30, 2016, compared to 4,942 tractors for the same period a year ago. The net change of 71 units is comprised of a 38-unit decrease in company tractors and a 33-unit decrease in independent contractor tractors. However, we did see a 63-unit sequential increase in average seated line haul tractors compared to the fourth quarter of fiscal 2016, resulting from a decrease of 38 company tractors, offset by an increase of 101 tractors operated by independent contractors.  The number of tractors operated by independent contractors represented 33.9% of our total fleet as of September 30, 2016.

At September 30, 2016, our total balance sheet debt, including our line of credit and capital leases, was $444.5 million and our total stockholders' equity was $373.5 million, for a total debt to capitalization ratio of 54.3%.  At September 30, 2016, we had $137.0 million of available borrowing capacity under our revolving credit facility.

In September 2016, we signed a Memorandum of Understanding (the "MOU") with Quality's main third party financing provider, under which substantially all of Quality's tractors under management owned by such third party financing provider, 19th Capital, and Quality would be combined into 19th Capital as a joint venture.  Upon closing of the joint venture, the existing agreements with the third party financing provider would be terminated and replaced with definitive agreements contemplated by the MOU.  Under the MOU, the next steps involving our fleet would include (1) the purchase of approximately $50.0 million of equipment by the joint venture, with financing to the joint venture being provided by the third party financing source, and (2) our contribution will include approximately $70 million of additional equipment to the joint venture.  Our goal is to complete the joint venture during the December quarter of fiscal 2017.  Upon completion we believe substantially all assets under lease or available to be leased will have been contributed or sold to the joint venture. Although we believe the transactions are on schedule for this timeframe, they remain subject to various consents, definitive documentation, and other risks associated with changes in terms or failure to reach agreement.

As with the fourth quarter of fiscal 2016, the first quarter of fiscal 2017 was characterized by lackluster freight volumes, plentiful industry-wide capacity in most markets, and significant rate pressure from customers during contractual negotiations.  As we continue to face a challenging rate environment, we remain focused on revenue improvement through four initiatives: growing our dedicated operations, creating more lane density in core operating lanes, increasing team count to improve utilization, and increasing asset-light revenue.

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

Index

We remove fuel surcharges from revenue to obtain what we refer to as "freight revenue" when calculating operating ratios and some of our operating data. We believe that evaluating our operations without considering the impact of fuel surcharges, which are sometimes a volatile source of revenue due to volatility in fuel prices, affords a more consistent basis for comparing our results of operations from period to period.  Freight revenue is a financial measure that is not in accordance with GAAP.  This measure is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, and lenders.  While we believe such measure is useful for investors, it should not be used as a replacement for financial measures that are in accordance with GAAP.

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

The trucking industry has experienced significant increases in expenses over the past several years, in particular those relating to equipment costs, driver compensation, insurance, and, until relatively recently, fuel. Over the long term, we expect the limited pool of currently available qualified drivers, upcoming regulatory changes that further reduce the driver pool, and intense competition to recruit and retain those drivers will constrain overall industry capacity, although we expect our recent efforts related to our driving school and average fleet age will improve our driver recruiting and retention. We experienced weaker freight volumes and pricing pressures in the quarter ended September 30, 2016, which could continue to restrict our ability to raise freight rates to cover increasing expenses, absent economic growth in U.S. manufacturing, retail, and other high volume shipping industries.

Index

Results of Operations

The following tables set forth the percentage relationship of expense items to operating revenue and freight revenue, respectively, for the periods indicated:

	For the three months ended
	September 30,
	2016	2015
Operating Revenue	100.0%	100.0%

Operating expenses:
Salaries, wages, and employee benefits	31.3%	30.6%
Fuel	9.9%	10.4%
Purchased transportation	34.1%	33.5%
Revenue equipment rentals	3.6%	0.8%
Operations and maintenance	7.2%	6.6%
Insurance and claims	3.1%	2.6%
Depreciation and amortization	7.3%	8.1%
Communications and utilities	0.9%	0.9%
Operating taxes and licenses	1.7%	1.9%
General and other operating	1.9%	1.6%
Gain on disposition of equipment	(0.5)%	(5.0)%
Total operating expenses	100.5%	92.0%

Operating income (loss)	(0.5)%	8.0%

Other expense:
Interest expense	1.2%	1.2%
Other income, net	0.0%	0.0%
Income from equity method investment	0.0%	0.0%

Income (loss) before income taxes	(1.7)%	6.8%
Income tax (benefit)	(0.6)%	2.5%

Net income (loss)	(1.1)%	4.3%

Freight revenue(1)	100.0%	100.0%

Operating expenses:
Salaries, wages, and employee benefits	34.3%	34.3%
Fuel(1)	1.1%	(0.3)%
Purchased transportation	37.4%	37.4%
Revenue equipment rentals	3.9%	0.9%
Operations and maintenance	7.9%	7.4%
Insurance and claims	3.4%	2.9%
Depreciation and amortization	8.0%	9.1%
Communications and utilities	1.0%	1.0%
Operating taxes and licenses	1.9%	2.1%
General and other operating	2.1%	1.8%
Gain on disposition of equipment	(0.5)%	(5.6)%
Total operating expenses	100.5%	91.0%

Operating income (loss)	(0.5)%	9.0%

Other expense:
Interest expense	1.4%	1.3%
Other income, net	0.0%	0.0%
Income from equity method investment	0.0%	0.0%

Income (loss) before income taxes	(1.9)%	7.6%
Income tax (benefit)	(0.7)%	2.8%

Net income (loss)	(1.2)%	4.8%

(1)
Freight revenue is total revenue less fuel surcharges. In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense. Fuel surcharges were $23.6 million and $28.3 million for the first quarter of fiscal 2017 and 2016, respectively. Freight revenue is not a recognized measure under GAAP and should not be considered an alternative to or superior to other measures derived in accordance with GAAP. We believe our presentation of freight revenue and our discussion of various expenses as a percentage of freight revenue is a useful way to evaluate our core operating performance.

Index

Comparison of Three Months Ended September 30, 2016 to Three Months Ended September 30, 2015

Total revenue decreased by $1.1 million, or 0.4%, to $265.0 million for the first quarter of fiscal 2017, from $266.1 million for the first quarter of fiscal 2016.  Freight revenue increased by $3.7 million, or 1.6%, to $241.5 million for the first quarter of fiscal 2017, from $237.8 million for the first quarter of fiscal 2016. Freight revenue increases were mainly attributable to the growth within our asset-light and equipment leasing and services segments, slightly offset by a decrease in loaded miles to 97.1 million for the first quarter of fiscal 2017 from 100.0 million in the first quarter of fiscal 2016. The decrease in loaded miles was the result of a decrease in average seated line-haul tractors to 4,871 in the first quarter of fiscal 2017, from 4,942 in the first quarter of fiscal 2016. Revenue per loaded mile slightly decreased to $1.863 for the first quarter of fiscal 2017 from $1.865 for the first quarter of fiscal 2016, primarily as a result of downward pressures in both contractual and spot market rates and a higher than normal number of loads with unpaid miles. Miles per seated truck per week have increased by 25 miles in the fiscal 2017 quarter compared to the fiscal 2016 quarter, from 1,806 to 1,831, partially as a result of the decline in our seated counts. This combination of factors resulted in a net decrease in average revenue per seated tractor per week, which is our primary measure of asset productivity, to $2,871 in the first quarter of fiscal 2017, from $2,914 for the first quarter of fiscal 2016. One of our primary focuses for our asset-based segment is improving average revenue per seated tractor per week. As part of this goal, we will continue to focus on converting company assets to dedicated tractors, with which we have seen some initial success.

Revenue for our asset-light-based segment increased to $31.7 million in the first quarter of fiscal 2017 from $30.6 million in the first quarter of fiscal 2016, primarily due to increases in our warehousing and LTL revenues and the integration of acquired companies with considerable asset-light operations. We expect our asset-light business to experience moderate revenue growth going forward as we continue to take advantage of synergies created through our acquisitions and leverage specialized service capabilities of acquired businesses. Through the next bid season in the third and fourth quarters of fiscal 2017, we anticipate seeking to convert as many customer accounts as possible to our brokerage operations with respect to freight that moves outside our preferred lanes.

Revenue from our equipment leasing and services segment increased to $10.1 million in the first quarter of fiscal 2017 from $4.8 million in the first quarter of fiscal 2016. Our equipment leasing and services segment consists of tractor and trailer leasing. This segment also includes revenues from insurance, maintenance, and other ancillary services that we provide for, or make available to, independent contractors.  Recently, the focus of our equipment leasing and services segment has shifted from the sale of the leases and the underlying assets, to providing ancillary services.  These service offerings include sales, leasing, business services, maintenance, and insurance.  We expect this shift to provide a more stable revenue stream and to reduce the potentially volatile impact of gains from the sale of leased tractors and trailers.  While we have no plans for our equipment leasing and services segment to acquire additional assets to lease or sell any significant additional leases and the underlying equipment at this time, we will continue to evaluate opportunities as the market permits.  We anticipate revenue related to these service offerings to see some growth in the future as we continue to expand.

Fuel surcharge revenue decreased to $23.6 million in the first quarter of fiscal 2017 from $28.3 million for the first quarter of fiscal 2016 due to reduced fuel prices.

Salaries, wages, and employee benefits were $82.8 million, or 31.3% of total revenue and 34.3% of freight revenue, for the first quarter of fiscal 2017, compared to $81.5 million, or 30.6% of total revenue and 34.3% of freight revenue, for the first quarter of fiscal 2016. Administrative and driver payroll has increased in connection with acquisitions that occurred during fiscal 2015.  This increase was partially offset by our decreased spending in recruiting expenses attributable to our driving school and other recruitment efforts as we have been eliminating recruiting redundancies.  Although we expect the market for drivers to remain competitive and place ongoing pressure on these expenses, we believe our increased focus on generating back office efficiencies and our focus on increasing the percentage of our fleet comprised of independent contractors will cause this category to remain relatively flat as a percentage of revenue over the next few quarters.

Fuel expenses, without reduction for fuel surcharge revenue, decreased to $26.3 million, or 9.9% of total revenue, for the first quarter of fiscal 2017, compared to $27.7 million, or 10.4% of total revenue, for the first quarter of fiscal 2016. Fuel expenses, net of fuel surcharge revenue, increased to $2.7 million, or 1.1% of freight revenue, for the first quarter of fiscal 2017, compared to fuel expense, net of fuel surcharge revenue, of $0.6 million, or 0.3% of freight revenue, for the first quarter of fiscal 2016. The decrease in the average weekly on-highway diesel prices of $0.25 per gallon, from $2.616 to $2.362 in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 has contributed to decreases in fuel expenses without the reduction for fuel surcharge revenue. A decrease in average miles per gallon and an increase in unpaid miles between loads, or deadhead, for which we do not receive fuel surcharge revenue, increased fuel expense net of fuel surcharge revenue. Inefficiencies with tractor idling caused a decrease in average miles per gallon to 7.67 for the first quarter of fiscal 2017 from 7.85 for the first quarter of fiscal 2016.  We expect that our continued efforts to reduce idling and operate more fuel-efficient tractors and aerodynamic trailers will have a positive impact on our miles per gallon. However, we expect this positive impact to be partially offset by increasing fuel costs per gallon and the use of costlier ultra-low sulfur diesel fuel.

Index

Purchased transportation increased to $90.3 million, or 34.1% of total revenues and 37.4% of freight revenue, for the first quarter of fiscal 2017, from $89.0 million, or 33.5% of total revenues and 37.4% of freight revenue, for the first quarter of fiscal 2016. These increases are primarily related to increases in independent contractor expenses, with slight increases to intermodal transportation expense and LTL/brokerage expenses. We believe our increased utilization of independent contractors and increased focus on these areas of our business has led to increased revenue as well as the costs associated with generating that revenue.  We expect purchased transportation to increase as we continue our efforts to increase our LTL/brokerage and intermodal transportation businesses and increase the percentage of our fleet comprised of independent contractors.

Revenue equipment rentals increased to $9.5 million, or 3.6% of total revenues and 3.9% of freight revenue, for the first quarter of fiscal 2017, from $2.2 million, or 0.8% of total revenues and 0.9% of freight revenue, for the first quarter of fiscal 2016.  Our rental expense increased primarily due to additional trailer units held under operating leases.  Specifically, the increase reflected increased rental costs of approximately $2.7 million attributable to our sale leaseback transaction on approximately 4,700 trailers in the fourth quarter of fiscal 2016.  We believe that rents related to this transaction are temporary as we seek to strategically remove trailers from service while minimizing operating disruption.  Over time we expect to reduce the total number of trailers in our fleet, to result in a net reduction of approximately 2,000 trailers. However, operating leases have become an increasingly important source of financing for our revenue equipment and certain real estate, and we would expect this line item to remain higher than historical levels in the near term.

Operations and maintenance increased to $19.2 million, or 7.2% of total revenue and 7.9% of freight revenue, for the first quarter of fiscal 2017, from $17.6 million, or 6.6% of total revenue and 7.4% of freight revenue, for the first quarter of fiscal 2016. Operations and maintenance consist of direct operating expense, maintenance, and tire expense. The increase in these expenses was primarily related to increased maintenance costs for the emission reduction systems on our newer tractors. We believe that maintenance costs will remain consistent as we are substantially complete with replacing older equipment. Additionally, newer equipment repairs are more likely to be covered by warranty, creating further reductions to our maintenance expense.

Insurance and claims expense increased to $8.3 million, or 3.1% of total revenue and 3.4% of freight revenue, for the first quarter of fiscal 2017, from $6.9 million, or 2.6% of total revenue and 2.9% of freight revenue, for the first quarter of fiscal 2016.  Insurance consists of premiums for liability, cargo damage, and workers' compensation insurance, in addition to claims expense. The increases in the first quarter of fiscal 2017 were driven in part by higher general liability claims during the 2017 quarter. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We periodically review and adjust our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume. We expect our insurance and claims expense to be consistent with historical average amounts as a percentage of revenue going forward. However, this category will vary based upon the frequency and severity of claims, the level of self-insurance, and premium expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased to $19.3 million, or 7.3% of total revenue and 8.0% of freight revenue, for the first quarter of fiscal 2017, from $21.6 million, or 8.1% of total revenue and 9.1% of freight revenue, for the first quarter of fiscal 2016. These decreases were due to the change in estimated useful lives and salvage value of certain tractors and trailers in the prior fiscal year. This change had a total impact of $1.7 million to depreciation expense for the current quarter. We expect depreciation and amortization to remain relatively stable for the near future as we currently do not have any major planned equipment refresh needs for the remainder of fiscal 2017.

Gain on sale of revenue equipment decreased from $13.2 million in first quarter of fiscal 2016 to $1.3 million in first quarter of fiscal 2017.  The decrease resulted from a cessation in sales of leases and underlying equipment by our equipment leasing and services segment, fewer dispositions from our fleet, and lower prices for dispositions due to a weak used equipment market.  We expect gain on sale to remain generally consistent with the levels experienced in the first quarter of fiscal 2017 as we have shifted the focus of our equipment leasing and services segment to a more recurring revenue stream and to focus on ancillary services rather than leasing and sales of leases and underlying equipment. The shift to a more recurring revenue stream, is expected to reduce the potential volatile impact of gains on sale of leased tractors and trailers. However, gain on sale can vary significantly due to a variety of factors, including availability of replacement equipment and conditions in the new and used equipment markets.  While we have no plans for our equipment leasing and services segment to acquire additional assets to lease or sell any significant additional leases and the underlying equipment at this time, we will continue to evaluate opportunities as the market permits.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses as a percentage of total revenue. Accordingly, we have not provided a detailed discussion of such expenses.

Our pre-tax margin, which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, decreased to a negative 1.7% of total revenue and decreased to a negative 1.9% of freight revenue for first quarter of fiscal 2017, from 6.8% of total revenue and 7.6% of freight revenue for the first quarter of fiscal 2016.

Index

Income taxes decreased to a credit of $1.7 million, with an effective tax rate of 37.1%, for the first quarter of fiscal 2017, from $6.6 million, with an effective tax rate of 36.6%, for the first quarter of fiscal 2016. The decrease is related primarily to the decrease in income before income taxes and the impact of one-time tax credits that are not expected to recur.  Going forward, we expect our effective tax rate will be approximately 35% to 37%. As pre-tax net income increases, our non-deductible expenses, such as per diem expense, have a lesser impact on our effective rate.  Furthermore, the effective rate in foreign countries is lower than that in the United States. Therefore, as our percentage of income attributable to foreign income changes, our total income tax effective rate will also change.

Liquidity and Capital Resources

Trucking is a capital-intensive business. We require cash to fund our operating expenses (other than depreciation and amortization), to make capital expenditures and acquisitions, to fund our lease shortfall advance obligations to our third party financing provider, and to repay debt, including principal, interest, and lease payments. Other than ordinary operating expenses, we anticipate that capital expenditures for the acquisition of revenue equipment and the construction of facilities will constitute our primary cash requirement over the next twelve months.  We frequently consider potential acquisitions, and if we were to consummate an acquisition, our cash requirements would increase and we may have to modify our expected financing sources for the purchase of tractors. Subject to any required lender approval, we may make additional acquisitions.  Our principal sources of liquidity are cash generated from operations, bank borrowings, capital and operating lease financing of revenue equipment, and proceeds from the sale of used revenue equipment.  At September 30, 2016, our total balance sheet debt, including our line of credit and capital leases was $444.5 million, compared to $450.8 million at June 30, 2016.

As of September 30, 2016, we have planned commitments to add $20 million of tractor operating leases over the next twelve months.  Generally, our purchase orders do not become firm commitment orders for which we are irrevocably obligated until shortly before purchase. We may also choose to adjust the timing of our purchases based on performance of existing equipment throughout the year.  Our plans to purchase equipment are reevaluated on a quarter-by-quarter basis. These tractor orders represent capital commitments before considering the proceeds of equipment dispositions. Given that we recently completed our equipment refresh cycle and have curtailed the growth of the lease portfolio at Quality, we expect capital expenditures for revenue equipment to be more limited in the near term.  As of September 30, 2016, we had outstanding planned purchase commitments of approximately $23 million to $26 million for facilities and land. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

At September 30, 2016, we were authorized to borrow up to $300.0 million under our primary credit facility, which expires December 2019. The applicable interest rate under this agreement is based on either a base rate equal to Bank of America, N.A.'s prime rate or LIBOR plus an applicable margin between 0.825% and 1.45% that is adjusted quarterly based on our lease adjusted total debt to EBITDAR ratio. At September 30, 2016, we had $157.5 million in outstanding borrowings related to our credit facility and $5.5 million utilized for letters of credit, leaving availability of $137.0 million. The agreement is collateralized by substantially all of the assets of our U.S. and Canadian subsidiaries, with the notable exception of revenue equipment subject to third party financing or capital leases. We are obligated to comply with certain financial covenants under our credit facility and we were in compliance with these covenants at September 30, 2016.

We intend to fund our operating expenses and our limited acquisition of revenue equipment over the next twelve months with a combination of cash generated from operations, borrowings available under secured equipment financing or our primary credit facility, equipment sales, and lease financing arrangements.  We will continue to have significant capital requirements over the long term, and the availability of the needed capital will depend upon our financial condition and operating results and numerous other factors over which we have limited or no control, including prevailing market conditions and the market price of our common stock. Recently, our lease shortfall advance obligations to our third party financing provider and a depressed market for freight and used equipment have decreased our liquidity.  The extent to which these obligations impacts our liquidity in the future will depend largely on utilization and collections with respect to the underlying lease portfolio, which have been volatile and cannot be precisely predicted.  If we are unable to improve utilization and collections, we believe our lease shortfall advance obligations could present significant liquidity constraints.  We have entered into the MOU with our third party financing provider and will be addressing definitive agreements with our third party financing provider to restructure our arrangement, which we expect will include the collection of our outstanding lease shortfall advance payments and the elimination of further lease shortfall advance obligations.  These discussions may not be successful.  However, if we are successful in eliminating these payment obligations, then based on our operating results, anticipated future cash flows, current availability under our credit facility, expected capital expenditures, and sources of equipment lease financing that we expect will be available to us, we do not expect to experience significant liquidity constraints in the foreseeable future.

Index

Cash Flows

Net cash used in operations for the three months ended September 30, 2016 was $9.0 million, compared to $22.8 million for the three months ended September 30, 2015. The decrease in net cash used in operations in the first quarter of fiscal 2017 from the first quarter of fiscal 2016 is mainly due to the decreased purchases, sales, and gains recorded from our equipment leasing and services segment.  The decrease in net cash used in operations also reflects $3.8 million in net purchases of leased revenue equipment held for sale in the fiscal 2017 quarter compared to $73.5 million in net purchases of leased revenue equipment held for sale in the fiscal 2016 quarter. The $3.8 million of net purchases of leased revenue equipment for the three months ended September 30, 2016 is made up of $23.3 million of sales of leased revenue equipment less $27.1 million of purchases. The $73.5 million of net purchases of leased revenue equipment for the three months ended September 30, 2015 is made up of $74.7 million of sales of leased revenue equipment less $148.2 million of purchases. The abovementioned changes in the leased revenue equipment held for sale are made up of the net purchases and sales of equipment purchased only for the benefit of our equipment leasing and services segment. The purchases and sales of used Celadon fleet equipment are included within the net cash provided by investing activities.

Net cash provided by investing activities was $1.6 million for the three months ended September 30, 2016, compared $33.4 million for the three months ended September 30, 2015.  The inflows of investing cash are a result of cash provided by disposal and sale of equipment, offset by cash used for acquisitions and purchasing equipment. The decrease in net cash provided by investing activities resulted from fewer tractors sold from our Celadon fleet as we did not have any significant equipment refresh activities during the quarter.  Capital expenditures for property and equipment totaled $32.8 million for the three months ended September 30, 2016, and $67.4 million for the three months ended September 30, 2015.  We generated proceeds from the sale of property and equipment of $34.4 million and $115.5 million for the three months ended September 30, 2016, and September 30, 2015, respectively.

Net cash provided by financing activities was $4.6 million for the three months ended September 30, 2016, compared to net cash used in financing activities of $11.0 million for the three months ended September 30, 2015.  Financing activity consists primarily of bank borrowings, bank payments, and payment of the principal component of capital lease obligations.

Cash dividends paid for the three months ended September 30, 2016, were approximately $0.6 million, or $0.02 per share. We currently expect to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, restrictions under our primary credit agreement, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

Contractual Obligations

During the three months ended September 30, 2016, there were no material changes in our commitments or contractual liabilities.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for our revenue equipment. Our operating leases include some under which we do not guarantee the value of the asset at the end of the lease term ("walk-away leases") and some under which we do guarantee the value of the asset at the end of the lease term ("residual value guarantees"). Therefore, we are subject to the risk that equipment values may decline, in which case we could suffer a loss upon disposition and be required to make cash payments because of the residual value guarantees. At September 30, 2016, we were obligated for residual value guarantees related to operating leases of $62.5 million, compared to $6.0 million at September 30, 2015. We believe that any residual payment obligations will be satisfied by the value of the related equipment at the end of the lease. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We anticipate that going forward we will primarily use a combination of cash generated from operations and capital leases to finance tractor and trailer purchases and meet any residual value guaranty obligations.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. These estimates are based on management's best knowledge of current events and actions that affect, or could affect, our financial statements materially and involve a significant level of judgment by management. The accounting policies we deem most critical to use include revenue recognition, allowance for doubtful accounts, depreciation, claims accrual, and accounting for income taxes. There have been no significant changes to our critical accounting policies and estimates during the three months ended September 30, 2016, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in our 2016 Annual Report on Form 10-K.

Index

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

Interest Rate Risk. We are exposed to interest rate risk principally from our credit facility. The credit facility carries a maximum variable interest rate based on either a base rate equal to the greater of Bank of America, N.A.'s prime rate or LIBOR plus an applicable margin between 0.825% and 1.45% that is adjusted quarterly based on our lease adjusted total debt to EBITDAR ratio. At September 30, 2016, the interest rate for revolving borrowings under our credit facility was 1.72%.  At September 30, 2016, we had an outstanding balance of $157.5 million related to our credit facility and $5.5 million utilized for letters of credit.  A hypothetical 0.25% increase in the bank's base rate and LIBOR would be immaterial to our net income.

Foreign Currency Exchange Rate Risk. We are subject to foreign currency exchange rate risk, specifically in connection with our Canadian and Mexican operations. While virtually all of the expenses associated with our Canadian operations, such as independent contractor costs, company driver compensation, and administrative costs, are paid in Canadian dollars, a significant portion of our revenue generated from those operations is billed in U.S. dollars because many of our customers are U.S. shippers transporting goods to or from Canada. As a result, increases in the value of the Canadian dollar relative to the U.S. dollar could adversely affect the profitability of our Canadian operations. Assuming revenue and expenses for our Canadian operations identical to the quarter ended September 30, 2016 (both in terms of amount and currency mix), we estimate that a $0.01 increase in the value of the Canadian dollar, relative to the U.S. dollar, would reduce our annual net income by approximately $135,000. At September 30, 2016, we had no outstanding foreign exchange derivative contracts relating to the Canadian dollar.

While virtually all of the expenses associated with our Mexican operations, such as independent contractor costs, company driver compensation, and administrative costs, are paid in Mexican pesos, a significant portion of our revenue generated from those operations is billed in U.S. dollars because many of our customers are U.S. shippers transporting goods to or from Mexico. As a result, an increase in the value of the Mexican peso, relative to the U.S. dollar, could adversely affect our consolidated results of operations. Assuming revenue and expenses for our Mexican operations identical to the quarter ended September 30, 2016 (both in terms of amount and currency mix), we estimate that a $0.01 increase in the value of the Mexican peso, relative to the U.S. dollar, would reduce our annual net income by approximately $184,000. At September 30, 2016, we had no outstanding foreign exchange derivative contracts relating to the Mexican peso.

Commodity Price Risk. Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability.  Fuel is subject to economic, political, and market factors that are outside of our control. Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through the collection of fuel surcharges. However, fuel surcharges do not always fully offset increases in fuel prices. In fiscal 2016, we entered into contracts to hedge up to 0.3 million gallons per month ending on July 31, 2017.  This represents approximately 7.5% of our monthly projected fuel requirements through July 2017.  At September 30, 2016, we had outstanding contracts in place for a notional amount of $2.5 million with the fair value of these contracts, approximately $0.1 million more than the original contract value. Derivative gains or losses, initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.  Based on our expected fuel consumption for fiscal 2017, a 10.0% change in the related price of heating oil or diesel per gallon would not have a material financial impact, assuming no further changes to our fuel hedging program or our fuel surcharge recovery.

Index

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

Item 1A. Risk Factors

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Annual Report on Form 10-K for the year ended June 30, 2016, in the section entitled Item 1A. Risk Factors, describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2016, we did not engage in unregistered sales of securities or any other transactions required to be reported under this Item 2 of Part II on Form 10-Q.

We are obligated to comply with certain financial covenants under our credit facility.  Our credit facility also places certain limitations on our ability to pay dividends, including a $5.0 million cap on cash dividend payments during any fiscal year and a requirement that we be in pro forma compliance with our financial covenants after giving effect to any such payments.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Index

Item 6.          Exhibits

3.1
Amended and Restated Certificate of Incorporation of the Company, effective January 12, 2006. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the SEC on January 30, 2006.)

3.2
Certificate of Designation for Series A Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, filed with the SEC on September 28, 2000.)

3.3
Amended and Restated By-Laws of the Company. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, filed with the SEC on January 31, 2008.)

4.1
Amended and Restated Certificate of Incorporation of the Company, effective January 12, 2006. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the SEC on January 30, 2006.)

4.2
Certificate of Designation for Series A Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, filed with the SEC on September 28, 2000.)

4.3
Amended and Restated By-Laws of the Company. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, filed with the SEC on January 31, 2008.)

31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company's Principal Executive Officer.*
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Bobby L. Peavler, the Company's Principal Financial Officer.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, by Paul A. Will, the Company's Chief Executive Officer.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Bobby L. Peavler, the Company's Chief Financial Officer.*
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Celadon Group, Inc. (Registrant)

Date: November 9, 2016	/s/ Paul A. Will
Paul A. Will
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: November 9, 2016	/s/ Bobby L. Peavler
Bobby L. Peavler
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Index
EXHIBIT INDEX

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of the Company, effective January 12, 2006. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the SEC on January 30, 2006.)

3.2
Certificate of Designation for Series A Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, filed with the SEC on September 28, 2000.)

3.3
Amended and Restated By-Laws of the Company. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, filed with the SEC on January 31, 2008.)

4.1
Amended and Restated Certificate of Incorporation of the Company, effective January 12, 2006. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the SEC on January 30, 2006.)

4.2
Certificate of Designation for Series A Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, filed with the SEC on September 28, 2000.)

4.3
Amended and Restated By-Laws of the Company. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, filed with the SEC on January 31, 2008.)

31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Paul A. Will, the Company's Principal Executive Officer.*
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Bobby L. Peavler, the Company's Principal Financial Officer.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, by Paul A. Will, the Company's Chief Executive Officer.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Bobby L. Peavler, the Company's Chief Financial Officer.*
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith