Form 10-Q
period 2016-12-31
CELADON GROUP INC
filed 2017-02-10
CIK 865941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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
Yes [ ] No [X]

As of February 9, 2017, 28,299,404 shares of the registrant's common stock, par value $0.033 per share, were outstanding.

CELADON GROUP, INC.

Index to

December 31, 2016 Form 10-Q

PART I.       FINANCIAL INFORMATION

Item I.          Financial Statements

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Dollars and shares in thousands except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2016	2015	2016	2015

OPERATING REVENUE:
Freight revenue	$242,349	$249,311	$483,818	$487,123
Fuel surcharge revenue	23,376	26,088	46,947	54,397
Total revenue	265,725	275,399	530,765	541,520

OPERATING EXPENSES:
Salaries, wages, and employee benefits	79,484	85,877	162,291	167,354
Fuel	27,311	26,688	53,608	54,416
Purchased transportation	85,614	93,948	175,906	182,978
Revenue equipment rentals	9,184	2,201	18,652	4,423
Operations and maintenance	22,108	18,243	41,258	35,849
Insurance and claims	13,691	7,709	21,947	14,637
Depreciation and amortization	16,976	19,187	36,308	40,788
Communications and utilities	2,578	2,611	4,998	4,955
Operating taxes and licenses	4,731	5,532	9,180	10,504
General and other operating	6,289	4,803	11,429	9,085
Gain on disposition of equipment	(507)	(5,479)	(1,768)	(18,721)
Total operating expenses	267,459	261,320	533,809	506,268

Operating income (loss)	(1,734)	14,079	(3,044)	35,252

Interest expense	2,988	3,758	6,291	6,910
Other (income) expense, net	(40)	---	13	---
Loss (income) from equity method investment	(1,824)	21	(1,955)	121
Income (loss) before income taxes	(2,858)	10,300	(7,393)	28,221
Income tax (benefit) expense	(1,333)	3,685	(3,015)	10,239
Net income (loss)	$(1,525)	$6,615	$(4,378)	$17,982

Income (loss) per common share:
Diluted	$(0.06)	$0.24	$(0.16)	$0.64
Basic	$(0.06)	$0.24	$(0.16)	$0.65

Diluted weighted average shares outstanding	27,639	27,940	27,627	27,953
Basic weighted average shares outstanding	27,639	27,480	27,627	27,467

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2016	2015	2016	2015

Net income (loss)	$(1,525)	$6,615	$(4,378)	$17,982
Other comprehensive income (loss):
Unrealized gain (loss) on fuel derivative instruments, net of tax	199	(875)	314	(1,351)
Foreign currency translation adjustments, net of tax	(4,044)	(4,829)	(8,947)	(14,260)
Total other comprehensive loss	(3,845)	(5,704)	(8,633)	(15,611)
Comprehensive income (loss)	$(5,370)	$911	$(13,011)	$2,371

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands except par value)

	(unaudited)
	December 31,	June 30,
ASSETS	2016	2016

Current assets:
Cash and cash equivalents	$6,138	$9,077
Trade receivables, net of allowance for doubtful accounts of $1,716 and $1,588 at December 31, 2016 and June 30, 2016, respectively	133,784	134,572
Prepaid expenses and other current assets	50,305	38,498
Tires in service	4,201	3,175
Leased revenue equipment held for sale	---	24,937
Revenue equipment held for sale	---	44,876
Income tax receivable	201	473
Total current assets	194,629	255,608
Property and equipment, net of accumulated depreciation and amortization of $161,537 and $142,423 at December 31, 2016 and June 30, 2016, respectively	610,777	636,733
Leased Assets, net of accumulated depreciation and amortization of $0 and $9,717 at December 31, 2016 and June 30, 2016, respectively	---	99,300
Tires in service	4,167	3,603
Goodwill	62,451	62,451
Investment in unconsolidated companies	---	2,253
Investment in joint venture	100,000	---
Other assets	9,698	43,342
Total assets	$981,722	$1,103,290

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$22,852	$26,499
Accrued salaries and benefits	14,612	17,090
Accrued insurance and claims	21,863	20,727
Accrued fuel expense	6,451	8,258
Accrued purchased transportation	17,335	22,046
Leasing servicing liabilities	11,526	15,918
Other accrued expenses	33,511	29,560
Current maturities of capital lease obligations	84,351	51,397
Total current liabilities	212,501	191,495
Long-term debt, net of current maturities	114,507	152,032
Capital lease obligations, net of current maturities	181,608	247,383
Other long term liabilities	---	22,227
Deferred income taxes	104,887	109,138
Stockholders' equity:
Common stock, $0.033 par value, authorized 40,000 shares; issued and outstanding 28,729 and 28,715 shares at December 31, 2016 and June 30, 2016, respectively	948	948
Treasury stock at cost; 500 shares at December 31, 2016 and June 30, 2016	(3,453)	(3,453)
Additional paid-in capital	199,896	198,576
Retained earnings	212,573	218,056
Accumulated other comprehensive loss	(41,745)	(33,112)
Total stockholders' equity	368,219	381,015
Total liabilities and stockholders' equity	$981,722	$1,103,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended
	December 31,
	2016	2015

Cash flows from operating activities:
Net income (loss)	$(4,378)	$17,982
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	36,313	40,929
Gain on sale of equipment	(1,768)	(18,721)
Earnings from unconsolidated entity	(1,803)	---
Distributions received on earnings from unconsolidated entity	2,588	---
Deferred income taxes	(3,981)	13,715
Provision for doubtful accounts	323	441
Stock based compensation	1,321	1,458
Changes in operating assets and liabilities:
Trade receivables	(37)	(635)
Income tax receivable and payable	365	2,229
Tires in service	(1,614)	(1,373)
Prepaid expenses and other current assets	(15,622)	(10,238)
Other assets	33,693	(6,744)
Leased revenue equipment held for sale	16,915	(11,948)
Accounts payable and accrued expenses	(3,840)	(4,201)
Net cash provided by operating activities	58,475	22,894

Cash flows from investing activities:
Purchase of property and equipment	(43,111)	(67,093)
Proceeds on sale of property and equipment	75,624	107,871
Investment in joint venture	(35,300)	---
Proceeds from unconsolidated entity	2,000	---
Purchase of businesses, net of cash acquired	---	(17,733)
Net cash provided by (used in) investing activities	(787)	23,045

Cash flows from financing activities:
Proceeds from issuance of stock	--	169
Proceeds from borrowings on long-term debt	266,400	499,970
Payments on long-term debt	(303,926)	(506,867)
Proceeds from borrowings on other long-term liabilities	15,039	---
Payments on other long-term liabilities	(4,025)	---
Dividends paid	(1,105)	(1,098)
Principal payments under capital lease obligations	(32,822)	(56,299)
Net cash used in financing activities	(60,439)	(64,125)
Effect of exchange rates on cash and cash equivalents	(188)	1,215
Increase/Decrease in cash and cash equivalents	(2,939)	(16,971)
Cash and cash equivalents at beginning of period	9,077	24,699
Cash and cash equivalents at end of period	$6,138	$7,728
Supplemental disclosure of cash flow information:
Interest paid	$8,074	$6,910
Income taxes paid	$132	$118
Lease obligation incurred in the purchase of equipment	---	$90,406
Conversion of capital leases to operating leases	---	$61,248
Contribution of tractors and trailers net of deferred	$63,600	---

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Unaudited)

1.             Basis of Presentation

References in this Report on Form 10-Q to “we,” “us,” “our,” “Celadon,” the “Company” or similar terms refer to Celadon Group, Inc. and its consolidated subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of Celadon Group, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America and Regulation S-X, instructions to Form 10-Q, and other relevant rules and regulations of the Securities and Exchange Commission (the “SEC”), as applicable to the preparation and presentation of interim financial information. Certain information and footnote disclosures have been omitted or condensed pursuant to such rules and regulations. We believe all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations in interim periods are not necessarily indicative of results for a full year. These condensed consolidated unaudited financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

The preparation of the financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

2.          Earnings (Loss) Per Share

A reconciliation of the basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three months ended		Six months ended
	December 31,		December 31,
	2016	2015	2016	2015

Weighted average common shares outstanding – basic	27,639	27,480	27,627	27,467
Dilutive effect of stock options and unvested restricted stock units	---	460	---	486
Weighted average common shares outstanding – diluted	27,639	27,940	27,627	27,953

Net income (loss)	$(1,525)	$6,615	$(4,378)	$17,982
Earnings (loss) per common share:
Basic	$(0.06)	$0.24	$(0.16)	$0.65
Diluted	$(0.06)	$0.24	$(0.16)	$0.64

There were 854,974 shares that were considered anti-dilutive for the three and six month periods ended December 31, 2016. There were zero shares that were considered anti-dilutive for the three and six month periods ended December 31, 2015.

CELADON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Unaudited)

3.             Stock Based Compensation

The following table summarizes the components of our stock based compensation program expense (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2016	2015	2016	2015

Stock compensation expense for options, net of forfeitures	$0	$0	$0	$0
Stock compensation expense for restricted stock, net of forfeitures	640	715	1,320	1,462
Total stock compensation expense	$640	$715	$1,320	$1,462

As of December 31, 2016, we had no unrecognized compensation cost related to unvested options granted under our 2006 Omnibus Incentive Plan, as amended (the "2006 Plan").

A summary of the award activity of our stock option plans as of December 31, 2016, and changes during the six-month period then ended is presented below:

Options	Option Totals	Weighted-Average Exercise Price per Share

Outstanding at July 1, 2016	275,169	$9.30
Granted	---	---
Vested and Issued	---	---
Forfeited or expired	---	---
Outstanding at December 31, 2016	275,169	$9.30
Exercisable at December 31, 2016	275,169	$9.30

As of December 31, 2016, we had approximately $4.8 million of unrecognized compensation expense related to restricted stock awards, which is anticipated to be recognized over a weighted-average period of 2.6 years and a total period of 3.1 years.  A summary of the restricted stock award activity under the 2006 Plan as of December 31, 2016, and changes during the six-month period then ended is presented below:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value

Unvested at July 1, 2016	601,794	$11.92
Granted	23,780	$9.39
Vested and Issued	(35,481)	$12.82
Forfeited	(10,288)	$8.17
Unvested at December 31, 2016	579,805	$11.83

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

4.             Segment Information and Significant Customers

We have three reportable segments comprised of an asset-based segment, an asset-light based segment, and an equipment leasing and services segment. Our asset-based segment includes our asset-based dry van carrier and rail services, which are geographically diversified but have similar economic and other relevant characteristics, as they all provide truckload carrier services of general commodities to a similar class of customers. Our asset-light based segment consists of our warehousing, brokerage, and less-than-truckload ("LTL") operations. Our equipment leasing and services segment consists of tractor and trailer sales and leasing. This segment also includes revenues from insurance, maintenance, and other ancillary services that we provide for independent contractors. After the closing of our joint venture in December 2016, we expect ancillary services to be the primary focus of this segment.  We have determined that these segments qualify as reportable segments under ASC 280-10, Segment Reporting. Information regarding our reportable segments is summarized below (in thousands):

	Operating Revenue
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015

Asset-based	$218,617	$236,324	$441,859	$467,087
Asset-light based	30,954	32,943	62,608	63,539
Equipment leasing and services	16,154	6,132	26,298	10,894
Total	$265,725	$275,399	$530,765	$541,520

	Operating Income (Loss)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015

Asset-based	$(6,790)	$11,471	$(8,799)	$18,953
Asset-light based	1,876	3,280	3,890	7,111
Equipment leasing and services	3,180	(672)	1,865	9,188
Total	$(1,734)	$14,079	$(3,044)	$35,252

Information as to our operating revenue by geographic area is summarized below (in thousands). We allocate operating revenue based on the country of origin of the tractor hauling the freight:

	Operating Revenue
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015

United States	$234,394	$241,843	$468,218	$474,552
Canada	20,697	21,193	41,400	43,138
Mexico	10,634	12,363	21,147	23,830
Consolidated	$265,725	$275,399	$530,765	$541,520

No customer accounted for more than 10% of the Company's total revenue during the three and six months ended December 31, 2016 or December 31, 2015.

5.          Income Taxes

During the three months ended December 31, 2016 and 2015, our effective tax rates were 46.6% and 35.8%, respectively.  During the six months ended December 31, 2016 and 2015, our effective tax rates were 40.8% and 36.3%, respectively.   In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits. The change in the proportion of income from domestic and foreign sources affects our effective tax rate. Income tax expense also varies from the amount computed by applying the statutory federal tax rate to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Under this pay structure, drivers who meet the requirements and elect to receive per diem pay are generally required to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases our drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes.  As a result, salaries, wages, and employee benefits are slightly lower, and our effective income tax rate is higher than the statutory rate.  Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases because aggregate per diem pay becomes smaller in relation to pre-tax income.  Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings and in the number of drivers who elect to be paid under this pay structure.

We follow ASC Topic 740-10-25 in accounting for uncertainty in income taxes ("Topic 740"). Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We account for any uncertainty in income taxes by determining whether it is more likely than not that a tax position taken or expected to be taken in a tax return will be sustained upon examination by the appropriate taxing authority based on the technical merits of the position.  In that regard, we have analyzed filing positions in our federal and applicable state tax returns as well as in all open tax years.  The only periods subject to examination for our federal returns are the 2012 through 2014 tax years.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations, or cash flows.  As of December 31, 2016, we recorded a $0.5 million liability for unrecognized tax benefits, a portion of which represents penalties and interest.

6.            Commitments and Contingencies

The Company is party to certain lawsuits in the ordinary course of business. We are not currently party to any proceedings which we believe will have a material adverse effect on our consolidated financial position or operations.  A Company subsidiary was named as the defendant in Wilmoth et al. v. Celadon Trucking Services, Inc., a class action proceeding. A summary judgment was granted in favor of the plaintiffs and upheld by the Indiana Court of Appeals in February 2017. We plan on appealing this judgment to the Indiana Supreme Court. We believe that we would be successful if the Indiana Supreme Court hears the appeal.  However, we believe there is only a modest possibility that the court will hear the appeal.  Accordingly, we have determined that it is probable that the summary judgment in favor of the plaintiffs will stand.

We had also been named as the defendant in Day et al. v. Celadon Trucking Services, Inc., a second class action proceeding. A judgment was granted in favor of the plaintiffs. We appealed this judgment, but the judgment was subsequently upheld. The estimated damages of $2.4 million were fully reserved in the June 30, 2016 fiscal quarter, and are still accrued for in other accrued expenses as of December 31, 2016.  Subsequent to the quarter ended December 31, 2016, we have made payment on this judgement.

We have planned commitments to add $7.4 million of tractor operating leases over the next twelve months as of December 31, 2016.  Generally, our purchase orders do not become firm commitment orders for which we are irrevocably obligated until shortly before purchase. We may also choose to adjust the timing of our purchases based on performance of existing equipment throughout the year.  Our plans to purchase equipment are reevaluated on a quarter-by-quarter basis. As of December 31, 2016, the Company had outstanding planned purchase commitments of approximately $13 million for facilities and land. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

Standby letters of credit, not reflected in the accompanying condensed consolidated financial statements, aggregated approximately $5.5 million at December 31, 2016. In addition, at December 31, 2016, 500,000 treasury shares were held in a trust as collateral for self-insurance reserves.

7.            Lease Obligations and Long-Term Debt

Lease Obligations

We lease certain revenue, service equipment, and real estate locations under long-term lease agreements, payable in monthly installments.

Equipment obtained under capital leases is reflected on our condensed consolidated balance sheet as owned and the related leases bear interest rates ranging from 1.6% to 3.6% per annum maturing at various dates through 2022.

Assets held under operating leases are not recorded on our condensed consolidated balance sheet. We lease revenue, service equipment and real estate locations under non-cancellable operating leases expiring at various dates through 2023.

Future minimum lease payments relating to capital leases and operating leases as of December 31, 2016 (in thousands):

	Capital Leases	Operating Leases
2017	90,171	29,696
2018	96,411	19,551
2019	13,164	14,025
2020	12,853	11,471
2021	9,273	7,386
Thereafter	61,110	9,306
Total minimum lease payments	$282,982	$91,435
Less amounts representing interest	17,023
Present value of minimum lease payments	265,959
Less current maturities	84,351
Non-current portion	$181,608

During the quarter ended December 31, 2016, we completed a sale-leaseback of several terminals which reduced our property and equipment $11.1 million, net of accumulated depreciation of $4.5 million, and created a deferred gain of $0.5 million. The purpose of the sale-leaseback was to give us flexibility at the end of each lease term. The base lease terms range from three to five years and our future minimum lease payments of $4.5 million are included in the table above.

Long-Term Debt

We had long-term debt, excluding capital leases, of $114.5 million at December 31, 2016, of which $113.9 million relates to our credit facility.

On December 30, 2016, the Company entered into an amendment with the Agent, Wells Fargo Bank, N.A., and Citizens Bank, N.A., both as lenders, which amends that certain Amended and Restated Credit Agreement, dated December 12, 2014, by and among the Company, the Agent, and the other lenders party thereto (the “Credit Agreement”).  The Amendment consented to the Transactions as described in Note 12 and reduced the Aggregate Commitments under the Credit Agreement by $50.0 million on a pro rata basis among the lenders from $300.0 million to $250.0 million.

8.             Fair Value Measurements

ASC 820-10 Fair Value Measurements and Disclosure defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This standard establishes a three-level hierarchy for fair value measurements based upon the significant inputs used to determine fair value. Observable inputs are those which are obtained from market participants external to us, while unobservable inputs are generally developed internally, utilizing management’s estimates assumptions, and specific knowledge of the nature of the assets or liabilities and related markets. The three levels are defined as follows:

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value as of December 31, 2016 and June 30, 2016 (in thousands).

			Level 1		Level 2		Level 3
	Balance at December 31, 2016	Balance at June 30, 2016	Balance at December 31, 2016	Balance at June 30, 2016	Balance at December 31, 2016	Balance at June 30, 2016	Balance at December 31, 2016	Balance at June 30, 2016
Fuel derivatives	464	(95)	---	---	464	(95)	---	---

Our other financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term debt, and capital lease obligations.  At December 31, 2016 the fair value of these instruments were approximated by their carrying values.

9.            Fuel Derivatives

In our day-to-day business activities, we are exposed to certain market risks, including the effects of changes in fuel prices. We review ways to reduce the potentially adverse effects that the volatility of fuel markets may have on operating results. In an effort to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we may enter into futures contracts. These instruments will be Gulf Coast Diesel futures contracts as the related index, New York Mercantile Exchange (“NYMEX”), generally exhibits high correlation with the changes in the dollars of the forecasted purchase of diesel fuel. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

We have entered into futures contracts relating to 1,134,000 total gallons of diesel fuel, or an average of 162,000 gallons per month for January 2017 through July 2017, which is approximately 4.8% of our monthly projected fuel requirements through July 2017.   Under these contracts, we pay a fixed rate per gallon of Gulf Coast Diesel and receive the monthly average price of Gulf Coast Diesel per the NYMEX.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly.  If our analysis shows that the derivatives are not highly effective as hedges, we will discontinue hedge accounting for the period and prospectively recognize changes in the fair value of the derivative being recognized through earnings.  As a result of our effectiveness assessment at inception and at December 31, 2016, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.  Accordingly, we have designated the respective hedges as cash flow hedges.

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

The amount recorded in accumulated other comprehensive income as of December 31, 2016 is $0.5 million of gain.  The accumulated other comprehensive income will fluctuate with changes in fuel prices. Amounts ultimately recognized in the condensed consolidated statements of income as fuel expense, due to the actual diesel fuel purchases, will depend on the fair value as of the date of settlement.

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties with which we have these agreements.  Our credit exposure related to these financial instruments is represented by the fair value of contracts reported as assets.  To evaluate credit risk, we review each counterparty's audited financial statements and credit ratings and obtain references.  Any credit valuation adjustments deemed necessary would be reflected in the fair value of the instrument.  As of December 31, 2016, we had not made any such adjustments.

10.          Dividend

On October 25, 2016, we declared a cash dividend of $0.02 per share of common stock.  The dividend was payable to shareholders of record on January 6, 2017, and was paid on January 20, 2017. Future payment of cash dividends, and the amount of any such dividends, will depend on our financial condition, results of operations, cash requirements, tax treatment, restrictions under our primary credit agreement, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

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

The following table summarizes intangible assets, included as a component of other assets in the accompanying condensed consolidated financial statements (in thousands):

	Intangible assets
	June 30, 2016	Current year changes	December 31, 2016
Gross carrying amount	$8,096	---	$8,096
Accumulated amortization	1,210	$304	1,514
	$6,886	$304	$6,582

The following table summarizes goodwill (in thousands):

	Goodwill
	June 30, 2016	Current year changes	December 31, 2016
Asset-based	$61,083	---	$61,083
Asset-light based	$1,368	---	$1,368
Total Goodwill	$62,451	---	$62,451

12.          Non-Controlling Investment

In December 2016, the Company, Quality Companies LLC, a wholly-owned subsidiary of the Company (“Quality”), Quality Equipment Leasing, LLC, a wholly-owned subsidiary of the Company (“Leasing”), 19th Capital Group, LLC, a non-controlling investment of the Company before and after the transactions described below (“19th Capital”), Element Transportation LLC (“Element”), and certain other parties entered into a series of simultaneous agreements and related transactions (collectively, the “Transactions”), pursuant to which substantially all tractors under management by Quality and owned by Element, 19th Capital, Quality, and Leasing have been combined into 19th Capital as a joint venture primarily between the Company and Element.  After the Transactions, the Company and Element each own a non-controlling approximately 49.99% interest in 19th Capital, which at December 31, 2016, held the rights to over 10,000 tractors for use in leasing operations. The Company recorded $100.0 million as a minority investment and will record operating results of the joint venture using the equity method of accounting. The Transactions included the following:

•
Redemption of Existing Members: 19th Capital redeemed all of its issued and outstanding membership interests, including those owned by the Company, for $15.7 million in cash.  The Company's proceeds from the redemption were approximately $4.6 million in cash.  The proceeds received relate primarily to the original $2.0 million that had been invested by the Company in 2015 and its proportionate share of undistributed earnings from inception.  The Company recorded a net gain on the redemption of approximately $0.3 million, reflecting the excess of redemption proceeds over the initial investment plus equity income profits previously recognized.  In addition to the redemption amount, the Company is entitled to receive approximately $2.5 million in restricted cash when the restrictions lapse.  The Company has evaluated this receivable under ASC 450 – Contingencies and has not recorded a receivable within our financial statements at this time.  If and when collected, this amount would be recorded as income.

•
Deferred Sale with 19th Capital: As part of the Transactions the Company received proceeds of $6.7 million in payment of deferred purchase price from a sale of equipment to 19th Capital in the June 30, 2016 quarter.  This collection triggered sales accounting treatment for leased assets where recognition of the sale was deferred and leased assets remained on the Company’s balance sheet. As a result, the Company removed $34.6 million of “Leased assets” and $26.0 million of liabilities recorded within “Lease servicing liabilities” and “Other long term liabilities”.  The Company did not recognize any gain or loss with this transaction.

•
Sale to Element: The Company sold tractors and trailers and assigned the related leases to Element for approximately $50.0 million.  There was no material gain or loss on the disposition of this equipment.

•
Receipt of Lease Servicing Advance (“Perfect Pay”): The Company received $31.8 million in cash related to a receivable from Element related to the Company’s Perfect Pay obligations under the prior service agreements with Element.

•
Contribution by the Company:  The Company (i) contributed $35.3 million in cash to 19th Capital, (ii) conveyed to 19th Capital equipment (primarily tractors) categorized as equipment held for sale, leasing assets held for sale, or leasing assets used, with a net book value of $56.0 million, (iii) received credit for $1.1 million of amounts owed to the Company by 19th Capital and (iv) contributed $7.6 million of the remaining consideration due from 19th Capital related to a September 30, 2016 deferred sale transaction with 19th Capital that was previously recorded as a financing transaction under GAAP.  The contribution of the $7.6 million resulted in the removal of “Leased assets” of $21.9 million and $14.3 million of liabilities recorded within “Lease servicing liabilities” and “Other long term liabilities”.  In consideration of the foregoing, 19th Capital (i) issued to the Company membership units of 19th Capital, which, after the consummation of the Transactions, constituted approximately 49.99% of the issued and outstanding units of 19th Capital.

•	Summary of Transactions: The following table summarizes the Company’s total contribution to 19th Capital at closing (in thousands):

Contribution	Description
$56,000	Equipment contributed to 19th Capital at closing
7,600	Contribution of deferred sale receivable
35,300	Cash contributed to 19th Capital
1,100	Receivable due from 19th Capital
$100,000	Total contribution to 19th Capital at closing

Under our agreements with 19th Capital, Quality will provide administrative and servicing support for 19th Capital’s lease and financing portfolio, certain driver recruiting, lease payment remittance, maintenance, and insurance services.  The Company receives a monthly fee for each leased asset.  While the transaction closed on December 30, 2016, the servicing agreements became effective December 1.  The Company recorded lease servicing revenue of $1.0 million and maintenance revenue of $3.4 million during December 2016.  Both amounts are recorded as receivables on our condensed consolidated balance sheet.  We have collected $11.1 million of lease payments as of December 31, 2016 that we owe to 19th Capital which is recorded on our consolidated balance sheet as an accrual.  Additionally, we have $5.9 million of receivables relating to previous maintenance and service agreements that were assumed by 19th Capital.

13.          Equipment Leasing and Services Segment

We have routinely entered into leases as lessors with independent contractors which we classify and record as operating leases.  From time to time we have assigned these leases and sold the underlying assets to third party financing companies. In addition, we have sold unleased assets in the used markets.  Total net proceeds and net gain as a result of these transactions during the three months ended December 31, 2016 were $82.0 million and $0.5 million, respectively, compared to $121.3 million and $7.2 million, respectively, during the three months ended December 31, 2015. Total net proceeds and net gain as a result of these transactions during the six months ended December 31, 2016 were $134.6 million and $1.8 million, respectively, compared to $273.9 million and $21.9 million, respectively, during the six months ended December 31, 2015. The sales figures noted for the three and six months ended December 31, 2016, include the assets sold to Element in connection with the Transactions, but do not include the assets that were contributed to 19th Capital. The $3.2 million of net operating income reported under the equipment leasing and services segment for the three months ended December 31, 2016 includes $0.5 million in gains recorded on a net basis for such period, less operating expenses associated with this segment. The $1.7 million of net operating income reported under the equipment leasing and services segment for the six months ended December 31, 2016 includes $1.8 million in gains recorded on a net basis for such period, less operating expenses associated with this segment.

As of December 31, 2016, we had completed a joint venture transaction involving 19th Capital and Element, our major third party financing providers, as disclosed in note 12. As part of this arrangement and the related agreements, assets that were previously recorded on our balance sheet for the equipment leasing and services segment were sold or contributed to the entity in which we hold a non-controlling investment, 19th Capital. This segment will continue to provide administrative and servicing support for all assets owned by 19th Capital and will receive monthly servicing revenue. The new service agreement does not contain any payment remitting, “Perfect Pay” or similar obligation on the part of the Company or its subsidiaries.  We have no plans for our equipment leasing and services segment to engage in any significant equipment leasing and sales at this time, other than equipment previously used in our trucking fleet.

14.	Recent Accounting Pronouncements

In August 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-14 deferring the effective date of ASU No. 2014-09, "Revenue from Contracts with Customers" (ASC Topic 606): ("ASU 2014-09"), which requires the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will affect any organization that either enters into contracts with customers to transfer goods or services.  This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2017, and early adoption is permitted. Our intention is to adopt this ASU on its effective date, which is our fiscal 2019 period. An entity can apply the new revenue standard retrospectively to each prior reporting period presented or with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is still evaluating which adoption method to apply for this ASU. The Company is still in the early stages of reviewing and determining the impact to our consolidated financial statements. The Company has not completed its analysis of the anticipated impact on our consolidated financial statements. The impact may potentially be material, but has not yet been quantified.

In November 2015, the FASB issued ASU No. 2015-17 "Income Taxes"(ASC Topic 740), to simplify the presentation of deferred income taxes. The guidance in this update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance will affect any entity that presents a classified statement of financial position. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016, and early adoption is permitted. The Company has early adopted this update. Adoption of this update impacted our consolidated balance sheet by reclassifying current deferred tax assets of approximately $5 million and $1 million to offset our long-term deferred tax liabilities for the June 30, 2016 and December 31, 2016 balances, respectively.

In February 2016, the FASB issued ASU No. 2016-02 "Leases"(ASC Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance will affect any entity that enters into a lease. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2018, and early adoption is permitted. Our intention is to adopt this ASU on its effective date, which is our fiscal 2020 period. The Company will be required to use the modified retrospective transition method for all existing leases. Accordingly, the Company will apply the new accounting model for the earliest year presented in the consolidated financial statements. The Company is currently in the early stages of the process of determining the approach to adopting the standard, as well as the anticipated impact to the Company’s consolidated financial statements. The impact to the Company’s consolidated financial statements is expected to be material, but has not yet been quantified and will depend on our mix of debt, capital leases, and operating leases to finance equipment and other capital expenditures. The future implementation of the new ASU will likely not have an impact on our compliance with our current financial covenants under our credit facility.

In March 2016, the FASB issued ASU No. 2016-09 "Compensation - Stock Compensation"(ASC Topic 718), to simplify various aspects of accounting for stock-based compensation, including income tax consequences, classification of awards as equity or liability, as well as classification of activities within the statement of cash flows. This guidance will affect any entity that issues share-based payment awards to their employees. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016, and early adoption will be permitted. The Company is currently evaluating the anticipated adoption date of this ASU. The adoption method will vary based on the transaction type. The Company is still in the evaluation process of determining the impact of the implementation of this ASU to our consolidated financial statements.  The Company also cannot predict the impact on our consolidated financial statements in future reporting periods following adoption of this ASU as this will be dependent on various factors, including the number of shares issued and changes in the price of our stock between grant date and settlement date.

15.          Change in depreciable lives of property and equipment

In accordance with its policy, the Company reviews the estimated useful lives of its fixed assets on an ongoing basis. This review indicated that the actual lives of certain tractors and trailers were longer than the estimated useful lives used for depreciation purposes in the Company’s financial statements. As a result, effective October 1, 2015, the Company changed its estimates of the useful lives and salvage value of certain tractors and trailers to better reflect the estimated periods during which these assets will remain in service. The estimated useful lives of the tractors and trailers that previously were 3 years for tractors and 7 years for trailers were increased to 4 years for tractors and 10 years for trailers. The effect of this change in estimate reduced depreciation expense for the three months ended December 31, 2016 by $0.6 million, increased net income by $0.4 million, and increased basic and diluted earnings per share by $0.01. The effect of this change in estimate reduced depreciation expense for the three months ended December 31, 2015 by $2.9 million, increased net income by $1.7 million, and increased basic and diluted earnings per share by $0.06.  This change for the six months ended December 31, 2016, reduced depreciation by $2.3 million, increased net income by $1.4 million, and increased basic and diluted earnings per share by $0.05. As the change went into effect on October 1, 2015, the impact for the six months ended December 31, 2015 would be the same as the impact for the three months ended December 31, 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Forward-Looking Statements

Except for certain historical information contained herein, this report contains certain statements that may be considered "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of revenues, earnings, cash flows, dividends, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed acquisition plans, new services, or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing.  In this Form 10-Q, statements regarding our ability to reduce future fuel consumption and increase fuel efficiency, future prices of fuel, future use and effectiveness of fuel hedging contracts, future dispositions of equipment, future freight rates, future industry capacity, future purchased transportation expenses, future costs of maintenance and operations, future driver market conditions, future driver recruiting and retention costs, future costs of salaries, wages, and benefits, future depreciation and gains on sale of equipment, future income tax rates, credits, or adjustments,  future insurance and claims expenses, our ability to grow our independent contractor fleet, the potential outcome and materiality of pending litigation, expected capital expenditures (including investments in revenue equipment), the likelihood and impact of future acquisitions, our future ability to fund operating expenses, future used equipment values (including the value of equipment subject to operating leases relative to our payment obligations under such operating leases), future impact of foreign currency exchange rates, future dividends, future revenue and growth, future sources of liquidity, potential liquidity constraints, the impact of recent accounting pronouncements on future periods, future accounting methods used to record investments, and future lease portfolio servicing arrangements, among others, are forward-looking statements. Words such as "believe," "may," "could," "will," "expects," "hopes," "estimates," "projects," "intends," "anticipates," and "likely," and variations of these words, or similar expressions, terms, or phrases, are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks, assumptions, and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended June 30, 2016, along with any supplements in Part II below.  Readers should review and consider the factors discussed in "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended June 30, 2016, along with any supplements in Part II below, in addition to various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Business Overview

We are one of North America's twenty largest truckload carriers as measured by revenue, generating approximately $1.1 billion in operating revenue during our fiscal year ended June 30, 2016. We provide asset-based dry-van truckload carrier and rail services, asset-based temperature-controlled truckload carrier and rail services, asset-based flatbed truckload carrier services, and asset-light-based services including brokerage services, LTL, temperature-controlled and warehousing services. Through our asset-based and asset-light-based services, we are able to transport or arrange for transportation throughout the United States, Canada, and Mexico.

We generated approximately 34% of our revenue in fiscal 2016 from services provided internationally, and we believe the size of our international operations, including the frequency of our annual border crossings, make us one of the largest providers of international truckload movements in North America. We believe that our strategically located terminals and experience with the unique regulatory and logistical requirements of each North American country provide a competitive advantage in the international trucking marketplace. We believe our international operations offer an attractive business niche.  We have increased our other business offerings in the recent past including brokerage services, LTL, temperature-controlled, flatbed and dedicated services.  We expect to continue to grow these offerings with our customers in the future.

Recent Results of Operations

Our results of operations for the quarter ended December 31, 2016, compared to the same period in 2015 are:

•	Total revenue decreased 3.5% to $265.7 million from $275.4 million;
•	Freight revenue, which excludes fuel surcharges, decreased 2.8% to $242.3 million from $249.3 million;
•	Net income (loss) decreased 122.7% to ($1.5) million from $6.6 million; and
•	Net income (loss) per diluted share decreased 125.0% to ($0.06) from $0.24.

In the quarter ended December 31, 2016, average revenue per loaded mile decreased to $1.909 from $1.917 in the quarter ended December 31, 2015. Average revenue per tractor per week increased 2.6%, which resulted primarily from a 10.4% decrease in average seated tractor count offset by a lackluster freight environment.

Our average seated line haul tractors decreased to 4,764 tractors in the quarter ended December 31, 2016, compared to 5,314 tractors for the same quarter a year ago. The net change of 550 units is comprised of a 258-unit decrease in company tractors and a 292-unit decrease in independent contractor tractors. The number of tractors operated by independent contractors represented 33.2% of our total fleet as of December 31, 2016.

At December 31, 2016, our total balance sheet debt, including our line of credit and capital leases, was $380.5 million and our total stockholders' equity was $368.2 million, for a total debt to capitalization ratio of 50.8%.  At December 31, 2016, we had $130.6 million of available borrowing capacity under our revolving credit facility.

As previously announced, in December 2016, we and Element entered into a joint venture, 19th Capital, which combined leasing portfolios of leasing assets managed by our Quality subsidiaries, into one entity.  As a result of the transaction, we sold or contributed assets previously held on the balance sheet in revenue equipment held for sale, leased assets held for sale, and leased assets.  Our investment into 19th Capital was $100 million, which included $35.3 million in cash, $63.6 million in net equipment assets, and a credit of $1.1 million for undistributed cash in the previous minority owned 19th Capital.  Celadon also received net cash of $57.8 million at closing.  Shortly before closing of the joint venture, the previous ownership structure of 19th Capital was redeemed.

Going forward, we intend for our Quality subsidiaries to service the leasing portfolio of 19th Capital in exchange for a monthly servicing fee per tractor.  We expect to record 49.999975% of the joint venture’s income or loss under "income (loss) from equity method investment" on the income statement.  We do not expect to have any material equipment sales and purchases related to the leasing business going forward.  However, our Quality subsidiaries will continue to dispose of equipment previously used within our trucking operation. The trucking operation will continue to acquire assets separately for its operational needs.

As with the first quarter of fiscal 2017, the second quarter was characterized by lackluster freight volumes, plentiful industry-wide capacity in most markets, and significant rate pressure from customers during contractual negotiations.  As we continue to face a challenging rate environment, we remain focused on revenue improvement through four initiatives: growing our dedicated operations, creating more lane density in core operating lanes, increasing team count to improve utilization, and increasing asset-light revenue.

Revenue and Expenses

We primarily generate revenue by transporting freight for our customers, by arranging for transportation of their freight, and through ancillary services through our Quality division.

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

Results of Operations

The following table sets forth the percentage relationship of expense items to operating and freight revenue for the periods indicated:

	Three months ended		Six months ended
	December 31,		December 31,
	2016	2015	2016	2015

Operating revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages, and employee benefits	29.9%	31.2%	30.6%	30.9%
Fuel	10.3%	9.7%	10.1%	10.1%
Purchased transportation	32.2%	34.1%	33.1%	33.8%
Revenue equipment rentals	3.5%	0.8%	3.5%	0.8%
Operations and maintenance	8.3%	6.6%	7.8%	6.6%
Insurance and claims	5.2%	2.8%	4.2%	2.7%
Depreciation and amortization	6.4%	7.0%	6.8%	7.5%
Communications and utilities	1.0%	0.9%	0.9%	0.9%
Operating taxes and licenses	1.8%	2.0%	1.7%	1.9%
General and other operating	2.3%	1.7%	2.2%	1.7%
Gain on disposition of equipment	(0.2%)	(2.0%)	(0.3%)	(3.4%)
Total operating expenses	100.7%	94.8%	100.6%	93.5%

Operating income (loss)	(0.7%)	5.2%	(0.6%)	6.5%

Other expense (income)	0.4%	1.4%	0.8%	1.3%

Income (loss) before income taxes	(1.1%)	3.8%	(1.4%)	5.2%
Income tax (benefit) expense	(0.5%)	1.3%	(0.6%)	1.9%

Net income (loss)	(0.6%)	2.5%	(0.8%)	3.3%

	Three months ended		Six months ended
	December 31,		December 31,
	2016	2015	2016	2015

Freight revenue(1)	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages, and employee benefits	32.8%	34.5%	33.5%	34.3%
Fuel(1)	1.6%	0.2%	1.4%	0.0%
Purchased transportation	35.3%	37.7%	36.4%	37.5%
Revenue equipment rentals	3.8%	0.9%	3.9%	0.9%
Operations and maintenance	9.1%	7.3%	8.5%	7.4%
Insurance and claims	5.7%	3.1%	4.5%	3.0%
Depreciation and amortization	7.0%	7.7%	7.5%	8.4%
Communications and utilities	1.1%	1.0%	1.0%	1.0%
Operating taxes and licenses	2.0%	2.2%	1.9%	2.2%
General and other operating	2.5%	1.9%	2.4%	1.9%
Gain on disposition of equipment	(0.2%)	(2.2%)	(0.4%)	(3.8%)
Total operating expenses	100.7%	94.3%	100.6%	92.8%

Operating income (loss)	(0.7%)	5.7%	(0.6%)	7.2%

Other expense (income)	0.5%	1.5%	0.9%	1.4%

Income (loss) before income taxes	(1.2%)	4.2%	(1.5%)	5.8%
Income tax (benefit) expense	(0.6%)	1.5%	(0.6%)	2.1%

Net income (loss)	(0.6%)	2.7%	(0.9%)	3.7%

(1)
Freight revenue is total revenue less fuel surcharges. In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense. Fuel surcharges were $23.4 million and $26.1 million for the second quarter of fiscal 2017 and 2016, respectively, and $46.9 million and $54.4 million for the six months ended December 31, 2016 and 2015, respectively. Freight revenue is not a recognized measure under GAAP and should not be considered an alternative to or superior to other measures derived in accordance with GAAP. We believe our presentation of freight revenue and our discussion of various expenses as a percentage of freight revenue is a useful way to evaluate our core operating performance.

Comparison of Three Months Ended December 31, 2016 to Three Months Ended December 31, 2015

Total revenue decreased by $9.7 million, or 3.5%, to $265.7 million for the second quarter of fiscal 2017, from $275.4 million for the second quarter of fiscal 2016.  Freight revenue decreased by $7.0 million, or 2.8%, to $242.3 million for the second quarter of fiscal 2017, from $249.3 million for the second quarter of fiscal 2016. These decreases were attributable to a decline in seated tractors, and a decrease in loaded miles to 92.4 million for the second quarter of fiscal 2017 from 100.0 million in the second quarter of fiscal 2016. The decrease in loaded miles was also the result of a decrease in average seated line-haul tractors to 4,774 in the second quarter of fiscal 2017, from 5,314 in the second quarter of fiscal 2016.  Revenue per loaded mile decreased to $1.909 for the second quarter of fiscal 2017 from $1.917 for the second quarter of fiscal 2016, primarily as a result of downward pressures in contractual and spot market rates and a higher than normal number of loads with unpaid miles.  Average miles per seated tractor per week have increased by 57 miles in the fiscal 2017 quarter compared to the fiscal 2016 quarter, to 1,761 from 1,704, partially as a result of the decline in our seated tractor counts. This combination of factors resulted in a net increase in average revenue per seated tractor per week, which is our primary measure of asset productivity, to $2,847 in the second quarter of fiscal 2017, from $2,775 for the second quarter of fiscal 2016. Going forward, our primary focus with respect to revenue-based operating statistics is improving average revenue per seated tractor per week.

Revenue for our asset-light-based segment decreased to $31.0 million in the second quarter of fiscal 2017 from $32.9 million in the second quarter of fiscal 2016.  We expect our asset-light business to experience moderate revenue growth going forward as we continue to take advantage of synergies created through our acquisitions and leverage specialized service capabilities of acquired businesses. In the third and fourth quarters of fiscal 2017, we anticipate seeking to convert as many customer accounts as possible to allow brokerage capability with respect to freight that moves outside our preferred lanes.

Revenue from our equipment leasing and services segment increased to $16.2 million in the second quarter of fiscal 2017 from $6.1 million in the second quarter of fiscal 2016.  Our equipment leasing and services segment consists of tractor and trailer leasing. This segment also includes revenues from insurance, maintenance, and other ancillary services that we provide for, or make available to, independent contractors. This revenue line may be volatile in the near term due to our discontinuation of leasing operations and increase in maintenance and contract revenue.

Fuel surcharge revenue decreased to $23.4 million in the second quarter of fiscal 2017 from $26.1 million for the second quarter of fiscal 2016 due to a decrease in loaded miles from the second quarter of fiscal 2016.

Salaries, wages, and employee benefits were $79.5 million, or 29.9% of total revenue and 32.8% of freight revenue, for the second quarter of fiscal 2017, compared to $85.9 million, or 31.2% of total revenue and 34.5% of freight revenue, for the second quarter of fiscal 2016. These decreases were the result of a decline in driver payroll expense related to the decrease in the number of Company drivers. Decreased administrative payroll also contributed to the overall decline in salaries, wages, and employee benefits. Although we expect the market for drivers to remain competitive and place ongoing pressure on these types of expenses, we believe our increased focus on eliminating recruiting redundancies and generating back office efficiencies will cause this category to remain flat as a percentage of revenue over the next several quarters.

Fuel expenses, without reduction for fuel surcharge revenue, increased to $27.3 million, or 10.3% of total revenue, for the second quarter of fiscal 2017, compared to $26.7 million, or 9.7% of total revenue, for the second quarter of fiscal 2016. Fuel expenses, net of fuel surcharge revenue, increased to $3.9 million, or 1.6% of freight revenue, for the second quarter of fiscal 2017, compared to $0.6 million, or 0.2% of freight revenue, for the second quarter of fiscal 2016. These increases are attributable to an increase in the weekly on-highway diesel prices of $0.005 per gallon, from $2.428 in the second quarter of fiscal 2016 to $2.433 in the second quarter of fiscal 2017, partially offset by a decrease in total miles in the fiscal 2017 quarter compared to the fiscal 2016 quarter. Increased idling time has decreased the average miles per gallon to 7.653 for the second quarter of fiscal 2017 period from 7.753 for the second quarter of fiscal 2016.  We expect that our continued efforts to reduce idling and operate more fuel-efficient tractors and aerodynamic trailers will have a positive impact on our miles per gallon going forward.

Revenue equipment rentals increased to $9.2 million, or 3.5% of total revenues and 3.8% of freight revenue, for the second quarter of fiscal 2017, from $2.2 million, or 0.8% of total revenues and 0.9% of freight revenue, for the second quarter of fiscal 2016.  Our rental expense increased primarily due to additional trailer units held under operating leases.  The increase included increased rental costs of approximately $3.1 million attributable to our sale leaseback transaction on approximately 4,700 trailers in the fourth quarter of fiscal 2016.  We believe that rents related to this transaction are temporary as we seek to strategically remove a portion of these trailers from service while minimizing operating disruption.  Operating leases have become an increasingly important source of financing for our revenue equipment and certain real estate, and we would expect this line item to remain higher than historical levels in the near term.

Purchased transportation decreased to $85.6 million, or 32.2% of total revenues and 35.3% of freight revenue, for the second quarter of fiscal 2017, from $93.9 million, or 34.1% of total revenues and 37.7% of freight revenue, for the second quarter of fiscal 2016. These decreases are primarily related to decreases in the total miles driven by independent contractors, partially offset by increases in LTL/brokerage expenses. Purchased transportation will increase if we are successful in our efforts to increase our LTL/brokerage and intermodal transportation businesses and reverse the decline in our average number of independent contractors when compared to the second quarter of fiscal 2016.

Operations and maintenance increased to $22.1 million, or 8.3% of total revenue and 9.1% of freight revenue, for the second quarter of fiscal 2017, from $18.2 million, or 6.6% of total revenue and 7.3% of freight revenue, for the second quarter of fiscal 2016. Operations and maintenance consist of direct operating expense, maintenance, and tire expense. These increases were primarily due to the newly signed service agreements for Quality’s third party maintenance business and maintenance servicing for the leasing portfolio. Within our asset-based segment we expect maintenance expenses to fluctuate with average equipment age, trade cycles, and mix of Company trucks or independent contractors.

Insurance and claims expense increased to $13.7 million, or 5.2% of total revenue and 5.7% of freight revenue, for the second quarter of fiscal 2017, from $7.7 million, or 2.8% of total revenue and 3.1% of freight revenue, for the second quarter of fiscal 2016.  Insurance consists of premiums for liability, physical damage, cargo damage, and workers' compensation insurance, in addition to claims expense. Our insurance program involves self-insurance at various risk retention levels. Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We periodically review and adjust our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume. Insurance and claims expense will vary based upon the frequency and severity of claims, the level of self-insurance, and premium expense.  During the second quarter of fiscal 2017 we accrued $4.6 million related to Wilmoth et al. v. Celadon Trucking Services, Inc., a class action proceeding. A summary judgment was granted in favor of the plaintiffs in December 2014 and was upheld by the Indiana Court of Appeals in February 2017.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased to $17.0 million, or 6.4% of total revenue and 7.0% of freight revenue, for the second quarter of fiscal 2017, from $19.2 million, or 7.0% of total revenue and 7.7% of freight revenue, for the second quarter of fiscal 2016. The decrease in absolute dollars was primarily attributable to a decrease in owned tractors and trailers as we downsized our fleet to better reflect freight demand and completed the sale-leaseback of trailers described above.

General and other operating expense increased to $6.3 million, or 2.3% of total revenue and 2.5% of freight revenue, for the second quarter of fiscal 2017, from $4.8 million, or 1.7% of total revenue and 1.9% of freight revenue for the second quarter of fiscal 2016. General and other operating expenses are mainly made up of computer software maintenance expenses, legal fees, and other administrative expenses.

Gain on sale of revenue equipment decreased from $5.5 million in second quarter of fiscal 2016 to $0.5 million in second quarter of fiscal 2017.  This decrease was due to decreased equipment sales to third parties and a weaker used tractor market. We expect gain (loss) on sale with respect to revenue equipment to be relatively small for the balance of fiscal 2017.  Gain (loss) on sale can vary significantly due to a variety of factors, including availability of replacement equipment and conditions in the new and used equipment markets.  Other than in connection with equipment turnover in our trucking operations fleet, we have no plans for our equipment leasing and services segment to acquire additional assets to lease or sell any significant additional leases and the underlying equipment at this time.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses. Accordingly, we have not provided a detailed discussion of such expenses.

Our operating income (loss), which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, decreased to (0.7%) of total revenue and decreased to (0.7%) of freight revenue for second quarter of fiscal 2017, from 5.2% of total revenue and 5.7% of freight revenue for the second quarter of fiscal 2016.

Income taxes decreased to a benefit of $1.3 million, with an effective tax rate of 46.6%, for the second quarter of fiscal 2017, from an expense of $3.7 million, with an effective tax rate of 35.8%, for the second quarter of fiscal 2016. The decrease is related primarily to the decrease in income before income taxes.  Going forward, we expect our effective tax rate will be approximately 35% to 38%. As pre-tax net income increases, our non-deductible expenses, such as per diem expense, have a lesser impact on our effective rate.  Furthermore, the effective rate in foreign countries is lower than that in the United States. Therefore, as our percentage of income attributable to foreign income changes, our total income tax effective rate will also change.

Comparison of Six Months Ended December 31, 2016 to Six Months Ended December 31, 2015

Total revenue decreased by $10.8 million, or 2.0%, to $530.8 million for the six months ended December 31, 2016, (“the fiscal 2017 period”), from $541.5 million for the six months ended December 31, 2015, (“the fiscal 2016 period”).  Freight revenue decreased by $3.3 million, or 0.7%, to $483.8 million for the fiscal 2017 period, from $487.1 million for the fiscal 2016 period. These decreases were attributable to a decline in loaded miles to 190.0 million for the fiscal 2017 period from 200.4 million for the fiscal 2016 period. Revenue per loaded mile also declined to $1.885 for the fiscal 2017 period from $1.891 for the fiscal 2016 period. The decrease in loaded miles was the result of a decrease in average seated line-haul tractors to 4,823 in the fiscal 2017 period, from 5,128 in the fiscal 2016 period. Slightly offsetting these decreases was an increase in miles per seated truck of 2.5% versus the first six months of fiscal 2016. Going forward, our primary focus with respect to revenue-based operating statistics is improving average revenue per seated tractor per week.

Revenue for our asset-light segment decreased to $62.6 million in the fiscal 2017 period from $63.5 million in the fiscal 2016 period primarily based on decreases in our intermodal revenues. We expect our asset-light business to experience moderate revenue growth going forward as we continue to take advantage of synergies created through our acquisitions and leverage specialized service capabilities of acquired businesses.  In the third and fourth quarters of fiscal 2017, we anticipate seeking to convert as many customer accounts as possible to allow brokerage capability with respect to freight that moves outside our preferred lanes.

Revenue from our equipment leasing and services segment increased to $26.3 million in the fiscal 2017 period from $10.9 million in the fiscal 2016 period. Our equipment leasing and services segment consists of tractor and trailer leasing. This segment also includes revenues from insurance, maintenance, and other ancillary services that we provide for, or make available to, independent contractors. This revenue line may be volatile in the near term due to the change in our leasing operations and increase in maintenance and contract revenue.

Fuel surcharge revenue decreased to $46.9 million for the fiscal 2017 period from $54.4 million for the fiscal 2016 period due to an decrease in loaded miles.

Salaries, wages, and employee benefits were $162.3 million, or 30.6% of total revenue and 33.5% of freight revenue, for the fiscal 2017 period, compared to $167.4 million, or 30.9% of total revenue and 34.3% of freight revenue, for the fiscal 2016 period.  These decreases were the result of a decline in driver payroll expense related to the decrease in the number of Company drivers. Decreased administrative payroll also contributed to the overall decline in salaries, wages, and employee benefits. Although we expect the market for drivers to remain competitive and place ongoing pressure on these types of expenses, we believe our increased focus on eliminating recruiting redundancies and generating back office efficiencies will cause this category to remain flat as a percentage of revenue over the next several quarters.

Fuel expenses, without reduction for fuel surcharge revenue, decreased to $53.6 million, or 10.1% of total revenue, for the fiscal 2017 period, compared to $54.4 million, or 10.1% of total revenue, for the fiscal 2016 period. Fuel expenses, net of fuel surcharge revenue, increased to $6.7 million, or 1.4% of freight revenue, for the fiscal 2017 period, compared to $0.0 million, or 0% of freight revenue, for the fiscal 2016 period.  The decrease was mainly caused by a 5.0% decline in dispatch miles from the fiscal 2016 period. These decreases were also caused by a decrease in the weekly on-highway diesel prices of $0.125 per gallon, from $2.522 to $2.397 in the fiscal 2017 period compared to the fiscal 2016 period.  These decreases were offset by a decrease in the average miles per gallon. Miles per gallon decreased to 7.661 for the fiscal 2017 period from 7.800 for the fiscal 2016 period. We expect that our continued efforts to reduce idling and operate more fuel-efficient tractors and aerodynamic trailers will have a positive impact on our miles per gallon going forward.

Revenue equipment rentals increased to $18.7 million, or 3.5% of total revenues and 3.8% of freight revenue, for fiscal 2017 period, from $4.4 million, or 0.8% of total revenues and 0.9% of freight revenue, for the fiscal 2016 period.  Our rental expense increased primarily due to additional trailer units held under operating leases.  The increase included increased rental costs of approximately $6.4 million attributable to our sale leaseback transaction on approximately 4,700 trailers in the fourth quarter of fiscal 2016.  We believe that rents related to this transaction are temporary as we seek to strategically remove a portion of these trailers from service while minimizing operating disruption.  Operating leases have become an increasingly important source of financing for our revenue equipment and certain real estate, and we would expect this line item to remain higher than historical levels in the near term.

Purchased transportation decreased to $175.9 million, or 33.1% of total revenues and 36.4% of freight revenue, for the fiscal 2017 period, from $183.0 million, or 33.8% of total revenues and 37.5% of freight revenue, for the fiscal 2016 period. These decreases are primarily related to decreases in the total miles driven by independent contractors, partially offset by increases in LTL/brokerage expenses. Purchased transportation will increase if we are successful in our efforts to increase our LTL/brokerage and intermodal transportation businesses and reverse the decline in our average number of independent contractors when compared to the second quarter of fiscal 2016.

Operations and maintenance increased to $41.3 million, or 7.8% of total revenue and 8.5% of freight revenue, for the fiscal 2017 period, from $35.8 million, or 6.6% of total revenue and 7.4% of freight revenue, for the fiscal 2016 period. Operations and maintenance consist of direct operating expense, maintenance, and tire expense. These increases were primarily due to the newly signed service agreements for Quality’s third party maintenance business and maintenance servicing for the leasing portfolio. Within our asset-based segment we expect maintenance expenses to fluctuate with average equipment age, trade cycles, and mix of Company trucks and independent contractors.

Insurance and claims expense increased to $21.9 million, or 4.2% of total revenue and 4.5% of freight revenue, for the fiscal 2017 period, from $14.6 million, or 2.7% of total revenue and 3.0% of freight revenue, for the fiscal 2016 period.  Insurance consists of premiums for liability, physical damage, cargo damage, and workers' compensation insurance, in addition to claims expense.  Our insurance program involves self-insurance at various risk retention levels.  Claims in excess of these risk levels are covered by insurance in amounts we consider to be adequate. We accrue for the uninsured portion of claims based on known claims and historical experience. We periodically review and adjust our insurance program to maintain a balance between premium expense and the risk retention we are willing to assume. Insurance and claims expense will vary based upon the frequency and severity of claims, the level of self-insurance, and premium expense. During the second quarter of fiscal 2017 we accrued $4.6 million related to Wilmoth et al. v. Celadon Trucking Services, Inc., a class action proceeding. A summary judgment was granted in favor of the plaintiffs in December 2014 and was upheld by the Indiana Court of Appeals in February 2017.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased to $36.3 million, or 6.8% of total revenue and 7.5% of freight revenue, for the fiscal 2017 period, compared to $40.8 million, or 7.5% of total revenue and 8.4% of freight revenue, for the fiscal 2016 period. The decrease in absolute dollars was primarily attributable to a decrease in owned tractors and trailers as we downsized our fleet to better reflect freight demand and completed the sale-leaseback of trailers described above.

General and other operating expense increased to $11.4 million, or 2.2% of total revenue and 2.4% of freight revenue, for the fiscal 2017 period, from $9.1 million, or 1.7% of total revenue and 1.9% of freight revenue for the fiscal 2016 period. General and other operating expenses are mainly made up of computer software maintenance expenses, legal fees, and other administrative expenses.

Gain on sale of revenue equipment decreased from $18.7 million in the fiscal 2016 period to $1.8 million in the fiscal 2017 period. This decrease was due to decreased equipment sales to third parties. We expect gain (loss) on sale with respect to revenue equipment to be relatively small for the balance of fiscal 2017. Gain (loss) on sale can vary significantly due to a variety of factors, including availability of replacement equipment and conditions in the new and used equipment markets.  Other than in connection with equipment turnover in our trucking operations fleet, we have no plans for our equipment leasing and services segment to acquire additional assets to lease or sell any significant additional leases and the underlying equipment at this time.

All of our other operating expenses are relatively minor in amount, and there were no significant changes in such expenses. Accordingly, we have not provided a detailed discussion of such expenses.

Our operating income (loss), which we believe is a useful measure of our operating performance because it is neutral with regard to the method of revenue equipment financing that a company uses, decreased to (0.6%) of total revenue and decreased to (0.6%) of freight revenue for the fiscal 2017 period, from 6.5% of total revenue and 7.2% of freight revenue for the fiscal 2016 period.

Income taxes decreased to a credit of $3.0 million, with an effective tax rate of 40.8%, for the fiscal 2017 period, from $10.2 million, with an effective tax rate of 36.3%, for the fiscal 2016 period. We expect our effective tax rate to be in the range of 35% to 38% going forward.  As pre-tax net income increases, our non-deductible expenses, such as per diem expense, have a lesser impact on our effective rate.  Furthermore, the effective rate in foreign countries is lower than that in the United States. Therefore, as our percentage of income attributable to foreign income changes, our total income tax effective rate will also change.

Liquidity and Capital Resources

Trucking is a capital-intensive business. We require cash to fund our operating expenses (other than depreciation and amortization), to make capital expenditures and acquisitions, and to repay debt, including principal and interest payments, and lease payments. Prior to the consummation of our joint venture, we were required to make certain lease shortfall advance payments to our third party financing provider.  However, as part of the joint venture transaction, these obligations have been terminated or assigned to 19th Capital.  As result, we do not anticipate that these payments will impose liquidity constraints going forward.

Other than ordinary operating expenses, we anticipate that capital expenditures for the acquisition of revenue equipment and the construction of facilities will constitute our primary cash requirement over the next twelve months. We frequently consider potential acquisitions. If we were to engage in additional acquisitions, our cash requirements would increase and we may have to modify our expected financing sources for the purchase of equipment. Subject to any required lender approval, we may make acquisitions in the future. Our principal sources of liquidity are cash generated from operations, bank borrowings, capital and operating lease financing of revenue equipment, and proceeds from the sale of used revenue equipment. At December 31, 2016, our total balance sheet debt, including capital lease obligations and current maturities, was $380.5 million, compared to $450.8 million at June 30, 2016.

As of December 31, 2016, we had purchase commitments to add $7.4 million of tractor operating leases over the next twelve months.  Generally, our purchase orders do not become firm commitment orders for which we are irrevocably obligated until shortly before purchase. We may also have to adjust the timing of our purchases based on performance of existing equipment throughout the year. Our plans to purchase equipment are reevaluated on a quarter-by-quarter basis. These tractor orders represent capital commitments before considering the proceeds of equipment dispositions. We expect capital expenditures for revenue equipment to be more limited in the near term. As of December 31, 2016, we had outstanding planned purchase commitments of approximately $13 million for facilities and land. Factors such as cost and opportunities for future terminal expansions may change the amount of such expenditures.

At December 31, 2016, we were authorized to borrow up to $250.0 million under our primary credit facility, which expires December 2019. The applicable interest rate under this agreement is based on either a base rate equal to Bank of America, N.A.'s prime rate or LIBOR plus an applicable margin between 0.825% and 1.45% that is adjusted quarterly based on our lease adjusted total debt to EBITDAR ratio. At December 31, 2016, we had $113.9 million in outstanding borrowings related to our credit facility and $5.5 million utilized for letters of credit, leaving availability of $130.6 million.  Our ability to draw down on this availability is subject to our compliance with certain financial covenants under the facility, including covenants limiting to our level of debt.  We were in compliance with these financial covenants at December 31, 2016. The facility is collateralized by substantially all of the assets of our U.S. and Canadian subsidiaries, with the notable exception of revenue equipment subject to third party financing or capital leases.

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

Cash Flows

Net cash provided by operations for the six months ended December 31, 2016 was $58.5 million, compared to $22.9 million for the six months ended December 31, 2015. The increase reflected several items related to the closing of our joint venture in December 2016 and related equipment transactions during the period.  These items include, $31.8 million in collection of cash payment recorded under other assets, distributions received on earnings from an unconsolidated entity of $2.6 million, and a $16.9 million reduction in leased revenue equipment held for sale.  Excluding these amounts, net cash flow provided by operations was $7.2 million for the six months ended December 31, 2016. Leased revenue equipment held for sale reflects $82.1 million of sales less $65.2 million of purchases for the six months ended December 31, 2016.  These purchases relate solely to equipment for the benefit of our equipment leasing and services segment which activities will be undertaken through 19th Capital moving forward. Leased revenue equipment held for sale was zero at December 31, 2016. Purchases and sales of used Celadon fleet equipment are included within our net cash provided by investing activities.

Net cash used in investing activities was $0.8 million for the six months ended December 31, 2016, compared to net cash provided of $23.0 million for the six months ended December 31, 2015. Cash used in investing activities includes the net cash effect of acquisitions, investments in and proceeds from unconsolidated entities, and purchases and dispositions of revenue equipment during each period. Capital expenditures for property and equipment totaled $43.1 million for the six months ended December 31, 2016, and $67.1 million for the six months ended December 31, 2015. We generated proceeds from the sale of property and equipment of $75.6 million and $107.9 million for the six months ended December 31, 2016, and December 31, 2015, respectively. Included in the $75.6 million is proceeds of $6.7 million in payment of deferred purchase sales from a sale to 19th Capital in the June 30, 2016 quarter. Net cash paid for acquisitions was $0 for the six months ended December 31, 2016, and $17.7 million for the six months ended December 31, 2015. During the current fiscal year, we had a cash expenditure of $35.3 million for the investment in joint venture. Also during the current fiscal year, we received $2.0 million related to the redemption of our initial investment in 19th Capital as part of the Transactions.

Net cash used in financing activities was $60.4 million for the six months ended December 31, 2016, compared to net cash used in financing activities of $64.1 million for the six months ended December 31, 2015. Financing activity consists primarily of bank borrowings, bank payments, and payment of the principal component of capital lease obligations.

Cash dividends paid for the six months ended December 31, 2016 and December 31, 2015, were approximately $1.1 million, or $0.02 per share. We currently expect to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

Contractual Obligations

“Liquidity and Capital Resources,” above, and “Off Balance Sheet Arrangements,” below include details relating to changes in our contractual obligations.  Aside from these items, there were no material changes in our commitments or contractual liabilities during the six months ended December 31, 2016.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for our revenue equipment. Our operating leases include some under which we do not guarantee the value of the asset at the end of the lease term ("walk-away leases") and some under which we do guarantee the value of the asset at the end of the lease term ("residual value guarantees"). Therefore, we are subject to the risk that equipment values may decline, in which case we would suffer a loss upon disposition and be required to make cash payments because of the residual value guarantees. At December 31, 2016, we were obligated for residual value guarantees related to operating leases of $65.6 million, compared to $34.0 million at December 31, 2015. We believe that any residual payment obligations will be satisfied by the value of the related equipment at the end of the lease. To the extent the equipment's expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We anticipate that going forward we will primarily use a combination of cash generated from operations and capital leases to finance tractor and trailer purchases.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. These estimates are based on management’s knowledge of current events and actions that affect, or could affect, our financial statements materially, and producing these estimates involves a significant level of judgment by management. The accounting policies we deem most critical include revenue recognition, allowance for doubtful accounts, depreciation, claims accrual, and accounting for income taxes. There have been no significant changes to our critical accounting policies and estimates during the six months ended December 31, 2016, compared to those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” included in our Fiscal 2016 Annual Report on Form 10-K.

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

Interest Rate Risk. We are exposed to interest rate risk principally from our credit facility. The credit facility carries a maximum variable interest rate based on either a base rate equal to the greater of either Bank of America, N.A.'s prime rate or LIBOR plus an applicable margin between 0.825% and 1.45% that is adjusted quarterly based on our lease adjusted total debt to EBITDAR ratio.  At December 31, 2016, the interest rate for revolving borrowings under our credit facility was 2.2%.  At December 31, 2016, we had $113.9 million variable rate term loan borrowings outstanding under the credit facility.  Assuming borrowing at historical levels, a hypothetical 0.25% increase in the bank's prime rate or LIBOR would be immaterial to our net income.

Foreign Currency Exchange Rate Risk. We are subject to foreign currency exchange rate risk, specifically in connection with our Canadian and Mexican operations. While virtually all of the expenses associated with our Canadian operations, such as independent contractor costs, company driver compensation, and administrative costs, are paid in Canadian dollars, a significant portion of our revenue generated from those operations is billed in U.S. dollars because many of our customers are U.S. shippers transporting goods to or from Canada. As a result, increases in the value of the Canadian dollar relative to the U.S. dollar could adversely affect the profitability of our Canadian operations. Assuming revenue and expenses for our Canadian operations identical to the quarter ended December 31, 2016 (both in terms of amount and currency mix), we estimate that a $0.01 increase in the value of the Canadian dollar, relative to the U.S. dollar, would reduce our annual net income by approximately $135,000. At December 31, 2016, we had no outstanding foreign exchange derivative contracts relating to the Canadian dollar.

While virtually all of the expenses associated with our Mexican operations, such as independent contractor costs, company driver compensation, and administrative costs, are paid in Mexican pesos, a significant portion of our revenue generated from those operations is billed in U.S. dollars because many of our customers are U.S. shippers transporting goods to or from Mexico. As a result, an increase in the value of the Mexican peso, relative to the U.S. dollar, could adversely affect our consolidated results of operations. Assuming revenue and expenses for our Mexican operations identical to the quarter ended December 31, 2016 (both in terms of amount and currency mix), we estimate that a $0.01 increase in the value of the Mexican peso, relative to the U.S. dollar, would reduce our annual net income by approximately $190,000. At December 31, 2016, we had no outstanding foreign exchange derivative contracts relating to the Mexican peso.

Commodity Price Risk. Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability.  Fuel is subject to economic, political, and market factors that are outside of our control. Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through the collection of fuel surcharges. However, fuel surcharges do not always fully offset increases in fuel prices. In fiscal 2016, we entered into contracts to hedge up to 0.3 million gallons per month ending on July 31, 2017.  This represents approximately 4.8% of our monthly projected fuel requirements through July 2017.  At December 31, 2016, we had outstanding contracts in place for a notional amount of $1.5 million with the fair value of these contracts, approximately $0.5 million more than the original contract value. Derivative gains or losses, initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.  Based on our expected fuel consumption for fiscal 2017, a 10.0% change in the related price of heating oil or diesel per gallon would not have a material impact on our net income, assuming no further changes to our fuel hedging program or our fuel surcharge recovery.

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

We are updating the risk factor entitled “If we cannot effectively manage the challenges associated with doing business internationally, our revenues and profitability may suffer.” with the following:

If we cannot effectively manage the challenges and risks associated with doing business internationally, our revenues and profitability may suffer.

A significant portion of our revenue is derived from our international operations, and our success is dependent upon our operations in Mexico and Canada. Our international operations are subject to a variety of risks, including fluctuations in foreign currencies, changes in the economic strength of the foreign countries in which we do business, difficulties in enforcing contractual obligations and intellectual property rights, compliance burdens associated with a wide variety of international and United States export and import laws, and social, political, and economic instability. Our international business could be adversely affected by restrictions on travel to any of our three countries of operations due to a health epidemic or outbreak, and any such epidemic or outbreak may adversely affect demand for freight. Additional risks associated with our foreign operations include restrictive trade policies, imposition of duties, taxes, or government royalties by foreign governments, and compliance with the Foreign Corrupt Practices Act and local anti-bribery law compliance. At present, cross-border movements for both United States and Mexican-based carriers into the United States and Mexico are allowed, which presents a risk in the form of the potential for increased competition in Mexico and the risk of increased congestion on our cross-border lanes. In addition, we could be subject to additional regulatory risks related to the use of Mexican drivers through our Mexico subsidiary for shipments into the United States.  Recently, President Donald Trump, certain members of the U.S. House of Representatives, and key U.S. administrative officials and policy makers have suggested the renegotiation of the North American Free Trade Agreement and the implementation of tariffs, border taxes, or other measures that could impact the level of trade between the U.S. and Mexico. Any such proposal or measure could negatively impact certain of our customers and the volume of shipments between the U.S. and Mexico, which could have a materially adverse effect on our business and operating results.

We are also updating the risk factors under the heading “Risks Relating to Quality and its Financing Arrangements” by replacing them with the following:

Our non-controlling investment in 19th Capital, a joint venture, poses unique financial, accounting, and governance risks.

In the first quarter of fiscal 2016, we acquired a minority interest in 19th Capital, a newly formed equipment leasing company and reseller.  In the second quarter of fiscal 2017, old equity units were redeemed by 19th Capital and 19th Capital was then recapitalized as a joint venture with Element.  As part of this transaction, our existing minority interest was redeemed and we made a new investment in 19th Capital, such that we and Element each own approximately 49.99% of 19th Capital’s outstanding equity interests.  We account for our investment in 19th Capital using the equity method of accounting.  Our participation in the joint venture through our ownership of 19th Capital poses several unique risks that could materially and adversely affect our results of operations and stock price.

As part of the joint venture transaction, our previous obligation to make lease shortfall advance payments to Element was terminated, except with respect to lease shortfall advance payments owed to a particular third party who had been assigned approximately 2.9% of Element’s portfolio.  Lease shortfall advance payment obligations to this third party were assigned to and assumed by 19th Capital.  To the extent we are required to make these payments to the third party, 19th Capital would be obligated to indemnify us.  However, any claim we would have against 19th Capital would be unsecured and in a bankruptcy or other insolvency event relating to 19th Capital, our claim would effectively be subordinate to the claims of 19th Capital’s secured creditors.  In addition, we do not have the ability to unilaterally control 19th Capital and any payment of an indemnity claim by 19th Capital to us could be subject to approval by the board members of 19th Capital appointed by Element.  Further, an indemnification claim against 19th Capital could conflict with our interests as an equity holder of 19th Capital.  Accordingly, there can be no assurance that 19th Capital will be able to reimburse us for lease shortfall advance obligations if we are required to pay them.

Quality provides lease collection, insurance procurement, vehicle maintenance, and other services to 19th Capital under a Service Agreement.  Quality receives certain fees for these services, the primary component of which is a fixed amount per tractor under Quality’s management per month.  Element is entitled to terminate the Service Agreement without cause upon not less than 90 days’ notice to Quality.  Moreover, the per-tractor fee is subject to renegotiation by us and Element after the first anniversary of the joint venture’s closing.  If Element terminates the Service Agreement or we are unable to renegotiate an attractive per-tractor fee, our cash flow, earnings, and other results of operations could be materially and adversely affected.

In addition, while certain of our executive officers serve as two of the managers of 19th Capital, we do not have the ability to unilaterally control 19th Capital's ownership or management.  Certain significant decisions must be approved by 19th Capital’s board, which currently includes two managers appointed by us and two managers appointed by Element.   Our investment in 19th Capital is subject to the risk that 19th Capital's management and Element may seek to make business, financial, or management decisions with which we do not agree or that the management or Element may seek to take risks or otherwise act in a manner that does not serve our interests.  Moreover, because we and Element each control 50% of 19th Capital’s board, an inability to agree could lead to board deadlock. Element is also a lender to 19th Capital and its interests as a creditor of 19th Capital may not align with ours as an equity holder.  For example, in a liquidation of 19th Capital, as a secured creditor Element would generally have priority over us with respect to any assets or other liquidation proceeds, up to the amount of the applicable debt.  This difference in rights could cause Element to enforce its rights as creditor, to our detriment as an equity holder.  If any of the foregoing were to occur, the value of our investment in 19th Capital could decrease, and our financial condition, results of operations, and cash flow could suffer as a result.

We have recorded the value of our investment in 19th Capital at $100.0 million, based on our net book value of the assets contributed.  We may, from time-to-time, be required to revalue our investment in 19th Capital.  If we are required to mark down the recorded value of our investment, whether due to poor performance of 19th Capital or otherwise, our results of operations, earnings, and stock price could be materially and adversely affected.

If a change in accounting rules or other unforeseen circumstances prevents us from using our intended accounting treatment for 19th Capital, we may be required to include the related equipment debt on our consolidated balance sheet even though we are not primarily obligated on and do not guarantee such debt.  This could cause us to violate financial covenants under our primary credit facility or otherwise materially and adversely affect our results of operations and stock price.

Finally, under the equity method of accounting, we anticipate that we will recognize our proportionate share of 19th Capital’s income or loss in any given period.  As a result, poor performance of 19th Capital would have a negative impact on our results of operations.  See “19th Capital faces certain additional risks particular to its operations, any one of which could adversely affect our operating results” for additional information on risks faced by 19th Capital that could have a material adverse impact on us.

19th Capital faces certain additional risks particular to its operations, any one of which could adversely affect our operating results.

19th Capital faces several risks similar to those we face and additional risks particular to its business and operations.  At December 31, 2016, 19th Capital held, directly or through beneficial ownership in titling trusts, approximately 10,000 tractors and trailers, a majority of which are financed.  The ability to secure financing and market fluctuations in interest rates could impact 19th Capital's ability to grow its leasing and financing business and its margins on leases and financing. Further, there is an overlap in providers of equipment financing to 19th Capital and our wholly owned operations and those providers may consider the combined exposure and limit the amount of credit available to us or 19th Capital.  In addition, 19th Capital requires significant cash flow to meet its debt service obligations, and a default on these obligations could subject 19th Capital to lender foreclosure on its assets, litigation, and bankruptcy. Adverse economic activity may restrict the number of used equipment buyers, their ability to pay acceptable prices for used equipment, and create user financing defaults, bankruptcies, and difficulties recovering equipment. In addition, 19th Capital's customers are typically small trucking companies or independent contractors without substantial financial resources, and 19th Capital is subject to risk of loss should those customers be unable to make their lease payments.

If a lessee or other counterparty fails to maintain the equipment in accordance with the terms of the financing agreements, 19th Capital may have unanticipated repair expenditures.  As regulations change, the market for used equipment may be impacted as such regulatory changes may make used equipment costly to upgrade to comply with such regulations or 19th Capital may be forced to scrap equipment if such regulations eliminate the market for particular used equipment. Any of the foregoing risks could materially and adversely impact the value of and our return on our investment in 19th Capital, as well as our recognition of income (loss) from a non-controlling investment.

19th Capital leases equipment to independent contractor drivers who haul freight for us and other trucking companies.  Companies that utilize independent contractors to haul their freight have been regularly targeted by regulatory authorities and private plaintiffs based on allegations that such contractors should be characterized as employees.  We believe this has caused, and will likely continue to cause, transportation companies to reconsider the use of independent contractors or even discontinue such use.  If the market for drivers shifts away from the use of independent contractors and toward the use of employee drivers, the market for services 19th Capital provides would be materially and adversely impacted.  In addition, many trucking and other transportation companies independently provide or arrange for financing or equipment lease arrangements for their independent contractor drivers, as do numerous equipment finance and leasing companies.  As the driver market remains tight, competition to attract drivers and provide them with additional accommodations, including equipment financing or leasing, has become more prevalent.  As a result, 19th Capital faces significant competition for the services it provides and market conditions may further intensify such competition.  The occurrence of any of the foregoing could materially and adversely affect 19th Capital’s results of operations.

Finally, we expect that, for federal income tax purposes, 19th Capital will be treated as the owner and lessor of the equipment that it leases to third parties.  However, the IRS could instead assert that such leases are sales or financings.  If it were determined that 19th Capital is not the owner of the leased equipment for income tax purposes, 19th Capital would not be entitled to cost recovery, depreciation or amortization deductions, and its leasing income might be deemed to be portfolio income instead of passive activity income.  The denial of such cost recovery or amortization deductions could cause its tax liabilities to increase, and therefore the amount of cash available for distribution to us to decrease, in certain periods.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2016, we did not engage in unregistered sales of securities or any other transactions required to be reported under this Item 2 of Part II on Form 10-Q.

We are obligated to comply with certain financial covenants under our credit facility.  Our credit facility also places certain limitations on our ability to pay dividends, including a $5.0 million cap on cash dividend payments during any fiscal year and a requirement that we be in pro forma compliance with our financial covenants after giving effect to any such payments.

Item 3.          Defaults Upon Senior Securities

Not applicable.

Item 4.          Mine Safety Disclosures

Not applicable.

Item 5.          Other Information

On February 2, 2017, we filed a Current Report on Form 8-K with a press release announcing our earnings for the three months ended December 31, 2016.  The press release contained typographical errors in the “Other Revenue” and “Total Revenue” amounts, for the six months ended December 31, 2016, provided in the “Key Operating Statistics” table at the end of the press release.  The original press release provided “$51,302” for “Other Revenue” and “$537,334” for “Total Revenue” (in thousands).  The correct figures are “$44,733” for “Other Revenue” and “$530,765” for “Total Revenue” (in thousands).  This corrected Total Revenue figure is consistent with the figure provided in the income statement contained in the press release and the body of the press release.

The press release also contained two typographical errors in the “Diluted weighted average shares outstanding” figures for the three and six months ended December 31, 2016, respectively, contained in the condensed consolidated statements of operations.  The original press release provides “28,219” (in thousands) for the three month period and “28,214” (in thousands) for the six month period.  The correct figures are “27,639” (in thousands) for the three month period and “27,627” (in thousands) for the six month period, as provided in the financial statements included in this Form 10-Q.

On February 7, 2017, the Indiana Court of Appeals affirmed summary judgment in the matter of Wilmoth et al v. Celadon Trucking Services, Inc., one of our subsidiaries, regarding a complaint that was originally filed in 2013. As previously disclosed in our filings with the Securities and Exchange Commission, this matter was a contingency with no reserve accrued because an unfavorable result was not deemed probable.  As a result of the recent summary judgment affirmation, we have accrued a liability of $4.6 million for the quarter ended December 31, 2016.  Because the ruling had not been issued at the time of our press release disclosing our results of operations for such quarter, the press release did not reflect this accrual.  However, the results of operations disclosed in this Form 10-Q have been updated to reflect this accrual. See Note 6 – Commitments and Contingencies to the financial statements included herein for additional information.

During our February 2, 2017, conference call, our representatives responded to equity research analyst questions and in such responses referred to terms such as "free cash flow," "earnings," and "profits," including on a normalized basis.  We have received inquiries as to how we defined these terms as used in the conference call.  In context, our comments referred to expected results of consolidated operations and did not include income or loss from the equity method investment.  More specifically:

•
"Earnings," "profits" and similar terms referred to "net income (loss) excluding after-tax income (loss) from equity method investment and changes in value of equity method investment."  This is referred to herein as "normalized net income (loss)."

•	"Free cash flow" and similar terms referred to normalized net income (loss), plus depreciation and amortization.

•	The references to "$16 million to $18 million" in the conference call referred to expected quarterly depreciation and amortization for the remaining quarters of fiscal 2017 and into fiscal 2018.

Based on the definitions above,

•	We expect to generate normalized net income for fiscal 2018.

•
We expect net capital expenditures (gross capital expenditures less proceeds from disposition of capital assets) to be in the range of $10 million to $15 million for the remaining half of fiscal 2017.  This amount excludes any business acquisitions or dispositions, none of which are currently planned.  We have not finalized a capital expenditure budget for fiscal 2018.

•	We expect to reduce our leverage ratio (as defined in our credit agreement) during fiscal 2018.

All references to profits, free cash flow, earnings, and similar terms in the conference call are updated to refer to the definitions above.

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

4.3	Amended and Restated By-Laws of the Company. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on January 31, 2008.)
10.1	Membership Interest Redemption Agreement dated December 30, 2016 by and between the Company, as seller, and 19th Capital Group, LLC.*
10.2	Subscription Agreement dated December 30, 2016 by and among the Company, 19th Capital Group, LLC, and Element Transportation LLC.*
10.3	Amended and Restated Limited Liability Company Agreement of 19th Capital Group, LLC dated December 30, 2016 by and among the Company, Element Transportation LLC, Harry Dugan, and Gregory Burke.*
10.4	Service Agreement dated December 30, 2016 by and between 19th Capital Group, LLC and Quality Companies, LLC.*
10.5
Third Amendment to Amended and Restated Credit Agreement dated December 30, 2016 by and among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, Wells Fargo Bank, N.A., and Citizens Bank, N.A., both as lenders.*

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

Celadon Group, Inc. (Registrant)

Date: February 10, 2017	/s/ Paul A. Will
Paul A. Will
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: February 10, 2017	/s/ Bobby L. Peavler
Bobby L. Peavler
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
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

4.3	Amended and Restated By-Laws of the Company. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on January 31, 2008.)
10.1	Membership Interest Redemption Agreement dated December 30, 2016 by and between the Company, as seller, and 19th Capital Group, LLC*
10.2	Subscription Agreement dated December 30, 2016 by and among the Company, 19th Capital Group, LLC, and Element Transportation LLC.*
10.3	Amended and Restated Limited Liability Company Agreement of 19th Capital Group, LLC dated December 30, 2016 by and among the Company, Element Transportation LLC, Harry Dugan, and Gregory Burke.*
10.4	Service Agreement dated December 30, 2016 by and between 19th Capital Group, LLC and Quality Companies, LLC.*
10.5
Third Amendment to Amended and Restated Credit Agreement dated December 30, 2016 by and among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, Wells Fargo Bank, N.A., and Citizens Bank, N.A., both as lenders.*

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